Form 10-K
period 2010-06-30
Oritani Financial Corp
filed 2010-09-13
CIK 1483195

SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-34786
Oritani Financial Corp.
(Exact name of registrant as specified in its charter)

Delaware	30-0628335

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

370 Pascack Road, Township of Washington	07676

(Address of Principal Executive Offices)	Zip Code
(201) 664-5400
(Registrant’s telephone number)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC
Securities Registered Pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☑ NO ☐.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☑ NO ☐.
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of September 13, 2010, there were 56,202,485 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2009, as reported by the Nasdaq Global Market, was approximately $130.0 million.
DOCUMENTS INCORPORATED BY REFERENCE
1. Proxy Statement for the 2010 Annual Meeting of Stockholders of the Registrant (Part III).

Oritani Financial Corp.
2010 Annual Report on Form 10-K

PART I

ITEM 1.	BUSINESS
Forward Looking Statements
This Annual Report contains certain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements may be identified by reference to a future period or periods, or by use of forward looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which Oritani Financial Corp. (“the Company”) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.
The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions, which may be made to any forward looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
Oritani Financial Corp.
Oritani Financial Corp. (“the Company”) is a Delaware corporation that was incorporated in March 2010 to be the successor to Oritani Financial Corp. (“Oritani-Federal”), a federal corporation. Oritani-Federal is the former stock holding company for Oritani Bank. In conjunction with the second step transaction of Oritani Financial Corp., MHC, the former mutual holding company parent, Oritani-Federal ceased to exist and the Company became its successor. The second step transaction was completed June 24, 2010. The Company sold a total of 41,363,214 shares of common stock at $10.00 per share in the related stock offering. Concurrent with the completion of the offering, shares of Oritani-Federal common stock owned by public stockholders were exchanged for 1.50 shares of the Company’s common stock. In lieu of fractional shares, shareholders were paid in cash. The Company also issued 481,546 shares of common stock for the accelerated vesting of restricted stock awards triggered by the conversion. As a result of the offering, the exchange, and shares issued due to the accelerated vesting, as of June 30, 2010, the Company had 56,202,485 shares outstanding and a market capitalization of approximately $562.0 million. Net proceeds from the offering were $401.8 million. As a result of the conversion, all share information has been revised to reflect the 1.50- to- one conversion rate.
Oritani Financial Corp. owns 100% of the outstanding shares of common stock of Oritani Bank. Oritani Financial Corp. primarily engages in the business of holding the common stock of Oritani Bank as well as two limited liability companies that own a variety of real estate investments. Oritani Financial Corp.’s executive office is located at 370 Pascack Road, in the Township of Washington, New Jersey 07676, and its telephone number is (201) 664-5400. Oritani Financial Corp. is subject to comprehensive regulation and examination by the OTS. At June 30, 2010, Oritani Financial Corp. had consolidated assets of $2.48 billion, consolidated deposits of $1.29 billion and consolidated stockholders’ equity of $643.4 million. Its consolidated net income for the fiscal year ended June 30, 2010 was $8.4 million.
Oritani Financial Corp.’s website (www.oritani.com) contains a direct link to the Company’s filings with the Securities and Exchange Commission as well as Oritani-Federal’s including copies of annual reports on Form 10-K, current reports on Form 8-K, and amendments to these filings, if any. Information on the website should not be considered a part of this report.

Oritani Bank
General
Oritani Bank is a New Jersey-chartered savings bank headquartered in the Township of Washington, New Jersey. Oritani Bank was originally founded in 1911, as a New Jersey building and loan association. Over the years, Oritani Bank has expanded through internal growth as well as through a series of business combinations. Oritani Bank conducts business from its main office located at 370 Pascack Road, in the Township of Washington, New Jersey 07676, and its 21 branch offices located in the New Jersey Counties of Bergen, Hudson and Passaic. The telephone number at its main office is (201) 664-5400. At June 30, 2010, our assets totaled $2.48 billion and our deposits totaled $1.29 billion. Oritani Bank was formerly known as Oritani Savings Bank. Effective September 8, 2008, the name was changed to Oritani Bank.
Our principal business consists of attracting retail and commercial bank deposits from the general public in the areas surrounding our main office in the Township of Washington, New Jersey and our branch offices located in the New Jersey Counties of Bergen (16 branches, including our main office), Hudson (5 branches) and Passaic (one branch), and investing those deposits, together with funds generated from operations, in multi-family and commercial real estate loans, one- to four-family residential mortgage loans as well as in second mortgage and equity loans, construction loans, business loans, other consumer loans, and investment securities. We originate loans primarily for investment and hold such loans in our portfolio. Occasionally, we will also enter into loan participations. Our revenues are derived principally from interest on loans and securities as well as our investments in real estate and real estate joint ventures. We also generate revenues from fees and service charges and other income. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.
Market Area
From our headquarters in the Township of Washington, New Jersey, we operate twenty-two full service branches, including our main office. We operate branches in three counties of New Jersey: Bergen, Hudson and Passaic. The majority of our branches (sixteen) and deposits are located in Bergen County. In addition, we operate five branches in Hudson County and one branch in Passaic County. Our market area for lending is broader, generally extending about 150 miles from our headquarters. Our lending area includes the state of New Jersey, the broader New York metropolitan area, southern New York, eastern Pennsylvania, and southern Connecticut.
In terms of population, Bergen County ranks as the largest county in New Jersey (out of 21 counties) while Hudson County ranks fifth and Passaic County ranks ninth. The economy in our primary market area has benefited from being varied and diverse. It is largely urban and suburban with a broad economic base. As one of the wealthiest states in the nation, New Jersey, with a population of 8.7 million, is considered one of the most attractive banking markets in the United States. As of July 2010, the unemployment rate for New Jersey was 9.7%, which was slightly higher than the national rate of 9.5%, with a total of 3.8 million New Jersey residents employed as of July 2010. Bergen County is considered part of the New York metropolitan area. Its county seat is Hackensack. Bergen County ranks 16th among the highest-income counties in the United States in 2009 in terms of per-capita income. Some of Bergen County’s major employers are: Hackensack University Medical Center; New Jersey Sports and Expo Authority; Merck-Medco Managed Care; AT&T Wireless Services, Inc.; Becton Dickinson & Company; Mellon Investor Services; Marcal Paper Mills; Mercedes-Benz of North America, Inc.; KPMG, LLP and United States Postal Service. See “Item 1A, Risk Factors — Current Market and Economic Conditions May Significantly Affect Our Operations and Financial Condition.”
Bergen County is bordered by Rockland County, New York to the north, the Hudson River to the east, Hudson County to the south, a small border with Essex County also to the south and Passaic County to the west.

Passaic County is bordered by Orange County, New York to the north, Rockland County, New York to the northeast, Bergen County to the east, Essex County to the south, Morris County to the southwest and Sussex County to the west.
Hudson County’s only land border is with Bergen County to the north and west. It is bordered by the Hudson River and Upper New York Bay to the east; Kill van Kull (which connects Newark Bay with Upper New York Bay) to the south and Newark Bay and the Hackensack River or the Passaic River to the west.
Competition
We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2009, the latest date for which statistics are available, our market share of deposits was approximately 2.6% in Bergen County, and less than 1.0% in each of Hudson and Passaic Counties.
Our competition for loans and deposits comes principally from locally owned and out-of-state commercial banks, savings institutions, mortgage banking firms, insurance companies, the Federal Home Loan Mortgage Corporation (FHLMC), the Federal National Mortgage Association (FNMA) and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.
Lending Activities
Our principal lending activity is the origination of multi-family loans and commercial real estate loans as well as residential real estate mortgage loans and construction loans secured by property located primarily in our market area. Our multi-family loans consist primarily of mortgage loans secured by apartment buildings. Our commercial real estate loans consist primarily of mortgage loans secured by commercial offices, retail space, warehouses and mixed-use buildings. Our residential real estate mortgage loans consist of one- to four-family residential real property and consumer loans. Construction loans consist primarily of one- to four-family development, condominiums and commercial development projects. We curtailed construction lending during fiscal 2009 due to market and economic conditions and now only originate such loans on an exception basis. Second mortgage and equity loans consist primarily of home equity loans and home equity lines of credit. Multi-family and commercial real estate loans represented $1.12 billion, or 73%, of our total loan portfolio at June 30, 2010. One- to four-family residential real estate mortgage loans represented $244.1 million, or 15.9%, of our total loan portfolio at June 30, 2010. We also offer second mortgages and equity loans. At June 30, 2010, such loans totaled $48.1 million, or 3.1%, of our loan portfolio. At June 30, 2010, construction and land loans totaled $102.1 million, or 6.6%, of our loan portfolio. At June 30, 2010, other loans, which primarily consist of business and to a smaller extent, account loans, totaled $21.8 million, or 1.4%, of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.

	At June 30,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential	$244,126	15.9%	$265,962	20.4%	$223,087	21.8	$188,941	24.6%	$165,070	25.3%
Multi-family	360,380	23.5	277,589	21.3	237,490	23.2	210,587	27.4	205,352	31.5
Commercial real estate	760,076	49.5	562,138	43.3	359,681	35.2	240,544	31.3	173,856	26.6
Second mortgage and equity loans	48,110	3.1	54,769	4.2	59,886	5.8	65,240	8.5	66,198	10.2
Construction and land loans	102,137	6.6	130,831	10.0	138,195	13.5	62,704	8.1	38,722	5.9
Other loans	21,753	1.4	10,993	0.8	4,880	0.5	1,140	0.1	3,291	0.5

Total loans	1,536,582	100.0%	1,302,282	100.1%	1,023,219	100.0	769,156	100.0%	652,489	100.0%

Other items:
Net deferred loan origination fees	4,800		2,979		2,610		1,732		2,979
Allowance for loan losses	25,902		20,680		13,532		8,882		20,680

Total loans, net	$1,505,880		$1,278,623		$1,007,077		$758,542		$628,830

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2010.

	Conventional		Multi-family		Commercial		Second Mortgage		Construction and Land		Other Loans		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average		Average		Average		Average
	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)

Due During the Years Ending June 30,
2011	2,148	6.48	911	6.15	15,025	6.18	76	5.39	82,167	7.18	8,595	3.56	108,922	6.73
2012	3,494	5.97	2,512	6.33	33,114	6.06	208	5.82	12,939	6.34	130	5.57	52,397	6.13
2013 to 2014	11,492	5.04	5,146	6.00	59,922	6.37	2,593	5.42	1,362	6.53	10,996	6.57	91,511	6.18
2015 to 2019	25,156	5.16	92,878	6.16	352,421	6.36	11,709	5.36	1,807	6.35	68	7.75	484,039	6.24
2020 to 2024	27,362	5.28	96,831	5.91	144,956	6.29	12,947	5.46	—	0.00	—	—	282,096	6.02
2025 and beyond	174,474	5.74	162,102	6.00	154,638	6.54	20,577	5.74	3,862	6.32	1,964	6.39	517,617	6.07

Total	$244,126	5.61%	$360,380	6.02%	$760,076	6.37%	$48,110	5.55%	$102,137	7.02%	$21,753	5.36%	$1,536,582	6.17%

The following table sets forth, at June 30, 2010, the dollar amount of all fixed- and adjustable-rate loans that are contractually due after June 30, 2011.

	Due After June 30, 2011
	Fixed	Adjustable	Total
	(In thousands)
First mortgage loan balances:
Conventional one- to four-family	$191,971	$50,007	$241,978
Multi-family	105,895	253,574	359,469
Commercial estate Loans	367,381	377,671	745,052
Second mortgage and equity loans	36,340	11,694	48,034
Construction and land loans	6,326	13,643	19,969
Other loans	2,633	10,525	13,158

Total loans	$710,546	$717,114	$1,427,660

First Mortgage Loans:
Conventional One- to Four-Family Residential Loans. We originate one- to four-family residential mortgage loans substantially all of which are secured by properties located in our primary market area. At June 30, 2010, $244.1 million, or 15.9% of our loan portfolio, consisted of one- to four-family residential mortgage loans. We generally retain for our portfolio substantially all of these loans that we originate. One- to four-family mortgage loan originations are generally obtained from existing or past customers, through advertising, and through referrals from local builders, real estate brokers, and attorneys and are underwritten pursuant to Oritani Bank’s policies and standards. In 2008, the Company began a program where a fee is paid to a broker for a loan referral that results in an origination or a purchase of a recently closed loan. Generally, one- to four-family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make loans with a loan-to-value ratio in excess of 90%. Fixed rate mortgage loans are originated for terms of up to 30 years. Generally, fixed rate residential mortgage loans are underwritten according to Freddie Mac guidelines, policies and procedures, with a maximum origination amount of $2.0 million. We do not originate or purchase, and our loan portfolio does not include, any sub-prime loans.
We also offer adjustable rate mortgage loans for one- to four-family properties, with an interest rate based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one-year, which adjust either annually or every three years from the outset of the loan or which adjusts annually after a five-, seven- or ten-year initial fixed rate period. Originations and purchases of adjustable rate one- to four-family residential loans totaled $38.2 million during the fiscal year ended June 30, 2010 as compared to total originations and purchases of $27.7 million of one- to four-family residential loans during the same fiscal year. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years.
Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. At June 30, 2010, $50.0 million, or 20.5% of our one- to four-family residential real estate loans, had adjustable rates of interest.

In an effort to provide financing for first-time homebuyers, we offer our own first-time homebuyer loan program. This program offers one- to four-family residential mortgage loans to qualified individuals. These loans are offered with terms and adjustable and fixed rates of interest similar to our other one- to four-family mortgage loan products. With this program, borrowers receive a discounted mortgage interest rate and do not pay certain loan origination fees. Such loans must be secured by an owner-occupied residence. These loans are originated using similar underwriting guidelines as our other one- to four-family mortgage loans. Such loans are originated in amounts of up to 90% of the lower of the property’s appraised value or the sale price. Private mortgage insurance is not required for such loans. The maximum amount of such loan is $275,000.
We also offer our directors, officers and employees who satisfy certain criteria and our general underwriting standards fixed or adjustable rate loan products with reduced interest rates. Employee loans adhere to all other terms and conditions contained in the loan policy.
All residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. All borrowers are required to obtain title insurance for the benefit of Oritani Bank. We also require homeowner’s insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.
Multi-Family and Commercial Real Estate Loans. We originate non-residential commercial real estate mortgage loans and loans on multi-family dwellings. At June 30, 2010, $1.12 billion, or 73% of our loan portfolio, consisted of multi-family and commercial real estate loans. Our commercial real estate mortgage loans are primarily permanent loans secured by improved property such as mixed-use properties, office buildings, retail stores and commercial warehouses. Our multi-family mortgage loans are primarily permanent loans secured by apartment buildings. The typical loan has a fixed rate of interest for the first five years, after which the loan reprices to a market index plus a spread, with a floor of the original rate. The fixed rate period is occasionally extended to as much as ten years. These loans typically amortize over 25 years and the maximum amortization period is 30 years. We also offer such loans on a self-amortizing basis with fixed rate terms up to 20 years. References to commercial real estate loans below refer to multi-family and commercial real estate.
The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, risks inherent in the properties tenants, the global cash flows of the borrower, the value of the underlying property and other factors. Loan to value ratios are a very important consideration. Generally, however, commercial real estate loans originated by us will not exceed 80% of the appraised value or the purchase price of the property, whichever is less. Other factors we consider, with respect to commercial real estate rental properties, include the term of the lease(s) and the quality of the tenant(s). We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2 times. Environmental reports are generally required for commercial real estate loans. Commercial real estate loans made to corporations, partnerships and other business entities may require personal guarantees by the principals as warranted. Property inspections are conducted no less than every three years, or more frequently as warranted. Bank lending policies allow lending up to the 80% loan to value level and 1.2 times debt service coverage ratio. However, in the fourth calendar quarter of 2008, we informally reduced our maximum loan to value ratios and increased our maximum debt service coverage ratio, as well as taking a more conservative approach on other underwriting issues. We continue to underwrite to these informal changes. We believe these actions have resulted in originations that are more conservative in nature than Bank policy allows. We intend to maintain this conservative posture at least as long as we perceive a heightened economic risk in this type of lending.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. We had two separate $21.0 million commercial real estate loans in our portfolio at June 30, 2010. These loans were the largest loans in the portfolio at that date. Both are secured by shopping malls, one located in Ocean County, New Jersey and the other located in Putnam County, New York. These loans are performing in accordance with their terms. Our largest commercial real estate relationship consisted of multifamily properties located mainly in our primary market area with a real estate investor. The aggregate outstanding loan balance for this relationship is $45.0 million at June 30, 2010, and these loans are all performing in accordance with their terms.
Loans secured by commercial real estate, including multi-family properties, generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. See “Item 1A, Risk Factors — Current Market and Economic Conditions May Significantly Affect Our Operations and Financial Condition.”
Second Mortgage and Equity Loans. We also offer second mortgage and equity loans and home equity lines of credit, each of which are secured by one- to four-family residences, substantially all of which are located in our primary market area. At June 30, 2010, second mortgage and equity loans totaled $48.1 million, or 3.1% of total loans. Additionally, at June 30, 2010, the unadvanced amounts of home equity lines of credit totaled $39.3 million. The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The combined (first and second mortgage liens) loan-to-value ratio for home equity loans and equity lines of credit is generally limited to 80%. Home equity loans are offered with fixed and adjustable rates of interest and with terms of up to 30 years. Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal.
Equity loans entail greater risk than do residential mortgage loans, particularly if they are secured by an asset that has a superior security interest. In addition, equity loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.
Construction Loans. We originate construction loans for the development of one- to four-family residential properties located in our primary market area. Residential construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences. At June 30, 2010, residential construction loans amounted to $43.4 million, or 2.8% of total loans.
Our residential construction loans generally provide for the payment of interest only during the construction phase, but in no event exceeding 24 months. Residential construction loans can be made with a maximum loan-to-value ratio of 75% of the appraised value of the land and 100% of the costs associated with the construction. Residential construction loans are generally made on the same terms as our one- to four-family mortgage loans. At June 30, 2010, the largest residential construction loan commitment was for $17.5 million, with an outstanding balance of $17.3 million and is secured by single family residence with a current appraised value of $50.0 million. This loan was performing according to its terms at June 30, 2010.
We also make construction loans for commercial development projects. The projects include multi-family, apartment, retail and office buildings. We generally require that a commitment for permanent financing be in place prior to closing the construction loan. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At June 30, 2010, commercial construction loans totaled $58.7 million, or 3.8% of total loans. At June 30, 2010, the largest outstanding commercial construction loan commitment was for $14.8 million, with an outstanding balance of $6.4 million and is secured by a shopping mall project, anchored by a well-known grocer. This loan was performing according to its terms at June 30, 2010.

Before making a commitment to fund a construction loan, we require an appraisal on the property by an independent licensed appraiser. We require title insurance and, if applicable, an environmental survey prior to making a commitment to fund a construction loan. We generally also review and inspect each property before disbursement of funds during the terms of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.
Construction and development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the value of the property at completion of construction compared to the estimated cost (including interest) of construction and other assumptions. If the estimate of construction cost proves to be inaccurate, we may be required to advance funds beyond the amount originally committed in order to protect the value of the property. Additionally, if the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.
We chose to reduce our exposure to construction lending during fiscal 2009 due to current market and economic conditions. Such loans are now only originated on an exception basis. Construction originations for the year ended June 30, 2010 were $19.1 million, versus $45.1 million for the comparable 2009 period.
Other Loans. Other loans totaled $21.7 million, or 1.4% of our total loan portfolio at June 30, 2010. Other loans primarily consist of business loans secured by cash and other business assets, account loans, and commercial line of credit loans. Commercial line of credit loans totaled $3.3 million. In 2009, Oritani decided to limit new line of credit lending to well-established customers.
Loan Originations, Purchases, Sales, Participations and Servicing of Loans. Lending activities are conducted primarily by our loan personnel operating at our main office. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both adjustable rate and fixed rate loans. Our ability to originate fixed or adjustable rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future levels of market interest rates.
During the fiscal year ended June 30, 2010, loan originations totaled $417.4 million and purchases totaled $34.4 million, all of which were retained by us. There were no sales of residential mortgage loans in fiscal 2009 or 2010.
We will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At June 30, 2010, we had $53.3 million in loan participation interests.
At June 30, 2010, we were servicing loans sold in the amount of $7.3 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.
Non-performing and Problem Assets
We commence collection efforts when a loan becomes ten days past due with system generated reminder notices. Subsequent late charges and delinquent notices are issued and the account is monitored on a regular basis thereafter. Collections meetings with executive management are regularly held and every delinquent loan is discussed. When a loan is more than 30 days past due, the credit file is reviewed and, if deemed necessary, information is updated or confirmed and collateral re-evaluated. Personal, direct contact with the borrower is attempted early in the collection process. We make every effort to contact the borrower and develop a plan of repayment to cure the delinquency. A summary report of all loans 30 days or more past due is reported to the Board of Directors on a monthly basis. If no repayment plan is in process and the loan is delinquent at least two payments, the file is referred to counsel for the commencement of foreclosure or other collection efforts.

Loans are placed on non-accrual status when they are more than 90 days delinquent. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed. Once the outstanding principal balance is brought current, income is recognized to the extent the loan is deemed fully collectible. If the deficiencies causing the delinquency are resolved, such loans may be returned to accrual status once all arrearages are resolved. See additional discussion regarding our non-performing assets at June 30, 2010 in “Management Discussion and Analysis.”
Non-Performing Assets. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At each date presented, we had no modifications that have been characterized as troubled debt restructurings.

	At June 30,
	2010	2009(1)	2008(2)	2007	2006
	(Dollars in thousands)
Non-accrual loans:
First mortgage loan balances:
Conventional	$55	$98	$67	$—	$458
Multifamily	—	6,291	—	—	—
Commercial real estate	17,835	25,685	—	—	—
Second mortgage and equity loans	62	—	—	—	—
Construction and land loans	20,173	20,391	14,143	—	—
Other loans	—	—	—	—	—

Total non-accrual loans	$38,125	$52,465	$14,210	$—	$458

Loans greater than 90 days delinquent and still accruing	$—	$—	$—	$—	$—

Total non-performing loans	$38,125	$52,465	$14,210	$—	$458

Real estate owned	3,031	—	—	—	—

Total non-performing assets	$41,156	$52,465	$14,210	$—	$458

Ratios:
Non-performing loans to total loans	2.48%	4.03%	1.39%	—%	0.07%
Non-performing assets to total assets	1.66%	2.74%	0.98%	—%	0.04%

(1)	Two construction loans totaling $4.2 million were less than 60 days delinquent at June 30, 2009 and were classified as non-accrual.

(2)	One construction loan totaling $335,000 was less than 60 days delinquent at June 30, 2008 and was classified as non-accrual.
As noted in the above table, there were nonaccrual loans of $38.1 million at June 30, 2010 and $52.5 million at June 30, 2009. Additional interest income of $3.0 million and $3.7 million would have been recorded during the years ended June 30, 2010 and 2009, respectively, if the loans had performed in accordance with their original terms. Interest income on these loans of $595,000 and $787,000 was included in net income for the years ended June 30, 2010 and 2009, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Comparison of Operating Results for the Years Ended June 30, 2010 and June 30, 2009, Provision for Loan Losses.”

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2010
First mortgage loan balances:
Conventional	4	$762	1	$55	5	$817
Multifamily	—	—	—	—	—	—
Commercial real estate	4	2,105	3	17,835	7	19,940
Second mortgage and equity loans	1	19	1	62	2	81
Construction and land loans	1	1,743	5	20,173	6	21,916
Other loans	—	—	—	—	—	—

Total	10	$4,629	10	$38,125	20	$42,754

At June 30, 2009
First mortgage loan balances:
Conventional	1	$197	2	$98	3	$295
Multifamily	—	—	2	$6,291	2	$6,291
Commercial real estate	3	17,209	6	25,685	9	42,894
Second mortgage and equity loans	—	—	—	—	—	—
Construction and land loans	1	419	6	20,391	7	20,810
Other loans	—	—	—	—	—	—

Total	5	$17,825	16	$47,839	21	$65,664

At June 30, 2008
First mortgage loan balances:
Conventional	—	$—	2	$68	2	$68
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Second mortgage and equity loans	1	18	—	—	1	18
Construction and land loans	—	—	2	13,808	2	13,808
Other loans	—	—	—	—	—	—

Total	1	$18	4	$13,876	5	$13,894

At June 30, 2007
First mortgage loan balances:
Conventional	—	$—	—	$—	—	$—
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Second mortgage and equity loans	1	39	—	—	1	39
Construction and land loans	—	—	—	—	—	—
Other loans	—	—	—	—	—	—

Total	1	$39	—	$—	1	$39

At June 30, 2006
First mortgage loan balances:
Conventional	5	$180	2	$348	7	$528
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Second mortgage and equity loans	—	—	—	—	—	—
Construction and land loans	—	—	—	—	—	—
Other loans	—	—	—	—	—	—

Total	5	$180	2	$348	7	$528

In addition to the delinquent loans listed above, we had loans that were delinquent 90 days or more past due as to principal. Such loans had passed their maturity date but continued making monthly payments, keeping their interest current. All such loans have subsequently been extended by us, which negated their past due maturity status. These loans totaled $5.6 million, $3.1 million, and $316,000 at June 30, 2010, 2009 and 2008, respectively.

Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of cost or fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition. The Company had real estate owned of $3.0 million at June 30, 2010. There were no other real estate owned at June 30, 2009 and 2008. During the twelve months ended June 30, 2010, Oritani Bank obtained title to two properties securing $3.8 million of non-performing loans. The properties were written down to $3.5 million upon acquisition and were subsequently written down further to $3.0 million at June 30, 2010. Both properties are under contract. Closings are expected in September 2010.
Classified Assets. FDIC regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.
We are required to establish general allowances for loan losses for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When we classify problem assets as “loss,” we are required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. Since 2005, the Company has engaged an external loan review firm to help ensure that loans are properly classified. The firm performs quarterly reviews. They report to the Audit Committee quarterly and their scope is determined by the Audit Committee annually. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the Federal Deposit Insurance Corporation (“FDIC”) and the New Jersey Department of Banking and Insurance (“the Department”) which can order the establishment of additional general or specific loss allowances. Such examinations typically occur annually. Our last examination was as of March 31, 2009 by the FDIC. An examination by the Department, as of March 31, 2010, was completed on September 09, 2010.
The following table shows the aggregate amounts of our classified assets, including non-performing loans, at the date indicated.

	Classified Assets At
	June 30, 2010		June 30, 2009		June 30, 2008
	Number	Amount	Number	Amount	Number	Amount
Substandard assets:
First mortgage loan balances:
Conventional	1	$55	2	$109	3	$85
Multi-family loans	—	—	5	7,602	—	—
Commercial real estate loans	9	25,219	9	28,827	4	14,375
Construction and land loans	11	31,424	4	19,273	—	—
Other loans	2	699	—	—	—	—

Total	23	$57,397	20	$55,811	7	$14,460

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

We also utilize additional classification for assets that do not meet the definition of any of the classified assets yet contain an element that warrants a rating that is less than “pass.” We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset. Our assets classified as “special mention” totaled $21.6 million, $24.2 million, and $21.7 million at June 30, 2010, 2009, and 2008, respectively. Effective September 30, 2009, we began to also utilize the classification of “watch” for assets where complete current information has not been procured or a minor weakness is indicated. Our assets classified as “watch” totaled $32.2 million at June 30, 2010.
Impaired Loans. The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. Loans we individually classify as impaired include multifamily, commercial mortgage and construction loans. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. If the loan’s carrying value does exceed the fair value, specific reserves are established to reduce the loan’s carrying value. For classification purposes, impaired loans are typically classified as substandard. Residential mortgage and consumer loans are deemed smaller balance homogeneous loans which are evaluated collectively for impairment and are therefore excluded from the population of impaired loans.
Allowance for Loan Losses
Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. A description of our methodology in establishing our allowance for loan losses is set forth in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies-Allowance for Loan Losses.” The allowance for loan losses as of June 30, 2010 was maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable. However, this analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance at levels to absorb probable and estimable losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.
In addition, as an integral part of their examination process, the FDIC and the Department has authority to periodically review our allowance for loan losses. Such agencies may require that we recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the fiscal years indicated.

	At or For the Years Ended June 30,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of period	$20,680	$13,532	$8,882	$7,672	$6,172

Charge-offs:
First mortgage loan balances:
Conventional	—	—	—	—	—
Multifamily	16	260	—	—	—
Commercial real estate	1,196	—	—	—	—
Second mortgage and equity loans	—	—	—	—	—
Construction and land loans	3,526	2,250	—	—	—
Other loans	43	222	—	—	—

Total charge-offs	4,781	2,732	—	—	—

Recoveries:
First mortgage loan balances:
Conventional	—	—	—	—	—
Multifamily	—	—	—	—	—
Commercial real estate	—	—	—	—	—
Second mortgage and equity loans	—	—	—	—	—
Construction and land loans	3	—	—	—	—
Other loans	—	—	—	—	—

Total recoveries	3	—	—	—	—

Net (charge-offs)	(4,778)	(2,732)	—	—	—

Provision for loan losses	10,000	9,880	4,650	1,210	1,500

Balance at end of year	$25,902	$20,680	$13,532	$8,882	$7,672

Ratios:
Net charge-offs to average loans outstanding (annualized)	0.35%	0.23%	—%	—%	—%
Allowance for loan losses to total loans at end of period	1.69%	1.59%	1.32%	1.15%	1.18%
Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category (including loans held for sale), and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At June 30,
	2010		2009		2008
		Percent of		Percent of		Percent of
	Allowance	Loans in Each	Allowance	Loans in Each	Allowance	Loans in Each
	for Loan	Category to	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans
	(Dollars in thousands)

First mortgage loan balances:
Conventional	$1,390	15.9%	$1,012	20.4%	$845	21.8%
Multifamily	2,175	23.5	2,912	21.3	2,535	23.2
Commercial real estate	15,295	49.5	9,683	43.3	5,560	35.2
Second mortgage and equity loans	421	3.1	274	4.2	299	5.8
Construction and land loans	4,595	6.6	5,791	10.0	3,883	13.5
Other loans	482	1.4	268	0.8	92	0.5
Unallocated	1,544	—	740	—	318	—

Total	$25,902	100.0%	$20,680	100.0%	$13,532	100.0%

	At June 30,
	2007		2006
	Allowance	Percent of Loans		Percent of Loans
	for Loan	in Each Category	Allowance for	in Each Category
	Losses	to Total Loans	Loan Losses	to Total Loans
	(Dollars in thousands)

First mortgage loan balances:
Conventional	$709	24.6%	$749	25.3%
Multifamily	2,254	27.4	2,243	31.5
Commercial real estate	3,889	31.3	2,591	26.6
Second mortgage and equity loans	326	8.5	312	10.2
Construction and land loans	979	8.1	758	5.9
Other loans	15	0.1	57	0.5
Unallocated	710	—	962	—

Total	$8,882	100.0%	$7,672	100.0%

The 2010 increase in the allowance for loan losses, and related provision, is primarily due to recent charge-off levels, ongoing local and regional economic evaluation and growth in the multifamily and commercial real estate portfolios. The continued increase in the multi-family and commercial real estate loan portfolio is a factor as these types of loans inherently contain more credit risk than one- to four family residential loans.
Investments
The Board of Directors is responsible for adopting our investment policy. The investment policy is reviewed periodically by management and any changes to the policy are recommended to and subject to the approval of the Board of Directors. Authority to make investments under the approved investment policy guidelines is delegated to appropriate officers. While general investment strategies are developed and authorized by the Board of Directors, the execution of specific actions primarily rests with Oritani Bank’s President, Chief Financial Officer and Asset/Liability Committee, which have responsibility for ensuring that the guidelines and requirements included in the investment policy are followed and that all securities are considered prudent for investment. Each of our President, Chief Financial Officer and Asset/Liability Committee have specified authority to purchase various types of investments; all individual investment purchases in excess of $20.0 million and all daily purchases in excess of $30 million must be approved by our Board of Directors. All investment transactions are reviewed and ratified or approved (as the case may be) at regularly scheduled meetings of the Board of Directors. Any investment which, subsequent to its purchase, fails to meet the guidelines of the policy is reported to the Board of Directors at its next meeting where the Board decides whether to hold or sell the investment.
New Jersey-chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks, corporate debt instruments, and Fannie Mae and Freddie Mac equity securities. Oritani Financial Corp., as a Delaware Corporation, may invest in equity securities subject to certain limitations.
The investment policy requires that all securities transactions be conducted in a safe and sound manner. Investment decisions must be based upon a thorough analysis of each security instrument to determine if its quality and inherent risks fit within Oritani Bank’s overall asset/liability management objectives, the effect on its risk-based capital measurement and the prospects for yield and/or appreciation. The investment policy provides that Oritani Bank may invest in U.S. treasury notes, U.S. and state agency securities, mortgage-backed securities, and other conservative investment opportunities. Typical investments are currently in U.S. agency securities and government sponsored mortgage-backed securities.

Our investment portfolio at June 30, 2010, consisted of $350.0 million in federal agency obligations, a $4.9 million investment in a mutual fund, $2.1 million of corporate debt instruments and $1.8 million in equity securities. We also invest in mortgage-backed securities, all of which are guaranteed by government sponsored enterprises. At June 30, 2010, our mortgage-backed securities portfolio totaled $144.9 million, or 5.9% of total assets, and consisted of $109.9 million in fixed-rate securities and $37.2 million in adjustable-rate securities, guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Securities can be classified as held to maturity or available for sale at the date of purchase.
U.S. Government and Federal Agency Obligations. At June 30, 2010, our U.S. Government and federal agency securities portfolio totaled $350.0 million, all of which was classified as available for sale.
Corporate Bonds. At June 30, 2010, our corporate bond portfolio totaled $2.1 million, which consisted of one security, rated BBB-, classified as available for sale. The industry represented by our corporate bond issuer was financial. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer.
Mutual Funds. At June 30, 2010, our mutual fund portfolio totaled $4.9 million, or 0.2% of our total assets, all of which were classified as available for sale. The portfolio consisted of an investment in a mutual fund that holds adjustable-rate mortgage loans and similar securities.
Equity Securities. At June 30, 2010, our equity securities portfolio totaled $1.8 million, or 0.1% of our total assets, all of which were classified as available for sale. The portfolio consists of financial industry common stock. During fiscal 2010 several of these holdings were deemed other-than-temporarily impaired and the Company recorded a non-cash impairment charge to earnings of $202,000. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect out net capital position.
Mortgage-Backed Securities. We purchase mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae. Our investment policy also authorizes the investment in collateralized mortgage obligations (“CMOs”), also insured or issued by Freddie Mac, Fannie Mae and Ginnie Mae. We limit CMO investments to those classes of CMOs carrying the most stable cash flows and lowest prepayment risk of any class of CMOs and which pass the Federal Financial Institutions Examination Council’s average life restriction tests at the time of purchase. These CMO classes are typically referred to as Planned Amortization classes or sequentials.
Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate which is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although we focus our investments on mortgage-backed securities backed by one- to four-family mortgages. The issuers of such securities (generally U.S. government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors such as us, and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize our specific liabilities and obligations.

At June 30, 2010, our mortgage-backed securities totaled $144.9 million or 5.9%, of total assets and 6.1% of interest earning assets. At June 30, 2010, 25.7% of the mortgage-backed securities were backed by adjustable rate mortgage loans and 75.8% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 3.09% at June 30, 2010. The estimated fair value of our mortgage-backed securities at June 30, 2010 was $147.1 million, which is $5.4 million more than the amortized cost of $141.7 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. All of the Company’s mortgage-backed securities are insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
Securities Portfolios. The following table sets forth the composition of our investment securities portfolio at the dates indicated.
Securities and Mortgage-Backed Securities Held to Maturity

	At June 30,
	2010		2009		2008
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Mortgage-backed securities:
Freddie Mac	11,449	12,015	18,783	19,063	25,082	24,902
Ginnie Mae	2,282	2,316	5,161	5,157	6,055	6,040
Fannie Mae	21,593	22,348	31,329	31,943	42,066	42,094
Collateralized mortgage obligations	31,144	31,943	63,544	64,218	90,747	89,636

Total securities held to maturity	$66,468	$68,622	$118,817	$120,381	$163,950	$162,672

Securities and Mortgage-Backed Securities Available for Sale

	At June 30,
	2010		2009		2008
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)

United States Government and federal agency obligations	$347,470	$349,959	$134,754	$134,837	$10,000	$9,865
Corporate bonds	2,000	2,072	2,000	2,156	2,000	2,184
Mutual funds	4,671	4,937	5,636	5,676	7,782	7,782
Equity securities	1,763	1,755	1,965	1,750	2,364	2,454
Mortgage-backed securities:
Freddie Mac	17,988	19,061	26,979	27,875	28,672	28,837
Fannie Mae	22,869	24,020	27,023	27,911	31,084	30,895
Ginnie Mae	—	—	2,537	2,557	3,134	3,143
Collateralized mortgage obligations	34,399	35,396	68,571	70,260	85,351	86,334

Total securities available for sale	$431,160	$437,200	$269,465	$273,022	$170,387	$171,494

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2010 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur. State and municipal securities yields have not been adjusted to a tax-equivalent basis.

			More than One Year		More than Five Years
	One Year or Less		through Five Years		through Ten Years		More than Ten Years		Total Securities
		Weighted		Weighted		Weighted		Weighted			Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield
	(Dollars in thousands)

Mortgage-backed securities:
Freddie Mac	$—	—	$2,706	4.12%	$73	4.50%	$8,670	3.54%	$11,449	$12,015	3.69%
Ginnie Mae	—	—	—	—	—	—	2,282	2.36	2,282	2,316	2.36
Fannie Mae	—	—	—	—	—	—	21,593	3.15	21,593	22,348	3.15
Collateralized mortgage obligations	—	—	801	4.00	22,403	3.85	7,940	4.29	31,144	31,943	3.97

Total securities held to maturity	$—	—	$3,507	4.09%	$22,476	3.85%	$40,485	3.41%	$66,468	$68,622	3.60

United States Government and federal agency obligations	$10,000	3.32%	$325,970	2.61%	$11,500	3.00%	$—	—%	$347,470	$349,959	2.65%
Corporate bonds	—	—	2,000	8.09	—	—	—	—	2,000	2,072	8.09
Mutual funds	4,671	3.54	—	—	—	—	—	—	4,671	4,937	3.54
Equity securities	1,763	—	—	—	—	—	—	—	1,763	1,755	—

Mortgage-backed securities:
Freddie Mac	3,811	3.78	2,075	5.00	5,761	4.76	6,341	4.65	17,988	19,061	4.54
Fannie Mae	—	—	—	—	14,005	4.60	8,864	4.89	22,869	24,020	4.71
Collateralized mortgage obligations	—	—	5,288	4.88	19,018	4.49	10,093	5.39	34,399	35,396	4.81

Total securities available for sale	$20,245	3.17%	$335,333	2.69%	$50,284	4.21%	$25,298	5.03%	$431,160	$437,200	3.04%

Sources of Funds
General. Deposits have traditionally been the primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank (“FHLB”) advances, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage the cost of funds. In addition, funds are derived from scheduled loan payments, mortgaged-backed securities scheduled payments and prepayments, investment maturities, loan prepayments, retained earnings and income on other earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition. Significant funds were also generated from the recent second step transaction.
Deposits. Our deposits are generated primarily from residents and businesses within our primary market area. We offer a selection of deposit accounts, including checking accounts (demand deposits and NOW), money market deposit accounts, savings accounts, retirement accounts and time deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.
Interest rates, maturity terms, service fees and other account features are established on a periodic basis. Deposit rates and terms are based primarily on current operating strategies and market rates, liquidity requirements, rates paid by competitors and growth goals. Personalized customer service, attractive account features, long-standing relationships with customers, convenient locations, competitive rates of interest and an active marketing program are relied upon to attract and retain deposits.
The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand while managing interest rate risk and minimizing interest expense. At June 30, 2010, $714.5 million, or 55.40% of our deposit accounts were time deposits, of which $529.4 million had maturities of one year or less.
The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At June 30,
	2010			2009
			Weighted			Weighted
			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Deposit type:
Checking accounts	$131,029	10.16%	0.71%	$88,759	7.87%	0.90%
Money market accounts	297,540	23.07	1.07	199,965	17.73	2.07
Savings accounts	146,675	11.37	0.68	147,669	13.10	1.04
Time deposits	714,502	55.40	1.76	691,237	61.30	2.84

Total deposits	$1,289,746	100.00%	1.37%	$1,127,630	100.00%	2.32%

	At June 30,
	2008			2007
			Weighted			Weighted
			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)			(Dollars in thousands)

Deposit type:
Checking accounts	$73,949	10.58%	0.89%	$75,510	10.85%	1.12%
Money market accounts	57,117	8.17	2.92	41,029	5.90	4.00
Savings accounts	149,062	21.33	1.35	156,670	22.52	1.56
Time deposits	418,804	59.92	3.84	422,548	60.73	4.75

Total deposits	$698,932	100.00%	2.92%	$695,757	100.00%	3.59%

As of June 30, 2010 the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was approximately $271.5 million. The following table sets forth the maturity of those deposits as of June 30, 2010

At
June 30, 2010
(In thousands)

Three months or less	$83,635
Over three months through six months	67,953
Over six months through one year	41,966
Over one year to three years	75,973
Over three years	1,946

Total	$271,473

Borrowings. Our borrowings consist of advances from the FHLB of New York. As of June 30, 2010, we had total borrowings in the amount of $495.6 million, which represented 27.0% of total liabilities, with an estimated weighted average maturity of 5.2 years and a weighted average rate of 4.00%. The weighted average maturity is estimated because several of our borrowings, under certain circumstances, can be called by the FHLB prior to the scheduled maturity. If this were to occur, our weighted average maturity would decrease. At June 30, 2010 borrowings are secured by mortgage-backed securities and investment securities with a book value of $321.1 million and performing mortgage loans with an outstanding balance of $1.07 billion.
The following table sets forth information concerning balances and interest rates on our FHLB advances and other borrowings at and for the periods shown:

	At or For the Years Ended June 30,
	2010	2009	2008
	(Dollars in thousands)

Balance at end of period	$495,552	$508,991	$433,672
Average balance during period	$506,592	$505,599	$310,231
Maximum outstanding at any month end	$529,004	$544,238	$433,672
Weighted average interest rate at end of period	4.00%	3.96%	4.00%
Average interest rate during period	4.10%	4.00%	4.30%
Subsidiary Activities and Joint Venture Information
Oritani Financial Corp. is the owner of Oritani Bank, Hampshire Financial LLC and Oritani LLC. Hampshire Financial LLC and Oritani LLC are New Jersey limited liability companies that own real estate and investments in real estate as described below. In addition, at June 30, 2010, Oritani Financial Corp., either directly or through one of its subsidiaries, had loans with an aggregate balance of $39.3 million on 13 of the properties in which it (either directly or through one of its subsidiaries) had an ownership interest. All such loans are performing in accordance with their terms.
During the year ended June 30, 2010, the Company invested in one new joint venture project through Oritani LLC. The Company will continue to opportunistically invest in real estate investments and joint venture projects, though regulatory approval to invest in such projects is subject to change. The Company has no current plans to dispose of any of these projects.
Oritani Bank has the following subsidiaries: Ormon LLC, Oritani Finance Company, Oritani Investment Corp. and Oritani Asset Corporation. Ormon LLC is a New Jersey limited liability company that owns real estate investments in New Jersey as well as investments in joint ventures that own income-producing commercial and residential rental properties in New Jersey as described below.
Oritani Finance Company is a New Jersey corporation that invests in non-New Jersey multi-family and commercial real estate loans and provides lending opportunities in New York and the surroundings states, other than New Jersey.

Oritani Investment Corp. is a New Jersey corporation that owns Oritani Asset Corporation, a real estate investment trust, formed in 1998 for the sole purpose of acquiring mortgage loans and mortgage-backed securities from Oritani Bank.
Oritani Asset Corporation’s primary objective is to maximize long-term returns on equity. At June 30, 2010, Oritani Asset Corporation had $356.5 million in assets. Oritani Asset Corporation is taxed and operates in a manner that enables it to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.
Through these various subsidiaries, we maintain investments in real estate and investment in joint ventures. Detailed below is a summary of these various investments by subsidiary and by type.
Ormon LLC
Ormon LLC is a wholly-owned subsidiary of Oritani Bank. Ormon LLC maintains the following investments in real estate and joint ventures:
Investments in Real Estate
Park Lane Associates — Ormon LLC maintains a 50% undivided ownership interest in Park Lane Associates. Park Lane Associates is a 142-unit apartment complex located in Little Falls, New Jersey. Our initial investment was made in March 1980. For the year ended June 30, 2010, we recognized net income of $287,000 on the investment and received cash distributions of $345,000 during this period. At June 30, 2010, we had a loan to Park Lane Associates totaling $1.8 million.
Park View Apartments — Ormon LLC maintains a 50% undivided ownership interest in Park View Apartments. Park View Apartments is a 114-unit apartment complex located in White Hall, Pennsylvania. We initially invested in Park View in December 1986. For the year ended June 30, 2010, we recognized net income of $82,000 on the investment in Park View and received cash distributions of $26,000 during this period. At June 30, 2010, we had a loan to Park View Apartments totaling $1.2 million.
Winstead Village — Ormon LLC maintains a 50% undivided ownership interest in Winstead Village. Winstead Village is a 40-unit apartment complex located in Moorestown, New Jersey. We initially invested in Winstead in December 1986. For the year ended June 30, 2010, we recognized net income of $71,000 on the investment and also received cash distributions of $50,000 during that period. At June 30, 2010, we had a loan to Winstead Village totaling $798,000.
Parkway East — Ormon LLC maintains a 50% undivided ownership interest in Parkway East. Parkway East is a 43-unit apartment complex located in Caldwell, New Jersey. We initially invested in Parkway East in July 1981. For the year ended June 30, 2010, we recognized net income of $77,000 on the investment in Parkway East and received cash distributions of $85,000 during this period. We have no loans to this entity.
Marine View Apartments — Ormon LLC maintains a 75% undivided ownership interest in Marine View Apartments. Marine View is an 85-unit apartment complex located in Perth Amboy, New Jersey. We initially invested in Marine View in October 1993. For the year ended June 30, 2010, we recognized net income of $267,000 on the investment in Marine View and received cash distributions of $247,000 over that period. We have no loans to this entity.
Ormon LLC also wholly owns one property that is held and operated for investment purposes. The property is a 54-unit mixed-use property (49 residential units and 5 store fronts) located in Palisades Park, New Jersey. We recognized net income of $480,000 for the year ended June 30, 2010, from the operation of this property.
During the quarter ended September 30, 2009, Ormon LLC sold a 19-unit office building located in Hillsdale, New Jersey and recognized a net gain of $1.0 million. During the fourth quarter of the fiscal year ended June 30, 2008, Ormon LLC sold an 18-unit apartment complex located in Englewood, New Jersey and recognized a net gain of $1.1 million.

Investments in Joint Ventures
Oaklyn Associates — Oaklyn Associates is a 50% owned joint venture on a 100-unit apartment complex located in Oaklyn, New Jersey. We initially invested in this joint venture in February 1978. For the year ended June 30, 2010, we recognized net income of $54,000 on the investment and received cash distributions of $50,000 over that period. At June 30, 2010, we had a loan to Oaklyn Associates totaling $850,000.
Madison Associates — Madison Associates is a 50% owned joint venture on 30-unit apartment complex located in Madison, New Jersey. We initially invested in this joint venture in January 1989. For the year ended June 30, 2010, we recognized net income of $56,000 on the investment and received cash distribution of $80,000 over that period. We have no loans to this entity.
Brighton Court Associates — Brighton Court Associate is a 50% owned joint venture on a 47-unit apartment complex located in Bethlehem, Pennsylvania. We initially invested in Brighton Court in July 1996. For the year ended June 30, 2010, we recognized a net loss of $20,000 on the investment and received cash distributions totaling $15,000 over that period. At June 30, 2010, our loans to Brighton Court Associates totaled $1. million.
Plaza 23 Associates — Plaza 23 Associates is 50% owned joint venture on a shopping center in Pequannock, New Jersey. We initially invested in Plaza 23 Associates in October 1983. For the year ended June 30, 2010, we recognized net income of $613,000 related to the investment and received cash distributions of $939,000 during that period. We have no loans to Plaza 23 Associates but have a $10.2 million loan to its partner in this joint venture, Plains Plaza Ltd. Plains Plaza Ltd. has pledged its equity interest in Plaza 23 Associates as collateral for this loan.
Oritani, LLC
Oritani, LLC is a wholly-owned limited liability corporation of Oritani Financial Corp. The primary business of Oritani, LLC is real estate investments.
Investments in Joint Ventures
Ridge Manor Associates — Ridge Manor Associates is a 50% owned joint venture on a 44-unit apartment complex located in Park Ridge, New Jersey. We initially invested in Ridge Manor Associates in May 2004. For the year ended June 30, 2010 we recognized net income of $5,000 related to the investment, and also received cash distributions of $54,000 during that period. At June 30, 2010, we had a loan to this entity that totaled $4.3 million.
Van Buren Apartments — Van Buren Apartments is a 50% owned joint venture on a 32-unit apartment complex located in River Edge, New Jersey. We initially invested in Van Buren in March 2002. For the year ended June 30, 2010, we recognized a net income on the investment of $42,000 and received cash distributions of $72,000 during that period. At June 30, 2010, we had a loan to Van Buren Apartments that totaled $2.2 million.
10 Landing Lane — 10 Landing Lane is a 50% owned joint venture on a 143-unit apartment complex located in New Brunswick, New Jersey. We initially invested in 10 Landing Lane in August 1998. For the year ended June 30, 2010, we recognized net loss of $127,000 related to the investment and received cash distributions of $200,000 during that period. We have no loans to this entity.
FAO Hasbrouck Heights — FAO Hasbrouck Heights is a 50% owned joint venture on 93 mixed-use units (primarily residential) in Hasbrouck Heights, New Jersey. We initially invested in FAO Hasbrouck Heights in November 2005. For the year ended June 30, 2010, we recognized a net loss of $82,000 related to the investment and received cash distributions of $33,000 over that period. At June 30, 2010, we had a loan to FAO Hasbrouck Heights that totaled $7.7 million.

FAO Terrace Associates— FAO Terrace Associates is a 50% owned joint venture on a 34-unit apartment complex located in Hasbrouck Heights, New Jersey. We initially invested in FAO Terrace Associates in January 2009. For the year ended June 30, 2010, we recognized a net income of $12,000 related to the investment and received cash distributions of $22,000 over that period. At June 30, 2010, we had a loan to FAO Terrace Associates that totaled $2.6 million.
FAO Gardens Associates— FAO Garden Associates is a 50% owned joint venture on a 34-unit apartment complex located in Hackensack, New Jersey. We initially invested in FAO Garden Associates in February 2009. For the year ended June 30, 2010, we recognized a net loss of $8,000 related to the investment and received cash distributions of $8,000 over that period. At June 30, 2010, we had a loan to FAO Garden Associates that totaled $2.5 million.
River Villas Mews, LLC— River Villas Mews, LLC is a 50% owned joint venture on a 44 unit apartment complex located in Palmyra, New Jersey. We initially invested in River Villa Mews, LLC in August, 2009. For the year ended June 30, 2010, we recognized a net income of $6,000 related to the investment and did not receive cash distributions. At June 30, 2010, we had a loan to River Villa Mews, LLC that totaled $621,000.
Hampshire Financial is a wholly-owned subsidiary of Oritani Financial Corp. The primary business of Hampshire Financial is real estate investments.
Investments in Joint Ventures
Hampshire Realty — Hampshire Realty is a 50% owned joint venture on an 81-unit apartment complex located in Allentown, Pennsylvania. We initially invested in Hampshire in June 2002. For the year ended June 30, 2010, we recognized a net loss of $13,000 related to the investment and received cash distributions of $7,000 over that period. At June 30, 2010, we had a loan to Hampshire that totaled $2.9 million.
The following table presents a summary of our investments in real estate and investments in joint ventures (in thousands).

	Book	Year Ended June 30, 2010			Book
	Value at	Profit /	Distributions	Additional	Value at
Property Name	June 30, 2009	(Loss)	Received	Investment	June 30, 2010
Real Estate Held For Investment
Ormon, LLC — Undivided Interests in Real Estate
Park Lane	$(428)	$287	$(345)	$—	$(486)
Park View	(439)	82	(26)	—	(383)
Winstead Village	(228)	71	(50)	—	(207)
Parkway East	(334)	77	(85)	—	(342)
Marine View	870	267	(247)	—	890
Ormon, LLC — Wholly Owned Properties
Palisades Park(1)	328	480	—	—	331
Hillsdale(2)	140	3	—	—	—
Real Estate Held For Investment Summary
Assets(1)	$1,338	$750	$(247)	$—	$1,221
Liabilities	$(1,429)	$517	$(506)	$—	$(1,418)

Investments in Joint Ventures
Ormon, LLC
Oaklyn Associates	$(203)	$54	$(50)	$—	$(199)
Madison Associates	(23)	56	(80)	—	(47)
Brighton Court Associates	142	(20)	(14)	—	108
Plaza 23 Associates	3,326	613	(939)	—	3,000
Oritani, LLC
Ridge Manor Associates	554	5	(54)	—	505
Van Buren Apartments	167	42	(71)	—	138
10 Landing Lane	18	(127)	(200)	—	(309)
FAO Hasbrouck Heights	437	(82)	(33)	—	322
FAO Terrace Associates	579	12	(22)	—	569
FAO Gardens	443	(8)	(8)	—	427
River Villas Mews, LLC	—	6		388	394
Hampshire Financial
Hampshire Realty	119	(13)	(7)	—	99
Investments in Joint Ventures Summary
Assets	$5,767	$555	$(1,148)	$388	$5,562
Liabilities	$(208)	$(17)	$(330)	$—	$(555)

(1)	The book values for wholly owned properties represent the costs of the fixed assets associated with the property, less accumulated depreciation.

(2)	Sold during fiscal year 2010.

Personnel
As of June 30, 2010, we had 150 full-time employees and 57 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.
SUPERVISION AND REGULATION
General
Federal law allows a state savings bank, such as Oritani Bank, that qualifies as a “qualified thrift lender” (discussed below), to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the Home Owners’ Loan Act, as amended (“HOLA”). Such an election results in the savings bank’s holding company being regulated as savings and loan holding company by the OTS rather than as a bank holding company regulated by the Board of Governors of the Federal Reserve System. At the time of its reorganization into a holding company structure, Oritani Bank elected to be treated as a savings association under the applicable provisions of the HOLA. Accordingly, Oritani Financial Corp. is a savings and loan holding company and is required to file certain reports with, and is subject to examination by, and otherwise must comply with the rules and regulations of, the OTS. Oritani Financial Corp. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.
Oritani Bank is a New Jersey-chartered savings bank, and its deposit accounts are insured up to applicable limits by the FDIC. Oritani Bank is subject to extensive regulation, examination and supervision by the Commissioner of the Department (the “Commissioner”) as the issuer of its charter, and by the FDIC as the deposit insurer and its primary federal regulator. Oritani Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The Commissioner and the FDIC conduct periodic examinations to assess Oritani Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.
Any change in these laws or regulations, whether by the Department, the FDIC, the OTS or the U.S. Congress, could have a material adverse impact on Oritani Financial Corp., Oritani Bank and their operations.
Certain of the regulatory requirements that are or will be applicable to Oritani Bank and Oritani Financial Corp. are described below. This description of statutes and regulations is not intended to be a complete explanation of such statutes and regulations and their effects on Oritani Bank and Oritani Financial Corp. and is qualified in its entirety by reference to the actual statutes and regulations.
New Jersey Banking Regulation
Activity Powers. Oritani Bank derives its lending, investment and other powers primarily from the applicable provisions of the New Jersey Banking Act and its related regulations. Under these laws and regulations, savings banks, such as Oritani Bank, generally may invest in:
(1)	real estate mortgages;

(2)	consumer and commercial loans;

(3)	specific types of debt securities, including certain corporate debt securities and obligations of federal, state and local governments and agencies;

(4)	certain types of corporate equity securities; and

(5)	certain other assets.

A savings bank may also invest pursuant to a “leeway” power that permits investments not otherwise permitted by the New Jersey Banking Act. “Leeway” investments must comply with a number of limitations on the individual and aggregate amounts of “leeway” investments. Under this “leeway” authority, New Jersey savings banks may exercise those powers, rights, benefits or privileges authorized for national banks or out-of-state banks or for federal or out-of-state savings banks or savings associations, provided that before exercising any such power, right, benefit or privilege, prior approval by the Commissioner by regulation or by specific authorization is required. A savings bank may also exercise trust powers upon approval of the Commissioner. The exercise of these lending, investment and activity powers are limited by federal law and the related regulations. See “-Federal Banking Regulation-Activity Restrictions on State-Chartered Banks” below.
Loans-to-One-Borrower Limitations. With certain specified exceptions, a New Jersey-chartered savings bank may not make loans or extend credit to a single borrower or to entities related to the borrower in an aggregate amount that would exceed 15% of the bank’s capital funds. A savings bank may lend an additional 10% of its capital funds if the loan is secured by collateral meeting the requirements of the New Jersey Banking Act. Oritani Bank currently complies with applicable loans-to-one-borrower limitations.
Dividends. Under the New Jersey Banking Act, a stock savings bank may declare and pay a dividend on its capital stock only to the extent that the payment of the dividend would not impair the capital stock of the savings bank. In addition, a stock savings bank may not pay a dividend unless the savings bank would, after the payment of the dividend, have a surplus of not less than 50% of its capital stock, or alternatively, the payment of the dividend would not reduce the surplus. Federal law may also limit the amount of dividends that may be paid by Oritani Bank. See “-Federal Banking Regulation-Prompt Corrective Action” below.
Minimum Capital Requirements. Regulations of the Commissioner impose on New Jersey-chartered depository institutions, such as Oritani Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. See “-Federal Banking Regulation-Capital Requirements.”
Examination and Enforcement. The Department may examine Oritani Bank whenever it deems an examination advisable. The Department examines Oritani Bank at least every two years. The Commissioner may order any savings bank to discontinue any violation of law or unsafe or unsound banking practice, and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the Commissioner has ordered the activity to be terminated, to show cause at a hearing before the Commissioner why such person should not be removed.
Federal Banking Regulation
Capital Requirements. FDIC regulations require banks to maintain minimum levels of capital. The FDIC regulations define two tiers, or classes, of capital.
Tier 1 capital is comprised of the sum of:
•	common stockholders’ equity, excluding the unrealized appreciation or depreciation, net of tax, from available for sale securities;
•	non-cumulative perpetual preferred stock, including any related retained earnings; and
•	minority interests in consolidated subsidiaries minus all intangible assets, other than qualifying servicing rights and any net unrealized loss on marketable equity securities.

The components of Tier 2 capital currently include:
•	cumulative perpetual preferred stock;
•	certain perpetual preferred stock for which the dividend rate may be reset periodically;
•	hybrid capital instruments, including mandatory convertible securities;
•	term subordinated debt;
•	intermediate term preferred stock;
•	allowance for loan losses; and
•	up to 45% of pretax net unrealized holding gains on available for sale equity securities with readily determinable fair market values.
The allowance for loan losses includible in Tier 2 capital is limited to a maximum of 1.25% of risk-weighted assets (as discussed below). Overall, the amount of Tier 2 capital that may be included in total capital cannot exceed 100% of Tier 1 capital. The FDIC regulations establish a minimum leverage capital requirement for banks in the strongest financial and managerial condition of not less than a ratio of 3.0% of Tier 1 capital to total assets. For all other banks, the minimum leverage capital requirement is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution.
The FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital, which is defined as the sum of Tier 1 capital and Tier 2 capital, to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item.
The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the bank’s capital adequacy. Under such a risk assessment, examiners evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. Institutions with significant interest rate risk may be required to hold additional capital. According to the agencies, applicable considerations include:
•	the quality of the bank’s interest rate risk management process;
•	the overall financial condition of the bank; and
•	the level of other risks at the bank for which capital is needed.
The following table shows Oritani Bank’s Core capital, Tier 1 risk-based capital, and Total risk-based capital ratios at June 30, 2010:

	As of June 30, 2010
		Percent of
	Capital	Assets(1)
	(Dollars in thousands)

Core capital	387,439	18.32%
Tier 1 risk-based capital	387,439	23.53%
Total risk-based capital	408,206	24.79%

(1)
For purposes of calculating Core capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As the table shows, as of June 30, 2010, Oritani Bank was considered “well capitalized” under FDIC guidelines.

Prompt Corrective Action. Federal law requires, among other things, that the federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For these purposes, the law establishes five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC’s regulations define the five capital categories as follows:
An institution will be treated as “well capitalized” if:
•	its ratio of total capital to risk-weighted assets is at least 10%;
•	its ratio of Tier 1 capital to risk-weighted assets is at least 6%; and
•	its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level.
An institution will be treated as “adequately capitalized” if:
•	its ratio of total capital to risk-weighted assets is at least 8%; or
•	its ratio of Tier 1 capital to risk-weighted assets is at least 4%; and
•
its ratio of Tier 1 capital to total assets is at least 4% (3% if the bank receives the highest rating under the Uniform Financial Institutions Rating System) and it is not a well-capitalized institution.

An institution will be treated as “undercapitalized” if:
•	its total risk-based capital is less than 8%; or
•	its Tier 1 risk-based-capital is less than 4%; and
•	its leverage ratio is less than 4% (or less than 3% if the institution receives the highest rating under the Uniform Financial Institutions Rating System).
An institution will be treated as “significantly undercapitalized” if:
•	its total risk-based capital is less than 6%;
•	its Tier 1 capital is less than 3%; or
•	its leverage ratio is less than 3%.
An institution that has a tangible capital to total assets ratio equal to or less than 2% would be deemed to be “critically undercapitalized.”
The FDIC is required, with some exceptions, to appoint a receiver or conservator for an insured state bank if that bank is “critically undercapitalized.” For this purpose, “critically undercapitalized” means having a ratio of tangible capital to total assets of less than 2%. The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution’s financial condition or upon the occurrence of certain events, including:
•	insolvency, or when the assets of the bank are less than its liabilities to depositors and others;
•	substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices;
•	existence of an unsafe or unsound condition to transact business;
•	likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and
•
insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution’s capital with no reasonable prospect of replenishment of capital without federal assistance.

Activity Restrictions on State-Chartered Banks. Federal law and FDIC regulations generally limit the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by law or consented to by the FDIC.
Before making a new investment or engaging in a new activity that is not permissible for a national bank or otherwise permissible under federal law or FDIC regulations, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a “financial subsidiary” are subject to additional restrictions.
Federal law permits a state-chartered savings bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, the law permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments, real estate investment or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank’s total assets or $50 billion. The bank must have policies and procedures to assess the financial subsidiary’s risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary’s assets with the bank’s and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State chartered savings banks may retain subsidiaries in existence as of March 11, 2000 and may engage in activities that are not authorized under federal law. Although Oritani Bank meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not yet determined whether or the extent to which it will seek to engage in such activities.
Insurance of Deposit Accounts. Oritani Bank is a member of the DIF, which is administered by the FDIC. Deposit accounts at Oritani Bank are insured by the FDIC, generally up to a maximum of $250,000. In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the FDIC’s Temporary Liquidity Guarantee Program (“TLG”) are fully insured regardless of the dollar amount until December 31, 2010. Oritani Bank has opted to participate in the FDIC’s TLG Program.
The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits. On February 27, 2009, the FDIC published a final rule raising the current deposit insurance assessment rates to a range from 12 to 45 basis points beginning April 1, 2009.
On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. Our total expense for the special assessment was $846,000 as of June 30, 2009.
The FDIC also adopted a rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The prepayment amount was collected on December 30, 2009. The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 was equal to the modified third quarter assessment rate plus an additional three basis points. In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. We recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years. On December 30, 2009, the Company paid $8.1 million in estimated assessments, of which $7.1 million is prepaid for the 2010, 2011 and 2012 assessment periods.

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The FICO payments will continue until the FICO bonds mature in 2017 through 2019. Excluding the special assessment noted above, our expense for the assessment of deposit insurance and the FICO payments was $2.2 million for the year ended June 30, 2010 and $928,000 for the year ended June 30, 2009. The FDIC also established 1.25% of estimated insured deposits as the designated reserve ratio of the DIF. The FDIC is authorized to change the assessment rates as necessary, subject to the previously discussed limitations, to maintain the required reserve ratio of 1.25%.
The FDIC also approved a One-Time Assessment Credit to institutions that were in existence on December 31, 1996 and paid deposit insurance assessments prior to that date, or are a successor to such an institution. The Bank received a $2.8 million One-Time Assessment Credit, all of which was used to offset substantially all of our deposit insurance assessment, excluding the FICO payments, for the period from January 1, 2007 through March 31, 2009.
The Company is participating in the FDIC’s Temporary Account Guarantee (“TAG”) program, which is a part of the FDIC’s TLG program. The purpose of the TAG is to strengthen confidence and encourage liquidity in the banking system. Under the TAG, funds in non-interest-bearing accounts, in interest-bearing transaction accounts with interest rate of 0.25% or less and in Interest on Lawyers Trust Accounts will have a temporary unlimited guarantee from the FDIC until December 31, 2010. The coverage of the TAG is in addition to and separate from coverage available under the FDIC’s general deposit insurance rules, which insure accounts up to $250,000.
Federal Home Loan Bank System. Oritani Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLB of New York, Oritani Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 4.5% of its borrowings from the Federal Home Loan Bank, or 0.3% of assets, whichever is greater. As of June 30, 2010 Oritani Bank was in compliance with this requirement.
Enforcement. The FDIC has extensive enforcement authority over insured savings banks, including Oritani Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.
Transactions with Affiliates of Oritani Bank. Transactions between an insured bank, such as Oritani Bank, and any of its affiliates are governed by Sections 23A and 23B of the Federal Reserve Act and implementing regulations. An affiliate of an insured bank is any company or entity that controls, is controlled by or is under common control with the bank. Generally, a subsidiary of a bank that is not also a depository institution or financial subsidiary is not treated as an affiliate of the bank for purposes of Sections 23A and 23B.
Section 23A:
•
limits the extent to which the bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of such bank’s capital stock and retained earnings, and limits all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings; and

•	requires that all such transactions be on terms that are consistent with safe and sound banking practices.

The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100% to 130% of the loan amounts. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable to the bank, as those that would be provided to a non-affiliate.
Prohibitions Against Tying Arrangements. Banks are subject to the prohibitions of 12 U.S.C. Section 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.
Privacy Standards. FDIC regulations require Oritani Bank to disclose their privacy policy, including identifying with whom they share “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. Oritani Bank does not share “non-public personal information” with third parties.
In addition, Oritani Bank is required to provide its customers with the ability to “opt-out” of having Oritani Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.
The FDIC and other federal banking agencies adopted guidelines establishing standards for safeguarding customer information. The guidelines describe the agencies’ expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.
Community Reinvestment Act and Fair Lending Laws. All FDIC insured institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a state chartered savings bank, the FDIC is required to assess the institution’s record of compliance with the Community Reinvestment Act. Among other things, the current Community Reinvestment Act regulations replace the prior process-based assessment factors with a new evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the current evaluation system focuses on three tests:
•	a lending test, to evaluate the institution’s record of making loans in its service areas;
•
an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and

•	a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.
An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities. Oritani Bank received a “satisfactory” Community Reinvestment Act rating in our most recently completed federal examination, which was conducted by the FDIC in 2005.
In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the FDIC, as well as other federal regulatory agencies and the Department of Justice.

Loans to a Bank’s Insiders
Federal Regulation. A bank’s loans to its executive officers, directors, any owner of more than 10% or more of its stock (each, an insider) and any of certain entities affiliated with any such persons (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and its implementing regulations. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to Oritani Bank. See “-New Jersey Banking Regulation-Loans-to-One Borrower Limitations.” All loans by a bank to all insiders and insiders’ related interests in the aggregate generally may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s primary residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank’s unimpaired capital and surplus. Federal regulation also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (1) $500,000 or (2) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus.
Generally, loans to insiders must be made on substantially the same terms as, and follow credit underwriting procedures that are not less stringent than, those that are prevailing at the time for comparable transactions with other persons. An exception is made for extensions of credit made pursuant to a benefit or compensation plan of a bank that is widely available to employees of the bank and that does not give any preference to insiders of the bank over other employees of the bank.
In addition, federal law prohibits extensions of credit to a bank’s insiders and their related interests by any other institution that has a correspondent banking relationship with the bank, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.
New Jersey Regulation. Provisions of the New Jersey Banking Act impose conditions and limitations on the liabilities to a savings bank of its directors and executive officers and of corporations and partnerships controlled by such persons that are comparable in many respects to the conditions and limitations imposed on the loans and extensions of credit to insiders and their related interests under federal law, as discussed above. The New Jersey Banking Act also provides that a savings bank that is in compliance with federal law is deemed to be in compliance with such provisions of the New Jersey Banking Act.
Other Regulations
Interest and other charges collected or contracted for by Oritani Bank are subject to state usury laws and federal laws concerning interest rates. Oritani Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:
•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Oritani Bank also are subject to the:
•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•
Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, including savings banks, in preventing the use of the U.S. financial system to fund terrorist activities. Among other provisions, the USA PATRIOT Act and the related regulations of the OTS require savings associations operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

•
The Gramm-Leach-Bliley Act, which placed limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

The Dodd-Frank Act
Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). This new law will significantly change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.
Certain provisions of the Dodd-Frank Act are expected to have a near term effect on us. For example, the new law provides that the Office of Thrift Supervision, which is the current primary federal regulator for Oritani Financial Corp., will cease to exist one year from the date of the new law’s enactment. The Board of Governors of the Federal Reserve System will supervise and regulate all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including Oritani Financial Corp. The Office of the Comptroller of the Currency, which is currently the primary federal regulator for national banks, will become the primary federal regulator for federal thrifts.

Also effective one year after the date of enactment is a provision of the Dodd-Frank Act that eliminates the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse effect on our interest expense.
The Dodd-Frank Act also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution. The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.
The Dodd-Frank Act will require publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.
The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.
It is difficult to predict at this time what specific impact the Dodd-Frank Act and the yet to be written implementing rules and regulations will have on community banks. However, it is expected that at a minimum they will increase our operating and compliance costs and could increase our interest expense.
Holding Company Regulation
General. Oritani Financial Corp. is non-diversified savings and loan holding company within the meaning of the HOLA. As such, Oritani Financial Corp. is registered with the OTS and subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over Oritani Financial Corp and its subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As a Delaware Corporation, Oritani Financial Corp. is generally subject to state business organization laws. Oritani Financial Corp. is subject to the requirements of Delaware law that generally limit dividends to an amount equal to the difference between the amount by which total assets exceed total liabilities and the amount equal to the aggregate par value of the outstanding shares of capital stock. If there is no difference between these amounts, dividends are limited to net income for the current and/or preceding year. The rights of the stockholders of Oritani Financial Corp. are governed by the Delaware General Corporate Law.
Permitted Activities. Pursuant to Section 10(o) of the HOLA and OTS regulations and policy, a savings and loan holding company such as Oritani Financial Corp. may engage in the following activities:
(i)	investing in the stock of a savings bank;
(ii)	acquiring a mutual association through the merger of such association into a savings bank subsidiary of such holding company or an interim savings bank subsidiary of such holding company;

(iii)	merging with or acquiring another holding company, one of whose subsidiaries is a savings bank;
(iv)
investing in a corporation, the capital stock of which is available for purchase by a savings bank under federal law or under the law of any state where the subsidiary savings bank or associations share their home offices;

(v)	furnishing or performing management services for a savings bank subsidiary of such company;
(vi)	holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company;
(vii)	holding or managing properties used or occupied by a savings bank subsidiary of such company;
(viii)	acting as trustee under deeds of trust;
(ix)	any other activity:
A. that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or
B. in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987;
(x)	any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and
(xi)	purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director.
The HOLA prohibits a savings and loan holding company, including Oritani Financial Corp., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior written approval of the OTS. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by the HOLA, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.
The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions:
(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and
(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.
The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Qualified Thrift Lender Test. In order for Oritani Financial Corp. to continue to be regulated as savings and loan holding company by the OTS (rather than as a bank holding companies by the Board of Governors of the Federal Reserve System), Oritani Bank must qualify as a “qualified thrift lender” under OTS regulations or satisfy the “domestic building and loan association” test under the Internal Revenue Code. Under the qualified thrift lender test, a savings institution is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. Oritani Bank currently maintains the majority of its portfolio assets in qualified thrift investments and has met the qualified thrift lender test in each of the last 12 months.
Federal Securities Laws
Oritani Financial Corp.’s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Oritani Financial Corp. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.
Oritani Financial Corp. common stock held by persons who are affiliates (generally officers, directors and principal stockholders) of Oritani Financial Corp. may not be resold without registration or unless sold in accordance with certain resale restrictions. If Oritani Financial Corp. meets specified current public information requirements, each affiliate of Oritani Financial Corp. is able to sell in the public market, without registration, a limited number of shares in any three-month period.
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer each will be required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002 have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls. Oritani Financial Corp is required to report under Section 404 of the Sarbanes-Oxley Act and has reported that it complies with such in all material respects.
FEDERAL AND STATE TAXATION
Federal Taxation
General. Oritani Financial Corp. and Oritani Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. Neither Oritani Financial Corp.’s nor Oritani Bank’s federal tax returns are currently under audit, and neither entity has been audited during the past five years. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Oritani Financial Corp. or Oritani Bank.
Method of Accounting. For federal income tax purposes, Oritani Financial Corp. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.
Bad Debt Reserves. Historically, Oritani Bank has been subject to special provisions in the tax law regarding allowable tax bad debt deductions and related reserves. Tax law changes were enacted in 1996, pursuant to the Small Business Protection Act of 1996 (the “1996 Act”), that eliminated the use of the percentage of taxable income method for tax years after 1995 and required recapture into taxable income over a six year period of all bad debt reserves accumulated after 1988. Oritani Bank recaptured its reserve balance over the six-year period ended December 31, 2003.

Currently, the Oritani Bank consolidated group uses the specific charge-off method to account for bad debt deductions for income tax purposes.
Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should Oritani Bank fail to meet certain thrift asset and definitional tests.
At June 30, 2010, our total federal pre-base year reserve was approximately $15.1 million. However, under current law, pre-base year reserves remain subject to recapture should Oritani Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.
Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the “Code”) imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Oritani Financial Corp. and Oritani Bank have not been subject to the AMT and have no such amounts available as credits for carryover.
Net Operating Loss Carryforwards. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2010, Oritani Bank had no net operating loss carryforwards for federal income tax purposes.
State Taxation
New Jersey State Taxation. Oritani Bank files New Jersey Corporation Business income tax returns. Generally, the income of savings institutions in New Jersey, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. Oritani Bank is not currently under audit with respect to its New Jersey income tax returns and Oritani Bank’s state tax returns have not been audited for the past five years.
New Jersey tax law does not and has not allowed for a taxpayer to file a tax return on a combined or consolidated basis with another member of the affiliated group where there is common ownership. However, under recent tax legislation, if the taxpayer cannot demonstrate by clear and convincing evidence that the tax filing discloses the true earnings of the taxpayer on its business carried on in the State of New Jersey, the New Jersey Director of the Division of Taxation may, at the director’s discretion, require the taxpayer to file a consolidated return for the entire operations of the affiliated group or controlled group, including its own operations and income.
Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file annual returns and pay annual fees and a franchise tax to the state of Delaware.

ITEM 1A.	RISK FACTORS
Future Changes in Interest Rates Could Reduce Our Profits.
Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:
•	the interest income we earn on our interest-earning assets, such as loans and securities; and
•	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable rate loans.
Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At June 30, 2010 the fair value of our available for sale agency securities, mortgage-backed securities and corporate debt obligations totaled $430.5 million. Unrealized net gains on these available for sale securities totaled approximately $5.8 million at June 30, 2010 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.
In addition, many of our FHLB of New York advances are callable, often five years from the date of issuance. To the extent the FHLB of New York calls all or a portion of these advances, we would need to find another funding source, which might be more expensive to us than these advances.
We evaluate interest rate sensitivity by estimating the change in Oritani Bank’s net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At June 30, 2010, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a $62.0 million, or 9.1%, decrease in net portfolio value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management of Market Risk.”
Our Continued Emphasis On Multi-Family, and Commercial Real Estate Lending Could Expose Us To Increased Lending Risks.
Our business strategy centers on continuing our emphasis on multi-family, and commercial real estate lending. We have grown our loan portfolio in recent years with respect to these types of loans and intend to continue to emphasize these types of lending. At June 30, 2010, $1.12 billion, or 73.0%, of our total loan portfolio consisted of multi-family loans and commercial real estate loans. As a result, our credit risk profile will be higher than traditional thrift institutions that have higher concentrations of one- to four-family residential loans. Loans secured by multi-family and commercial real estate generally expose a lender to greater risk of non-payment and loss than one- to four-family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the underlying property. This risk increases during a negative economic cycle. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one- to four-family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one- to four-family residential mortgage loan. We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses. Finally, if we foreclose on multi-family and commercial real estate loans, our holding period for the collateral typically is longer than one-to four- family residential mortgage loans because there a fewer potential purchasers of the collateral.
We had two separate $21.0 million commercial real estate loans in our portfolio at June 30, 2010. These loans were the largest loans in the portfolio at that date. Both are secured by shopping malls, one located in Ocean County, New Jersey and the other located in Putnam County, New York. Our largest loan relationship consisted of multifamily properties located mainly in our primary market area with a real estate investor. The aggregate outstanding loan balance for this relationship is $45.0 million at June 30, 2010. As discussed in “Business of Oritani Financial Corp-Lending Activities”, we have recently been utilizing stricter underwriting for these types of loans, and curtailed our construction lending.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Will Decrease.
We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. Our delinquent and non-performing loans as well as classified assets have risen over the past 36 months, and this growth increases the possibility that our allowance for loan losses may be insufficient in the future. In addition, the majority of our loan growth since June 30, 2006, has been in commercial real estate loans. According to Real Estate Econometrics, a property research firm, default rates on commercial loans climbed to a 16 year high during the quarter ended September 30, 2009. Real Estate Econometrics projects that the default rate will peak in 2011, before falling back. While our allowance for loan losses was 1.69% of total loans at June 30, 2010, material additions to our allowance could materially decrease our net income.
In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.
Current Market and Economics Conditions May Significantly Affect Our Operations and Financial Condition.
Uncertainty in the financial markets and downturn in general economic conditions, including increased levels of unemployment, has persisted over the past few years. The resulting economic pressure on consumers and businesses may adversely affect our business, financial condition, and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry. In general, loan and investment securities credit quality has deteriorated at many institutions and the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Indications of the deterioration of the value of real estate collateral have been evidenced on a national level as well as in our Market Area. These developments could have a significant negative effect on our borrowers and the values of underlying collateral securing loans, which could negatively affect our financial performance. Housing market conditions in the New York metropolitan area, where most of our lending activity occurs, deteriorated over the past several years. The S&P/Case-Shiller Home Price Indices, the leading measure of U.S. home prices, showed that the price of existing single family homes in the New York metro area as June, 2010, had a slight increase of 0.2% versus the June 2009 prices. Though housing prices have had a slight rebound, the effects of the expired tax incentives and continuing foreclosures could reverse the trend. RealtyTrac, a leading online marketplace for foreclosure properties, reported that national foreclosure filings decreased 5% for the six months ended June 30, 2010, as compared to the six months ended December 31, 2009. New Jersey was the 10th highest state in number of foreclosure filings over the six months ended June 30, 2010, though its foreclosure rate was not in the top ten. The rate of foreclosures in Bergen County was much lower than the average for New Jersey. Though total non-performing assets decreased to $41.2 million at June 30, 2010 from $52.5 million at June 30, 2009, and total non-performing assets as a percentage of total assets decreased to 1.66% at June 30, 2010 as compared to 2.74% at June 30, 2009, classified assets increased from $55.8 million at June 30, 2009 to $57.4 million at June 30, 2010. If loans that are currently non-performing further deteriorate or loans that are currently performing become non-performing loans, we may need to increase our allowance for loan losses, which would have an adverse impact on our financial condition and results of operations. The Company would have recognized an additional $3.0 million in interest income during the year ended June 30, 2010 had non-performing loans performed in accordance with the original terms.

Our Deposit Growth Has Been A Primary Funding Source. If Deposit Growth Slows, It May Be More Expensive For Us To Fund Loan Originations.
We experienced a period of unprecedented deposit growth, with a 61.3% increase in deposit balances from June 30, 2008 to June 30, 2009, and strong growth from June 30, 2009 to June 30, 2010. Management believes a portion of this growth was due to external factors, as funds were withdrawn from the stock market and deposited into investment options considered safe by the investors, such as Oritani Bank. Such depositors may choose to redeploy these funds in the stock market at a future date, regardless of our efforts. If this occurs, it would hamper our ability to grow deposits and could even result in a net outflow of deposits. In addition, the increase in deposit insurance limits also may have contributed to our deposit growth and we could experience a net outflow of deposits of such deposit insurance limits were reduced. We will continue to focus on deposit growth, which we use to fund loan originations and purchase investment securities. However, if we are unable to continue to sufficiently increase our deposit balances, we may be required to utilize alternative sources of funding, including Federal Home Loan Bank (“FHLB”) advances, or increase our deposit rates, each of which will increase our cost of funds.
Higher Federal Deposit Insurance Corporation insurance premiums have increased our expenses and any future insurance premium increases will adversely affect our earnings.
On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. We recorded an expense of $846,000 during the quarter ended June 30, 2009, to reflect the special assessment. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. In addition, the FDIC materially increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase substantially compared to prior periods.
The FDIC also adopted a rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The prepayment amount was collected on December 30, 2009. The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 was equal to the modified third quarter assessment rate plus an additional three basis points. In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. We recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years. On December 30, 2009, the Company paid $8.1 million in estimated assessments, of which $7.1 million is prepaid for the 2010, 2011 and 2012 assessment periods.
If Our Investment in the Federal Home Loan Bank of New York is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Our Earnings Could Decrease.
We own common stock of the Federal Home Loan Bank of New York (FHLB-NY). We hold the FHLB-NY common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB-NY’s advance program. The aggregate cost and fair value of our FHLB-NY common stock as of June 30, 2010 was $25.1 million based on its par value. There is no market for our FHLB-NY common stock.
Certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB-NY, could be substantially diminished or reduced to zero. Consequently, we believe that there is a risk that our investment in FHLB-NY common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause our earnings to decrease by the after-tax amount of the impairment charge.
Our Inability to Achieve Profitability on New Branches May Negatively Affect Our Earnings.
We have expanded our presence throughout our market area and we intend to pursue further expansion through de novo branching. The profitability of our expansion strategy will depend on whether the income that we generate from the new branches will offset the increased expenses resulting from operating these branches. We expect that it may take a period of time before these branches can become profitable, especially in areas in which we do not have an established presence. During this period, the expense of operating these branches may negatively affect our net income.

Strong Competition Within Our Market Area May Limit Our Growth and Profitability.
Competition in the banking and financial services industry is intense. In our market area, we compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have substantially greater resources and lending limits than we have, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets. For additional information see “Business of Oritani Financial Corp — Competition.”
We Operate in a Highly Regulated Industry, Which Limits the Manner and Scope of Our Business Activities.
We are subject to extensive supervision, regulation and examination by the New Jersey Department of Banking, FDIC and OTS. As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities and obtain financing. This regulatory structure is designed primarily for the protection of the DIF and our depositors, and not to benefit our stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, stock repurchases, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. In addition, we must comply with significant anti-money laundering and anti-terrorism laws. Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws.
New financial reform legislation has been enacted by Congress that will change the bank regulatory framework, create an independent consumer protection bureau that will assume the consumer protection responsibilities of the various federal banking agencies, and establish more stringent capital standards for financial institutions and their holding companies. The legislation will also result in new regulations affecting the lending, funding, trading and investment activities of financial institutions and their holding companies. Such additional regulation and oversight could have a material and adverse impact on us.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
At June 30, 2010, the Company and the Bank conducted business from its corporate headquarters in Washington Township, New Jersey, and 21 full service branch offices located in Bergen, Hudson and Passaic Counties, New Jersey. The aggregate net book value of premises and equipment was $14.8 million at June 30, 2010.

ITEM 3.	LEGAL PROCEEDINGS
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our shares of common stock are traded on the NASDAQ Global Market under the symbol “ORIT”. As of June 30, 2010, we have 2,739 stockholders of record (excluding the numbers of person or entities holding stock in street name through various brokerage firms), and 56,202,485 shares outstanding. The following table presents quarterly market information for Oritani Financial Corp.’s common stock for the periods indicated, adjusted to reflect the 1.50-for-one stock split in connection with the second step transaction. The following information was provided by the NASDAQ Stock Market.

	For the Years Ended June 30,
	2010			2009
	High	Low	Dividends	High	Low	Dividends
First Quarter	$9.74	$8.50	0.03	$13.41	$10.33	$—
Second Quarter	9.67	8.31	0.05	11.55	8.83	—
Third Quarter	10.93	8.40	0.05	11.36	6.37	—
Fourth Quarter	11.43	9.06	0.05	10.07	8.49	0.03
The Company’s Board of Directors intends to review the payment of dividends quarterly and plans to maintain a regular cash dividend in the future, subject to capital requirements, financial condition, results of operations, tax considerations, industry standards, economic conditions, regulatory restrictions that affect the payment of dividends by the Bank to the Company and other relevant factors. No assurances can be given that any cash dividends will be paid or that, if paid, will not be reduced or eliminated in the future.
The sources of funds for the payment of a cash dividend are the retained proceeds from the sale of shares of common stock and earnings on those proceeds, interest and principal payments with respect to Oritani Financial Corp.’s loan to the Employee Stock Ownership Plan, and dividends from Oritani Bank. For a discussion of the limitations applicable to Oritani Bank’s ability to pay dividends, see “Supervision and Regulation—Federal Banking Regulation.”
Stock Performance Graph
Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s Common Stock, adjusted to reflect the 1.50 -for-one stock split in connection with the second step transaction, for the period beginning January 24, 2007, the date that Oritani Financial Corp. began trading as a public company as reported by the NASDAQ Global Market (at a closing price of $10.65 per share on such date), through June 30, 2010, (b) the cumulative total return of the SNL Thrift MHC Index over such period, (c) the cumulative total return on stocks included in the S&P 500 Index over such period, (d) the cumulative total return on stocks included in the NASDAQ Bank Index over such period, and (e) the cumulative total return on stocks included in the NASDAQ Composite Index over such period. Due to the second step transaction, the Company believes the SNL Thrift MHC and S&P 500 indices are no longer suitable indices for performance comparison and is replacing these indices with the NASDAQ Bank and NASDAQ Composite indices. The initial offering price of Oritani Financial Corp. common stock was $6.67 per share and the first trading day increase in the value of the stock is not reflected in the graph. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

Oritani Financial Corp.
Total Return Performance

	Period Ending
Index	01/24/07	06/30/07	12/31/07	06/30/08	12/31/08	06/30/09	12/31/09	06/30/10
Oritani Financial Corp.	100.00	89.48	77.02	100.19	105.51	85.85	87.11	96.13
SNL Thrift MHC Index	100.00	94.43	88.17	88.10	92.50	80.08	83.28	87.37
S&P 500 Index	100.00	105.25	103.81	91.44	65.40	67.47	82.71	77.21
NASDAQ Bank	100.00	94.23	79.65	61.34	60.59	46.22	49.38	50.28
NASDAQ Composite	100.00	105.55	107.54	92.97	63.94	74.41	92.01	85.52

*	Source: SNL Financial LC, Charlottesville, VA
The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.
There were no repurchases of shares of common stock during the fourth quarter of fiscal year 2010.

ITEM 6.	SELECTED FINANCIAL DATA
The following information is derived from the audited consolidated financial statements of Oritani Financial Corp. For additional information, reference is made to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Oritani Financial Corp. and related notes included elsewhere in this Annual Report.

	At June 30,
	2010	2009	2008	2007	2006
	(In thousands)
Selected Financial Condition Data:
Total assets	$2,477,420	$1,913,521	$1,443,294	$1,194,443	$1,031,421
Loans, net	1,505,880	1,278,623	758,542	758,542	643,064
Securities available for sale, at market value	358,723	144,419	35,443	35,443	10,499
Securities held to maturity	—	—	5,415	5,415	13,415
Mortgage-backed securities held to maturity	66,468	118,817	217,406	217,406	274,695
Mortgage-backed securities available for sale, at market value	78,477	128,603	38,793	38,793	17,426
Bank owned life insurance	30,529	29,385	25,365	25,365	24,381
Federal Home Loan Bank of New York stock, at cost	25,081	25,549	10,619	10,619	9,367
Accrued interest receivable	9,425	7,967	4,973	4,973	3,910
Investments in real estate joint ventures, net	5,562	5,767	6,200	6,200	6,233
Real estate held for investment	1,221	1,338	2,492	2,492	2,223
Deposits	1,289,746	1,127,630	695,757	695,757	688,646
Borrowings	495,552	508,991	196,661	196,661	169,780
Stockholders’ equity	643,393	240,098	272,570	272,570	150,135

Selected Operating Data:
Interest income	$105,339	$88,429	$71,591	$63,349	$51,276
Interest expense	42,386	44,500	37,208	32,829	23,522

Net interest income	62,953	43,929	34,383	30,520	27,754

Provision for loan losses	10,000	9,880	4,650	1,210	1,500

Net interest income after provision for loan losses	52,953	34,049	29,733	29,310	26,254
Other income	5,486	2,780	4,936	5,309	4,560
Other expense	42,779	27,257	19,491	25,249	17,524

Income before income tax expense	15,660	9,572	15,178	9,370	13,290
Income tax expense (benefit)	7,296	4,020	6,218	(1,664)	4,827

Net income	$8,364	$5,552	$8,960	$11,034	$8,463

	At or For the Years Ended June 30,
	2010	2009	2008	2007	2006

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.41%	0.33%	0.68%	0.94%	0.81%
Return on equity (ratio of net income to average equity)	3.26%	2.20%	3.21%	5.48%	5.77%
Average interest rate spread (1)	2.99%	2.36%	2.06%	2.23%	2.42%
Net interest margin (2)	3.25%	2.77%	2.77%	2.73%	2.77%
Efficiency ratio (3)	48.22%	58.35%	49.59%	70.47%	54.23%
Non-interest expense to average total assets	2.11%	1.63%	1.49%	2.14%	1.68%
Average interest-earning assets to average interest-bearing liabilities	111.83%	114.47%	123.59%	117.00%	115.05%

Asset Quality Ratios:
Non-performing assets to total assets	1.66%	2.74%	0.98%	—%	0.04%
Non-performing loans to total loans	2.48%	4.03%	1.39%	—%	0.07%
Allowance for loan losses to total loans	1.69%	1.59%	1.32%	1.15%	1.18%

Capital Ratios:
Total capital (to risk-weighted assets)	39.66%	19.15%	27.78%	34.87%	26.98%
Tier I capital (to risk-weighted assets)	38.40%	17.90%	26.53%	33.77%	25.73%
Tier I capital (to average assets)	31.58%	14.31%	19.71%	23.10%	14.39%

Other Data:
Number of full service offices	22	21	19	19	19
Full time equivalent employees	179	174	155	144	143

(1)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)
The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses and non-interest income. For the year ended June 30, 2010, excludes non-recurring expense associated with the accelerated vesting of stock awards and options triggered by the second step transaction and income from problem loan disposition.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Business Strategy
Our business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to our individual and business customers. We cannot assure you that we will successfully implement our business strategy.
Highlights of our business strategy are discussed below:
Continuing to focus on multi-family, and commercial real estate lending. Unlike many traditional thrifts, we have focused on the origination of multi-family and commercial real estate loans. Such loans comprise 73.0% of our total loan portfolio at June 30, 2010. We have focused on this type of lending because the interest rates earned for such loans are higher than the prevailing rates for residential loans, resulting in a greater level of interest income potential. We are also able to generate significantly higher fee income on such loans. In addition, the repayment terms usually expose us to less interest rate risk than fixed-rate residential loans. We generally incorporate one or more of the following features into our terms for multi-family and commercial real estate loans, thereby decreasing their interest rate risk: interest rates reset after five years at a predetermined spread to FHLB Advance rates; minimum stated interest rates; balloon repayment date or maximum fixed-rate self-amortizing loan term of 20 years. While our actual origination volume will depend on market conditions, we intend to continue our emphasis on multi-family and commercial real estate lending.
We have experienced substantial growth in our combined multi-family and commercial real estate loan portfolio in recent years. The annual growth rate of the portfolio has been 33.43%; 40.62%; 32.37%; 18.97% and 39.71% for years ended June 30, 2010, 2009, 2008, 2007 and 2006, respectively. In addition, despite our more stringent underwriting standards discussed below, we believe that the exit of many larger banks and conduit lenders from the commercial real estate lending market due to the financial crisis has enabled us, as a community bank, to increase the number and size of the commercial real estate loans that we originate while lending to a higher quality of borrower.

We have been involved in multi-family lending for over thirty years. Over the past seven years, we have assembled a department exclusively devoted to the origination and administration of multi-family and commercial real estate loans. Over the past two years, we have established a separate credit department to review all such originations and ensure compliance with our underwriting standards. There are presently nine loan officers as well as support staff in the origination department and three officers as well as support staff in the credit department. Our business plan projects continued growth of the portfolio and continued additions to our staff to support such growth. In addition, due to current economic conditions and related risks, management has been applying stricter underwriting guidelines, including requiring higher debt service coverage ratios and lower loan to value ratios, to these loans. We have also focused our multi-family and commercial real estate lending on more seasoned and experienced developers.
Reduce Problem Assets and aggressively remedy delinquent loans. One of management’s primary objectives is to reduce our level of problem assets. While no assurances can be provided regarding results, management will focus a significant amount of its time on the resolution of problem assets. Management’s tactics toward delinquent borrowers are considered aggressive. We have commenced legal action against virtually all borrowers who are more than 45 days delinquent. We have generally refused to extend the maturity date of any construction loan, even if the interest payments are current, unless the borrower agrees to reduce our exposure through additional principal payments and/or additional collateral, and agrees to an additional fee if the loan is not paid in full on or before the new maturity date. We realize that such actions contribute to the high level of delinquencies but believe this is the most prudent path to addressing delinquent loans. Since June 30, 2009, our level of non-performing assets to total assets has declined from 2.74% to 1.66% at June 30, 2010. While no assurances can be provided regarding results, management will focus a significant amount of its time on the resolution of problem assets.
Maintain and increase core deposits. During the past two years, we have devoted significant internal attention to growing our deposits. We hired key, experienced personnel and have implemented an incentive program that rewards branch personnel for attracting core deposit relationships. We have also begun to emphasize obtaining deposits from our commercial borrowers, reexamined our pricing strategies and promoted our status as a local community bank. As a result of these efforts and external factors, we have recently experienced a period of unprecedented deposit growth. Our deposit balances grew 84.5% from June 30, 2008 to June 30, 2010. Much of the increase came in the areas of certificates of deposit and money market accounts. In addition to the initiatives described above, management believes that external factors also contributed to our deposit growth. Due to uncertainty in the financial markets and a downturn in the U.S. economy, many investors withdrew funds from the stock market and deposited them into investment options considered safe by investors, such as Oritani Bank deposit accounts. Management believes a portion of our growth was due to this activity, particularly during the June 30, 2008 to June 30, 2009 period. Other external factors, including an increase in insured deposit limits, also may have contributed to our deposit growth however; management believes any impact due to increased deposit limits is minimal. Our ongoing focus will be to build upon our successes, with a particular emphasis on growing core commercial and retail deposits. In addition to continuing to attract new customers to Oritani Bank, we will also focus on cross-selling core deposit accounts to customers who have limited deposit services with Oritani Bank and seeking to further develop the relationship by providing quality customer service.
Expand our market share within our primary market area. Our deposit growth significantly boosted our market penetration in Bergen County, the primary county of our operations. We increased our percentage of Bergen County deposits from 1.8%, or the 14th ranked financial institution, at June 30, 2008 to 2.6%, or the 9th ranked financial institution, at June 30, 2009. In October 2008, Oritani Bank opened two de novo branches. These branches had combined deposit totals of $68.2 million at June 30, 2010. In February 2010, we opened a de novo branch in Bergenfield, New Jersey. This branch had deposit totals of $28.7 million at June 30, 2010. We intend to continue the strategy of opportunistic de novo branching. We typically seek de novo branch locations in under-banked areas that are either a contiguous extension or fill-in of our existing branch network. We also have budgeted monies for infrastructure improvements in our existing branches. We may also consider the acquisition of branches from other financial institutions in our market area. We believe these strategies, along with continued growth, will help us achieve our goal of deposit growth and market expansion.

Continue to emphasize operating efficiencies and cost control. One of the hallmarks of our operations has been expense control as evidenced by an efficiency ratio of 48.2% (excluding non-recurring expenses associated with the second step transaction and income from problem loan dispositions.) for the year ended June 30, 2010. Our efficiency ratio as well as numerous other expense measurement ratios, have consistently outperformed peers. We intend to maintain our posture on expense control while continuing to make prudent investments in our operations by effectively managing costs in a relation to revenues. We realize that our expense ratios may be challenged in the future with the intended implementation of stock benefit plans. However, we have recently been able to generate favorable peer comparisons with such plans in place.
Critical Accounting Policies
We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies.
Allowance for Loan Losses. The allowance for loan losses is the estimated amount considered necessary to cover credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses that is charged against income. In determining the allowance for loan losses, we make significant estimates and, therefore, have identified the allowance as a critical accounting policy. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.
The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles, under which we are required to maintain an allowance for probable losses at the balance sheet date. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are impaired. Management will identify loans that have demonstrated issues that cause concern regarding full collectibility in the required time frame. Delinquency and internal credit department reviews are key indicators of such issues. In addition, the Company utilizes the services of an external loan review firm. The loan review firm reviews a significant portion of new originations and the existing portfolio over the course of the year. Their scope is determined by the Audit Committee. This firm prepares quarterly reports that include recommendations for classification. Their services assist in identifying loans that should be classified prior to delinquency issues. Management summarizes all problem loans and classifies such loans within the following industry standard categories: Watch, Special Mention; Substandard; Doubtful or Loss. In addition, a classified loan may be considered impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan and specific collateral category. We also analyze historical loss experience, delinquency trends, general economic conditions, geographic concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocation. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.
On a quarterly basis, the Chief Financial Officer reviews the current status of various loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process includes all loans, concentrating on non-accrual and classified loans. Each non-accrual or classified loan is evaluated for potential loss exposure. Any shortfall results in a charge to the allowance if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value available. If appropriate, the appraised value is then reduced to reflect estimated liquidation expenses.

The results of this quarterly process are summarized along with recommendations and presented to executive management for their review. Based on these recommendations, loan loss allowances are approved by executive management. All supporting documentation with regard to the evaluation process, loan loss experience, allowance levels and the schedules of classified loans are maintained by the Chief Financial Officer. A summary of loan loss allowances is presented to the Board of Directors on a quarterly basis.
We have a concentration of loans secured by real property located in New Jersey. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are carefully reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the economy generally, and a decline in real estate market values in New Jersey. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level. Factors such as current economic conditions, interest rates, and the composition of the loan portfolio will effect our determination of the level of this ratio for any particular period.
Our allowance for loan losses in recent years reflects probable losses resulting from the actual growth in our loan portfolio, ongoing local and regional economic conditions and our overall levels of charge-offs, delinquencies, impaired loans and nonaccrual loans. We believe the ratio of the allowance for loan losses to total loans at June 30, 2010 adequately reflects our portfolio credit risk, given our emphasis on multi-family and commercial real estate lending and current market conditions.
Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the FDIC and the Department, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to them at the time of their examination.
Deferred Income Taxes. We use the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If current available information raises doubt as to the realization of the deferred tax assets, a valuation allowance may be established. We consider the determination of this valuation allowance to be a critical accounting policy because of the need to exercise significant judgment in evaluating the amount and timing of recognition of deferred tax liabilities and assets, including projections of future taxable income. These judgments and estimates are reviewed on a continual basis as regulatory and business factors change. A valuation allowance for deferred tax assets may be required if the amounts of taxes recoverable through loss carry backs decline, or if we project lower levels of future taxable income. Such a valuation allowance would be established through a charge to income tax expense that would adversely affect our operating results.
Asset Impairment Judgments. Some of our assets are carried on our consolidated balance sheets at cost, fair value or at the lower of cost or fair value. Valuation allowances or write-downs are established when necessary to recognize impairment of such assets. We periodically perform analyses to test for impairment of such assets. In addition to the impairment analyses related to our loans discussed above, another significant impairment analysis is the determination of whether there has been an other-than-temporary decline in the value of one or more of our securities.

Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. If management has the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. Any portion of unrealized loss on an individual equity security deemed to be other-than-temporary is recognized as a loss in operations in the period in which such determination is made. For debt investments securities (where we do not intend to sell the security and it is not more likely than not that we will be required to sell the security prior to recovery of the security’s amortized cost) deemed other than temporarily impaired, the investment is written down through current earnings by the impairment related to the estimated credit loss and the non-credit related impairment is recognized in other comprehensive income.
Stock-Based Compensation. We recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards in accordance with ASC 718.
We estimate the per share fair value of option grants on the date of grant using the Black-Scholes option pricing model using assumptions for the expected dividend yield, expected stock price volatility, risk-free interest rate and expected option term. These assumptions are subjective in nature, involve uncertainties and, therefore, cannot be determined with precision. The Black-Scholes option pricing model also contains certain inherent limitations when applied to options that are not traded on public markets.
The per share fair value of options is highly sensitive to changes in assumptions. In general, the per share fair value of options will move in the same direction as changes in the expected stock price volatility, risk-free interest rate and expected option term, and in the opposite direction as changes in the expected dividend yield. For example, the per share fair value of options will generally increase as expected stock price volatility increases, risk-free interest rate increases, expected option term increases and expected dividend yield decreases. The use of different assumptions or different option pricing models could result in materially different per share fair values of options.
At the Special Meeting of Stockholders of the Company held on April 22, 2008, the stockholders of the Company approved the Oritani Financial Corp. 2007 Equity Incentive Plan (“2007 Plan”). On May 7, 2008, certain officers and employees of the Company were granted in aggregate 1,967,186 stock options and 882,257 shares of restricted stock, and non-employee directors received in aggregate 715,338 stock options and 309,978 shares of restricted stock. Additional stock options of 105,000 and 30,000 were issued on November 11, 2008. and May 24, 2010, respectively. All stock awards and options granted under the 2007 Plan, except for the 30,000 options granted on May 24, 2010, vested upon completion of the second step transaction. The Company adopted ASC 718, “Compensation: Stock Compensation” upon approval of the Plan, and began to expense the fair value of all share-based compensation granted over the requisite service periods.

Comparison of Financial Condition at June 30, 2010 and June 30, 2009
Total Assets. Total assets increased $563.9 million, or 29.5%, to $2.48 billion at June 30, 2010, from $1.91 billion at June 30, 2009. The increase was primarily in cash and cash equivalents, loans and securities AFS. This growth was primarily funded by the proceeds from the second step transaction as well as growth in deposits.
Cash And Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) increased $211.0 million to $346.3 million at June 30, 2010, from $135.4 million at June 30, 2009. The balance at June 30, 2010 is primarily due to the proceeds from the second step transaction. These funds will be deployed as quickly as possible while prudently following the disciplines of the Company’s investment policy. Significant deployment has occurred through September and is continuing. Management is striving to ultimately deploy the proceeds in loans. Until that is practical, excess funds are being deployed in securities available for sale and MBS available for sale. The mortgage-backed securities that are currently being purchased are securities of government sponsored agencies with relatively short repayment windows and limited extension risk. While the yield on such securities is very low, management is prioritizing structure over yield.
Loans, net. Loans, net increased $227.3 million, or 17.8%, to $1.51 billion at June 30, 2010, from $1.28 billion at June 30, 2009. The Company continued its emphasis on loan originations, particularly multifamily and commercial real estate loans. Loan originations totaled $417.4 million and purchases totaled $34.4 million for the twelve months ended June 30, 2010.
Securities Available For Sale. Securities AFS increased $214.3 million to $358.7 million at June 30, 2010, from $144.4 million at June 30, 2009. The increase was primarily due to purchases of $443.2 million partially offset by maturities and calls. As described in the discussion of Total Interest Income in the “Comparison of Operating Results for the Years Ended June 30, 2010 and June 30, 2009”, the Company believed this investment option provided the best risk/reward profile during fiscal 2010. For the year ended June 30, 2010, the equity securities portfolio was deemed other-than-temporarily impaired and a non-cash impairment charge to earnings of $202,000 was recognized. For the year ended June 30, 2009, the mutual funds and equity securities portfolio were deemed other-than-temporarily impaired and a non-cash impairment charge to earnings of $2.0 million was recognized.
Mortgage-Backed Securities Held to Maturity. Mortgage backed securities held to maturity decreased $52.3 million, or 44.1% to $66.5 million at June 30, 2010, from $118.8 million at June 30, 2009. The decrease was due to principal repayments and sales. The held to maturity securities sold were mortgage backed securities with 15% or less of their original purchased balances remaining.
Mortgage-Backed Securities Available For Sale. Mortgage backed securities available for sale decreased $50.1 million, or 39.0%, to $78.5 million at June 30, 2010, from $128.6 million at June 30, 2009. The decrease was due to principal repayments and sales.
Real Estate Owned. The Company acquired the title to two properties through foreclosure during the year ended June 30, 2010. Both of these properties are under contracts for sale for amounts equal to, or in excess of, our current book value. These contracts are expected to close in September, although there is no assurance that such closings will occur in a timely manner.
Deposits. Deposits increased $162.1 million, or 14.4%, to $1.29 billion at June 30, 2010, from $1.13 billion at June 30, 2009. Strong deposit growth, particularly in core accounts, remains a strategic objective of the Company. The Bank opened its 22nd branch location in Bergenfield (Bergen County), New Jersey, in February, 2010.
Borrowings. Borrowings decreased $13.4 million, or 2.6%, to $495.6 million at June 30, 2010, from $509.0 million at June 30, 2009.
Stockholders’ equity. Stockholders’ equity increased $403.3 million to $643.4 million at June 30, 2010, from $240.1 million at June 30, 2009. The increase is primarily due to the second step transaction. At June 30, 2010, there were 56,202,485 shares outstanding. Our book value per share was $11.45. Based on our June 30, 2010 closing price of $10.00 per share, the Company stock was trading at 87.4% of book value at that date.

Comparison of Operating Results for the Years Ended June 30, 2010 and June 30, 2009
Net Income. Net income increased $2.8 million to $8.4 million, or $0.15 per share, for the twelve months ended June 30, 2010, from net income of $5.6 million, or $0.10 per share, for the corresponding 2009 period. The twelve month period ended June 30, 2010 was positively impacted by a higher net interest spread, a larger asset base and recoveries associated with problem loan disposals. The increased net income is also partially attributable to securities writedowns in the 2009 period (which reduced 2009 net income) and a gain on sale of assets in the 2010 period. Over the twelve month period ended June 30, 2010, we collected $2.3 million of delinquent interest and prepayment penalties, $297,000 of late charges and $501,000 of reimbursed legal expenses in connection with problem loan disposals. The after tax impact of these recoveries totaled $1.9 million. In addition to these non-recurring items, another significant item which negatively impacted the twelve month period ended June 30, 2010 was the accelerated vesting of stock awards and options triggered by the second step transaction. The pre-tax charge associated with the accelerated vesting of these benefits totaled $10.6 million. This charge represents an accelerated recognition of expenses that, absent the conversion, would have been amortized ratably over the period ending May 31, 2013. The vesting of these benefits also had an indirect effect on results for the 2010 period as expense associated with a nonqualified benefit plan increased by $910,000 due to the higher than anticipated compensation levels of the participants. In addition, the tax benefit associated with the net loss for the period was reduced by $1.1 million due to limitations on the deductibility of certain compensation expense. The after tax impact of the above items, which negatively impacted earnings, was $8.1 million. Net income for the twelve month period ended June 30, 2010, absent the non-recurring items discussed, would have been $14.6 million, or $0.27 per basic and fully diluted share. Our return on average assets was 0.41% (0.72% normalized) and our annualized return on average equity was 3.26% (5.69% normalized) for the twelve month period ended June 30, 2010, compared to 0.33% and 2.20% for the twelve month period ended June 30, 2009, respectively. A reconciliation of actual results for the twelve months ended June 30, 2010 to normalized, non-GAAP results (actual results adjusted for non-recurring items) for the same period is provided in the following table:

	Analysis of operating results adjusted for non-recurring revenues and expenses-Normalized (1)
	For the Twelve Months Ended June 30, 2010
				Income from
	Actual GAAP	Accelerated	Subtotal Pre-	Problem Loan	Non-GAAP
	Results	Vesting	Normalized	Dispositions	Normalized (1)
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Interest income	$105,339		$105,339	$(2,318)	$103,021
Interest expense	42,386		42,386		42,386

Net interest income	62,953	—	62,953	(2,318)	60,635

Provision for loan losses	10,000		10,000		10,000

Net interest income after provision for loan losses	52,953	—	52,953	(2,318)	50,635

Other income	5,486		5,486	(297)	5,189
Other expense	42,779	(11,539)	31,240	501	31,741

Income before income tax expense	15,660	11,539	27,199	(3,116)	24,083
Income tax expense	7,296	3,438	10,734	(1,218)	9,516

Net income	$8,364	$8,101	$16,465	$(1,898)	$14,567

Net income available to common shareholders	$8,174		$16,275		$14,377

Earnings per share-basic & diluted	$0.23		$0.45		$0.40

Earnings per share-basic and diluted, adjusted for the effect of the 1.50 -for-one stock split in connection with the second step transaction	$0.15		$0.30		$0.27

(1)
This non-GAAP information is being disclosed because management believes that providing these non-GAAP financial measures provides investors with information useful in understanding the Company’s normalized, core operating financial performance in fiscal 2010, absent the acceleration of the vesting of the option and restricted stock grants and certain items relating to problem loan dispositions. While the Company’s management uses these non-GAAP measures in its analysis of the Company’s performance, this information should not be viewed as a substitute for financial results determined in accordance with GAAP or considered to be more important than financial results determined in accordance with GAAP.

Total interest income. Total interest income increased by $16.9 million, or 19.1%, to $105.3 million for the twelve months ended June 30, 2010, from $88.4 million for the twelve months ended June 30, 2009. The largest increase occurred in interest on loans, which increased $15.2 million, or 21.1%, to $87.4 million for the twelve months ended June 30, 2010, from $72.2 million for the twelve months ended June 30, 2009. Over that same period, the average balance of loans, net increased by $198.7 million while the yield on the portfolio increased 22 basis points on an actual basis and 6 basis points on a normalized basis. Included in interest on loans for the twelve months ended June 30, 2010 is $2.3 million of prior period and penalty interest recovered in conjunction with problem loan disposals. These amounts were not included in income for the normalized calculation of loan yield. Interest on securities AFS increased by $5.9 million to $8.4 million for the twelve months ended June 30, 2010, from $2.5 million for the twelve months ended June 30, 2009. The average balance of securities AFS increased $223.8 million over that same period. Excess liquidity was primarily deployed in securities classified as AFS as management believes such investments provide the best risk/reward profile considering the current and projected cash needs of the Company. Such investments are typically callable notes of government sponsored agencies with limited optionality and call features that increase the likelihood that the note would be called. Management classified the investments as AFS so that they could be sold should unexpected liquidity or other needs develop. Interest on MBS HTM decreased by $2.4 million to $3.3 million for the twelve months ended June 30, 2010, from $5.6 million for the twelve months ended June 30, 2009. Interest on MBS AFS decreased by $2.2 million to $4.8 million for the twelve months ended June 30, 2010, from $7.0 million for the twelve months ended June 30, 2009. The combined average balances of the two MBS portfolios decreased $94.0 million over the period.
Interest Expense. Total interest expense decreased by $2.1 million, or 4.8%, to $42.4 million for the twelve months ended June 30, 2010, from $44.5 million for the twelve months ended June 30, 2009. Interest expense on deposits decreased $2.6 million, or 10.9%, to $21.6 million for the twelve months ended June 30, 2010, versus $24.3 million for the corresponding 2009 period. The decrease occurred despite a significant increase in deposit balances. The average balance of deposits increased $346.4 million to $1.23 billion for the twelve months ended June 30, 2010 from $880.8 million for the twelve months ended June 30, 2009. Over that same period, the cost of deposits decreased 99 basis points to 1.76% from 2.75%. The growth was primarily in money market accounts, whose average balances increased $159.7 million over the periods, and time deposits, whose average balances increased $140.0 million over the periods. The Company was able to successfully reprice and attract deposits at lower rates, primarily due to market conditions. Interest expense on borrowings increased $525,000, or 2.6%, to $20.8 million for the twelve months ended June 30, 2010, versus $20.2 million for the corresponding 2009 period. The average balance of borrowings increased $993,000 and the cost increased 10 basis points over the periods.
Net interest income. Net interest income increased by $19.0 million, or 43.3%, to $63.0 million for the twelve months ended June 30, 2010, from $43.9 million for the twelve months ended June 30, 2009. The Company’s normalized net interest rate spread and margin for the twelve months ended June 30, 2010 were 2.87% and 3.13% (2.99% and 3.25%, actual), respectively, versus 2.36% and 2.77% for the comparable 2009 period.
The Company’s net interest income and net interest rate spread were both negatively impacted in all periods due to the reversal of accrued interest income on loans delinquent more than 90 days. The total of such income reversed was $3.0 million and $3.7 million for the twelve month periods ended June 30, 2010 and 2009, respectively.
Provision for Loan Losses. The Company recorded provisions for loan losses of $10.0 million for the twelve months ended June 30, 2010 as compared to $9.9 million for the twelve months ended June 30, 2009. The Company charged off a total of $4.8 million and $2.7 million in loans during the years ended June 30, 2010 and 2009, respectively. The Company’s allowance for loan losses is analyzed quarterly and many factors are considered. The delinquency and nonaccrual total, along with charge-offs, economic factors and loan growth, remain primary contributors to the current level of provision for loan losses.

Delinquency information is provided below:
Delinquency Totals (in thousands)

	06/30/10	06/30/09	06/30/08	06/30/07

30 – 59 days past due	$12,330	$6,727	$27,985	$555
60 – 89 days past due	4,629	17,825	18	39
Non-accrual	38,125	52,465	14,210	—

Total	$55,084	$77,017	$42,213	$594

Over the year ended June 30, 2010, nonaccrual loan totals were reduced by $14.3 million and total delinquent loans were reduced by $21.9 million. One of management’s primary objectives remains a reduction in the level of problem assets. While significant progress was made in the reduction of nonaccrual and total delinquent loans over the year, management still considers such loans to be at an elevated level. The Company has continued its aggressive posture toward delinquent borrowers. The Company has commenced legal action against virtually all borrowers who are more than 45 days delinquent. The Company has refused to extend the maturity date of any construction loan, even if the interest payments are current, unless the borrower agrees to reduce the Company’s exposure through additional principal payments and/or additional collateral, and agrees to an additional fee if the loan is not paid in full on or before the new maturity date. The Company realizes that such actions contribute to the high level of delinquencies but believes this is the most prudent path to addressing problem loans.
A discussion of the significant components of the nonaccrual loan total at June 30, 2010 follows:
• Two of these loans are to one borrower and totaled $16.4 million at June 30, 2010. The loans are secured by a condominium construction project and raw land with all building approvals, both of which are in Northern New Jersey. The borrower declared bankruptcy and Oritani provided debtor in possession financing for the completion of the condominium construction project. The project remains substantially complete, yet significant delays continue to be encountered in obtaining certificates of occupancy (“CO”) for the residential units. While several residential units remain under contract, other contracts have been withdrawn due to the delay in closing the units. The cumulative total of charge offs of the construction loan were $4.8 million. In addition, a $1.4 million specific reserve remains on this loan. Prior charge offs of the land loan total $661,000 and there is no additional reserve on this loan. The Company is attempting to extract the land from the bankruptcy proceeding so that it can be marketed and sold. Both loans are classified as impaired as of June 30, 2010.
• A $14.1 million loan secured by a multi-tenant commercial property in Hudson County, New Jersey. The borrower has experienced cash flow difficulties. Oritani has been in litigation with this borrower and foreclosure proceedings are continuing to progress. Summary judgment against the borrower has been obtained and all tenant rent payments are being made directly to Oritani. The rents received were sufficient to make each of the monthly payments during the year.
• A $3.1 million loan secured by a commercial property located in Bergen County, New Jersey. The borrower and guarantor on this loan have declared bankruptcy. A contract for the sale of the property was accepted by the bankruptcy trustee in an amount sufficient to fully repay the Company. However, this contract was subject to a variance approval and this variance was ultimately denied. The potential purchaser recently decided to abandon the purchase and it appears likely that the property will be acquired by the Company as REO. In accordance with the results of the impairment analysis for this loan, no reserve was required as the loan is considered to be well collateralized.
• A $2.4 million residential construction loan for two luxury homes and an improved lot located in Essex County, New Jersey. Oritani is in litigation with this borrower, summary judgment has been obtained and final judgment is expected shortly. While the borrower states there has been potential purchaser activity at the homes, the Company believes it is likely that the properties will be acquired through foreclosure. In accordance with the results of the impairment analysis for this loan, no reserve was required as the loan is considered to be well collateralized.

• There are four other smaller loans classified as nonaccrual at June 30, 2010. One loan was paid in full in July. Litigation is proceeding against the remaining three borrowers.
Other Income. Other income increased by $2.7 million to $5.5 million for the twelve months ended June 30, 2010, from $2.8 million for the twelve months ended June 30, 2009. Results for the twelve months ended June 30, 2009 were reduced by a $2.0 million impairment charge taken regarding equity securities in the Company’s AFS portfolio. Included in the results for the 2010 period is a $1.0 million gain on the sale of a commercial office property that had been held and operated as a real estate investment. In addition, the 2010 period includes $297,000 of late charges received in connection with problem loan disposals and a $250,000 estimate of settlement costs regarding a legal matter at a multifamily joint venture property.
Operating Expenses. Operating expenses increased by $15.5 million to $42.8 million for the twelve months ended June 30, 2010, from $27.3 million for the twelve months ended June 30, 2009. Compensation, payroll taxes and fringe benefits increased $14.2 million to $32.9 million for the twelve months ended June 30, 2010, from $18.7 million for the twelve months ended June 30, 2009 primarily due to a $10.6 million charge associated with the accelerated vesting of stock awards and options in conjunction with the second step transaction. In addition, the vesting of these benefits necessitated a $910,000 increase in the cost of a nonqualified benefit plan. The balance of the increase was primarily due to a $1.7 million direct increase in payroll expense, and increased costs associated with the director pension plan and a nonqualified SERP. Federal deposit insurance premiums increased $474,000 and other expenses increased $553,000 primarily due to expenses associated with problem loans, such as legal costs related to foreclosure actions.
Income Taxes. Income tax expense for the twelve months ended June 30, 2010, was $7.3 million, due to pre-tax income of $15.7 million, resulting in an effective tax rate of 46.6%. The tax rate for this period was also impacted by the deduction limitation described above. For the twelve months ended June 30, 2009, income tax expense was $4.0 million, due to pre-tax income of $9.6 million, resulting in an effective tax rate of 42.0%.
Comparison of Operating Results for the Years Ended June 30, 2009 and June 30, 2008
Net Income. Net income decreased $3.4 million, or 38.0%, to $5.6 million for the year ended June 30, 2009, versus $9.0 million for the corresponding 2008 period. The items primarily impacting the twelve month period ended June 30, 2009 were provision for loan losses totaling $9.9 million, a pre-tax charge of $2.0 million as a result of an other than temporary impairment in the value of investment securities available for sale, and increased FDIC expense of $1.7 million. The items primarily impacting the twelve month period ended June 30, 2008 were provision for loan losses totaling $4.7 million, a pre-tax charge of $998,000 as a result of an other than temporary impairment in the value of investment securities available for sale, and a $1.1 million gain on the sale of a Real Estate Held for Investment property.
Total interest income. For the year ended June 30, 2009, total interest income increased by $16.8 million, or 23.5%, to $88.4 million, from $71.6 million for the year ended June 30, 2008. The largest increase was in interest on mortgage loans. Interest on mortgage loans increased by $17.1 million, or 31.1%, to $72.2 million for the year ended June 30, 2009, from $55.1 million for the year ended June 30, 2008. The average balance of loans, net increased $323.2 million while the yield on the portfolio decreased 31 basis points. The yield on the portfolio in 2009 was negatively impacted by interest on nonaccrual loans. On a normalized basis (inclusive of interest in nonaccrual loans), the yield remained stable. Interest on federal funds sold and short term investments decreased by $1.6 million to $73,000 million for the year ended June 30, 2009, from $1.7 million for the year ended June 30, 2008. The decrease is related to a $20.3 million decrease in the average balance and a decrease in yield of 347 basis points. The Federal Open Market Committee has significantly decreased the federal funds target rate over the period. While the Company seeks to prudently deploy cash inflows as quickly as possible, the significant growth in deposits has increased liquidity above an optimal level. The Company’s primary asset investment has been loans. However, for this period, deposit growth outpaced loan growth. Excess cash flows were initially invested in MBS AFS. Over the course of the year, as the risk/reward profiles of the investment options changed, and the current and projected cash needs of the Company changed, the primary investment vehicle for the excess cash became securities AFS. Interest on MBS AFS increased by $2.3 million to $7.0 million for the year ended June 30, 2009, from $4.7 million for the year ended June 30, 2008. The average balance increased $54.7 million while the yield decreased 34 basis points. Interest on the other investment related captions of securities HTM, securities AFS and MBS HTM decreased by $972,000, or 9.6%, to $9.2 million for the year ended June 30, 2009, from $10.1 million for the year ended June 30, 2008. The decrease was primarily due to a decrease in the combined average balance of $10.8 million and a decreased yield.

Interest Expense. Total interest expense increased by $7.3 million, or 19.6%, to $44.5 million for the year ended June 30, 2009, from $37.2 million for the year ended June 30, 2008. The vast majority of the increase was due to borrowings as interest expense on deposits increased by $397,000 while interest expense on borrowings increased by $6.9 million. The average balance of deposits increased 27.0% to $880.8 million for the year ended June 30, 2009 from $693.3 million for the year ended June 30, 2008. The cost of deposits decreased to 2.75% for the year ended June 30, 2009 from 3.44% for the year ended June 30, 2008. The average balance of borrowings increased to $505.6 million for the year ended June 30, 2009 from $310.2 million for the year ended June 30, 2008. The cost of borrowings decreased to 4.00% for the year ended June 30, 2009 from 4.30% for the year ended June 30, 2008.
Net interest income. Net interest income increased by $9.5 million, or 27.8%, to $43.9 million for the year ended June 30, 2009, from $34.4 million for the year ended June 30, 2008. The Company’s net interest income and net interest rate spread were both negatively impacted for the year ended June 30, 2009 due to the reversal of accrued interest income on loans delinquent more than 90 days. The total of such income reversed was $3.7 million for the year ended June 30, 2009 compared to $521,000 for the year ended June 30, 2008. The Company’s net interest rate spreads for the years ended June 30, 2009 and June 30, 2008 were 2.36% and 2.06%, respectively.
Provision for Loan Losses. The Company recorded provisions for loan losses of $9.9 million for the year ended June 30, 2009 as compared to $4.7 million for the year ended June 30, 2008. The Company charged off a total of $2.7 million in loans during the year ended June 30, 2009 related to losses deemed probable. There were no recoveries in any of the periods. The Company’s allowance for loan losses is analyzed quarterly and many factors are considered, including comparison to peer reserve levels. As in prior periods, loan growth was a component of the provision for loan losses in the 2009 periods. The delinquency and nonaccrual totals, however, were the primary contributors to the increased level of provision for loan losses
Delinquency information is provided below:
Delinquency Totals (in thousands)

	06/30/09	06/30/08	06/30/07

30 – 59 days past due	$6,727	$27,985	$555
60 – 89 days past due	17,825	18	39
Non-accrual	52,465	14,210	—

Total	$77,017	$42,213	$594

Other Income. Other income decreased by $2.2 million to $2.8 million for the year ended June 30, 2009, from $4.9 million for the year ended June 30, 2008, primarily due to impairment charges during the 2009 fiscal year and gain on sale of assets recognized during the 2008 fiscal year. Net gain on sale of assets decreased $1.1 million for the year ended June 30, 2009, due to the sale of a multifamily property that had been held and operated as a real estate investment during fiscal 2008. Writedowns due to investment impairments increased by $1.0 million to $2.0 million for the year ended June 30, 2009, from $1.0 million for the year ended June 30, 2008. The writedowns in the 2009 period primarily pertain to impairment charges recorded in relation to equity securities in the Company’s AFS portfolio.

Operating Expenses. Operating expenses increased by $7.8 million, or 39.8%, to $27.3 million for the year ended June 30, 2009, from $19.5 million for the year ended June 30, 2008. Compensation, payroll taxes and fringe benefits increased by $4.7 million to $18.7 million for the year ended June 30, 2009, from $13.9 million for the year ended June 30, 2008. In May, 2008, stock and options grants that had been approved in the Company’s 2008 Equity Incentive Plan were awarded. The amortization of the cost of this plan began in May, 2008. The increase in the amortization of the costs of Equity Incentive Plan costs are greater as an entire 12 months worth of expense is included in the 2009 period. Such expenses totaled $3.8 million for the year ended June 30, 2009, versus $610,000 for the year ended June 30, 2008. Compensation costs increased $1.0 million primarily due to increased personnel to assist with implementing the organic growth strategy. Another significant component of the increase was FDIC insurance premiums increasing $1.7 million to $1.8 million for the year ended June 30, 2009, versus $92,000 for the year ended June 30, 2008. Other significant factors contributing to the 2009 increase were an increase of $493,000 in office occupancy expense primarily due to cost associated with the branch openings in October 2008 and an increase of $668,000 in other expense primarily due to expenses associated with problem loans, such as legal costs related to foreclosure actions.
Income Taxes. For the year ended June 30, 2009, income tax expense of $4.0 million was recognized against pre-tax income of $9.6 million. For the year ended June 30, 2008, income tax expense of $6.2 million was recognized against pre-tax income of $15.2 million.

Average Balances and Yields. The following tables set forth average balance sheets, average yields and costs, and certain other information for the periods indicated. No tax-equivalent yield adjustments were made, as the effect thereof was not material. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended June 30,
	2010			2009			2008
	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net (1)	$1,380,040	$87,373	6.33%	$1,181,385	$72,158	6.11%	$858,223	$55,053	6.41%
Securities available for sale at market value	291,225	8,360	2.87	67,479	2,468	3.66	34,464	1,716	4.98
Securities held to maturity	25,506	1,343	5.27	24,937	1,069	4.29	19,192	999	5.21
Mortgage-backed securities available for sale at market value	104,882	4,840	4.61	145,713	7,046	4.84	91,060	4,710	5.17
Mortgage-backed securities held to maturity	89,360	3,252	3.64	142,484	5,615	3.94	192,007	7,409	3.86
Federal Funds sold and short term investments	47,931	171	0.36	25,021	73	0.29	45,292	1,704	3.76

Total interest-earning assets	1,938,974	105,339	5.43	1,587,019	88,429	5.57	1,240,238	71,591	5.77

Non-interest-earning assets	92,118			84,535			69,806

Total assets	$2,031,092			$1,671,554			$1,310,044

Interest-bearing liabilities:
Savings accounts	$156,444	1,279	0.82%	$144,810	1,979	1.37%	$151,068	2,427	1.61%
Money market deposit accounts	263,675	3,784	1.44	103,932	2,626	2.53	50,263	1,730	3.44
Checking accounts	110,393	825	0.75	75,324	628	0.83	71,176	812	1.14
Time deposits	696,732	15,735	2.26	556,730	19,029	3.42	420,787	18,896	4.49

Total deposits	1,227,244	21,623	1.76	880,796	24,262	2.75	693,294	23,865	3.44
Borrowings	506,592	20,763	4.10	505,599	20,238	4.00	310,231	13,343	4.30

Total interest-bearing liabilities	1,733,836	42,386	2.44%	1,386,395	44,500	3.21%	1,003,525	37,208	3.71%

Non-interest-bearing liabilities	41,032			33,071			27,438

Total liabilities	1,774,868			1,419,466			1,030,963
Stockholders’ Equity	256,224			252,088			279,081

Total liabilities and Stockholders’ Equity	$2,031,092			$1,671,554			$1,310,044

Net interest income		$62,953			$43,929			$34,383

Net interest rate spread (2)			2.99%			2.36%			2.06%

Net interest-earning assets(3)	$205,138			$200,624			$236,713

Net interest margin (4)			3.25%			2.77%			2.77%

Ratio of interest-earning assets to interest-bearing liabilities			111.83%			114.47%			123.59%

(1)	Includes nonaccrual loans.

(2)	Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.

(3)	Net interest-earning assets represents total interest-earning assets less interest-bearing liabilities.

(4)	Net interest margin represents net interest income as a percent of average interest-earning assets for the period.

Rate/Volume Analysis
The following table presents the effects of changing rates and volumes on our net interest income for the fiscal years indicated. The rate column shows the effects attributable to changes in rate (changes in rate multiplied by prior volume). The volume column shows the effects attributable to changes in volume (changes in volume multiplied by prior rate). The total increase (decrease) column represents the sum of the prior columns. For purposes of this table, changes attributable to both rate and volume which can not be segregated have been allocated to volume.

	Years Ended June 30,			Years Ended June 30,
	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)

Interest-earning assets:
Loans, net	$12,134	$3.081	$15,215	$20,730	$(3,625)	$17,105
Securities available for sale	8,184	(2,292)	5,892	1,644	(892)	752
Securities held to maturity	24	250	274	299	(229)	70
Mortgage-backed securities available for sale	(1,974)	(232)	(2,206)	2,827	(491)	2,336
Mortgage-backed securities held to maturity	(2,094)	(269)	(2.363)	(1,911)	117	(1,794)
Federal Funds sold and short term investments	67	31	98	(763)	(868)	(1,631)

Total interest-earning assets	16,341	569	16,910	22,826	(5,988)	16,838

Interest-bearing liabilities:
Savings accounts	159	(859)	(700)	(101)	(347)	(448)
Money market	4,036	(2,878)	1,158	1,847	(951)	896
Checking accounts	292	(95)	197	47	(231)	(184)
Time deposits	4,785	(8,079)	(3,294)	6,105	(5,972)	133

Total deposits	9,272	(11,911)	(2,639)	7,898	(7,501)	397

Borrowings	40	485	525	8,403	(1,508)	6,895

Total interest-bearing liabilities	9,312	(11,426)	(2,114)	16,301	(9,009)	7,292

Change in net interest income	$7,029	$11,995	$19,024	$6,525	$3,021	$9,546

Management of Market Risk
General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has the authority and responsibility for managing interest rate risk. Oritani Bank has established an Asset/Liability Management Committee, comprised of various members of its senior management, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the Board the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. The Asset/Liability Management Committee reports its activities to the Board on a monthly basis. An interest rate risk analysis is presented to the Board on a quarterly basis.
We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:
(i)	originating multi-family and commercial real estate loans that generally tend to have shorter interest duration and generally have interest rates that reset at five years;
(ii)	investing in shorter duration securities and mortgage-backed securities; and
(iii)	obtaining general financing through FHLB advances with either a fixed long term or with call options that are considered unlikely.

Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. By following these strategies, we believe that we are well-positioned to react to increases in market interest rates.
Net Portfolio Value. We compute the amounts by which our net present value of cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.
The table below sets forth, as of June 30, 2010, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of
				Present Value of Assets (3)
Change in Interest		Estimated Increase			Increase
Rates (basis	Estimated	(Decrease) in NPV			(Decrease)
points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
	(Dollars in thousands)

+200	622,045	(61,956)	(9.1)%	25.6%	(91)
0	684,001	—	—	26.5	—
-100	719,241	35,240	5.2	27.1	59

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at June 30, 2010 in the event of a 100 basis point decrease in interest rates, we would experience a 5.2% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 9.1% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies. This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in net portfolio value require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the net portfolio value table presented assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the net portfolio value table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.
Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. Our Asset/Liability Management Committee focuses on our level of liquid assets as well as our borrowing capacity with the FHLB. Funds can be obtained from the FHLB on a same day basis, significantly reducing the need to maintain excess liquid assets to address liquidity concerns.

We regularly adjust our investments in liquid assets based upon our assessment of:
(i)	expected loan demand;

(ii)	expected deposit flows;

(iii)	expected payments from the loan and investment portfolios;

(iv)	funds available through borrowings;

(v)	yields available on interest-earning deposits and securities

(vi)	yields and structures available on alternate investments; and.

(vii)	the objectives of our asset/liability management program
Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2010, cash and cash equivalents totaled $346.3 million. Securities and mortgage-backed securities classified as available for sale, which provide additional sources of liquidity, totaled $437.2 million at June 30, 2010. The high level of cash and cash equivalents, at June 30, 2010, is primarily due to the net proceeds from the second step transaction, which closed on June 24, 2010. While the Company continues to prudently deploy these funds, the level of cash and cash equivalents in September remains higher than optimal.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.
At June 30, 2010, we had $78.7 million in loan commitments outstanding. In addition to commitments to originate loans, we had $67.8 million in unused lines of credit to borrowers. Time deposits due within one year of June 30, 2010 totaled $529.4 million, or 42.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits. We believe, however, based on past experience, that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activity currently is the origination of loans and the purchase of loans and securities. During the year ended June 30, 2010, we originated $417.4 million of loans, purchased $34.5 million of loans, and purchased $448.4 million of securities. During the year ended June 30, 2009, we originated $412.8 million of loans, purchased $37.0 million of loans, and purchased $174.9 million of securities.
Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in total deposits of $162.1 million and $428.7 million for the fiscal years ended June 30, 2010 and 2009, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of New York, which provide an additional source of funds. FHLB advances reflected a net decrease of $13.4 million and a net increase of $75.3 million during the fiscal years ended June 30, 2010 and 2009 respectively. FHLB advances have primarily been used to fund loan demand and provide longer-term sources of funding. At June 30, 2010, the Company had a commitment for an overnight line of credit with the FHLB totaling $200.0 million, of which there were no balances. The line of credit is priced at federal funds rate plus a spread (generally between 20 and 40 basis points) and re-prices daily.

Oritani Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2010, Oritani Bank exceeded all regulatory capital requirements. Oritani Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation-Federal Banking Regulation-Capital Requirements” and Note 15 of the Notes to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. We consider commitments to extend credit in determining our allowance for loan losses. For additional information, see Note 3, “Loans,” to our Consolidated Financial Statements.
Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at June 30, 2010. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less than	One to Three	Three to Five	More than
Contractual Obligations	One Year	Years	Years	Five Years	Total
	(In thousands)

Federal Home Loan Bank advances	$2,367	$92,500	$145,685	$255,000	$495,552

Operating leases	417	598	345	293	1,653

Total	$2,784	$93,098	$146,030	$255,293	$497,116

Commitments to extend credit	$77,000	$1,700	$—	$—	$78,700

Unadvanced construction loans	$28,506	$—	$—	$—	$28,506

Unused lines of credit	$39,308	$—	$—	$—	$39,308

Commitments to purchase securities	$10,000	$—	$—	$—	$10,000

Impact of Inflation and Changing Prices
Our consolidated financial statements and related notes have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For information regarding market risk, see Item 7 — “Management’s Discussion and Analysis of Financial Conditions and Results of Operation.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are included in Part III, Item 15 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable

ITEM 9A.	CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures.
Under the supervision and with the participation of our management, including our Principle Executive Officer and Principle Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Principle Executive Officer and Principle Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
(b) Changes in internal controls.
There were no changes made in our internal control over financial reporting during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(c) Management report on internal control over financial reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.
Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Oritani Financial Corp.; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Oritani Financial Corp.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of June 30, 2010, the Company’s internal control over financial reporting is effective based on those criteria.
Oritani Financial Corp.’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010. This report appears on page 64.
The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The “Proposal I—Election of Directors” section of the Company’s 2010 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The “Proposal I—Election of Directors” section of the Company’s 2010 Proxy Statement is incorporated herein by reference.
The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The “Transactions with Certain Related Persons” section of the Company’s 2010 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2010 Proxy Statement is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following documents are filed as part of this Form 10-K.
(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Balance Sheets — at June 30, 2010 and 2009
(C)	Consolidated Statements of Income — Years ended June 30, 2010, 2009 and 2008
(D)	Consolidated Statements of Stockholders’ Equity — Years ended June 30, 2010, 2009 and 2008
(E)	Consolidated Statements of Cash Flows — Years ended June 30, 2010, 2009 and 2008

(F)	Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Oritani Financial Corp.
Township of Washington, New Jersey:
We have audited the accompanying consolidated balance sheets of Oritani Financial Corp. and subsidiaries (the Company) as of June 30, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oritani Financial Corp. and subsidiaries as of June 30, 2010 and 2009 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2010 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 13, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Short Hills, New Jersey
September 13, 2010

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Oritani Financial Corp.
Township of Washington, New Jersey:
We have audited Oritani Financial Corp.’s and subsidiaries (the Company) internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Oritani Financial Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oritani Financial Corp. and subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2010, and our report dated September 13, 2010 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Short Hills, New Jersey
September 13, 2010

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Consolidated Balance Sheets
June 30, 2010 and 2009

	2010	2009
	(Dollars in thousands)
Assets
Cash on hand and in banks	$6,511	$7,729
Federal funds sold and short term investments	339,828	127,640

Cash and cash equivalents (note 3)	346,339	135,369

Loans, net (notes 4 and 5)	1,505,880	1,278,623
Securities available for sale, at fair value (notes 7 and 12)	358,723	144,419
Mortgage-backed securities held to maturity, fair value of $68,622 and $120,381 (notes 6 and 12)	66,468	118,817
Mortgage-backed securities available for sale, at fair value (notes 7 and 12)	78,477	128,603
Bank Owned Life Insurance (at cash surrender value)	30,529	29,385
Federal Home Loan Bank of New York stock, at cost	25,081	25,549
Accrued interest receivable (note 8)	9,425	7,967
Investments in real estate joint ventures, net	5,562	5,767
Real estate held for investment	1,221	1,338
Real estate owned	3,031	—
Office properties and equipment, net (note 9)	14,832	13,777
Deferred tax assets, net (note 11)	23,154	20,690
Other assets	8,698	3,217

Total assets	$2,477,420	$1,913,521

Liabilities and Stockholders’ Equity
Liabilities:
Deposits (note 10)	$1,289,746	$1,127,630
Borrowings (note 12)	495,552	508,991
Advance payments by borrowers for taxes and insurance	11,060	8,301
Official checks outstanding	4,742	2,699
Other liabilities (note 13)	32,927	25,802

Total liabilities	1,834,027	1,673,423

Stockholders’ Equity (notes 2 and 16):
Preferred stock, $0.01 par value; 25,000,000 shares authorized-none issued or outstanding	—	—
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,202,485 shares issued and outstanding at June 30, 2010. 80,000,000 shares authorized; 40,552,162 shares issued and 37,133,684 shares outstanding at June 30,2009	562	130
Additional paid-in capital	488,684	130,375
Unallocated common stock held by the employee stock ownership plan	(30,033)	(13,909)
Treasury stock, at cost; 3,418,478 shares at June 30, 2009	—	(53,418)
Retained income (note 11)	182,172	176,199
Accumulated other comprehensive income, net of tax	2,008	721

Total stockholders’ equity	643,393	240,098

Commitments and contingencies (notes 4 and 15)
Total liabilities and stockholders’ equity	$2,477,420	$1,913,521

See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Consolidated Statements of Income
Years ended June 30, 2010, 2009 and 2008

	2010	2009	2008
	(Dollars in thousands)
Interest income:
Interest on mortgage loans	$87,373	$72,158	$55,053
Interest on securities held to maturity and dividends on FHLB stock	1,343	1,069	999
Interest on securities available for sale	8,360	2,468	1,716
Interest on mortgage-backed securities held to maturity	3,252	5,615	7,409
Interest on mortgage-backed securities available for sale	4,840	7,046	4,710
Interest on federal funds sold and short term investments	171	73	1,704

Total interest income	105,339	88,429	71,591

Interest expense:
Deposits (note 10)	21,623	24,262	23,865
Borrowings (note 12)	20,763	20,238	13,343

Total interest expense	42,386	44,500	37,208

Net interest income before provision for losses on loans	62,953	43,929	34,383
Provision for loan losses (note 5)	10,000	9,880	4,650

Net interest income	52,953	34,049	29,733

Other income:
Service charges	1,477	1,122	1,126
Real estate operations, net	1,267	1,294	1,314
Income from investments in real estate joint ventures	538	1,124	1,192
BOLI income	1,144	1,127	1,060
Net loss on sale and write down of securities	(167)	(2,045)	(998)
Gain on sale of real estate held for investment	1,043	—	1,096
Other income	184	158	146

Total other income	5,486	2,780	4,936

Operating expenses:
Compensation, payroll taxes and fringe benefits (notes 13 and 14)	32,871	18,670	13,923
Advertising	665	635	470
Office occupancy and equipment expense (notes 9 and 15)	2,290	2,088	1,595
Data processing service fees	1,131	1,069	1,058
Federal insurance premiums	2,248	1,774	92
Other expenses	3,574	3,021	2,353

Total operating expenses	42,779	27,257	19,491

Income before income tax expense	15,660	9,572	15,178
Income tax expense (note 11)	7,296	4,020	6,218

Net income	$8,364	$5,552	$8,960

Net income available to common stockholders	$8,174	$5,459	$8,790

Basic and fully diluted income per common share	$0.15	$0.10	$0.15
See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Consolidated Statements of Stockholders’ Equity
Years ended June 30, 2010, 2009 and 2008

						Accumu-
				Un-		lated
				allocated		other
				common		compre-	Total
		Additional		stock		hensive	stock-
	Common	paid-in	Treasury	held by	Retained	income(loss)	holders’
	Stock	capital	Stock	ESOP	income	net of tax	equity
Balance at June 30, 2007	$130	$127,710	$—	$(15,499)	$161,300	$(1,071)	$272,570
Comprehensive income:
Net income	—	—	—	—	8,960	—	8,960
Unrealized holding gain on securities available for sale arising during year, net of tax $177	—	—	—	—	—	256	256
Reclassification adjustment for losses included in net income, net of tax of $264	—	—	—	—	—	382	382
Change in funded status of retirement obligations, net of tax of $61	—	—	—	—	—	92	92

Total comprehensive income							9,690

Cumulative effect adjustment upon adoption of FIN 48	—	—	—	—	900	—	900
Purchase of treasury stock (547,650 shares)	—	—	(5,926)	—	—	—	(5,926)
Compensation cost for stock options and restricted stock	—	610	—	—	—	—	610
ESOP shares allocated or committed to be released	—	336	—	795	—	—	1,131

Balance at June 30, 2008	$130	$128,656	$(5,926)	$(14,704)	$171,160	$(341)	$278,975

Comprehensive income:
Net income	—	—	—	—	5,552	—	5,552
Unrealized holding gain on securities available for sale arising during year, net of tax $200	—	—	—	—	—	203	203
Reclassification adjustment for losses included in net income, net of tax of $815	—	—	—	—	—	1,231	1,231
Change in funded status of retirement obligations, net of tax of $249	—	—	—	—	—	(372)	(372)

Total comprehensive income							6,614

Cash dividends declared	—	—	—	—	(437)	—	(437)
Cumulative effect adjustment upon adoption of EITF 06-4	—	—	—	—	(76)	—	(76)
Purchase of treasury stock (4,818,506 shares)	—	—	(49,989)	—	—	—	(49,989)
Treasury stock allocated to restricted stock plan (238,439 shares)	—	(2,497)	2,497	—	—	—	—
Compensation cost for stock options and restricted stock	—	3,804	—	—	—	—	3,804
ESOP shares allocated or committed to be released	—	412	—	795	—	—	1,207

Balance at June 30, 2009	$130	$130,375	$(53,418)	$(13,909)	$176,199	$721	$240,098

Comprehensive income:
Net income	—	—	—	—	8,364	—	8,364
Unrealized holding gain on securities available for sale arising during year, net of tax $987	—	—	—	—	—	1,436	1,436
Reclassification adjustment for losses included in net income, net of tax of $15	—	—	—	—	—	45	45
Change in funded status of retirement obligations, net of tax of $131	—	—	—	—	—	(194)	(194)

Total comprehensive income							9,651

Cash dividends declared	—	—	—	—	(2,391)	—	(2,391)
Purchase of treasury stock (137,250 shares)	—	—	(1,231)	—	—	—	(1,231)
Treasury stock allocated to restricted stock plan (159,353 shares)	—	(1,616)	1,616	—	—	—	—
Corporate Reorganization:
Oritani Financial Corp., MHC capital contribution	—	209	—	—	—	—	209
Treasury stock retired	(34)	(52,999)	53,033	—	—	—	—
Exchange of common stock	(96)	94	—	—	—	—	(2)
Proceeds from stock offering, net of offering expenses	557	401,195	—	—	—	—	401,752
Issuance of stock for restricted stock awards	5	(5)
Purchase of common stock by ESOP	—	—	—	(17,134)	—	—	(17,134)
Compensation cost for stock options and restricted stock	—	11,115	—	—	—	—	11,115
ESOP shares allocated or committed to be released	—	267	—	1,010	—	—	1,277
Tax benefit from stock-based compensation	—	49	—	—	—	—	49

Balance at June 30, 2010	$562	$488,684	$—	$(30,033)	$182,172	$2,008	$643,393

See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Consolidated Statements of Cash Flows
Years ended June 30, 2010, 2009 and 2008

	2010	2009	2008
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$8,364	$5,552	$8,960
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	12,392	5,011	1,741
Depreciation of premises and equipment	815	701	540
(Accretion) amortization of premiums and discounts, net	(155)	62	237
Provision for losses on loans	10,000	9,880	4,650
Writedown of real estate owned	437	—	—
Amortization and accretion (deferred loan fees), net	(913)	(797)	(779)
Increase in deferred taxes	(3,337)	(4,438)	(1,482)
Impairment charge on securities	202	1,984	998
(Gain) loss on sale of securities	(35)	61	—
Gain on sale of real estate held for investment	(1,043)	—	(1,096)
Increase in cash surrender value of bank owned life insurance	(1,144)	(1,127)	(1,060)
Increase in accrued interest receivable	(1,458)	(2,321)	(673)
Increase in other assets	(6,250)	(1,125)	(1,292)
Increase in other liabilities	9,923	3,557	2,041

Net cash provided by operating activities	27,798	17,000	12,785

Cash flows from investing activities:
Net increase in loans receivable	(209,367)	(243,561)	(241,106)
Purchase of mortgage loans	(34,445)	(37,068)	(11,300)
Proceeeds from sales of mortgage loans	4,000	—	—
Purchase of securities available for sale	(443,246)	(163,679)	(17,718)
Purchase of mortgage-backed securities available for sale	(5,106)	(11,257)	(124,033)
Redemption (purchase) of Federal Home Loan Bank of New York stock	468	(4,002)	(10,928)
Principal payments on mortgage-backed securities held to maturity	42,737	44,928	53,083
Principal payments on mortgage-backed securities available for sale	49,170	34,562	14,710
Proceeds from calls and maturities of securities held to maturity	—	—	5,415
Proceeds from calls and maturities of securities available for sale	230,640	38,895	30,000
Proceeds from sales of mortgage-backed securities held to maturity	9,361	—	—
Proceeds from sales of mortgage-backed securities available for sale	6,087	—	—
Proceeds from sales of securities available for sale	1,000	500	—
Purchase of Bank Owned Life Insurance	—	(1,833)	—
Net increase in real estate held for investment	(33)	(1,445)	(1,486)
Proceeds from sale of real estate held for investment	1,182	—	1,159
Net decrease (increase) in real estate joint ventures	552	(366)	649
Purchase of fixed assets	(1,870)	(1,500)	(1,466)

Net cash used by investing activities	(348,870)	(345,826)	(303,021)

Cash flows from financing activities:
Net increase in deposits	162,116	428,698	3,175
Net proceeds from sale of common stock	401,752	—	—
Purchase of common stock for ESOP	(17,134)	—	—
Dividends paid to shareholders	(2,830)	—	—
Increase in advance payments by borrowers for taxes and insurance	2,759	1,277	1,340
Proceeds from borrowed funds	43,475	341,225	244,885
Repayment of borrowed funds	(56,914)	(265,906)	(7,874)
Purchase of treasury stock	(1,231)	(49,989)	(5,926)
Tax benefit from stock-based compensation	49	—	—

Net cash provided by (used in) financing activities	532,042	455,305	235,600

Net (decrease) increase in cash and cash equivalents	210,970	126,479	(54,636)
Cash and cash equivalents at beginning of year	135,369	8,890	63,526

Cash and cash equivalents at end of year	$346,339	$135,369	$8,890

Supplemental cash flow information:
Cash paid during the year for:
Interest	$42,633	$44,262	$36,296
Income taxes	12,685	9,812	9,583
Noncash transfers
Loans receivable transferred to real estate owned	3,468	—	—
RE Held for Investment transferred to Office, Property and Equipment	—	3,690	—
See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
(1)	Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements are comprised of the accounts of Oritani Financial Corp. (the Company), and its wholly owned subsidiaries, Oritani Bank (the Bank); Hampshire Financial, LLC, and Oritani, LLC, and the wholly owned subsidiaries of Oritani Bank, Oritani Finance Company, Ormon LLC (Ormon), and Oritani Investment Corp., as well as its wholly owned subsidiary, Oritani Asset Corporation (a real estate investment trust), collectively, the Company. All significant intercompany balances and transactions have been eliminated in consolidation.
Business
The Company provides a wide range of banking services to individual and corporate customers in the New Jersey counties of Bergen, Hudson and Passaic. The Company is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.
The following are the significant accounting policies which were followed in preparing and presenting these consolidated financial statements.
Basis of Financial Statement Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In June 2009, the Financial Accounting Standards Board (“FASB”) issued an update to Accounting Standard Codification 105-10, “Generally Accepted Accounting Principles”. This standard establishes the FASB Accounting Standard Codification (“Codification” or “ASC”) as the source of authoritative U.S. GAAP recognized by the FASB for nongovernmental entities. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is a reorganization of existing U.S. GAAP and does not change existing U.S. GAAP. The Company adopted this standard for our financial statements for periods ending after September 15, 2009. As a result, the Company’s disclosures in its consolidated financial statements and all future references to authoritative accounting literature will be referenced in accordance with FASB ASC 105-10. The adoption had no impact on the Company’s financial position, results of operations, and earnings per share. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at June 30, 2010 and 2009, and in the Consolidated Statements of Income for the years ended June 30, 2010, 2009 and 2008. Actual results could differ significantly from those estimates.
Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses, management generally obtains independent appraisals for significant properties.
A substantial portion of the Company’s loans are secured by real estate in the New Jersey market. In addition, a substantial portion of real estate joint ventures and real estate owned are located in that same market. Accordingly, as with most financial institutions in the market area, the ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of the carrying amount of real estate joint ventures and real estate owned are susceptible to changes in market conditions.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
Securities
Securities include debt, mortgage-backed and marketable equity securities. Management determines the appropriate classification of securities as either available for sale or held to maturity at the purchase date. Securities that may be sold in response to changing market and interest rate conditions or as part of an overall asset/liability strategy are classified as available for sale. Gains or losses on sales of securities available for sale are based upon the specific-identification method. Securities classified as available for sale are carried at fair value with unrealized gains and losses net of applicable taxes, included in accumulated other comprehensive income (loss), a component of equity. If management has the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity. Securities held to maturity are carried at cost, adjusted for unamortized purchase premiums and discounts. Premiums and discounts on securities are accreted or amortized using the level-yield method over the estimated lives of the securities, including the effect of prepayments. Any portion of unrealized loss on an individual equity security deemed to be other than temporary is recognized as a loss in operations in the period in which such determination is made. For debt investment securities deemed other than temporarily impaired, the investment is written down through current earnings by the impairment related to the estimated credit loss and the non-credit related impairment is recognized in other comprehensive income. In the ordinary course of business, securities are pledged as collateral in conjunction with the Company’s borrowings and lines of credit.
Loans
Mortgages on real estate and other loans are stated at the outstanding principal amount of the loans, net of deferred loan fees/costs and the allowance for loan losses. Loan origination and commitment fees, net of related costs, are deferred and amortized as an adjustment to the loan’s yield, utilizing the level yield method, over the actual lives of the related loans. Interest income on loans is accrued and credited to interest income as earned. Loans are generally placed on nonaccrual status when they become delinquent 90 days or more as to principal or interest, or when it appears that principal or interest is uncollectible. Interest accrued prior to a loan being placed on nonaccrual status is subsequently reversed. Interest income on nonaccrual loans is recognized only in the period it is ultimately collected. Loans are returned to an accrual status when factors indicating doubtful collectibility no longer exist. Loans are generally charged off after an analysis is completed which indicates collectibility of principal and interest is in doubt.
The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. Loans individually classified as impaired include multifamily, commercial mortgage and construction loans. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. Residential mortgage and consumer loans are deemed smaller balance homogeneous loans which are evaluated collectively for impairment and are therefore excluded from the population of impaired loans.
Consumer loans and any portion of residential real estate mortgage loans not adequately secured are generally charged off when deemed to be uncollectible unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include; a loan that is secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate. Charge-offs of commercial real estate mortgage loans are made on the basis of management’s ongoing evaluation of nonperforming loans. In the ordinary course of business, loans are pledged as collateral in conjunction with the Company’s borrowings and lines of credit.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
Allowance for Loan Losses
An allowance for loan losses is charged to operations based on management’s evaluation of the probable losses inherent in its portfolio. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions and other matters which warrant consideration. Subsequent recoveries, if any, are credited to the allowance.
Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Company’s market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
Troubled-Debt Restructuring
Troubled debt restructured loans are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period. The Company had no troubled-debt restructurings at June 30, 2010, 2009 and 2008.
Real Estate Owned
Real estate owned acquired through foreclosure is carried at fair value, less estimated selling costs at the time of acquisition. Fair value is derived from independent appraisals. When a property is acquired, the excess of the loan balance over fair value is charged to the allowance for loan losses. During the holding period, the property is periodically reviewed and the recorded value is adjusted through operations, if necessary, if the carrying value of the property exceeds the fair value, less estimated costs to sell.
Bank Owned Life Insurance
Bank-owned life insurance is accounted for using the cash surrender value method and is recorded at its realizable value. The change in the cash surrender value is included in other noninterest income.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
Federal Home Loan Bank of New York Stock
The Bank, as a member of the FHLB of New York, is required to hold shares of capital stock in the FHLB in an amount based on the Bank’s total investment in mortgage related assets and advances. The requirement pertaining to mortgage related assets is a range from 0.10% to 0.25% of mortgage related assets, and is currently equal to 0.20%. The requirement pertaining to advances is a range from 4.0% to 5.0% of total advances, and is currently equal to 4.5%. The stock is carried at cost. In performing our other-than-temporary impairment analysis of FHLB stock, we evaluated, among other things, (i) its earnings performance, including the significance of any decline in net assets of the FHLB as compared to the regulatory capital amount of the FHLB, (ii) the commitment by the FHLB to make required dividend payments, and (iii) the liquidity position of the FHLB. We do not consider this security to be other-than-temporarily impaired at June 30,2010.
Investments in Real Estate Joint Ventures, Net
The Company accounts for investments in joint ventures under the equity method. The balance reflects the cost basis of investments, plus the Company’s share of income earned on the joint venture operations, less cash distributions, including excess cash distributions, and the Company’s share of losses on joint venture operations. Cash received in excess of the Company’s recorded investment in a joint venture is recorded as unearned revenue in other liabilities.
Real Estate Held for Investment
Real estate held for investment includes the Company’s undivided interest in real estate properties accounted for under the equity method and properties held for investment purposes. Cash received in excess of the Company’s recorded investment for an undivided interest in real estate property is recorded as unearned revenue in other liabilities. The operations of the properties held for investment purposes are reflected in the financial results of the Company and included in the Other Income caption in the Income Statement. Properties held for investment purposes are carried at cost less accumulated depreciation.
Office Properties and Equipment
Office properties and equipment are carried at cost, less accumulated depreciation. Depreciation of office properties and equipment is computed on a straight-line basis over the estimated useful lives of the related assets. The Company uses the following estimated useful lives for its office properties and equipment categories: land improvements — 15 years; building and major building improvements — 40 years; minor building improvements — 10 years and furniture and fixtures — 3 to 7 years. Leasehold improvements are amortized over the lesser of the remaining life of the lease or the useful life of the improvement.
Employee Benefit Plans
The Bank has a defined benefit pension plan which covers all employees who satisfy the eligibility requirements. The Bank participates in a multi-employer plan. Costs of the pension plan are based on the contribution required to be made to the program. The Bank’s policy is to fund at least the minimum contribution required by the Employee Retirement Income Security Act of 1974, as amended. The Plan was frozen as of December 31, 2008.
The Bank has a 401(k) savings incentive plan covering substantially all employees of the Bank. The Bank may match a percentage of the first 6% of employee contributions. The contribution percentage is determined annually by the Board of Directors.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
The employee stock ownership plan (“ESOP”) is accounted for in accordance with the provisions of ASC 718, “Employers’ Accounting for Employee Stock Ownership Plans.” The funds borrowed by the ESOP from the Company to purchase the Company’s common stock will be repaid from the Bank’s contributions over a period of up to 25 years. The Company’s common stock not yet allocated to participants is recorded as a reduction of stockholders’ equity at cost. Compensation expense for the ESOP is based on the market price of the Company’s stock and is recognized as shares committed to be released to participants.
The Bank provides several nonqualified, defined benefit plans which provides benefits to executive officers and directors of the Company. These plans are unfunded and the costs of the plans are recognized over the period that services are provided.
The Company provides several post-retirement benefit plans to directors and certain retired employees and will provide such benefits to certain active officers that are accounted for in accordance with ASC 715, “Compensation-Retirement Benefits”. This guidance requires an employer to: (a) recognize in its statement of financial condition the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (b) measure a plan’s assets and its obligations that determine its funded status as of the date of its year-end balance sheet and (c) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. The Company accrues the cost of post-retirement benefit plans during the employee’s period of active service.
The Company’s equity incentive plan is accounted for in accordance with ASC 718, “Compensation-Stock Compensation”. This guidance requires companies to recognize in the statement of earnings the grant-date fair value of stock based awards issued to employees. Compensation cost related to stock based awards is recognized on a straight-line basis over the requisite service periods.
Income Taxes
The Company records income taxes in accordance with ASC 740, “Income Taxes,” using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. Income taxes are allocated to the individual entities within the consolidated group based on the effective tax rate of the entity.
Comprehensive Income
Comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items recorded directly to equity, such as unrealized gains and losses on securities available for sale, change in actuarial gains and losses on other post retirement benefits, and change in service cost on other postretirement benefits, net of taxes. Comprehensive income is presented in the consolidated statements of changes in equity.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
Earnings Per Share
Basic earnings per share, or EPS, is computed by dividing net income by the weighted average number of shares outstanding for the period. ASC 260, “Earnings Per Share”, provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We determined that our outstanding non-vested restricted stock awards are participating securities. Accordingly, earnings per common share is computed using the two-class method. The weighted average common shares outstanding includes the average number of shares of common stock outstanding and allocated or committed to be released Employee Stock Ownership Plan shares.
Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options and unvested shares of restricted stock were exercised and converted into common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. When applying the treasury stock method, we add: (1) the assumed proceeds from option exercises; (2) the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divide this sum by our average stock price to calculate shares repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted EPS.
Reclassifications
Certain items previously reported have been reclassified to conform with the current period’s reporting format.
(2)	Stock Transactions
Oritani Financial Corp. (“the Company”) is a Delaware corporation that was incorporated in March 2010 to be the successor to Oritani Financial Corp. (Oritani-federal), a federal corporation and the former stock holding company for Oritani Bank, upon completion of the second step transaction of Oritani Financial Corp., MHC, the former mutual holding company parent. The conversion was completed on June 24, 2010. The Company sold a total of 41,363,214 shares of common stock at $10.00 per share in the related offering. Concurrent with the completion of the offering, shares of Oritani-federal common stock owned by public stockholders were exchanged for 1.50 shares of the Company’s common stock. In lieu of fractional shares, shareholders were paid in cash. The Company also issued 481,546 shares of common stock for the accelerated vesting of restricted stock options and awards triggered by the conversion. As a result of the offering, the exchange, and the shares issued due to the accelerated vesting of stock options and awards, as of June 30, 2010, the Company had 56,202,485 shares of common stock outstanding. Net proceeds from the offering were $401.8 million. As a result of the conversion, all per share information has been revised to reflect the 1.50 -to- one conversion rate.
(3)	Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and in banks and federal funds sold and short term investments which are generally sold for one-day periods.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
(4)	Loans
A comparative summary of loans at June 30, 2010 and 2009 is as follows:

	2010	2009
	(In thousands)
First mortgage loans:
Conventional one to four family	244,126	265,962
Multifamily and commercial real estate	1,120,456	839,727

Total first mortgage loans	1,364,582	1,105,689

Second mortgage and equity loans	48,110	54,769
Construction and land loans	102,137	130,831
Other loans	21,753	10,993

	1,536,582	1,302,282

Less:
Deferred fees, net	4,800	2,979
Allowance for loan losses	25,902	20,680

	$1,505,880	1,278,623

At June 30, 2010 and 2009, the Company had fixed-rate mortgage commitments of $45.0 million and $42.8 million, respectively, and variable-rate mortgage commitments of $33.7 and $34.9 million, respectively, which are not included in the accompanying consolidated financial statements. The rate range of the fixed rate commitments at June 30, 2010 was 5.375% to 6.5%. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. There is no exposure to credit loss in the event the other party does not exercise its right to borrow under the commitment.
The Company grants residential real estate loans on 1-4 family dwellings principally throughout the state of New Jersey. Multifamily and commercial real estate loan originations extend into Eastern Pennsylvania, Southern New York, New York City and parts of Connecticut. Borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is therefore subject to risk of loss. The Company believes that its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for losses are provided for all known and inherent risks. Collateral and/or guarantees are generally required for all loans.
The aggregate amount of loans to our executive officers, directors and their related entities, was $41.1 million and $38.0 million at June 30, 2010 and 2009, respectively. For the twelve months ended June 30, 2010, new loans to and repayments from executive officers, directors and their related entities totaled $3.6 million and $591,000, respectively. These loans were performing according to their original terms at June 30, 2010.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
(5)	Allowance for Loan Losses
Activity in the allowance for loan losses is summarized as follows:

	2010	2009	2008
	(In thousands)

Balance at beginning of year	$20,680	13,532	8,882
Provisions charged to operations	10,000	9,880	4,650
Recoveries	3	—	—
Loans charged off	4,781	2,732	—

Balance at end of year	$25,902	20,680	13,532

Included in loans are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of nonaccrual loans at June 30, 2010, 2009 and 2008 were $38.1 million, $52.5 million and $14.2, respectively. If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $3.0 million and $3.7 million and $521,000 for the years ended June 30, 2010, 2009, and 2008 respectively.
The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. Loans individually classified as impaired include multifamily, commercial mortgage and construction loans. Impaired loans at June 30, 2010, 2009 and 2008 were $21.9 million, $50.2 million and $13.8 million, respectively. The allocation in the allowance for loan losses for impaired loans at June 30, 2010, 2009 and 2008 were $1.4 million on balances of $17.5 million, $3.3 million on balances of $26.2 million, and $1.4 million on balances of $13.8 million, respectively. The average balance of impaired loans was $40.6 million, $34.8 million and $3.5 million during the years ended June 30, 2010, 2009 and 2008, respectively. Interest income recognized on these loans for the years ended June 30, 2010, 2009 and 2008 was $3.1 million, $696,000 and $184,000, respectively.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
(6)	Securities and Mortgage-backed Securities Held to Maturity
The following is a comparative summary of securities and mortgage-backed securities held to maturity as of June 30, 2010 and 2009:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
2010:
Mortgage-backed securities:
FHLMC	$11,449	566	—	12,015
FNMA	21,593	755	—	22,348
GNMA	2,282	34	—	2,316
CMO	31,144	799	—	31,943

	$66,468	2,154	—	68,622

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
2009:
Mortgage-backed securities:
FHLMC	$18,783	287	7	19,063
FNMA	31,329	616	2	31,943
GNMA	5,161	16	20	5,157
CMO	63,544	913	239	64,218

	$118,817	1,832	268	120,381

Proceeds from the sale of mortgage-backed securities held to maturity for the twelve months ended June 30, 2010 were $9.4 million, resulting in gross gains and gross losses of $41,000 and $148,000, respectively. These mortgage-backed securities had an amortized cost of $9.5 million. The held to maturity securities sold were mortgage backed securities with 15% or less of their original purchased balances remaining. The Company did not sell any mortgage-backed securities held to maturity during the years ended June 30, 2009 and 2008. Mortgage-backed securities with fair values of $67.8 million and $120.4 million June 30, 2010 and 2009, respectively, were pledged to FHLB of New York (FHLBNY) as collateral for advances (see note 12). The Company did not record other than temporary impairment charges on mortgage-backed securities held to maturity during the years ended June 30, 2010, 2009 and 2008.
The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
There were no gross unrealized losses on mortgage-backed securities held to maturity at June 30, 2010. Gross unrealized losses on securities and mortgage-backed securities held to maturity and the estimated market value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2009 are as follows:

	2009
	Less than 12 months		Greater than 12 months		Total
	(In thousands)
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	fair value	losses	fair value	losses	fair value	losses
Mortgage-backed securities:
FHLMC	$805	2	1,012	5	1,817	7
FNMA	845	2	—	—	845	2
GNMA	—	—	2,009	20	2,009	20
CMO	8,214	43	2,284	196	10,498	239

	$9,864	47	5,305	221	15,169	268

The unrealized losses on investments in mortgage-backed securities were caused by interest rate changes. The contractual cash flows of these securities are guaranteed by Fannie Mae, Ginnie Mae and Freddie Mac. The majority of the contractual cash flows of the CMO’s are guaranteed by these agencies as well. Because the decline in fair value was attributable to changes in interest rates and not credit quality, and because the Company had no intent to sell and believed it is not more likely than not that it would be required to sell these investments until a market price recovery or maturity, these investments were not considered other than temporarily impaired as of June 30, 2009. The Company had one AAA rated private label CMO investment with an amortized cost of $946,000 and a fair value of $809,000. This security was sold during the twelve months ended June 30, 2010 resulting in a loss of $137,000.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
(7)	Securities and Mortgage-Backed Securities Available for Sale
The following is a comparative summary of securities and mortgage-backed securities available for sale as of June 30, 2010 and 2009:

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale
U.S. Government and federal agency obligations
Due in one year to five years	$335,970	2,398	—	338,368
Due in five to ten years	11,500	91	—	11,591
Corporate bonds
Due in one year to five years	2,000	72	—	2,072
Mutual funds	4,671	266	—	4,937
Equity securities	1,763	74	82	1,755

	$355,904	2,901	82	358,723

Mortgage-backed securities:
FHLMC	$17,988	1,073		19,061
FNMA	22,869	1,192	41	24,020
CMO	34,399	997	—	35,396

	$75,256	3,262	41	78,477

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale
U.S. Government and federal agency obligations
Due in one year to five years	$109,754	525	205	110,074
Due in five to ten years	25,000	7	244	24,763
Corporate bonds
Due in one year to five years	2,000	156	—	2,156
Mutual funds	5,636	40	—	5,676
Equity securities	1,965	15	230	1,750

	$144,355	743	679	144,419

Mortgage-backed securities:
FHLMC	$26,979	945	49	27,875
FNMA	27,023	889	1	27,911
GNMA	2,537	21	1	2,557
CMO	68,571	1,689	—	70,260

	$125,110	3,544	51	128,603

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
Expected maturities of securities available for sale other than mutual funds, equity securities and mortgage-backed securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. Proceeds from the sale of mortgage-backed securities available for sale for the year ended June 30, 2010 were $6.1 million, resulting in gross gains and gross losses of $112,000 and $5,000, respectively. The mortgage-backed securities had an amortized cost of $6.0 million. The Company did not sell any mortgage-backed securities available for sale during the years ended June 30, 2009 and 2008. Securities and mortgage-backed securities available for sale with fair values of $260.2 million and $127.5 million at June 30, 2010 and 2009, respectively, were pledged to FHLB of New York (FHLBNY) as collateral for advances (see note 12).
The Mutual Fund caption relates to holdings of shares in an Asset Management Fund with underlying investments primarily in adjustable rate mortgages. During the years ended June 30, 2009 and 2008, the mutual fund was deemed other-than-temporarily impaired resulting in noncash impairment charges to earnings of $1.7 million and $646,000, respectively. There were no impairment charges on the mutual fund for the twelve months ended June 30, 2010. Proceeds from the sale of the mutual fund were $1.0 million resulting in a gain of $35,000, for the year ended June 30, 2010 and $500,000 resulting in a loss of $61,000 for the year ended June 30, 2009. The Company did not sell any mutual fund during the year ended June 30, 2008.
The Equity securities caption relates to holdings of shares in financial institutions common stock. During the years ended June 30, 2010, 2009 and 2008, several of these holdings were deemed other-than-temporarily impaired resulting in noncash impairment charges to earnings of $202,000, $399,000 and $352,000, respectively.
Gross unrealized losses on securities and mortgage-backed securities available for sale and the estimated market value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2010 and 2009 are as follows:

	2010
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	fair value	losses	fair value	losses	fair value	losses
	(In thousands)
Securities available for sale:
Equity securities	$998	82	—	—	998	82

	$998	82	—	—	998	82

Mortgage-backed securities:
FHLMC	$—	—	—	—	—	—
FNMA	24,020	41	—	—	24,020	41
GNMA	—	—	—	—	—	—
CMO	—	—	—	—	—	—

	$24,020	41	—	—	24,020	41

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements

	2009
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	fair value	losses	fair value	losses	fair value	losses
	(In thousands)
Securities available for sale:
U.S. Government and federal agency obligations	$79,202	449	—	—	79,202	449
Equity securities	654	230	—	—	654	230

	$79,856	679	—	—	79,856	679

Mortgage-backed securities:
FHLMC	$4,501	49	—	—	4,501	49
FNMA	1,801	1	—	—	1,801	1
GNMA	501	1	—	—	501	1
CMO	—	—	—	—	—	—

	$6,803	51	—	—	6,803	51

At June 30, 2010, management has evaluated the securities in the above table and has concluded that none of the securities with losses has impairments that are other-than-temporary. The unrealized losses on investments in mortgage-backed securities were caused by interest rate changes. It is expected that the securities would not be settled at a price less than the amortized cost of the investment. Because the decline in fair value is attributable to changes in interest rates and not credit quality, and because the Company has no intent to sell and believes it is not more than likely than not that it will be required to sell these investments until a market price recovery or maturity, these investments are not considered other than temporarily impaired.
At June 30, 2010, management evaluated its portfolio of equity securities and, based on its evaluation of the financial condition and near-term prospects of the issuer, management believes that it could recover its investment in the security.
(8)	Accrued Interest Receivable
A summary of accrued interest receivable at June 30, 2010 and 2009 is as follows:

	2010	2009
	(In thousands)
Mortgage loans	$6,834	$5,796
Mortgage-backed securities	515	934
Securities	2,076	1,237

	$9,425	$7,967

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
(9)	Office Properties and Equipment
At June 30, 2010 and 2009, office properties and equipment, less accumulated depreciation and amortization, consist of the following:

	2010	2009
	(In thousands)
Cost:
Land	$4,171	4,171
Buildings	10,074	8,708
Land and building improvements	3,510	3,147
Leasehold improvements	959	718
Furniture and equipment	5,632	5,222
Construction in progress	68	612

	24,414	22,578
Less accumulated depreciation and amortization	9,582	8,801

	$14,832	13,777

Depreciation and amortization expense for the years ended June 30, 2010, 2009 and 2008 amounted to $815,000, $701,000 and $540,000, respectively.
At June 30, 2010, the Company and the Bank conducted business from its corporate headquarters in Washington Township, New Jersey, and 21 full service branch offices located in Bergen, Hudson and Passaic counties, New Jersey. The aggregate net book value of premises and equipment was $14.8 million at June 30, 2010.
(10)	Deposits
Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. The Bank does not have any brokered deposits. Deposit accounts at the Bank are insured by the FDIC up to a maximum of $250,000. In addition, the Bank is a participant in the FDIC’s Temporary Liquidity Guarantee Program (“TLG”) which fully insures certain noninterest-bearing transaction accounts regardless of the dollar amount until December 31, 2010. Deposit balances at June 30, 2010 and 2009 are summarized as follows:

	2010		2009
		Weighted		Weighted
		average		average
	Amount	cost	Amount	cost
	(Dollars in thousands)

Checking accounts	$131,029	0.71%	$88,759	0.90%
Money market deposit accounts	297,540	1.07	199,965	2.07
Savings accounts	146,675	0.68	147,669	1.04
Time deposits	714,502	1.76	691,237	2.84

	$1,289,746	1.37%	$1,127,630	2.32%

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
Interest expense on deposits for the years ended June 30, 2010, 2009 and 2008 is summarized as follows:

	2010	2009	2008
	(In thousands)

Checking accounts	$825	628	812
Money market deposit accounts	3,784	2,626	1,730
Savings accounts	1,279	1,979	2,427
Time deposits	15,735	19,029	18,896

	$21,623	24,262	23,865

Time deposits at June 30, 2010 mature as follows (in thousands):

Year ending June 30:
2011	529,372
2012	152,034
2013	27,356
2014	2,997
2015	2,743

$714,502

Included in time deposits at June 30, 2010 and 2009 is $271.5 million and $234.9 million, respectively, of deposits of $100,000 and over.
(11)	Income Taxes
Income tax expense for the years ended June 30, 2010, 2009 and 2008 consists of the following:

	2010	2009	2008
	(In thousands)
Current:
Federal	$8,976	7,749	7,210
State	1,657	758	490

Total current	10,633	8,507	7,700

Deferred:
Federal	(2,876)	(4,749)	(2,724)
State	(461)	262	1,242

Total deferred	(3,337)	(4,487)	(1,482)

Total income tax expense	$7,296	4,020	6,218

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
A reconciliation between the provision for income taxes and the expected amount (computed by multiplying income before provision for income taxes times the applicable statutory federal income tax rate) for the years ended June 30, 2010, 2009 and 2008 is as follows:

	2010	2009	2008
	(In thousands)
Income before provision for income taxes	$15,660	9,572	15,178

Applicable statutory federal income tax rate	35%	35%	35%

Computed “expected” federal income tax expense	5,481	3,350	5,312
Increase in federal income tax expense resulting from:
State income taxes, net of federal benefit	777	663	1,128
Bank owned life insurance	(400)	(395)	(371)
ESOP fair market value adjustment	93	144	118
Non-deductible compensation	1,225	209	26
Other items, net	120	49	5

Total income tax expense	$7,296	4,020	6,218

The effective tax rates for the years ended June 30, 2010, 2009 and 2008 were 46.59%, 42.00% and 40.97%, respectively. The increase in the effective tax rate for the year ended June 30, 2010 was primarily due to limitations on the deductibility of compensation expense.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2010 and 2009 are as follows:

	2010	2009
	(In thousands)
Deferred tax assets:
Allowance for loan and real estate owned losses	$10,281	8,448
Reserve for uncollected interest	367	1,456
Premises and equipment — differences in depreciation	242	265
Pension	6,348	4,754
Accrued/deferred compensation	2,714	2,088
ESOP shares allocated or committed to be released	1,190	812
Stock compensation	2,128	601
Other than temporary loss on securities	1,196	1,317
Charitable contribution carry forward	2,287	3,286
Other	361	396

Total gross deferred tax assets	27,114	23,423

Less valuation reserve	672	655

Total deferred tax asset	26,442	22,768

Deferred tax liabilities:
Unrealized gain on securities available for sale	2,468	1,465
Deferred loan fees	225	280
Other	595	333

Total deferred tax liabilities	3,288	2,078

Net deferred tax asset	$23,154	20,690

Sources of deferred taxes for the years ended June 30, 2010 and 2009 were due primarily to the difference in recognizing income and expenses for book purposes and tax purposes for various deferred loan fees, uncollected interest on loans, accrued benefit costs, book and tax depreciation, nonallowable reserves and charitable contribution carryforwards.
At June 30, 2008, the Company had state net operating loss carryforwards of approximately $17.5 million having expiration dates ranging from December 2010 through 2013. During the fiscal year ended June 30, 2009, the deferred tax asset was realized.
At June 30, 2010 and 2009 the valuation allowance was $672,000 and $655,000, respectively. The valuation allowance relates to the stock contribution to the charitable foundation and impairment charges on equity securities for which tax benefits are not more likely than not to be realized.
At June 30, 2010, retained earnings includes approximately $15.1 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Under ASC 740, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At June 30, 2010, the Company had an unrecognized tax liability of $6.3 million with respect to this reserve.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
Effective July 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” and its successor, ASC 740, “Income Taxes”, or FIN 48, which clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance SFAS No. 109. As a result of the adoption of FIN 48, the Company recognized a $900,000 decrease in the liability for unrecognized tax benefits, which was accounted for as an addition to retained earnings. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.
The Company files income tax returns in the United States federal jurisdiction and in New Jersey and Pennsylvania state jurisdictions and will begin filing returns in New York for 2010. The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2005. Currently, the Company is not under examination by any taxing authority.
(12)	Borrowings
Borrowed funds are summarized as follows:

	June 30,
	2010		2009
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)
FHLB of NY	$495,552	4.00%	$508,619	3.96%
Other	—	—%	372	0.25%

	$495,552	4.00%	$508,991	3.96%

Borrowings represent advances and repurchase agreements and mature as follows (in thousands):

Year ending June 30:
2011	2,367
2012	52,500
2013	40,000
2014	70,685
2015	75,000
2016	30,000
2017	70,000
2018	120,000
2019	35,000

$495,552

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
The majority of the borrowings listed above have various put options held by the issuer, FHLB. These put options can be exercised by the FHLB after either a certain passage of time or certain levels of the 3 month Libor interest rate. At June 30, 2010, the Company had a commitment for an overnight line of credit with the FHLB totaling $200.0 million, of which there were no balances. The line of credit is priced at federal funds rate plus a spread (generally between 20 and 40 basis points) and re-prices daily.
At June 30, 2010, borrowings are secured by mortgage-backed securities and investment securities with a book value of $321.1 million and performing mortgage loans with an outstanding balance of $1.07 billion. The fair value of mortgage-backed securities and investment securities pledged as collateral for borrowings were $328.0 million and $308.5 million at June 30, 2010 and 2009, respectively.
(13)	Employee Benefit Plans
The Company is a participant in the Financial Institutions Retirement Fund, a multi-employer defined benefit plan. All employees who attain age 21 and complete one year of service are eligible to participate in this plan. Retirement benefits are based upon a formula utilizing years of service and average compensation, as defined. Participants are vested 100% upon the completion of five years of service. Pension administrative expenses of $72,000, $31,000 and $21,000 were incurred for the years ended June 30, 2010, 2009 and 2008, respectively. Company contributions for the year ended June 30, 2010 were $6,000, there were no net contributions made for the years ended June 30, 2009 and 2008. The Plan was frozen as of December 31, 2008.
The Financial Institutions Retirement Fund does not segregate its assets, liabilities or costs by participating employer. Therefore, disclosure of the accumulated benefit obligations, plan assets and the components of annual pension expense attributable to the Company cannot be ascertained.
The Company has a savings incentive plan covering substantially all employees of the Company. Contributions are currently made by the Company in an amount equal to 50% of the first 6% of employee contributions. The contribution percentage is determined annually by the Board of Directors. Company contributions for the years ended June 30, 2010, 2009 and 2008 were $121,000, $133,000 and $120,000, respectively.
The Company has a nonqualified savings incentive plan covering employees whose salary deferrals to the savings incentive plan are limited. Contributions to the nonqualified savings incentive plan are currently made by the Company in an amount equal to 50% of the first 6% of employee contributions to this plan with interest calculated at the greater of 9.00% or the Wall Street prime rate of interest. For the years ended June 30, 2010, 2009 and 2008, interest was calculated at 9.00%. The contribution percentage is determined annually by the Board of Directors. The deferrals and contributions are payable, with interest, at a future date. Until these payments are made, the obligations to the employees are a general liability of the Company. Company contributions for the years ended June 30, 2010, 2009 and 2008 were $98,000, $62,000 and $42,000, respectively. The total obligation under the nonqualified savings incentive plan that existed as of June 30, 2010 and 2009 was $2.5 million and $1.9 million, respectively.
The Company has a nonqualified Benefit Equalization Plan (BEP Plan) which provides benefits to employees who are disallowed certain benefits under the Company’s qualified benefit plans. The Company recorded expenses associated with the BEP Plan of $89,000, $201,000 and $180,000 for the years ended June 30, 2010, 2009 and 2008 respectively. The Plan was frozen as of December 31, 2008 resulting in a curtailment of benefits of $454,000.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
The Company has a nonqualified Directors’ Retirement Plan (the Retirement Plan). The Retirement Plan provides eligible directors an annual retirement benefit based on the monthly meeting fee at the time of the director’s retirement. The Company recorded expenses of $548,000, $445,000 and $420,000 for the years ended June 30, 2010, 2009 and 2008, respectively, related to the Retirement Plan.
During 1999, the Company adopted a Post Retirement Medical Plan (the Medical Plan) for directors and certain eligible employees. The Medical Plan provides a medical retirement benefit at a cost to the Company limited to two times the premium at the time of the participant’s retirement. Participants are required to contribute to the plan for excess premiums above the limitation. The Company recorded expenses of $288,000, $247,000 and $300,000 for the years ended June 30, 2010, 2009 and 2008, respectively, related to the Medical Plan.
During 2000, the Company adopted a Deferred Director’s Fee Plan (the Deferred Fee Plan) for outside directors of the Company. Under the Deferred Fee Plan, directors may elect to defer the receipt of their monthly and board committee fees. The fees are payable, with interest, at a predetermined future date. Interest is calculated at the greater of 9.00% or the Wall Street prime rate of interest. For the years ended June 30, 2010 and 2009, interest was calculated at 9.00%. Until these payments are made, the obligations to the directors are a general liability of the Company. The total obligation under the Deferred Fee Plan that existed as of June 30, 2010 and 2009 was $3.4 million and $2.8 million, respectively.
During 2005, the Company adopted an Executive Supplemental Retirement Income Agreement (the SERP) for the President/CEO of the Company. The SERP provides a retirement benefit to the executive with a minimum payment period of 20 years. The SERP benefit is equal to 70% of the executive’s average annual pre-retirement income, reduced by the benefits due to the executive through certain other benefit plans. The Company recorded expenses of $1.2 million, $806,000 and $689,000 for the years ended June 30, 2010, 2009 and 2008, respectively, related to the SERP. The SERP is unfunded, and an accrued liability of $4.1 million and $2.8 million was recorded for this plan as of June 30, 2010 and 2009, respectively.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
The following table sets forth information regarding the BEP Plan and the Retirement Plan, and the Medical Plan at June 30, 2010 and 2009 (in thousands). As detailed above, similar disclosures for the multi-employer defined benefit plan cannot be ascertained.

	BEP Plan and Retirement Plan		Medical Plan
	2010	2009	2010	2009
Change in benefit obligation:
Projected benefit obligation at beginning of the year	$4,769	$3,748	$3,432	$2,600
Service cost	208	231	73	64
Interest cost	296	284	191	199
Actuarial (gain) loss	4	850	(351)	371
Curtailment — BEP plan	—	(454)	—	—
Benefits paid	(52)	(52)	(55)	(58)
Discount rate change	436	162	418	256

Projected benefit obligation at end of the year	$5,661	$4,769	$3,708	$3,432

Reconciliation of plan assets
Fair value of plan assets at beginning of the year	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—
Employer contributions	52	52	55	58
Benefits paid	(52)	(52)	(55)	(58)

Fair value of plan assets at end of the year	$—	$—	$—	$—

Funded status at end of year	$(5,661)	$(4,769)	$(3,708)	$(3,432)

The unfunded BEP and retirement benefits of $5.7 million and $4.8 million and medical benefits of $3.7 million and $3.4 million at June 30, 2010 and 2009 respectively, are included in other liabilities in our consolidated balance sheet. The components of accumulated other comprehensive income related to pension and other postretirement benefits, on a pre-tax basis, at June 30, 2010 and 2009 are summarized in the following table (in thousands).

	BEP Plan and Retirement Plan		Medical Plan
	2010	2009	2010	2009

Prior service cost	$298	358	$—	—
Net actuarial loss	1,283	916	1,026	1,008

Total amounts recognized in accumulated other comprehensive loss	$1,581	$1,274	$1,026	$1,008

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
Net periodic benefit costs for the years ended June 30, 2010, 2009 and 2008, as well as costs that are expected to be amortized into expense in fiscal 2011, are presented in the following table (in thousands):

	BEP Plan and Retirement Plan			Medical Plan
	2010	2009	2008	2010	2009	2008
Service cost	$208	$231	$256	$73	$64	$58
Interest cost	296	284	221	191	199	163
Amortization of unrecognized:
Prior service cost	60	60	60	—	—	4
Net loss	73	70	44	49	67	51

Total	$637	$645	$581	$313	$330	$276

Amounts expected to be amortized into net periodic benefit costin fiscal 2011:
Prior service cost	$60			$—
Net loss	133			108

	$193			$108

The weighted average actuarial assumptions used in the plan determinations at June 30, 2010, 2009 and 2008 were as follows:

	BEP Plan			Retirement Plan			Medical Plan
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Discount Rate	5.00%	6.25%	6.75%	5.25%	6.25%	6.75%	5.50%	6.25%	6.75%
Rate of compensation increase	—	—	—	5.50%	5.50%	5.50%	—	—	—
Medical benefits cost rate of increase	—	—	—	—	—	—	9.00%	9.00%	7.00%
Estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

	BEP Plan and	Medical
	Retirement Plan	Plan
2011	$69	$78
2012	182	104
2013	182	134
2014	222	141
2015	222	152
2016-2025	1,609	1,047
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have the following effects on post-retirement benefits (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$54	$(42)
Effect on post retirement benefits obligation	$721	$(563)

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
The Company invests in bank owned life insurance (“BOLI”) to help offset the cost of employee benefits. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees with the Company as owner and beneficiary of the policies. BOLI is recorded at its cash surrender value and is classified as a non-interest earning asset. Increases in the carrying value, other than purchases, are recorded as non-interest income. At June 30, 2010 and 2009, the Company had $30.5 million and $29.4 million, respectively, in BOLI. Income earned on BOLI was $1.1 million for each of the years ended June 30, 2010, 2009 and 2008, respectively and is exempt from federal and state income taxes as long as the policies are held until the death of the insured individuals.
The Company adopted ASC 715-60, “Compensation: Defined Benefit Plans-Other Postretirement”, effective July 1, 2008. ASC 715-60 requires that, for split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits. ASC 715-60 required that recognition of the effects of adoption should be either by (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. Upon adoption, the Company recorded a charge to retained earnings of $76,000.
(14)	Stock Based Compensation
Employee Stock Ownership Plan
During 2006, the Company adopted an Employee Stock Ownership Plan (the ESOP). The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 2,384,466 shares of the Company’s common stock in the Company’s initial public offering at a price of $6.67 per share. The ESOP purchased additional shares, in the open market, of 1,654,529 in the Company’s second step transaction at a price of $10.36 during June 2010. These purchases were funded with a loan from the Company to the ESOP. The outstanding loan balance at June 30, 2010 and 2009 was $31.8 million and $15.1 million, respectively. The shares of Company’s common stock purchased are pledged as collateral for the loan. Shares will be released from the pledge for allocation to participants as loan payments are made. At June 30, 2010, shares allocated to participants were 357,669 since the plan inception and shares committed to be released were 147,253. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that were unallocated or not yet committed to be released totaled 3,534,073 at June 30, 2010 and had a fair value of $35.3 million. ESOP compensation expense for the years ended June 30, 2010 and 2009 was $1.3 million and $1.2 million, respectively, representing the fair market value of shares allocated or committed to be released during the year.
The Company also has established an ESOP restoration plan, which is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental benefits consist of payments representing shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans. Compensation expense related to this plan amounts to $1.1 million and $111,000, for the years ended June 30, 2010 and 2009, respectively. The total obligation under the restoration plan that existed as of June 30, 2010 and 2009 was $1.4 million and $423,000, respectively. The obligations to the executives are a general liability of the Company.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
Equity Incentive Plan
At the Special Meeting of Stockholders of the Company (the “Meeting”) held on April 22, 2008, the stockholders of the Company approved the Oritani Financial Corp. 2007 Equity Incentive Plan. On May 7, 2008, certain officers and employees of the Company were granted in aggregate 1,967,186 stock options and 882,257 shares of restricted stock, and non-employee directors received in aggregate 715,338 stock options and 309,978 shares of restricted stock. Additional stock options of 105,000 and 30,000 were issued on November 11, 2008 and May 24, 2010, respectively. All stock awards and options granted under the 2007 Plan, except for the 30,000 options granted on May 24, 2010, vested upon completion of the second step transaction. The Company adopted ASC 718, “Compensation: Stock Compensation” upon approval of the Plan, and began to expense the fair value of all share-based compensation granted over the requisite service periods.
ASC 718 — requires the Company to report as a financing cash flow the benefits of realized tax deductions in excess of the deferred tax benefits previously recognized for compensation expense. Excess tax benefits recognized in 2010 totaled $50,000. There were no such excess tax benefits in fiscal 2009 and 2008. The Company classified share-based compensation for employees and outside directors within “compensation and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid.
Stock options vest over a five-year service period and expire ten years from issuance. Options vest immediately upon a change in control and expire 90 days after termination of service, excluding disability or retirement. The Company recognizes compensation expense for all option grants over the awards’ respective requisite service periods. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Since there is limited historical information on the volatility of the Company’s stock, management considered the average volatilities of similar entities for an appropriate period in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method. The Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option.
The fair value of the options was estimated on the date of the grant using Black-Scholes options-pricing model with the following assumptions:

	2010	2008
Expected dividend yield	3.93%	3.55%
Expected volatility	37.79%	28.22%
Risk-free interest rate	2.53%	3.37%
Expected option life	6.5	6.5
The Company recorded $4.9 million, $1.3 million and $205,000 of share based compensation expense related to the options granted for the years ended June 30, 2010, 2009 and 2008, respectively. Expected future expense related to the non-vested options outstanding at June 30, 2010 is $75,000 over a weighted average period of 5 years.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
The following is a summary of the Company’s stock option activity and related information for its options plan for the year ended June 30, 2010:

				Weighted
		Weighted	Weighted	Average
	Number of	Average	Average	Remaining
	Stock	Grant Date	Exercise	Contractual
	Options	Fair Value	Price	Life
Outstanding at June 30, 2009	2,772,524	$2.29	$10.43	9.0
Granted	30,000	2.56	9.67	10.0
Exercised	—	—	—	—
Forfeited	9,936	2.29	10.43	9.0

Outstanding at June 30, 2010	2,792,588	$2.30	$10.43	7.9

Exercisable at June 30, 2010	2,762,588

Restricted shares vested over a five-year service period on the anniversary date of the grant or upon a change in control. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period.
The Company recorded $9.5 million, $2.6 million and $405,000 of share-based compensation expense related to restricted shares for the years ended June 30, 2010, 2009 and 2008, respectively.
The following is a summary of the status of the Company’s restricted shares as of June 30, 2010 and changes therein during the year then ended:

Weighted
	Number of	Average	Weighted
	Shares	Grant Date	Average
	Awarded	Fair Value	Vesting
Non-vested at June 30, 2009	953,789	$10.43	3.9
Granted	—	—
Vested	953,789	10.43	3.9
Forfeited	—	—

Non-vested at June 30, 2010	—	$—	—

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
(15)	Commitments and Contingencies
In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. Certain facilities are occupied under long-term operating leases which expire on various dates. Certain leases also provide for renewal options. Total rent expense was $435,000, $388,000 and $302,000 for the years ended June 30, 2010, 2009 and 2008, respectively. Aggregate minimum lease payments for the remainder of the leases are as follows (in thousands):

Year ending June 30:
2011	$417
2012	320
2013	278
2014	190
2015	155
Thereafter	293

$1,653

The Company had outstanding commitments to purchase when issued securities of $10.0 million and $20.0 million at June 30, 2010 and 2009, respectively.
In the normal course of business, the Company may be a party to various outstanding legal proceedings and claims. In the opinion of management, the financial position of the Company will not be materially affected by the outcome of such legal proceedings and claims.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
(16)	Regulatory Capital Requirements
Deposits at the Bank are insured up to standard limits of coverage provided by the Deposit Insurance Fund (DIF) of the FDIC. The Bank is a New Jersey state chartered savings bank and is subject to comprehensive regulation, supervision and periodic examinations by the FDIC and by the New Jersey State Department of Banking. The Company is regulated by the Office of Thrift Supervision (“OTS”).
FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at June 30, 2010, the Bank and the Company are required to maintain (a) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (b) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.
Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution’s financial statements. The regulations establish a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage (Tier 1) capital ratio of at least 5%; a Tier 1 risk-based capital ratio of at least 6%; and a total risk-based capital ratio of at least 10%.
The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FDIC about capital components, risk weightings and other factors.
Management believes that, as of June 30, 2010, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
The following is a summary of the Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2010 and 2009, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

			FDIC — for		FDIC — to be well capitalized
			capital adequacy		under prompt
	Actual		purposes		corrective action
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Company:
As of June 30, 2010:
Total capital (to risk-weighted assets)	$662,334	39.64%	$133,678	8.00%	167,097	10.00%
Tier 1 capital (to risk-weighted assets)	641,385	38.38	66,839	4.00	100,258	6.00
Tier 1 capital (to average assets)	641,385	31.58	81,244	4.00	101,555	5.00

As of June 30, 2009:
Total capital (to risk-weighted assets)	$255,997	19.15%	$106,945	8.00%	$133,681	10.00%
Tier 1 capital (to risk-weighted assets)	239,238	17.90	53,472	4.00	80,208	6.00
Tier 1 capital (to average assets)	239,238	14.31	66,862	4.00	83,578	5.00

			FDIC — for		FDIC — to be well capitalized
			capital adequacy		under prompt
	Actual		purposes		corrective action
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Bank:
As of June 30, 2010:
Total capital (to risk-weighted assets)	$408,206	24.79%	$131,720	8.00%	164,650	10.00%
Tier 1 capital (to risk-weighted assets)	387,439	23.53	65,860	4.00	98,790	6.00
Tier 1 capital (to average assets)	387,439	18.32	84,604	4.00	105,756	5.00

As of June 30, 2009:
Total capital (to risk-weighted assets)	$209,882	15.83%	$106,101	8.00%	132,626	10.00%
Tier 1 capital (to risk-weighted assets)	193,248	14.57	53,050	4.00	79,575	6.00
Tier 1 capital (to average assets)	193,248	10.59	72,963	4.00	91,204	5.00

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
(17)	Fair Value Measurements
The Company adopted ASC 820, “Fair Value Measurements and Disclosures”, on July 1, 2008. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:
Basis of Fair Value Measurement:
Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2: Quoted prices in markets that are not active, or inputs that are observable either directly or indirectly, for substantially the full term of the asset or liability;
Level 3: Price or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (i.e. supported with little or no market activity).
A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
The Company’s cash instruments are generally classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.
The types of instruments whose values are based on quoted market prices in active markets include most U.S. government and agency securities, mortgage-backed securities, many other sovereign government obligations, and active listed securities. Such instruments are generally classified within Level 1 or Level 2 of the fair value hierarchy. As required by ASC 820, the Company does not adjust the quoted price for such instruments.
Also, the Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets.
Impaired Loans: The Company had impaired loans with outstanding principal balances of $21.9 million and $50.2 million at June 30, 2010 and 2009, respectively, that were recorded at their estimated fair value (less cost to sell) of $20.4 million and $46.8 million at June 30, 2010 and 2009, respectively. Specific allowance for loan losses for impaired loans totaled $1.4 million and $3.3 million at June 30, 2010 and 2009, respectively. The Company recorded impairment charges of $2.1 million, $4.4 million and $1.4 million for the years ended June 30, 2010, 2009 and 2008, respectively, utilizing Level 3 inputs. Impaired loans are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date.
Real Estate Owned: The Company has assets acquired through foreclosure of $3.0 million at June 30, 2010 valued utilizing level 3 inputs. Write-downs of real estate owned for the year ended June 30, 2010, totaled $437,000. There were no real estate owned at June 30, 2009 and 2008. Real estate owned is recorded at estimated fair value less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
The following table sets forth the Company’s financial assets that were accounted for at fair values as of June 30, 2010 and 2009, by level within the fair value hierarchy. As required by ASC 820, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurements:

	Fair Value Measurements at Reporting Date using:
		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Unobservable
	Fair Value as of	Assets	Observable Inputs	Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Assets:
Securities available for sale
U.S. Government and federal agency obligations	$349,959	67,050	282,909	—
Corporate bonds	2,072	—	2,072	—
Mutual Funds	4,937	4,937	—	—
Equity Securities	1,755	1,755	—	—

Total securities available for sale	358,723	73,742	284,981	—

Mortgage-backed securities available for sale
FHLMC	19,061	—	19,061	—
FNMA	24,020	—	24,020	—
CMO	35,396	—	35,396	—

Total mortgage-backed securities available for sale	78,477	—	78,477	—

Total	$437,200	73,742	363,458	—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Commercial real estate	$5,454	—	—	5,454
Construction and land loans	14,973	—	—	14,973

Total impaired loans	20,427	—	—	20,427
Real estate owned	3,031	—	—	3,031

Total	$23,458	—	—	23,458

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements

	Fair Value Measurements at Reporting Date using:
		Quoted Prices in
		Active Markets for	Significant Other	Unobservable
	Fair Value as of	Identical Assets	Observable Inputs	Inputs
	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Assets:
Securities available for sale
U.S. Government and federal agency obligations	$134,837	19,676	115,161	—
Corporate bonds	2,156	—	2,156	—
Mutual Funds	5,676	5,676	—	—
Equity Securities	1,750	1,750	—	—

Total securities available for sale	144,419	27,102	117,317	—

Mortgage-backed securities available for sale
FHLMC	27,875	—	27,875	—
FNMA	27,911	1,141	26,770	—
GNMA	2,557	—	2,557	—
CMO	70,260	—	70,260	—

Total mortgage-backed securities available for sale	128,603	1,141	127,462	—

Total	$273,022	28,243	244,779	—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Multifamily	$6,234	—	—	6,234
Commercial real estate	24,174	—	—	24,174
Construction and land loans	16,425	—	—	16,425

Total impaired loans	$46,833	—	—	46,833

(18)	Fair Value of Financial Instruments
ASC 825, “Financial Instruments”, requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments.
Cash and Cash Equivalents
For cash on hand and due from banks and federal funds sold and short-term investments, the carrying amount approximates fair value.
Securities
The fair value of securities is estimated based on bid quotations received from securities dealers, if available. If a quoted market price is not available, fair value is estimated using quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.
FHLB of New York Stock
The fair value for FHLB stock is its carrying value, since this is the amount for which it could be redeemed. There is no active market for this stock and the Bank is required to maintain a minimum balance based upon the unpaid principal of home mortgage loans.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential mortgage, construction, land and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories.
Fair value of performing loans is estimated by discounting cash flows using estimated market discount rates at which similar loans would be made to borrowers and reflect similar credit ratings and interest rate risk for the same remaining maturities. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820, “Fair Value Measurements and Disclosures.”
Fair value for significant nonperforming loans is based on recent external appraisals of collateral securing such loans, adjusted for the timing of anticipated cash flows.
Deposit Liabilities
The fair value of deposits with no stated maturity, such as checking accounts, savings, and money market accounts, is equal to the amount payable on demand as of June 30, 2010 and 2009. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.
Borrowings
The fair value of borrowings is calculated based on the discounted cash flow of contractual amounts due, using market rates currently available for borrowings of similar amount and remaining maturity.
Commitments to Extend Credit and to Purchase or Sell Securities
The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments to purchase or sell securities is estimated based on bid quotations received from securities dealers.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
The estimated fair values of the Company’s financial instruments are presented in the following table. Since the fair value of off-balance-sheet commitments approximates book value, these disclosures are not included.

	2010		2009
	Carrying	Fair	Carrying	Fair
	value	value	value	value

Financial assets:
Cash and cash equivalents	$346,339	346,339	135,369	135,369
Securities available for sale	358,723	358,723	144,419	144,419
Mortgage-backed securities held to maturity	66,468	68,622	118,817	120,381
Mortgage-backed securities available for sale	78,477	78,477	128,603	128,603
Federal Home Loan Bank of New York stock	25,081	25,081	25,549	25,549
Loans	1,505,880	1,604,852	1,278,623	1,292,394
Financial liabilities — deposits	1,289,746	1,293,912	1,127,630	1,130,285
Financial liabilities — borrowings	495,552	549,967	508,991	547,202
Limitations
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the mortgage banking operation, deferred tax assets, and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.
(19)	Parent Company Only Financial Statements
The following condensed financial information for Oritani Financial Corp. (parent company only) reflect the investment in its wholly-owned subsidiaries, Oritani Bank, Oritani, LLC and Hampshire Financial, LLC, using the equity method of accounting.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
Balance Sheets

	June 30,
	2010	2009
	(In thousands)
Assets:
Cash in Bank	$186,253	2,442
Mortgage Loans, net	31,609	24,298
ESOP loan	31,810	15,082
Securities available for sale, at market value	1,755	1,750
Accrued Interest Receivable	188	361
Investment in Subsidiaries	391,597	196,427
Due from Oritani Financial Corp., MHC	—	100
Other assets	260	132

Total Assets	$643,471	240,592

Liabilities and Equity
Total Liabilities	$78	494
Total Equity	643,393	240,098

Total Liabilities and Equity	$643,471	240,592

Statements of Income

	Year Ended June 30,
	2010	2009	2008
	(In thousands)
Interest on mortgage loans	$1,634	1,372	1,160
Interest on ESOP loan	244	809	1,138
Interest income on fed funds	39	256	2,012
Net loss on write down of securities	(202)	(398)	(352)
Other income	65	81	101
Equity in undistributed earnings of subsidiary	7,502	4,758	6,953

Total income	9,282	6,878	11,012

Other expenses	429	466	391

Income before income tax expense	8,853	6,412	10,621
Income tax expense	489	860	1,661

Net income	$8,364	5,552	8,960

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
Statements of Cash Flows

	Year Ended June 30,
	2010	2009	2008
	(In thousands)
Cash flows from operating activities:
Net income	$8,364	5,552	8,960
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charge on securities	202	398	352
Dividends/distributions from subsidiaries	9,995	10,241	372
Equity in undistributed earnings of subsidiary	(7,502)	(4,758)	(6,953)
(Increase) decrease in accrued interest receivable	(50)	262	152
Increase in other assets	(101)	(113)	(19)
Increase in other liabilities	22	436	16

Net cash provided by operating activities	10,930	12,018	2,880

Cash flows from investing activities
Additional investments in subsidiaries	(201,204)	(4,759)	(1,410)
Purchase of securities available for sale	—	—	(2,715)
Loan to ESOP	(17,134)	—	—
Principal collected on ESOP loan	630	401	413
(Increase) decrease in mortgage loans, net	(7,311)	(5,639)	320

Net cash used in provided by investing activities	(225,019)	(9,997)	(3,392)

Cash flows from financing activities
Dividends paid to shareholders	(2,830)	—	—
Purchase of treasury stock	(1,231)	(49,989)	(5,926)
Treasury stock issued	—	2,497	—
Capital contribution	209	—	—
Proceeds from stock offering, net	401,752	—	—

Cash provided by financing activities	397,900	(47,492)	(5,926)

Net change in cash in bank	183,811	(45,471)	(6,438)

Cash in bank at beginning of period	2,442	47,913	54,351

Cash in bank at end of period	$186,253	2,442	47,913

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
(20)	Selected Quarterly Financial Data (Unaudited)
The following tables are a summary of certain quarterly financial data for the fiscal years ended June 30, 2010 and 2009.

	Fiscal 2010 Quarter Ended
	September 30	December 31	March 31	June 30
	(Dollars in thousands)
Selected Operating Data:
Interest income	$25,779	25,467	27,020	27,073
Interest expense	11,560	11,057	10,138	9,631

Net interest income	14,219	14,410	16,882	17,442

Provision for loan losses	2,550	2,500	2,500	2,450

Net interest income after provision for loan losses	11,669	11,910	14,382	14,992

Other income	2,546	1,067	1,243	630
Other expense	6,828	8,166	7,424	20,361

Income before income tax expense	7,387	4,811	8,201	(4,739)
Income tax expense	2,904	1,882	3,189	(679)

Net income	$4,483	2,929	5,012	(4,060)

Earnings per common share-basic and diluted	$0.08	$0.05	$0.09	$(0.08)
Earnings per common share-basic and diluted, pre-conversion	$0.12	$0.08	$0.14	$(0.11)

	Fiscal 2009 Quarter Ended
	September 30	December 31	March 31	June 30
	(Dollars in thousands)
Selected Operating Data:
Interest income	$20,657	21,862	22,598	23,302
Interest expense	9,887	11,169	11,798	11,646

Net interest income	10,770	10,693	10,800	11,656

Provision for loan losses	1,875	3,500	2,400	2,105

Net interest income after provision for loan losses	8,895	7,193	8,400	9,551

Other income	1,233	(565)	822	1,290
Other expense	5,874	6,542	6,652	8,179

Income before income tax expense	4,254	86	2,570	2,662
Income tax expense	1,748	47	1,067	1,158

Net income	$2,506	39	1,503	1,504

Earnings per common share-basic and diluted	$0.04	$—	$0.03	$0.03
Earnings per common share-basic and diluted, pre-conversion	$0.07	$—	$0.04	$0.04

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
(21)	Earnings Per Share
The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Years Ended June 30,
	2010	2009	2008
	(in thousands, except earnings per share data)
Net income	$8,364	$5,552	$8,960
Undistributed earnings allocated to unvested restricted awards	(190)	(93)	(170)

Net income available to common shareholders	$8,174	$5,459	$8,790

Weighted average common shares outstanding — basic	36,046	36,738	39,028
Effect of dilutive non-vested shares and stock options outstanding	—	—	—
Effect of 1.50-for-one stock split in connection with the second step conversion (note 2)	17,513	18,369	19,514

Weighted average common shares outstanding — diluted	53,559	55,107	58,542

Earnings per share-basic and diluted	$0.15	$0.10	$0.15
(22)	Recent Accounting Pronouncements
In July 2010, the FASB issued Accounting Standards Update 2010-20, which amends ASC Topic 310 (Receivables) to require significant new disclosures about the credit quality of financing receivables and the allowance for credit losses. The objective of the new disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables, and (2) the entity’s assessment of that risk in estimating its allowance for credit losses, as well as changes in the allowance and the reasons for those changes. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance (either by portfolio segment or by class of financing receivables). The required disclosures include, among other things, a rollforward of the allowance for credit losses by portfolio segment, as well as information about credit quality indicators and modified, impaired, non-accrual, and past due loans. The disclosures related to period-end information (e.g., credit-quality information and the ending financing receivables balance segregated by impairment method) will be required in all interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010 for the Bank). Disclosures of activity that occurs during a reporting period (e.g., loan modifications and the rollforward of the allowance for credit losses by portfolio segment) will be required in interim or annual periods beginning on or after December 15, 2010 (December 31, 2010 for the Bank).
In January 2010, the FASB issued Accounting Standards Update 2010-06, which amends ASC Topic 820 (Fair Value Measurements and Disclosures) to add new requirements for disclosures about significant transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also requires disaggregation of fair value disclosures for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value. The guidance is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide Level 3 activity on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (including interim periods). In the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. We adopted these requirements on January 1, 2010 and have provided the applicable disclosures in Note 17.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
In June 2009, the FASB issued ASC 810 (formerly Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)”), relating to the variable interest entities (“VIE”). The objective of the guidance is to improve financial reporting by enterprises involved with VIE’s and to provide more relevant and reliable information to users of financial statements. ASC 810 addresses the effects of eliminating the “qualifying special-purpose entity” concept, changes the approach to determining the primary beneficiary of a VIE and requires companies to assess more frequently whether a VIE must be consolidated. These provisions also require enhanced interim and year-end disclosures about the significant judgments and assumptions considered in determining whether a VIE must be consolidated, the nature of restrictions on a consolidated VIE’s assets, the risks associated with a company’s involvement with a VIE and how that involvement affects the company’s financial position, financial performance and cash flows. This guidance is effective for fiscal years beginning after November 15, 2009 and for interim periods within those fiscal years with early application prohibited. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In June 2009, the FASB issued guidance which amends the derecognition guidance in topic 860, “Transfer and Servicing, to enhance reporting about transfers of financial assets, including securitizations, and where companies having continuing exposure to the risks related to transferred financial assets. The guidance eliminates the concept of “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This guidance is effective for financial asset transfers occurring in fiscal years beginning after November 15, 2009. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (ASC Topic 715-20-65). This guidance will expand disclosure by requiring the following new disclosures: 1) how investment allocation decisions are made by management; 2) major categories of plan assets; and 3) significant concentrations of risk. Additionally, ASC 715-20-65 will require an employer to disclose information about the valuation of plan assets similar to that required in ASC topic 820 Fair Value Measurements and Disclosures. This guidance is effective for fiscal years beginning after December 15, 2009. The Company does not expect the adoption to have a material effect on its consolidated financial statements.
23)	Subsequent Events —
Management has evaluated events and transactions which transpired after the June 30, 2010 date of our Consolidated Financial Statements to determine whether financial statement recognition or disclosure was necessary. Based on our review of all available information, no additional recognition or disclosure was deemed necessary.

(a)(2) Financial Statement Schedules
None.
(a)(3)Exhibits

3.1	Certificate of Incorporation of Oritani Financial Corp.*
3.2	Bylaws of Oritani Financial Corp.*
4	Form of Common Stock Certificate of Oritani Financial Corp.*
10.1	Employment Agreement between Oritani Financial Corp. and Kevin J. Lynch**, ****
10.2	Form of Employment Agreement between Oritani Financial Corp. and executive officers**, ****
10.3	Oritani Bank Director Retirement Plan**, ****
10.4	Oritani Bank Benefit Equalization Plan**, ****
10.5	Oritani Bank Executive Supplemental Retirement Income Agreement**, ****
10.6	Form of Employee Stock Ownership Plan**, ****
10.7	Director Deferred Fee Plan**, ****
10.8	Oritani Financial Corp. 2007 Equity Incentive Plan*, ****
14	Code of Ethics***
21	Subsidiaries of Registrant**
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of Oritani Financial Corp. (file no. 333-165226), originally filed with the Securities and Exchange Commission on March 5, 2010.

**
Incorporated by reference to the Registration Statement on Form S-1 of Oritani Financial Corp. (file no. 333-137309), originally filed with the Securities and Exchange Commission on September 14, 2006.

***	Available on our website www.oritani.com

****	Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORITANI FINANCIAL CORP.
Date: September 13, 2010	By:	/s/ Kevin J. Lynch
Kevin J. Lynch
Chief Executive Officer and President (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin J. Lynch Kevin J. Lynch	Director, Chief Executive Officer and President (Principal Executive Officer)	September 13, 2010

/s/ John M. Fields, Jr. John M. Fields, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 13, 2010

/s/ Michael A. DeBernardi Michael A. DeBernardi	Director, Executive Vice President and Chief Operating Officer	September 13, 2010

/s/ Ann Marie Jetton Ann Marie Jetton	Vice President and Principal Accounting Officer	September 13, 2010

/s/ Nicholas Antonaccio Nicholas Antonaccio	Director	September 13, 2010

/s/ James J. Doyle, Jr. James J. Doyle, Jr.	Director	September 13, 2010

/s/ Robert S. Hekemian, Jr. Robert S. Hekemian, Jr.	Director	September 13, 2010

/s/ John J. Skelly, Jr. John J. Skelly, Jr.	Director	September 13, 2010