Form 10-Q
period 2010-09-30
Oritani Financial Corp
filed 2010-11-08
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-34786
Oritani Financial Corp.
(Exact name of registrant as specified in its charter)

Delaware	30-0628335

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
370 Pascack Road, Township of Washington, New Jersey 07676
(Address of Principal Executive Offices)
(201) 664-5400
(Registrant’s telephone number)
N/A
(Former name or former address, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☑ NO ☐.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller Reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of November 8, 2010, there were 56,202,485 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

Oritani Financial Corp.
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	June 30,
	2010	2010
	(unaudited)
Assets
Cash on hand and in banks	$9,281	$6,511
Federal funds sold and short term investments	110,490	339,828

Cash and cash equivalents	119,771	346,339

Loans, net	1,562,706	1,505,880
Securities available for sale, at market value	333,483	358,723
Mortgage-backed securities held to maturity, market value of $58,051 and $68,622 at September 30, 2010 and June 30, 2010, respectively	56,194	66,468
Mortgage-backed securities available for sale, at market value	268,271	78,477
Bank Owned Life Insurance (at cash surrender value)	30,810	30,529
Federal Home Loan Bank of New York stock (“FHLB”), at cost	25,045	25,081
Accrued interest receivable	10,050	9,425
Investments in real estate joint ventures, net	5,558	5,562
Real estate held for investment	1,220	1,221
Real estate owned	5,074	3,031
Office properties and equipment, net	14,712	14,832
Deferred tax assets, net	23,392	23,154
Other assets	9,722	8,698

Total Assets	$2,466,008	$2,477,420

Liabilities
Deposits	$1,274,634	$1,289,746
Borrowings	494,769	495,552
Advance payments by borrowers for taxes and insurance	10,364	11,060
Accrued taxes payable	2,779	—
Official checks outstanding	4,450	4,742
Other liabilities	31,705	32,927

Total liabilities	1,818,701	1,834,027

Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,202,485 issued and outstanding at September 30, 2010 and June 30, 2010	562	562
Additional paid-in capital	488,743	488,684
Unallocated common stock held by the employee stock ownership plan	(29,727)	(30,033)
Retained income	185,383	182,172
Accumulated other comprehensive income, net of tax	2,346	2,008

Total stockholders’ equity	647,307	643,393

Total Liabilities and Stockholders’ Equity	$2,466,008	$2,477,420

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Income
Three Months Ended September, 2010 and 2009
(in thousands, except per share data)

	Three months ended
	September 30,
	2010	2009
	unaudited
Interest income:
Interest on mortgage loans	$24,296	$21,290
Interest on securities held to maturity and dividends on FHLB stock	292	357
Interest on securities available for sale	2,223	1,602
Interest on mortgage-backed securities held to maturity	493	1,031
Interest on mortgage-backed securities available for sale	1,288	1,437
Interest on federal funds sold and short term investments	164	62

Total interest income	28,756	25,779

Interest expense:
Deposits	4,268	6,313
Borrowings	5,185	5,247

Total interest expense	9,453	11,560

Net interest income before provision for loan losses	19,303	14,219

Provision for loan losses	2,000	2,550

Net interest income	17,303	11,669

Other income:
Service charges	287	428
Real estate operations, net	348	389
Income from investments in real estate joint ventures	34	352
Bank-owned life insurance	281	294
Net gain on sale of assets	718	1,043
Net gain on sales of and writedowns of securities	13	1
Other income	49	39

Total other income	1,730	2,546

Other expenses:
Compensation, payroll taxes and fringe benefits	4,957	4,758
Advertising	177	160
Office occupancy and equipment expense	594	529
Data processing service fees	303	267
Federal insurance premiums	338	574
Other expenses	1,359	540

Total operating expenses	7,728	6,828

Income before income tax expense	11,305	7,387
Income tax expense	4,155	2,904

Net income	$7,150	$4,483

Net income available to common stockholders	$7,150	$4,382

Basic and fully diluted income per common share	$0.14	$0.08

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Stockholders’ Equity
Three Months ended September 30, 2010 and 2009 (unaudited)
(In thousands)

						Accumu-
				Un-		lated
				allocated		other
				common		compre-	Total
		Additional		stock		hensive	stock-
	Common	paid-in	Treasury	held by	Retained	income,	holders’
	stock	capital	stock	ESOP	income	net of tax	equity
Balance at June 30, 2009	$130	$130,375	$(53,418)	$(13,909)	$176,199	$721	$240,098
Comprehensive income:
Net income	—	—	—	—	4,483	—	4,483
Unrealized holding gain on securities available for sale arising during year, net of tax	—	—	—	—	—	1,244	1,244
Reclassification adjustment for losses included in net income, net of tax	—	—	—	—	—	1	1
Amortization related to post-retirement obligations, net of tax	—	—	—	—	—	35	35

Total comprehensive income							5,763
Cumulative effect of change in accounting for split-dollar life insurance, net of tax	—	—	—	—	(434)	—	(434)
Purchase of treasury stock	—	—	(958)	—	—	—	(958)
Compensation cost for stock options and restricted stock	—	891	—	—	—	—	891
ESOP shares allocated or committed to be released	—	72	—	198	—	—	270
Tax benefit from stock-based compensation	—	12	—	—	—	—	12

Balance at September 30, 2009	$130	$131,350	$(54,376)	$(13,711)	$180,248	$2,001	$245,642

Balance at June 30, 2010	$562	$488,684	$—	$(30,033)	$182,172	$2,008	$643,393
Comprehensive income:
Net income	—	—	—	—	7,150	—	7,150
Unrealized holding gain on securities available for sale arising during year, net of tax	—	—	—	—	—	285	285
Reclassification adjustment for losses included in net income, net of tax	—	—	—	—	—	8	8
Amortization related to post-retirement obligations, net of tax	—	—	—	—	—	45	45

Total comprehensive income							7,488
Cash dividend declared	—	—	—	—	(3,939)	—	(3,939)
Compensation cost for stock options and restricted stock	—	5	—	—	—	—	5
ESOP shares allocated or committed to be released	—	54	—	306	—	—	360

Balance at September 30, 2010	$562	$488,743	$—	$(29,727)	$185,383	$2,346	$647,307

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended
	September 30,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income	$7,150	$4,483
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	365	1,161
Depreciation of premises and equipment	221	192
Amortization and accretion of premiums and discounts, net	44	28
Provision for losses on loans	2,000	2,550
Amortization and accretion of deferred loan fees, net	(247)	(311)
Increase in deferred taxes	(505)	(917)
Gain on sale of real estae held for investment	—	(1,043)
Gain on sale of securities	(13)	(1)
Gain on sale of real estate owned	(718)	—
Writedown of real estate owned	214	—
Increase in cash surrender value of bank owned life insurance	(281)	(294)
Increase in accrued interest receivable	(625)	(103)
(Increase) decrease in other assets	(929)	79
Increase in other liabilities	1,357	6,907

Net cash provided by operating activities	8,033	12,731

Cash flows from investing activities:
Net increase in loans receivable	(51,219)	(69,481)
Purchase of mortgage loans	(9,848)	(3,389)
Proceeds from sales of mortgage loans	—	4,000
Purchase of securities available for sale	(87,826)	(146,328)
Purchase of mortgage-backed securities available for sale	(204,605)	—
Principal payments on mortgage-backed securities held to maturity	10,241	12,796
Principal payments on mortgage-backed securities available for sale	15,659	13,451
Proceeds from calls and maturities of securities available for sale	112,500	15,000
Proceeds from sales of securities available for sale	250	250
Redemption of Federal Home Loan Bank of New York stock	36	34
Proceeds from sale of real estate owned	949	—
Proceeds from sale of real estate held for investment	—	1,182
Additional investment in real estate held for investment	(80)	(53)
Additional investment in real estate joint ventures	(150)	(387)
Distributions received from real estate joint ventures	142	80
Purchase of fixed assets	(120)	(614)

Net cash used in investing activities	(214,071)	(173,459)

Cash flows from financing activities:
Net (decrease) increase in deposits	(15,112)	60,237
Purchase of treasury stock	—	(958)
Dividends paid to shareholders	(3,939)	(507)
Tax benefit from stock-based compensation	—	12
(Decrease) increase in advance payments by borrowers for taxes and insurance	(696)	336
Repayment of borrowed funds	(783)	(788)

Net cash (used in) provided by financing activities	(20,530)	58,332

Net decrease in cash and cash equivalents	(226,568)	(102,396)
Cash and cash equivalents at beginning of period	346,339	135,369

Cash and cash equivalents at end of period	$119,771	$32,973

Supplemental cash flow information:
Cash paid during the period for:
Interest	$9,464	$11,322
Income taxes	$429	$30
Noncash transfer
Loans receivable transferred to real estate owned	$5,288	$812
See accompanying notes to unaudited consolidated financial statements.

1. Basis of Presentation
The consolidated financial statements are composed of the accounts of Oritani Financial Corp., its wholly owned subsidiaries, Oritani Bank (the Bank); Hampshire Financial, LLC, and Oritani, LLC, and the wholly owned subsidiaries of Oritani Bank; Oritani Finance Company, Ormon LLC (Ormon), and Oritani Investment Corp., as well as its wholly owned subsidiary, Oritani Asset Corporation (a real estate investment trust), collectively, the Company. All significant intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three month period ended September 30, 2010 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2011.
Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to consolidated financial statements included in the Company’s June 30, 2010 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2010.
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at September 30, 2010 and June 30, 2010 and in the Consolidated Statements of Income for the three months ended September 30, 2010 and 2009. Actual results could differ significantly from those estimates.
A material estimate that is particularly susceptible to significant changes relates to the determination of the allowance for loan losses. The allowance for loan losses represents management’s best estimate of losses known and inherent in the portfolio that are both probable and reasonable to estimate. While management uses the most current information available to estimate losses on loans, actual losses are dependent on future events and, as such, increases in the allowance for loan losses may be necessary.
In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
2. Earnings Per Share
Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. ASC 260, “Earnings Per Share”, provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We determined that the nonvested restricted stock awards outstanding at September 30, 2009 were participating securities. Accordingly, earnings per common share is computed using the two-class method. The weighted average common shares outstanding includes the average number of shares of common stock outstanding and allocated or committed to be released Employee Stock Ownership Plan shares.

Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options were exercised and converted into common stock and unvested shares of restricted stock were to vest. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. When applying the treasury stock method, we add: (1) the assumed proceeds from option exercises; (2) the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized compensation costs related to unvested shares of restricted stock and stock options. We then divide this sum by our average stock price to calculate shares assumed to be repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted EPS.
The following is a summary of the Company’s earnings per share calculations and reconciliations of net income to net income available to common shareholders and basic to diluted earnings per share.

	For the Three Months
	ended September 30,
	2010	2009
	(in thousands, except
	earnings per share data)
Net income	$7,150	$4,483
Undistributed earnings allocated to unvested restricted awards	—	(101)

Net income available to common shareholders	$7,150	$4,382

Weighted average common shares outstanding — basic	52,608	53,529
Effect of dilutive non-vested shares and stock options outstanding	—	—

Weighted average common shares outstanding — diluted	52,608	53,529

Earnings per share-basic and diluted	$0.14	$0.08

3. Stock Transactions
Oritani Financial Corp. (“the Company”) is a Delaware corporation that was incorporated in March 2010 to be the successor to Oritani Financial Corp. (Oritani-federal), a federal corporation and the former stock holding company for Oritani Bank, upon completion of the second step transaction of Oritani Financial Corp., MHC, the former mutual holding company parent. The conversion was completed on June 24, 2010. The Company sold a total of 41,363,214 shares of common stock at $10.00 per share in the related offering. Concurrent with the completion of the offering, shares of Oritani-federal common stock owned by public stockholders were exchanged for 1.50 shares of the Company’s common stock. In lieu of fractional shares, shareholders were paid in cash. The Company also issued 481,546 shares of common stock for the accelerated vesting of restricted stock awards triggered by the conversion. As a result of the offering, the exchange, and the shares issued due to the accelerated vesting of stock awards, as of June 30, 2010, the Company had 56,202,485 shares of common stock outstanding. Net proceeds from the offering were $401.8 million. As a result of the conversion, all per share information has been revised to reflect the 1.50 -to- 1.0 exchange rate.

4. Equity Incentive Plan
At the Special Meeting of Stockholders of the Company (the “Meeting”) held on April 22, 2008, the stockholders of the Company approved the Oritani Financial Corp. 2007 Equity Incentive Plan. On May 7, 2008, certain officers and employees of the Company were granted in aggregate 1,967,186 stock options and 882,257 shares of restricted stock, and non-employee directors received in aggregate 715,338 stock options and 309,978 shares of restricted stock. Additional stock options of 105,000 and 30,000 were issued on November 11, 2008 and May 24, 2010, respectively. All stock awards and options granted under the 2007 Plan, except for the 30,000 options granted on May 24, 2010, vested upon completion of the second step transaction. Stock options generally vest over a five-year service period and expire ten years from issuance. Options vest immediately upon a change in control and expire 90 days after termination of service, excluding disability or retirement. The Company recognizes compensation expense for all option grants over the awards’ respective requisite service periods. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Since there is limited historical information on the volatility of the Company’s stock, management considered the average volatilities of similar entities for an appropriate period in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method. The Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option. The Company classified share-based compensation for employees and outside directors within “compensation and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid.
The fair value of the options was estimated using the Black-Scholes options-pricing model with the following assumptions:

	2010	2008
Expected dividend yield	3.93%	3.55%
Expected volatility	37.79%	28.22%
Risk-free interest rate	2.53%	3.37%
Expected option life	6.5	6.5
Stock-based compensation expense of $5,000 and $891,000 was recognized for the three months ended September, 2010 and 2009, respectively.
The following is a summary of the Company’s stock option activity and related information for its options plan as of September 30, 2010 and changes therein during the three months then ended:

		Average	Average	Remaining
	Number of	Grant Date	Exercise	Contractual
	Stock Options	Fair Value	Price	Life (years)
Outstanding at June 30, 2010	2,792,588	$2.30	$10.43	7.9
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at September 30, 2010	2,792,588	$2.30	$10.43	7.6

Exercisable at September 30, 2010	2,762,588
Expected future compensation expense related to the non-vested options outstanding as of September 30, 2010 is $70,000 over a weighted average period of 4.6 years.

5. Postretirement Benefits
The Company provides several post-retirement benefit plans to directors and to certain active and retired employees. The Company has a nonqualified Directors’ Retirement Plan (the Retirement Plan), a nonqualified Benefit Equalization Plan (BEP Plan) which provides benefits to employees who are disallowed certain benefits under the Company’s qualified benefit plans and a Post Retirement Medical Plan (the Medical Plan) for directors and certain eligible employees. Net periodic benefit costs for the three months ended September 30, 2010 and 2009 are presented in the following table (in thousands):

	BEP Plan and Retirement Plan
	Three months ended
	September 30,
	2010	2009
Service cost	$58	$73
Interest cost	74	73
Amortization of unrecognized:
Prior service cost	15	15
Net loss	34	16

Total	$181	$177

	Medical Plan
	Three months ended
	September 30,
	2010	2009
Service cost	$21	$14
Interest cost	51	44
Amortization of unrecognized:
Prior service cost	—	—
Net loss	27	15

Total	$99	$73

6. Net Loans and Allowance for Loan Loss
Net Loans are summarized as follows:

	September 30, 2010	June 30, 2010
	(In thousands)
First mortgage loans:
Conventional one to four family	$226,635	$244,126
Multifmaily and commerical real estate	1,189,185	1,120,456

Total first mortgage real estate	1,415,820	1,364,582

Second mortgage and equity loans	46,147	48,110
Construction loans	111,273	102,137
Other loans	21,454	21,753

	1,594,694	1,536,582

Less:
Deferred loan fees, net	(4,981)	(4,800)
Allowance for loan losses	(27,007)	(25,902)

Net loans	$1,562,706	$1,505,880

The activity in the allowance for loan losses is summarized as follows:

	Three months ended
	September 30,
	(In thousands)
	2010	2009
Balance at beginning of period	$25,902	$20,680
Provisions charged to operations	2,000	2,550
Recoveries of loans previously charged off	—	—
Loans charged off	(895)	(2,065)

Balance at end of period	$27,007	$21,165

The Company’s allowance for loan losses is analyzed quarterly and many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other environmental factors. See discussion of delinquent loans in “Comparison of Financial Condition at September 30, 2010 and June 30, 2010.”

7. Mortgage-backed Securities Held to Maturity
The following is a comparative summary of mortgage-backed securities held to maturity at September 30, 2010 and June 30, 2010:

	September 30, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Mortgage-backed securities:
FHLMC	$10,694	513	—	11,207
FNMA	18,661	665	—	19,326
GNMA	2,191	26	—	2,217
CMO	24,648	653	—	25,301

	$56,194	1,857	—	58,051

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Mortgage-backed securities:
FHLMC	$11,449	566	—	12,015
FNMA	21,593	755	—	22,348
GNMA	2,282	34	—	2,316
CMO	31,144	799	—	31,943

	$66,468	2,154	—	68,622

The Company did not sell any mortgage-backed securities held to maturity during the three months ended September 30, 2010. Mortgage-backed securities with fair values of $57.3 million and $67.8 million at September 30, 2010 and June 30, 2010, respectively, were pledged to FHLB of New York (FHLBNY) as collateral for advances. The Company did not record other than temporary impairment charges on securities held to maturity during the three months ended September 30, 2010 or 2009.
The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
At September 30, 2010 and June 30, 2010, there were no gross unrealized losses on mortgage-backed securities held to maturity.

8. Securities and Mortgage-Backed Securities Available for Sale
The following is a comparative summary of securities and mortgage-backed securities available for sale at September 30, 2010 and June 30, 2010:

	September 30, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value
	(In thousands)
Securities available for sale
U.S. Government and federal agency obligations
Due in one year or less	$10,000	110	—	10,110
Due in one to five years	282,154	1,920	—	284,074
Due in five to ten years	30,679	73	—	30,752
Corporate bonds	2,000	62	—	2,062
Mutual funds	4,434	304	—	4,738
Equity securities	1,763	76	92	1,747

	$331,030	2,545	92	333,483

Mortgage-backed securities:
FHLMC	$14,816	899	—	15,715
FNMA	21,802	1,189	—	22,991
CMO	227,536	2,055	26	229,565

	$264,154	4,143	26	268,271

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale
U.S. Government and federal agency obligations
Due in one or less	$10,000	183	—	10,183
Due in one to five years	325,970	2,215	—	328,185
Due in five to ten years	11,500	91	—	11,591
Corporate bonds	2,000	72	—	2,072
Mutual funds	4,671	266	—	4,937
Equity securities	1,763	74	82	1,755

	$355,904	2,901	82	358,723

Mortgage-backed securities:
FHLMC	$17,988	1,073	—	19,061
FNMA	22,869	1,192	41	24,020
GNMA	—	—	—	—
CMO	34,399	997	—	35,396

	$75,256	3,262	41	78,477

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
The Company did not sell any available for sale securities during the three months ended September 30, 2010 and 2009. The Mutual Fund caption relates to holdings of shares in an Asset Management Fund with underlying investments in adjustable rate mortgages. There were no impairment charges on this security for the three months ended September 30, 2010 and 2009. Proceeds from the sale of the mutual fund were $250,000 for both three month periods ending September 30. The Company recognized gains from the sale of mutual funds of $13,000 and $1,000 for the three months ended September 30, 2010 and 2009, respectively. The Equity securities caption relates to holdings of shares in financial institutions common stock. There were no impairment charges on equity securities for the three months ended September 30, 2010 and 2009. Available for sale securities with fair values of $322.1 million and $260.2 million at September 30, 2010 and June 30, 2010, respectively, were pledged to the FHLB of New York (FHLBNY) as collateral for advances.
Gross unrealized losses on securities and mortgage-backed securities available for sale and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2010 and June 30, 2010 were as follows:

	September 30, 2010
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	market value	losses	market value	losses	market value	losses
	(In thousands)

Securities available for sale:
Equity securities	$1,050	76	79	16	1,129	92

	$1,050	76	79	16	1,129	92

Mortgage-backed securities:
CMO	$39,979	26	—	—	39,979	26

	$39,979	26	—	—	39,979	26

	June 30, 2010
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	market value	losses	market value	losses	market value	losses
	(In thousands)

Securities available for sale:
Equity securities	$998	82	—	—	998	82

	$998	82	—	—	998	82

Mortgage-backed securities:
FNMA	24,020	41	—	—	24,020	41

	$24,020	41	—	—	24,020	41

At September 30, 2010, management has evaluated the securities in the above table and has concluded that none of the securities with losses have impairments that are other-than-temporary. The Equity securities caption relates to holdings of shares in financial industry common stock. Management evaluated its portfolio of equity securities and, based on its evaluation of the financial condition and near-term prospects of an issuer, management believed that it could recover its investment in the security.

9. Fair Value Measurements
The Company adopted ASC 820, “Fair Value Measurements and Disclosures”, on July 1, 2008. Under ASC 820, fair value measurements are not adjusted for transaction costs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820 are described below:
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

The following table sets forth the Company’s financial assets that were accounted for at fair values on a recurring basis as of September 30, 2010 and June 30, 2010 by level within the fair value hierarchy. As required by ASC 820, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurements (in thousands):

		Quoted Prices	Significant
		in Active	Other
	Fair Value as of	Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Securities available for sale
U.S. Government and federal agency obligations	$324,936	$30,685	$294,251	$—
Corporate bonds	2,062	—	2,062	—
Mutual Funds	4,738	4,738	—	—
Equity Securities	1,747	1,747	—	—

Total securities available for sale	333,483	37,170	296,313	—

Mortgage-backed securities available for sale
FHLMC	15,715	—	15,715	—
FNMA	22,991	—	22,991	—
CMO	229,565	60,847	168,718	—

Total mortgage-backed securities available for sale	268,271	60,847	207,424	—

Total	$601,754	$98,017	$503,737	$—

Measured on a non-recurring basis:
Assets:
Impaired loans:

Commercial real estate	$3,705	$—	$—	$3,705
Construction and land loans	17,318	—	—	17,318

Total impaired loans	21,023	—	—	21,023
Real estate owned	5,074	—	—	5,074

Total	$26,097	$—	$—	$26,097

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Unobservable
	Fair Value as of	Identical Assets	Inputs	Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Securities available for sale
U.S. Government and federal agency obligations	$349,959	$67,050	$282,909	$—
Corporate bonds	2,072	—	2,072	—
Mutual Funds	4,937	4,937	—	—
Equity Securities	1,755	1,755	—	—

Total securities available for sale	358,723	73,742	284,981	—

Mortgage-backed securities available for sale
FHLMC	19,061	—	19,061	—
FNMA	24,020	—	24,020	—
CMO	35,396	—	35,396	—

Total mortgage-backed securities available for sale	78,477	—	78,477	—

Total	$437,200	$73,742	$363,458	$—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Commercial real estate	$5,454	$—	$—	$5,454
Construction and land loans	14,973	—	—	14,973

Total impaired loans	20,427	—	—	20,427
Real estate owned	3,031	—	—	3,031

Total	$23,458	$—	$—	$23,458

Also, the Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets.
Impaired Loans: The Company had impaired loans with outstanding principal balances of $23.2 million and $21.9 million at September 30, 2010 and June 30, 2010, respectively, that were recorded at their estimated fair value (less cost to sell) of $21.0 million and $20.4 million at September 30, 2010 and June 30, 2010, respectively. Specific reserves for impaired loans totaled $2.2 million at September 30, 2010 and $1.4 million at June 30, 2010. The Company recorded net impairment charges of $1.6 million and $1.2 million for the three months ended September 30, 2010 and 2009, respectively. Impaired loans are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date and are considered level 3 inputs.
Other Real Estate Owned: The Company had assets acquired through or deed-in-lieu of foreclosure of $5.1 million at September 30, 2010 and $3.0 million at June 30, 2010. Other real estate owned is recorded at estimated fair value less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions. Subsequent valuation adjustments to other real estate owned totaled $214,000 for the three months ended September 30, 2010, reflective of continued deterioration in estimated fair values. Operating costs after acquisition are expensed.
10. Fair Value of Financial Instruments
ASC 825, “Financial Instruments", requires that the Company disclose estimated fair values for its financial instruments. Fair value estimates, methods and assumptions are set forth below for the Company’s financial instruments.
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
Deposit Liabilities
The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, and NOW and money market accounts, is equal to the amount payable on demand as of September 30, 2010 and June 30, 2010. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.
Borrowings
The fair value of borrowings due in six months or less is equal to the amount payable. The fair value of all other borrowings is calculated based on the discounted cash flow of contractual amounts due, using market rates currently available for borrowings of similar amount and remaining maturity.
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

	September 30, 2010		June 30, 2010
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In thousands)
Financial assets:
Cash and cash equivalents	$119,771	119,771	346,339	346,339
Securities available for sale	333,483	333,483	358,723	358,723
Mortgage-backed securities held to maturity	56,194	58,051	66,468	68,622
Mortgage-backed securities available for sale	268,271	268,271	78,477	78,477
Federal Home Loan Bank of New York stock	25,045	25,045	25,081	25,081
Loans	1,562,706	1,697,056	1,505,880	1,604,852

Financial liabilities — deposits	1,274,634	1,277,249	1,289,746	1,293,912
Financial liabilities — borrowings	494,769	553,327	495,552	549,967

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
11. Deposits
Deposits are summarized as follows:

	September 30, 2010	June 30, 2010
	(In thousands)

Checking accounts	$141,533	$131,029
Money market accounts	288,529	297,540
Savings accounts	148,137	146,675
Time deposits	696,435	714,502

Total deposits	$1,274,634	$1,289,746

12. Income Taxes
In June 2006, the FASB issued ASC 740, “Income Taxes”, which establishes a recognition threshold and measurement for income tax positions recognized in an enterprise’s financial statements. ASC 740 also prescribes a two-step evaluation process for tax positions. The first step is recognition and the second is measurement. For recognition, an enterprise judgmentally determines whether it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of related appeals or litigation processes, based on the technical merits of the position. If the tax position meets the more-likely-than-not recognition threshold it is measured and recognized in the financial statements as the largest amount of tax benefit that is greater than 50% likely of being realized. If a tax position does not meet the more-likely-than-not recognition threshold, the benefit of that position is not recognized in the financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.

Tax positions that meet the more-likely-than-not recognition threshold at the effective date of ASC 740 may be recognized or, continue to be recognized, upon adoption of this standard. The Company, through its various wholly owned subsidiaries, deploys several tax strategies. Based on the facts surrounding these strategies and applicable laws, the Company believes these strategies are more likely than not of being sustained under examination. The Company believes it will receive 100% of the benefit of the tax positions and has recognized the effects of the tax positions in the financial statements.
The Company files income tax returns in the United States federal jurisdiction and in New Jersey and Pennsylvania state jurisdictions and will begin filing returns in New York for 2010. The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2006. Currently, the Company is not under examination by any taxing authority.
13. Real Estate Joint Ventures, net and Real Estate Held for Investment
The Company accounts for investments in joint ventures under the equity method. The balance reflects the cost basis of investments, plus the Company’s share of income earned on the joint venture operations, less cash distributions, including excess cash distributions, and the Company’s share of losses on joint venture operations. Cash received in excess of the Company’s recorded investment in a joint venture is recorded as unearned revenue in other liabilities. The net book value of real estate joint ventures was $5.0 million at September 30, 2010 and June 30, 2010.
Real estate held for investment includes the Company’s undivided interest in real estate properties accounted for under the equity method and properties held for investment purposes. Cash received in excess of the Company’s recorded investment for an undivided interest in real estate property is recorded as unearned revenue in other liabilities. The operations of the properties held for investment purposes are reflected in the financial results of the Company and included in the Other Income caption in the Income Statement. Properties held for investment purposes are carried at cost less accumulated depreciation. The net book value of real estate held for investment was $(118,000) and $(197,000) at September 30, 2010 and June 30, 2010, respectively.
14. Recent Accounting Pronouncements
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

In January 2010, the FASB issued Accounting Standards Update 2010-06, which amends ASC Topic 820 (Fair Value Measurements and Disclosures) to add new requirements for disclosures about significant transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. It also requires disaggregation of fair value disclosures for each class of assets and liabilities and disclosures about inputs and valuation techniques used to measure fair value. The guidance is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide Level 3 activity on a gross basis, which will be effective for fiscal years beginning after December 15, 2010 (including interim periods). In the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. We adopted these requirements on January 1, 2010.
In June 2009, the FASB issued ASC 810 (formerly Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)”), relating to the variable interest entities (“VIE”). The objective of the guidance is to improve financial reporting by enterprises involved with VIE’s and to provide more relevant and reliable information to users of financial statements. ASC 810 addresses the effects of eliminating the “qualifying special-purpose entity” concept, changes the approach to determining the primary beneficiary of a VIE and requires companies to assess more frequently whether a VIE must be consolidated. These provisions also require enhanced interim and year-end disclosures about the significant judgments and assumptions considered in determining whether a VIE must be consolidated, the nature of restrictions on a consolidated VIE’s assets, the risks associated with a company’s involvement with a VIE and how that involvement affects the company’s financial position, financial performance and cash flows. This guidance is effective for fiscal years beginning after November 15, 2009 and for interim periods within those fiscal years with early application prohibited. The adoption of this guidance did not have a material impact on the consolidated financial statements.
In June 2009, the FASB issued guidance which amends the derecognition guidance in topic 860, “Transfer and Servicing, to enhance reporting about transfers of financial assets, including securitizations, and where companies having continuing exposure to the risks related to transferred financial assets. The guidance eliminates the concept of “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. This guidance is effective for financial asset transfers occurring in fiscal years beginning after November 15, 2009. The adoption of this guidance did not have a material impact on the consolidated financial statements.
In 2008, the FASB issued Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (ASC Topic 715-20-65). This guidance expands the disclosure by requiring the following new disclosures: 1) how investment allocation decisions are made by management; 2) major categories of plan assets; and 3) significant concentrations of risk. Additionally, ASC 715-20-65 will require an employer to disclose information about the valuation of plan assets similar to that required in ASC topic 820 Fair Value Measurements and Disclosures. This guidance is effective for fiscal years beginning after December 15, 2009. The adoption did not have a material effect on the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Quarterly Report contains certain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements may be identified by reference to a future period or periods, or by use of forward looking terminology, such as “may,” “will,” “believe,” ‘expect,” “estimate,” ‘anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which Oritani Financial Corp. (the “Company”) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.
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
Overview
Oritani Financial Corp. (“the Company”) is a Delaware corporation that was incorporated in March 2010 to be the successor to Oritani Financial Corp. (“Oritani-Federal”), a federal corporation. Oritani-Federal is the former stock holding company for Oritani Bank. In conjunction with the second step transaction of Oritani Financial Corp., MHC, the former mutual holding company parent, Oritani-Federal ceased to exist and the Company became its successor. The second step transaction was completed on June 24, 2010. The Company sold a total of 41,363,214 shares of common stock at $10.00 per share in the related stock offering. Concurrent with the completion of the offering, shares of Oritani-Federal common stock owned by public stockholders were exchanged for 1.50 shares of the Company’s common stock. In lieu of fractional shares, shareholders were paid in cash. The Company also issued 481,546 shares of common stock for the accelerated vesting of restricted stock awards triggered by the conversion. As a result of the offering, the exchange, and shares issued due to the accelerated vesting, as of June 30, 2010, the Company had 56,202,485 shares outstanding and a market capitalization of approximately $562.0 million. Net proceeds from the offering were $401.8 million. As a result of the conversion, all share information has been revised to reflect the 1.50- to- 1.0 exchange rate.

Oritani Financial Corp. is a Delaware chartered stock holding company of Oritani Bank. Oritani Financial Corp. owns 100% of the outstanding shares of common stock of Oritani Bank. Oritani Financial Corp. has engaged primarily in the business of holding the common stock of Oritani Bank and two limited liability companies that own a variety of real estate investments. In addition, Oritani Financial Corp. has engaged in limited lending to the real estate investment properties in which (either directly or through one of its subsidiaries) Oritani Financial Corp. has an ownership interest. Oritani Bank’s principal business consists of attracting retail and commercial bank deposits from the general public and investing those deposits, together with funds generated from operations, in multi-family and commercial real estate loans, one- to four-family residential mortgage loans as well as in second mortgage and equity loans, construction loans, business loans, other consumer loans, and investment securities. We originate loans primarily for investment and hold such loans in our portfolio. Occasionally, we will also enter into loan participations. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities. Our revenues are derived principally from interest on loans and securities as well as our investments in real estate and real estate joint ventures. We also generate revenues from fees and service charges and other income. Our results of operations depend primarily on our net interest income which is the difference between the interest we earn on interest-earning assets and the interest paid on our interest-bearing liabilities. Our net interest income is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, the timing of the placement of interest-earning assets and interest-bearing liabilities, and the prepayment rate on our mortgage-related assets. Provisions for loan losses and asset impairment charges can also have a significant impact on our results of operations. Other factors that may affect our results of operations are general and local economic and competitive conditions, government policies and actions of regulatory authorities.
Our business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to our individual and business customers. Our primary focus has been, and will continue to be, growth in multi-family and commercial real estate lending. We do not originate or purchase sub-prime loans, and our loan portfolio does not include any such loans.
Comparison of Financial Condition at September 30, 2010 and June 30, 2010
Balance Sheet Summary
Total Assets. Total assets decreased $11.4 million, or 0.5%, to $2.47 billion at September 30, 2010, from $2.48 billion at June 30, 2010. The decrease was primarily in cash and cash equivalents, partially offset by increases in loans and mortgage-backed securities available for sale.
Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) decreased $226.6 million, or 65.4%, to $119.8 million at September 30, 2010, from $346.3 million at June 30, 2010. The balance at June 30, 2010 was primarily due to the proceeds from the second step transaction. These funds were deployed as quickly as possible while prudently following the disciplines of the Company’s investment policy. Significant deployment occurred over the quarter and is continuing. Management is striving to ultimately deploy the proceeds in loans. Until that is practical, excess funds are being deployed in securities available for sale and MBS available for sale. The MBS that are currently being purchased are securities of government sponsored agencies with a relatively short repayment windows and limited extension risk. In addition, management is continuing to invest in callable notes of government sponsored agencies with limited optionality and call features that increase the likelihood that the note would be called. While the yields on such securities are low, management is prioritizing structure over yield.
Net Loans. Loans, net increased $56.8 million to $1.56 billion at September 30, 2010, from $1.51 billion at June 30, 2010. The Company continued its emphasis on loan originations, particularly multifamily and commercial real estate loans. Loan originations totaled $101.0 million and purchases totaled $9.8 million for the three months ended September 30, 2010.

Delinquency information is provided below:
Delinquency Totals

	9/30/2010	6/30/2010	3/31/2010	12/31/2009	9/30/2009
	(in thousands)
30 - 59 days past due	$9,306	$12,330	$6,670	$9,613	$14,318
60 - 89 days past due	3,278	4,629	4,293	1,974	1,049
nonaccrual	41,720	38,125	41,170	51,907	52,557

Total	$54,304	$55,084	$52,133	$63,494	$67,924

Total delinquent loans decreased by $13.6 million to $54.3 million at September 30, 2010 compared to $67.9 million at September 30, 2009. While significant progress was made in the reduction of nonaccrual and total delinquent loans since September 30, 2009, such loans continue to be at an elevated level. One of management’s primary objectives remains a reduction in the level of problem assets.
A discussion of the significant components of the nonaccrual loan total at September 30, 2010 follows. Three of these loans have been discussed in prior filings.
•
A $14.4 million loan secured by a condominium construction project in Northern New Jersey. The borrower declared bankruptcy and Oritani provided debtor in possession financing for the completion of the condominium construction project. The project is complete. We have been unable to obtain the certificates of occupancy (“CO”) necessary to sell the residential units as the town contends the completed project does not fully conform to approvals. We are attempting to resolve the matter without resorting to legal remedies. Cumulative charge-offs on this loan total $4.8 million. In addition, there is a $2.0 million specific reserve on this loan, which includes an increase of $641,000 recognized during the September 30, 2010 quarter. The loan is classified as impaired as of September 30, 2010. Prior public releases also described an associated land loan made to this borrower. The collateral supporting the land loan has been obtained from the bankruptcy court and is classified as REO, with a balance of $1.8 million, at September 30, 2010.

•
A $14.1 million loan secured by a multi-tenant commercial property in Hudson County, New Jersey. The borrower has experienced cash flow difficulties. Oritani has been in litigation with this borrower and foreclosure proceedings are continuing to progress. Summary judgment against the borrower has been obtained and all tenant rent payments are being made directly to Oritani. The rents received were sufficient to make each of the monthly payments during the quarter. While various proposals to pay delinquent amounts and resolve this matter have been discussed, nothing satisfactory has been proposed to Oritani.

•
A $3.7 million warehouse participation loan in Middlesex County, New Jersey. The total loan was $6.5 million of which Oritani owned $4.6 million. The property was under contract for sale at September 30, 2010. Oritani charged off $850,000 of the loan to reflect the estimated net proceeds from the sale. The sale closed in November, 2010 and the net proceeds received were approximately equal to the September 30, 2010 book value. The loan was classified as impaired as of September 30, 2010.

•
A $2.7 million construction loan for a luxury home in Morris County, New Jersey. The loan had been current but the principal matured and we were unable to negotiate an acceptable extension agreement with the borrower. The borrower then stopped making interest payments. The loan was 89 days delinquent as of September 30, 2010 but classified as nonaccrual as it appears that future payments will not be forthcoming and legal remedies will be necessary. The loan is classified as impaired as of September 30, 2010. In accordance with the results of the impairment analysis for this loan, based primarily on a recent appraisal, specific reserves totaling $93,000 have been recorded against this loan.

•
A $2.4 million residential construction loan for two luxury homes and an improved lot located in Essex County, New Jersey. Oritani is in litigation with this borrower, summary judgment has been obtained. There is a contract for the sale of one of the homes that is expected to close during the quarter ended December 31, 2010. In addition, there are preliminary discussions to obtain the other house and the lot through deed in lieu of foreclosure. The loan is classified as impaired as of September 30, 2010. In accordance with the results of the impairment analysis for this loan, no reserve was required as the loan is considered to be well collateralized.

•	There are ten other smaller loans classified as nonaccrual at September 30, 2010.
As discussed in prior filings, the Company has continued its aggressive posture toward delinquent borrowers. The Company realizes that this posture contributes to the high level of delinquencies but believes this is the most prudent path to addressing problem loans.
Securities Available For Sale. Securities AFS decreased $25.2 million to $333.5 million at September 30, 2010, from $358.7 million at June 30, 2010. The Company continues to invest in securities of this type. The decrease was due to calls of $112.5 million partially offset by purchases of $87.8 million.
Mortgage-backed Securities Available For Sale. Mortgage-backed securities AFS increased $189.8 million to $268.3 million at September 30, 2010, from $78.5 million at June 30, 2010. See “Interest Income” and “Cash and Cash Equivalents” for the Company’s rationale for investing in this investment option.
Real Estate Owned. Real estate owned (“REO”) increased $2.0 million to $5.1 million at September 30, 2010, from $3.0 million at June 30, 2010. The increase is due to the Bank acquiring title to two properties during the quarter with book values of $5.3 million less write-downs of $214,000. The increase from acquisitions was offset by the sale of two REO properties with net book values of $3.0 million. Proceeds from the sale of REO were $3.7 million and a net gain of $718,000 was recognized. The Bank originated a $2.8 million loan in conjunction with the sale of one of the REO properties at a market rate and underwriting that is currently available for a new loan with comparable risk.
Deposits. Deposits decreased $15.1 million, or 1.2%, to $1.27 billion at September 30, 2010, from $1.29 billion at June 30, 2010. Primarily due to the Company’s high liquidity position, many deposit products were repriced lower. This action helped reduce interest expense but also negatively impacted deposit balances. Strong deposit growth remains a strategic objective of the Company and is expected to return as excess liquidity is fully deployed. A new branch location is expected to open in early 2011.
Stockholders’ Equity. Stockholders’ equity increased $3.9 million to $647.3 million at September 30, 2010, from $643.4 million at June 30, 2010. The increase was primarily due to net income for the three month period partially offset by dividends paid. At September 30, 2010, there were 56,202,485 shares outstanding. Our book value per share was $11.52. Based on our September 30, 2010 closing price of $9.98 per share, the Company stock was trading at 86.7% of book value.

Average Balance Sheet for the Three Months Ended September 30, 2010 and 2009
The following table presents certain information regarding Oritani Financial Corp.’s financial condition and net interest income for the three months ended September 30, 2010 and 2009. The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	Average Balance Sheet and Yield/Rate Information
	For the Three Months Ended (unaudited)
	September 30, 2010			September 30, 2009
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,550,100	$24,296	6.27%	$1,322,362	$21,290	6.44%
Securities held to maturity (2)	25,057	292	4.66%	25,527	357	5.59%
Securities available for sale	351,807	2,223	2.53%	224,416	1,602	2.86%
Mortgage backed securities held to maturity	59,719	493	3.30%	110,157	1,031	3.74%
Mortgage backed securities available for sale	170,715	1,288	3.02%	123,498	1,437	4.65%
Federal funds sold and short term investments	220,859	164	0.30%	69,273	62	0.36%

Total interest-earning assets	2,378,257	28,756	4.84%	1,875,233	25,779	5.50%

Non-interest-earning assets	99,291			84,042

Total assets	$2,477,548			$1,959,275

Interest-bearing liabilities:
Savings deposits	147,839	258	0.70%	146,718	350	0.95%
Money market	297,134	751	1.01%	221,345	1,014	1.83%
NOW accounts	139,602	238	0.68%	98,464	197	0.80%
Time deposits	708,085	3,021	1.71%	706,731	4,752	2.69%

Total deposits	1,292,660	4,268	1.32%	1,173,258	6,313	2.15%
Borrowings	495,033	5,185	4.19%	508,472	5,247	4.13%

Total interest-bearing liabilities	1,787,693	9,453	2.12%	1,681,730	11,560	2.75%

Non-interest-bearing liabilities	45,724			36,818

Total liabilities	1,833,417			1,718,548
Stockholders’ equity	644,131			240,727

Total liabilities and stockholders’ equity	$2,477,548			$1,959,275

Net interest income		$19,303			$14,219

Net interest rate spread (3)			2.72%			2.75%

Net interest-earning assets (4)	$590,564			$193,503

Net interest margin (5)			3.25%			3.03%

Average of interest-earning assets to interest-bearing liabilities			133.03%			111.51%

(1)	Includes nonaccrual loans.

(2)	Includes Federal Home Loan Bank Stock

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Quarter Ended September 30, 2010 and 2009
Net Income. Net income increased $2.7 million to $7.2 million, or $0.14 per share, for the quarter ended September 30, 2010, from $4.5 million, or $0.08 per share, for the corresponding 2009 quarter. The primary driver of the increased income in the 2010 period was increased net interest income before provision for loan losses. Net interest income increased by $5.1 million, or 35.8%, to $19.3 million for the quarter ended September 30, 2010, from $14.2 million for the quarter ended September 30, 2009. The increase is primarily due to decreasing cost of funds and a larger asset base. Net income for the 2009 period was augmented by recoveries associated with problem loan disposals. Over the quarter ended September 30, 2009, the Company collected $1.3 million of delinquent interest and prepayment penalties, $151,000 of late charges and $352,000 of reimbursed legal expenses in connection with problem loan disposals. The after tax impact of such items totaled $1.1 million. Our annualized return on average assets was 1.15% for the quarter ended September 30, 2010 and 0.92% (0.69% normalized) for the corresponding 2009 quarter. A reconciliation of actual results for the three months ended September 30, 2009 to normalized, non-GAAP results (actual results adjusted for non-recurring items) for the same period is provided in the following table:

	Analysis of operating results adjusted for non-recurring revenues and
	expenses-Normalized (1)
	For the Three Months Ended September 30, 2009
		Income from Problem	Non-GAAP
	Actual GAAP Results	Loan Dispositions	Normalized (1)
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Interest income	$25,779	$(1,293)	$24,486
Interest expense	11,560		11,560

Net interest income	14,219	(1,293)	12,926

Provision for loan losses	2,550		2,550

Net interest income after provision for loan losses	11,669	(1,293)	10,376

Other income	2,546	(151)	2,395
Other expense	6,828	352	7,180

Income before income tax expense	7,387	(1,796)	5,591

Income tax expense	2,904	(706)	2,198

Net income	$4,483	$(1,090)	$3,393

Net income available to common shareholders	$4,382		$3,312

Earnings per share-basic & diluted	$0.08		$0.06

Return on average assets	0.92%		0.69%
Return on average equity	7.45%		5.64%
Net interest spread	2.75%		2.47%
Net interest margin	3.03%		2.76%

Total Interest Income. Total interest income increased by $3.0 million, or 11.5%, to $28.8 million for the three months ended September 30, 2010, from $25.8 million for the three months ended September 30, 2009. The majority of the increase was in interest on loans, which increased $3.0 million, or 14.1%, to $24.3 million for the three months ended September 30, 2010, from $21.3 million for the three months ended September 30, 2009. Over that same period, the average balance of loans increased by $227.8 million while the yield on the portfolio decreased 17 basis points on an actual basis. Included in interest on loans for the three months ended September 30, 2009 is $1.3 million of prior period and penalty interest recovered in conjunction with problem loan disposals. Excluding these non-recurring 2009 recoveries, interest income on mortgage loans increased $4.3 million and the average yield increased 22 basis points. Interest on securities AFS increased by $621,000, or 38.8%, to $2.2 million for the three months ended September 30, 2010, from $1.6 million for the three months ended September 30, 2009. The average balance of securities AFS increased $127.4 million over that same period. The yield on the portfolio decreased by 33 basis points primarily due to current market rates as well as the conservative structure of the new investments. A portion of our excess liquidity has been deployed in securities classified as AFS as they provide one of the better risk/reward profiles based on the projected cash needs of the Company. Such investments are typically callable notes of government sponsored agencies with limited optionality and call features that increase the likelihood that the note would be called. Interest on MBS held to maturity (“HTM”) decreased by $538,000, or 52.2%, to $493,000 for the three months ended September 30, 2010, from $1.0 million for the three months ended September 30, 2009. Interest on MBS AFS decreased by $149,000, or 10.4%, to $1.3 million for the three months ended September 30, 2010, from $1.4 million for the three months ended September 30, 2009. The combined average balances of the two MBS portfolios decreased $3.2 million over the periods. Over the quarter ended September 30, 2010, the Company deployed a portion of its excess liquidity in MBS AFS. This trend is expected to continue. Certain short structures of MBS with limited extension risk issued by government sponsored agencies also provide reasonable risk/reward profiles based on the projected cash needs and interest rate risk position of the Company. Interest on federal funds sold and short term investments increased by $102,000 for the three months ended September 30, 2010, from $62,000 for the three months ended September 30, 2009. Although interest in this caption has increased on a year to year comparison, September 30, 2010 fed funds and short term investment balances decreased significantly as compared to the balance at June 30, 2010. The balance at June 30, 2010 is primarily due to the proceeds from the second step transaction. These funds are being deployed as quickly as possible while prudently following the disciplines of the Company’s investment policy.
Total Interest Expense. Total interest expense decreased by $2.1 million, or 18.2%, to $9.5 million for the three months ended September 30, 2010, from $11.6 million for the three months ended September 30, 2009. The decrease occurred primarily in deposits as interest expense on borrowings was relatively stable. Interest expense on deposits decreased by $2.0 million, or 32.4%, to $4.3 million for the three months ended September 30, 2010, from $6.3 million for the three months ended September 30, 2009. The average balance of deposits increased by $119.4 million and the average cost of these funds decreased 83 basis points over this period. Market interest rates allowed the Bank to reprice many maturing time deposits, as well as other interest bearing deposits, at lower rates, decreasing the cost of funds. The Company also succeeded in growing core deposits, particularly money market accounts. The average balance of money market accounts grew $75.8 million over the periods. Interest expense on borrowings was essentially stable, the average balance decreased $13.4 million and the cost increased 6 basis points.

Net Interest Income Before Provision for Loan Losses. Net interest income increased by $5.1 million, or 35.8%, to $19.3 million for the three months ended September 30, 2010, from $14.2 million for the three months ended September 30, 2009. As indicated in the table below, the Company’s spread and margin increased steadily over the 2010 fiscal year but decreased over the three months ended September 30, 2010 primarily due to the increased investment in fed funds and short term investment balances. The Company is emphasizing structure and safety in its new investment purchases over return. Consequently, most new investment purchases are providing a yield between 1.00% and 2.00%. The Company’s net interest rate spread decreased to 2.72% and margin increased to 3.25% for the three months ended September 30, 2010, from 2.75% and 3.03% for the three months ended September 30, 2009, respectively. On a normalized basis (excluding the impact of the recoveries associated with the problem loan disposals of $1.3 million), the Company’s net interest rate spread and margin for the three months ended September 30, 2009 were 2.47% and 2.76%, respectively. The Company’s net interest rate spread and net interest margin were negatively impacted in both periods due to the impact of nonaccrual loans. The Company’s net interest income was $765,000 and $1.3 million lower for both the three months ended September 30, 2010 and 2009, respectively, due to the impact of nonaccrual loans.

	Non-GAAP
	Normalized
Quarter Ended	Spread	Margin
September 30, 2010	2.72%	3.25%
June 30, 2010	3.17%	3.41%
March 31, 2010	3.05%	3.29%
December 31, 2009	2.75%	3.02%
September 30, 2009	2.47%	2.76%
The increases during fiscal 2010 were primarily due to the low interest rate environment and steep yield curve, which allowed the Company to reprice deposits at lower rates with a lesser impact on loan rates. The Company believes that the majority of the deposit portfolio has repriced at lower rates but the downward pressure on loan rates remains. The actual spread and margin for the periods ended March 31, 2010 and September 30, 2009 were higher than the amounts shown in the table above due to the exclusion of non-recurring income received in conjunction with problem loan disposals. See “Net Income”.
Provision for Loan Losses. The Company recorded provisions for loan losses of $2.0 million for the three months ended September 30, 2010 as compared to $2.6 million for the three months ended September 30, 2009. A rollforward of the allowance for loan losses for the three months ended September 30, 2010 and 2009 is presented below:

	Three months ended September 30,
	2010	2009
	(In thousands)

Balance at beginning of period	$25,902	$20,680
Provisions charged to operations	2,000	2,550
Recoveries of loans previously charged off	—	—
Loans charged off	(895)	(2,065)

Balance at end of period	$27,007	$21,165

Allowance for loan losses to total loans	1.76%	1.55%
Net charge-offs to average loans outstanding, annualized	0.23%	0.62%

The delinquency and nonaccrual totals, along with charge-offs and macro economic factors, remain the primary contributors to the current level of provision for loan losses. Loan growth was also a component of the provision for loan losses.
Other Income. Other income decreased by $816,000 to $1.7 million for the three months ended September 30, 2010, from $2.5 million for the three months ended September 30, 2009. The decrease was due to several components. Service charges decreased by $141,000 to $287,000 for the three months ended September 30, 2010, from $428,000 for the three months ended September 30, 2009, primarily due to payment of late charges during the 2009 period on problem loan disposals. Net income from investments in real estate joint ventures decreased by $318,000 to $34,000 for the three months ended September 30, 2010, from net income of $352,000 for the three months ended September 30, 2009. The change is due to significantly reduced income at one commercial property due to a flood. Repairs and improvements have been made at this property. While the return to normal operations and cash flows at this property is proceeding slower than originally expected, resumption of these items is anticipated during the December 2010 quarter. The remaining decrease is due to a $1.0 million gain on the sale of a commercial office property, during the three months ended September 30, 2009, that had been held and operated as a real estate investment. The 2009 gain is partially offset by a $718,000 net gain realized on the sale of real estate owned during the three months ended September 30, 2010. The vast majority of these items are considered non-recurring.
Operating Expenses. Operating expenses increased by $900,000 to $7.7 million for the three months ended September 30, 2010, from $6.8 million for the three months ended September 30, 2009. The increase was primarily in other expenses which increased by $819,000 to $1.4 million for the three months ended September 30, 2010, from $540,000 for the three months ended September 30, 2009. The increase was primarily due to increases in problem loan expenses and REO operations of $540,000 and $221,000, respectively. Compensation, payroll taxes and fringe benefits increased $199,000 primarily due to a direct increase in payroll expense of $259,000 and increased expenses and accruals associated with the Company’s qualified and nonqualified benefit plans of $302,000. These increases were partially offset by a $376,000 decrease in the cost associated with the Company’s stock benefit plan. A significant portion of awards and options granted under this plan fully vested in June 2010 and the expenses associated with the vested shares were recorded at that time. Federal deposit insurance premiums decreased $236,000 over the periods primarily due to decreased FDIC insurance rates based on our increased capital levels.
Income Tax Expense. Income tax expense for the three months ended September 30, 2010 was $4.2 million on pre-tax income of $11.3 million, resulting in an effective tax rate of 36.8%. Income tax expense for the three months ended September 30, 2009 was $2.9 million on pre-tax income of $7.4 million, resulting in an effective tax rate of 39.3%. The Company has implemented various strategic objectives and one of the consequences of their implementation is an anticipated reduction in the Company’s fiscal 2011 effective tax rate.
Liquidity and Capital Resources
The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank (“FHLB”) borrowings and investment maturities. While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including an overnight line of credit and advances from the FHLB.

At September 30, 2010, the Company had no overnight borrowings from the FHLB. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total borrowings of $494.7 million at September 30, 2010 and $496.0 million at June 30, 2010. The Company’s total borrowings at September 30, 2010, consisted of the $494.7 million in longer term borrowings with the FHLB. In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At September 30, 2010, outstanding commitments to originate loans totaled $77.1 million and outstanding commitments to extend credit totaled $69.6 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $508.5 million at September 30, 2010. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.
On September 29, 2009, the Federal Deposit Insurance Corporation issued a rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. On December 30, 2009, the Company paid $8.2 million in estimated assessments, of which $6.2 million is prepaid.
As of September 30, 2010, the Company and Bank exceeded all regulatory capital requirements as follows:

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital (to risk-weighted assets)	$666,556	38.7%	$137,768	8.0%
Tier I capital (to risk-weighted assets)	644,962	37.5	68,884	4.0
Tier I capital (to average assets)	644,962	26.0	99,102	4.0

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Total capital (to risk-weighted assets)	$415,642	24.6%	$134,936	8.0%
Tier I capital (to risk-weighted assets)	394,349	23.4	67,468	4.0
Tier I capital (to average assets)	394,349	16.0	98,668	4.0
Critical Accounting Policies
Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended June 30, 2010, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated Balance Sheets at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodologies used to determine the allowance for loan losses and judgments regarding the valuation of intangible assets and securities as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors. For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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
We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:
(i)	originating multi-family and commercial real estate loans that generally tend to have shorter interest duration and generally reset at five years;
(ii)	investing in shorter duration mortgage-backed securities and securities with call provisions that are considered likely to be invoked; and
(iii)	obtaining general financing through longer-term Federal Home Loan Bank advances.
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
Net Portfolio Value. We compute the amounts by which the net present value of cash flow from assets, liabilities and off balance sheet items (the institution’s net portfolio value or “NPV”) would change in the event of a range of assumed changes in market interest rates. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the “Change in Interest Rates” column below.

The table below sets forth, as of September 30, 2010, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present
				Value of Assets (3)
					Increase
Change in Interest	Estimated NPV	Estimated Increase (Decrease) in NPV			(Decrease)
Rates (basis points) (1)	(2)	Amount	Percent	NPV Ratio (4)	(basis points)
(Dollars in thousands)

+200	$618,171	$(99,505)	(13.9)%	25.7%	(195)
+100	668,631	(49,045)	(6.8)	26.7	(90)
0	717,676	—	0.0	27.6	0
-100	760,366	42,690	5.9	28.4	84

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at September 30, 2010, in the event of a 100 basis point decrease in interest rates, we would experience a 5.9% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 13.9% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.
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
Item 4. Controls and Procedures
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There were no significant changes made in the Company’s internal controls over financial reporting or in other factors that could significantly affect the Company’s internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Part II — Other Information
Item 1. Legal Proceedings
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.
Item 1A. Risk Factors
There have been no material changes from those risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2010. In addition to the risks disclosed in the annual report and the other risks described in this quarterly report, there may also be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. As a result, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risks disclosed are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.
(b)	Use of Proceeds. Not applicable.
(c)	Repurchase of Our Equity Securities. There were no repurchases of our equity s securities during the period covered by this report.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Reserved
Item 5. Other Information
Not applicable

Item 6. Exhibits
The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Charter of Oritani Financial Corp. *

3.2	Bylaws of Oritani Financial Corp. *

4	Form of Common Stock Certificate of Oritani Financial Corp. *

10.1	Employment Agreement between Oritani Financial Corp. and Kevin J. Lynch**, ****

10.2	Form of Employment Agreement between Oritani Financial Corp. and executive officers**,****

10.3	Oritani Bank Director Retirement Plan**, ****

10.4	Oritani Bank Benefit Equalization Plan**, ****

10.5	Oritani Bank Executive Supplemental Retirement Income Agreement**, ****

10.6	Form of Employee Stock Ownership Plan**, ****

10.7	Director Deferred Fee Plan**, ****

10.8	Oritani Financial Corp. 2007 Equity Incentive Plan**, ***

14	Code of Ethics***

21	Subsidiaries of Registrant**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of Oritani Financial Corp. (file no. 333-165226), originally filed with the Securities and Exchange Commission on March 5, 2010.

**
Incorporated by reference to the Registration Statement on Form S-1 of Oritani Financial Corp. (file no. 333-137309), originally filed with the Securities and Exchange Commission on September 14, 2006.

***	Available on our website www.oritani.com

****	Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORITANI FINANCIAL CORP.
Date: November 8, 2010	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date: November 8, 2010	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer