Form 10-Q
period 2010-12-31
Oritani Financial Corp
filed 2011-02-09
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of February 9, 2011, there were 56,202,485 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

Oritani Financial Corp.
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,	June 30,
	2010	2010
	(unaudited)
Assets
Cash on hand and in banks	$5,634	$6,511
Federal funds sold and short term investments	697	339,828

Cash and cash equivalents	6,331	346,339

Loans, net	1,631,425	1,505,880
Securities available for sale, at market value	314,661	358,723
Mortgage-backed securities held to maturity, market value of $55,081 and $68,622 at December 31, 2010 and June 30, 2010, respectively	53,484	66,468
Mortgage-backed securities available for sale, at market value	419,571	78,477
Loans held for sale, at fair value	9,484	—
Bank Owned Life Insurance (at cash surrender value)	31,088	30,529
Federal Home Loan Bank of New York stock (“FHLB”), at cost	30,756	25,081
Accrued interest receivable	9,493	9,425
Investments in real estate joint ventures, net	5,449	5,562
Real estate held for investment	1,182	1,221
Real estate owned	6,102	3,031
Office properties and equipment, net	14,688	14,832
Deferred tax assets, net	27,091	23,154
Other assets	8,306	8,698

Total Assets	$2,569,111	$2,477,420

Liabilities
Deposits	$1,255,972	$1,289,746
Borrowings	621,680	495,552
Advance payments by borrowers for taxes and insurance	12,056	11,060
Official checks outstanding	4,496	4,742
Other liabilities	32,965	32,927

Total liabilities	1,927,169	1,834,027

Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,202,485 issued and outstanding at December 31, 2010 and June 30, 2010	562	562
Additional paid-in capital	488,835	488,684
Unallocated common stock held by the employee stock ownership plan	(29,421)	(30,033)
Retained income	187,228	182,172
Accumulated other comprehensive (loss) income, net of tax	(5,262)	2,008

Total stockholders’ equity	641,942	643,393

Total Liabilities and Stockholders’ Equity	$2,569,111	$2,477,420

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Income
Three and Six Months Ended December 31, 2010 and 2009 (unaudited)
(in thousands, except per share data).

	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009

Interest income:
Interest on mortgage loans	$24,695	$20,775	$48,991	$42,065
Interest on securities held to maturity and dividends on FHLB stock	410	360	702	717
Interest on securities available for sale	1,906	2,136	4,129	3,738
Interest on mortgage-backed securities held to maturity	412	887	905	1,918
Interest on mortgage-backed securities available for sale	1,887	1,281	3,175	2,718
Interest on federal funds sold and short term investments	27	28	191	90

Total interest income	29,337	25,467	58,093	51,246

Interest expense:
Deposits	3,827	5,810	8,095	12,123
Borrowings	5,223	5,247	10,408	10,494

Total interest expense	9,050	11,057	18,503	22,617

Net interest income before provision for loan losses	20,287	14,410	39,590	28,629

Provision for loan losses	2,500	2,500	4,500	5,050

Net interest income	17,787	11,910	35,090	23,579

Other income:
Service charges	400	328	687	756
Real estate operations, net	251	321	599	710
Income from investments in real estate joint ventures	205	256	239	608
Bank-owned life insurance	278	294	559	588
Net gain on sale of assets	—	—	718	1,043
Net (loss) gain on sales of and writedowns of securities	—	(191)	13	(190)
Other income	52	59	101	98

Total other income	1,186	1,067	2,916	3,613

Other expenses:
Compensation, payroll taxes and fringe benefits	5,249	5,458	10,206	10,216
Advertising	183	169	360	329
Office occupancy and equipment expense	557	575	1,151	1,104
Data processing service fees	296	279	599	546
Federal insurance premiums	331	585	669	1,159
Real estate owned operations	115	212	346	222
Other expenses	1,030	888	2,158	1,418

Total operating expenses	7,761	8,166	15,489	14,994

Income before income tax expense	11,212	4,811	22,517	12,198
Income tax expense	4,116	1,882	8,271	4,786

Net income	$7,096	$2,929	$14,246	$7,412

Net income available to common stockholders	$7,096	$2,822	$14,246	$7,206

Basic and fully diluted income per common share	$0.13	$0.05	$0.27	$0.13

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Stockholders’ Equity
Six Months ended December 31, 2010 and 2009 (unaudited)
(In thousands)

						Accumu-
						lated
				Un-		other
				allocated		compre-
				common		hensive	Total
		Additional		stock		(loss)	stock-
	Common	paid-in	Treasury	held by	Retained	income,	holders’
	stock	capital	stock	ESOP	income	net of tax	equity
Balance at June 30, 2009	$130	$130,375	$(53,418)	$(13,909)	$176,199	$721	$240,098
Comprehensive income:
Net income	—	—	—	—	7,412	—	7,412
Unrealized holding gain on securities available for sale arising during year, net of tax	—	—	—	—	—	265	265
Reclassification adjustment for losses included in net income, net of tax	—	—	—	—	—	58	58
Amortization related to post-retirement obligations, net of tax	—	—	—	—	—	70	70

Total comprehensive income							7,805
Cash dividend declared	—	—	—	—	(1,083)	—	(1,083)
Purchase of treasury stock	—	—	(1,231)	—	—	—	(1,231)
Compensation cost for stock options and restricted stock	—	1,782	—	—	—	—	1,782
ESOP shares allocated or committed to be released	—	140	—	397	—	—	537
Tax benefit from stock-based compensation	—	42	—	—	—	—	42

Balance at December 31, 2009	$130	$132,339	$(54,649)	$(13,512)	$182,528	$1,114	$247,950

Balance at June 30, 2010	$562	$488,684	$—	$(30,033)	$182,172	$2,008	$643,393
Comprehensive income:
Net income	—	—	—	—	14,246	—	14,246
Unrealized holding loss on securities available for sale arising during year, net of tax	—	—	—	—	—	(7,368)	(7,368)
Reclassification adjustment for losses included in net income, net of tax	—	—	—	—	—	8	8
Amortization related to post-retirement obligations, net of tax	—	—	—	—	—	90	90

Total comprehensive income							6,976
Cash dividend declared	—	—	—	—	(9,190)	—	(9,190)
Compensation cost for stock options and restricted stock	—	10	—	—	—	—	10
ESOP shares allocated or committed to be released	—	156	—	612	—	—	768
Exercise of stock options	—	(15)	—	—	—	—	(15)

Balance at December 31, 2010	$562	$488,835	$—	$(29,421)	$187,228	$(5,262)	$641,942

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended
	December 31,
	2010	2009
	(in thousands)
Cash flows from operating activities:
Net income	$14,246	$7,412
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	778	2,319
Depreciation of premises and equipment	435	395
Amortization and accretion of premiums and discounts, net	75	1
Provision for losses on loans	4,500	5,050
Amortization and accretion of deferred loan fees, net	(465)	(457)
Decrease (increase) in deferred taxes	1,126	(1,338)
Impairment charge on securities	—	202
Gain on sale of securities	(13)	(12)
Gain on sale of assets	—	(1,043)
Gain on sale of real estate owned	(718)	—
Writedown of real estate owned	214	212
Increase in cash surrender value of bank owned life insurance	(559)	(588)
Increase in accrued interest receivable	(68)	(819)
Decrease (increase) in other assets	561	(6,509)
(Decrease) increase in other liabilities	(119)	3,596

Net cash provided by operating activities	19,993	8,421

Cash flows from investing activities:
Net increase in loans receivable	(132,732)	(84,245)
Purchase of mortgage loans	(9,848)	(3,694)
Proceeds from sales of mortgage loans	—	4,000
Purchase of securities available for sale	(197,485)	(251,027)
Purchase of mortgage-backed securities held to maturity	(5,010)	—
Purchase of mortgage-backed securities available for sale	(397,692)	—
Principal payments on mortgage-backed securities held to maturity	18,054	23,075
Principal payments on mortgage-backed securities available for sale	48,411	24,042
Proceeds from calls and maturities of securities available for sale	236,880	75,000
Proceeds from sales of mortgage-backed securities held to maturity	—	9,361
Proceeds from sales of mortgage-backed securities available for sale	—	6,087
Proceeds from sales of securities available for sale	250	500
Purchase (redemption) of Federal Home Loan Bank of New York stock	(5,675)	68
Proceeds from sale of real estate owned	949	—
Proceeds from sale of real estate held for investment	—	1,182
Additional investment in real estate held for investment	(49)	(42)
Additional investment in real estate joint ventures	(150)	(387)
Distributions received from real estate joint ventures	262	309
Purchase of fixed assets	(311)	(1,348)

Net cash used in investing activities	(444,146)	(197,119)

Cash flows from financing activities:
Net (decrease) increase in deposits	(33,774)	82,877
Purchase of treasury stock	—	(1,231)
Dividends paid to shareholders	(9,190)	(1,521)
Tax benefit from stock-based compensation	—	42
Exercise of stock options	(15)	—
Increase in advance payments by borrowers for taxes and insurance	996	1,046
Proceeds from borrowed funds	209,450	—
Repayment of borrowed funds	(83,322)	(1,552)

Net cash provided by financing activities	84,145	79,661

Net decrease in cash and cash equivalents	(340,008)	(109,037)
Cash and cash equivalents at beginning of period	346,339	135,369

Cash and cash equivalents at end of period	$6,331	$26,332

Supplemental cash flow information:
Cash paid during the period for:
Interest	$18,489	$22,766
Income taxes	$4,629	$2,674
Noncash transfer
Loans receivable transferred to real estate owned	$6,316	$812
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
In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the six month period ended December 31, 2010 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2011.
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
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at December 31, 2010 and June 30, 2010 and in the Consolidated Statements of Income for the three and six months ended December 31, 2010 and 2009. Actual results could differ significantly from those estimates.
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
2. Earnings Per Share
Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. ASC 260, “Earnings Per Share”, provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We determined that the nonvested restricted stock awards outstanding at December 31, 2009, all of which vested upon completion of the second step transaction, were participating securities. Accordingly, earnings per common share is computed using the two-class method. The weighted average common shares outstanding includes the average number of shares of common stock outstanding and allocated or committed to be released Employee Stock Ownership Plan shares.

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

	For the Three Months		For the Six Months
	ended December 31,		ended December 31,
	2010	2009	2010	2009
	(in thousands, except earnings per share data)

Net income	$7,096	$2,929	$14,246	$7,412
Undistributed earnings allocated to unvested restricted awards	—	(107)	—	(206)

Net income available to common shareholders	$7,096	$2,822	$14,246	$7,206

Weighted average common shares outstanding — basic	52,645	53,532	52,626	55,107
Effect of dilutive non-vested shares and stock options outstanding	157	—	—	—

Weighted average common shares outstanding — diluted	52,802	53,532	52,626	55,107

Earnings per share-basic	$0.13	$0.05	$0.27	$0.13

Earnings per share-diluted	$0.13	$0.05	$0.27	$0.13

3. Stock Transactions
Oritani Financial Corp. (“the Company”) is a Delaware corporation that was incorporated in March 2010 to be the successor to Oritani Financial Corp. (Oritani-federal), a federal corporation and the former stock holding company for Oritani Bank, upon completion of the second step transaction of Oritani Financial Corp., MHC, the former mutual holding company parent. The conversion was completed on June 24, 2010. The Company sold a total of 41,363,214 shares of common stock at $10.00 per share in the related offering. Concurrent with the completion of the offering, shares of Oritani-federal common stock owned by public stockholders were exchanged for 1.50 shares of the Company’s common stock. In lieu of fractional shares, shareholders were paid in cash. The Company also issued 481,546 shares of common stock for the accelerated vesting of restricted stock awards triggered by the conversion. As a result of the offering, the exchange, and the shares issued due to the accelerated vesting of stock awards, as of June 30, 2010, the Company had 56,202,485 shares of common stock outstanding. Net proceeds from the offering were $401.8 million. As a result of the conversion, all per share information for periods prior to the completed conversion has been revised to reflect the 1.50 -to- 1.0 exchange rate. This stock transaction is referred to as the “second step transaction” throughout this document.

4. Equity Incentive Plan
All stock awards granted under the 2007 Plan vested upon completion of the second step transaction. In addition, all of the options that were issued under the 2007 Plan, except for the 50,000 options issued subsequent to May 24, 2010, also vested upon completion of the second step transaction. Stock options generally vest over a five-year service period and expire ten years from issuance. Options vest immediately upon a change in control and expire 90 days after termination of service, excluding disability or retirement. The Company recognizes compensation expense for all option grants over the awards’ respective requisite service periods. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Since there is limited historical information on the volatility of the Company’s stock, management considered the average volatilities of similar entities for an appropriate period in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method. The Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option. The Company classified share-based compensation for employees and outside directors within “compensation and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid.
The fair value of the options was estimated using the Black-Scholes options-pricing model with the following assumptions:

	November	May
	2010	2010
Option shares granted	20,000	30,000
Expected dividend yield	4.33%	3.93%
Expected volatility	38.22%	37.79%
Risk-free interest rate	1.91%	2.53%
Expected option life	6.5	6.5
Stock-based compensation expense of $10,000 and $1.8 million was recognized for the six months ended December 31, 2010 and 2009, respectively.
The following is a summary of the Company’s stock option activity and related information for its options plan as of December 31, 2010 and changes therein during the three months then ended:

	Number of	Grant Date	Exercise	Contractual
	Stock Options	Fair Value	Price	Life (years)
Outstanding at June 30, 2010	2,792,588	$2.30	$10.43	7.9
Granted	20,000	2.73	11.11	10.0
Exercised	12,773	2.29	10.43	7.6
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at December 31, 2010	2,799,815	$2.30	$10.43	7.4

Exercisable at December 31, 2010	2,749,815

Expected future compensation expense related to the non-vested options outstanding as of December 31, 2010 is $119,000 over a weighted average period of 3.4 years.
5. Postretirement Benefits
The Company provides several post-retirement benefit plans to directors and to certain active and retired employees. The Company has a nonqualified Directors’ Retirement Plan (the Retirement Plan), a nonqualified Benefit Equalization Plan (BEP Plan) which provides benefits to employees who are disallowed certain benefits under the Company’s qualified benefit plans and a Post Retirement Medical Plan (the Medical Plan) for directors and certain eligible employees. Net periodic benefit costs for the three and six months ended December 31, 2010 and 2009 are presented in the following table (in thousands):

	BEP Plan and Retirement Plan
	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009
Service cost	$56	$54	$114	$127
Interest cost	73	85	147	158
Amortization of unrecognized:
Prior service cost	15	15	30	30
Net loss	33	23	67	39

Total	$177	$177	$358	$354

	Medical Plan
	Three months ended		Six months ended
	December 31,		December 31,
	2010	2009	2010	2009
Service cost	$22	$14	$43	$28
Interest cost	50	45	101	89
Amortization of unrecognized:
Prior service cost	—	—	—	—
Net loss	27	15	54	30

Total	$99	$74	$198	$147

6. Loans
Net Loans are summarized as follows:

	December 31, 2010	June 30, 2010
	(In thousands)
First mortgage loans:
One to four family	$201,293	$244,126
Multifmaily real estate	441,314	360,380
Commerical real estate	846,060	760,076

Total first mortgage real estate	1,488,667	1,364,582

Second mortgage and equity loans	43,138	48,110
Construction and land loans	106,556	102,137
Other loans	22,528	21,753

Total loans	1,660,889	1,536,582
Less:
Deferred loan fees, net	(5,283)	(4,800)
Allowance for loan losses	(24,181)	(25,902)

Net loans	$1,631,425	$1,505,880

Loans held for sale amounted to $9.5 million and $0 at December 31, 2010, and June 30, 2010, respectively.
The Company’s allowance for loan losses is analyzed quarterly and many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other environmental factors. See discussion of delinquent loans in “Comparison of Financial Condition at December 31, 2010 and June 30, 2010.” There have been no material changes to the allowance for loan loss methodology disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2010.
The activity in the allowance for loan losses for the three and six months ended December 31, 2010 is summarized as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	(In thousands)		(In thousands)
	2010	2009	2010	2009
Balance at beginning of period	$27,007	$21,165	$25,902	$20,680
Provisions for loan losses	2,500	2,500	4,500	5,050
Recoveries of loans previously charged off	80	3	80	3
Loans charged off	(5,406)	(1,504)	(6,301)	(3,569)

Balance at end of period	$24,181	$22,164	$24,181	$22,164

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment.

				Second
			Commercial	mortgage and	Construction
	Residential	Multifamily	Real Estate	equity loans	and land loans	Other loans	Unallocated	Total
	At December 31, 2010
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$47	$—	$93	$—	$—	$140
Collectively evaluated for impairment	1,473	1,952	13,817	401	3,844	611	1,943	24,041

Total	$1,473	$1,952	$13,864	$401	$3,937	$611	$1,943	$24,181

Loans receivables:
Individually evaluated for impairment	$—	$—	$816	$—	$9,709	$1,500	$—	$12,025
Collectively evaluated for impairment	201,293	441,314	845,244	43,138	96,847	21,028	—	1,648,864

Total	$201,293	$441,314	$846,060	$43,138	$106,556	$22,528	$—	$1,660,889

The Company continuously monitors the credit quality of its loan receivables in an ongoing manner. In addition to internal staff, the Company utilizes the services of a third party loan review firm to rate the credit quality of its loan receivables. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified as “Satisfactory” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Pass/Watch” have generally acceptable asset quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such characteristics include strained liquidity, slow pay, stale financial statements or other circumstances requiring greater attention from bank staff. We classify an asset as “Special Mention” if the asset has a potential weakness that warrants management’s close attention. Such weaknesses, if left uncorrected may result in the deterioration of the repayment prospects of the asset. An asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Included in the Substandard caption at December 31, 2010 are all loans that were past due 90 days (or more) and all impaired loans. The following table provides information about the loan credit quality at December 31, 2010:

	Credit Quality Indicator at December 31, 2010
			Special
	Satisfactory	Pass/Watch	Mention	Substandard	Total
First mortgage loan balaces:
One to four family	$194,071	$3,882	2,846	494	$201,293
Multifamily	428,476	8,209	4,250	379	441,314
Commercial real estate	781,280	17,735	23,954	23,091	846,060
Second mortgage and equity loans	42,683	250	—	205	43,138
Construction and land loans	82,777	5,401	3,188	15,190	106,556
Other loans	18,499	2,332	197	1,500	22,528

Total	$1,547,786	$37,809	$34,435	$40,859	$1,660,889

The following table provides an analysis of the age of the recorded investment in loans that are past due at the end of the period.

	At December 31, 2010
		60-89	Greater
	30-59 Days	Days Past	Than 90	Total Past
	Past Due	Due	Days	Due	Current	Total Loans	Nonaccrual
First mortgage loan balaces:
One to four family	$1,086	773	494	$2,353	198,940	$201,293	494
Multifamily	54	818	233	1,105	440,209	441,314	233
Commercial real estate	12,961	575	16,819	30,355	815,705	846,060	16,819
Second mortgage and equity loan	359	137	204	700	42,438	43,138	204
Construction and land loans	—	—	7,305	7,305	99,251	106,556	7,305
Other loans	—	134	—	134	22,394	22,528	—

Total	$14,460	$2,437	$25,055	$41,952	$1,618,937	$1,660,889	$25,055

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. At December 31, 2010 impaired loans were primarily collateral-dependent and totaled $12.0 million of which $3.5 million of impaired loans had a specific allowance for credit losses of $140,000 and $8.5 million of impaired loans had no specific allowance for credit losses. At June 30, 2010 impaired loans were primarily collateral dependent and totaled $21.9 million, of which $17.0 million of impaired loans had a related allowance for credit losses of $1.4 million and $4.9 million of impaired loans had no related allowance for credit losses.
The following table provides information about the Company’s impaired loans at December 31, 2010:

		Unpaid		Average	Interest
	Recorded	Principle		Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Commercial real estate	769	816	47	809	—
Construction and land loans	9,616	9,709	93	10,026	73
Other loans	1,500	1,500	—	1,500	38

Total	$11,885	$12,025	$140	$12,335	$111

Troubled debt restructured loans are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period. Included in impaired loans at December 31, 2010 are $6.4 million of loans which are deemed troubled debt restructurings. These loans are performing under the restructured terms and are accruing interest. The Company had no troubled-debt restructurings at June 30, 2010.

7. Mortgage-backed Securities Held to Maturity
The following is a comparative summary of mortgage-backed securities held to maturity at December 31, 2010 and June 30, 2010:

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Mortgage-backed securities:
FHLMC	$9,996	474	—	10,470
FNMA	22,669	639	—	23,308
GNMA	2,128	34	—	2,162
CMO	18,691	450	—	19,141

	$53,484	1,597	—	55,081

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Mortgage-backed securities:
FHLMC	$11,449	566	—	12,015
FNMA	21,593	755	—	22,348
GNMA	2,282	34	—	2,316
CMO	31,144	799	—	31,943

	$66,468	2,154	—	68,622

The Company did not sell any mortgage-backed securities held to maturity during the six months ended December 31, 2010. Mortgage-backed securities with fair values of $47.8 million and $67.8 million at December 31, 2010 and June 30, 2010, respectively, were pledged to FHLB of New York (FHLBNY) as collateral for advances. The Company did not record other than temporary impairment charges on securities held to maturity during the six months ended December 31, 2010 or 2009.
The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
At December 31, 2010 and June 30, 2010, there were no gross unrealized losses on mortgage-backed securities held to maturity.

8. Securities and Mortgage-Backed Securities Available for Sale
The following is a comparative summary of securities and mortgage-backed securities available for sale at December 31, 2010 and June 30, 2010:

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value
	(In thousands)
Securities available for sale
U.S. Government and federal agency obligations
Due in one year or less	$10,000	33	—	10,033
Due in one to five years	274,812	600	3,000	272,412
Due in five to ten years	23,469	76	—	23,545
Corporate bonds	2,000	54	—	2,054
Mutual funds	4,434	266		4,700
Equity securities	1,763	192	38	1,917

	$316,478	1,221	3,038	314,661

Mortgage-backed securities:
FHLMC	$13,189	717	—	13,906
FNMA	30,295	923	111	31,107
CMO	380,712	607	6,761	374,558

	$424,196	2,247	6,872	419,571

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale
U.S. Government and federal agency obligations
Due in one or less	$10,000	183	—	10,183
Due in one to five years	325,970	2,215	—	328,185
Due in five to ten years	11,500	91	—	11,591
Corporate bonds	2,000	72	—	2,072
Mutual funds	4,671	266	—	4,937
Equity securities	1,763	74	82	1,755

	$355,904	2,901	82	358,723

Mortgage-backed securities:
FHLMC	$17,988	1,073	—	19,061
FNMA	22,869	1,192	41	24,020
GNMA	—	—	—	—
CMO	34,399	997	—	35,396

	$75,256	3,262	41	78,477

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
The Company did not sell any available for sale securities during the six months ended December 31, 2010 and 2009. The Mutual Fund caption relates to holdings of shares in an Asset Management Fund with underlying investments in adjustable rate mortgages. There were no impairment charges on this security for the six months ended December 31, 2010 and 2009. Proceeds from the sale of the mutual fund were $250,000 and $500,000 for six months ending December 31, 2010 and 2009, respectively. The Company recognized gains from the sale of mutual funds of $13,000 and $12,000 for the six months ended December 31, 2010 and 2009, respectively. The Equity securities caption relates to holdings of shares in financial institutions common stock. There were no impairment charges on these securities for the six months ended December 31, 2010. The company recorded a non-cash impairment charge to earnings of $202,000 for the six months ended December 31, 2009 on equity securities. Available for sale securities with fair values of $253.5 million and $266.4 million at December 31, 2010 and June 30, 2010, respectively, were pledged to the FHLBNY as collateral for advances.
Gross unrealized losses on securities and mortgage-backed securities available for sale and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and June 30, 2010 were as follows:

	December 31, 2010
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	market value	losses	market value	losses	market value	losses
	(In thousands)
Securities available for sale:
U.S. Government and federal agency obligations	$161,006	3,000	—	—	161,006	3,000
Equity securities	1,089	38	—	—	1,089	38

	$162,095	3,038	—	—	162,095	3,038

Mortgage-backed securities:
FNMA	$15,019	111	—	—	15,019	111
CMO	$333,880	6,761	—	—	333,880	6,761

	$348,899	6,872	—	—	348,899	6,872

	June 30, 2010
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	market value	losses	market value	losses	market value	losses
	(In thousands)
Securities available for sale:
Equity securities	$998	82	—	—	998	82

	$998	82	—	—	998	82

Mortgage-backed securities:
FNMA	24,020	41	—	—	24,020	41

	$24,020	41	—	—	24,020	41

At December 31, 2010, management has evaluated the securities in the above table and has concluded that none of the securities with losses has impairments that are other-than-temporary. The Equity securities caption relates to holdings of shares in financial industry common stock. Management evaluated its portfolio of equity securities and, based on its evaluation of the financial condition and near-term prospects of an issuer, management believed that it could recover its investment in the security.
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

The following table sets forth the Company’s financial assets that were accounted for at fair values on a recurring basis as of December 31, 2010 and June 30, 2010 by level within the fair value hierarchy. As required by ASC 820, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurements (in thousands):

		Quoted Prices in	Significant
		Active Markets	Other
	Fair Value as of	for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Securities available for sale
U.S. Government and federal agency obligations	$305,990	$—	$305,990	$—
Corporate bonds	2,054	—	2,054	—
Mutual Funds	4,700	4,700	—	—
Equity Securities	1,917	1,917	—	—

Total securities available for sale	$314,661	$6,617	$308,044	$—

Mortgage-backed securities available for sale
FHLMC	13,906	—	13,906	—
FNMA	31,107	10,095	21,012	—
CMO	374,558	30,256	344,302	—

Total mortgage-backed securities available for sale	$419,571	$40,351	$379,220	$—

		Quoted Prices	Significant
		in Active	Other
	Fair Value as	Markets for	Observable	Unobservable
	of June 30,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Securities available for sale
U.S. Government and federal agency obligations	$349,959	$67,050	$282,909	$—
Corporate bonds	2,072	—	2,072	—
Mutual Funds	4,937	4,937	—	—
Equity Securities	1,755	1,755	—	—

Total securities available for sale	$358,723	$73,742	$284,981	$—

Mortgage-backed securities available for sale
FHLMC	19,061	—	19,061	—
FNMA	24,020	—	24,020	—
CMO	35,396	—	35,396	—

Total mortgage-backed securities available for sale	$78,477	$—	$78,477	$—

Also, the Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets.
The following table sets forth the Company’s financial assets that were accounted for at fair values on a nonrecurring basis as of December 31, 2010 and June 30, 2010 by level within the fair value hierarchy. As required by ASC 820, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurements (in thousands):

		Quoted Prices	Significant
		in Active	Other
	Fair Value as of	Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Assets:
Impaired loans:
Commercial real estate	$769	$—	$—	$769
Construction and land loans	9,616	—	—	9,616
Other loans	1,500	—	—	1,500

Total impaired loans	$11,885	—	—	11,885

Loans Held for sale	$9,484	$—	$—	$9,484

Real estate owned
One to four family	$318	$—	$—	$318
Commercial real estate	3,849	—	—	3,849
Construction and loan loans	1,935	—	—	1,935

Total real estate owned	$6,102	$—	$—	$6,102

	Fair Value as of	Quoted Prices	Significant	Unobservable
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Assets:
Impaired loans:
Commercial real estate	$5,454	$—	$—	$5,454
Construction and land loans	14,973	—	—	14,973

Total impaired loans	20,427	—	—	20,427
Real estate owned
Commercial real estate	$2,656	$—	$—	$2,656
Construction and loan loans	375	—	—	375

Total real estate owned	$3,031	$—	$—	$3,031

Impaired Loans: The Company had impaired loans with outstanding principal balances of $12.0 million and $21.9 million at December 31, 2010 and June 30, 2010, respectively, that were recorded at their estimated fair value (less cost to sell) of $11.9 million and $20.4 million at December 31, 2010 and June 30, 2010, respectively. Specific reserves for impaired loans totaled $140,000 at December 31, 2010 and $1.4 million at June 30, 2010. The Company recorded net impairment charges of $3.2 million and $2.7 million for the six months ended December 31, 2010 and 2009, respectively. Impaired loans are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date and are considered level 3 inputs.

Loans Held for Sale: The Company had loans held for sale of $9.5 million at December 31, 2010. There were no loans held for sale at June 30, 2010. Loans held for sale are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, including indicative sale values and are considered level 3 inputs.
Other Real Estate Owned: The Company had assets acquired through foreclosure or deed-in-lieu of foreclosure of $6.1 million at December 31, 2010 and $3.0 million at June 30, 2010. Other real estate owned is recorded at estimated fair value less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions. Subsequent valuation adjustments to other real estate owned totaled $214,000 for the six months ended December 31, 2010, reflective of continued deterioration in estimated fair values. Operating costs after acquisition are expensed.
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
Deposit Liabilities
The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, and NOW and money market accounts, is equal to the amount payable on demand as of December 31, 2010 and June 30, 2010. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.
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

	December 31, 2010		June 30, 2010
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In thousands)
Financial assets:
Cash and cash equivalents	$6,331	6,331	346,339	346,339
Securities available for sale	314,661	314,661	358,723	358,723
Mortgage-backed securities held to maturity	53,484	55,081	66,468	68,622
Mortgage-backed securities available for sale	419,571	419,571	78,477	78,477
Federal Home Loan Bank of New York stock	30,756	30,756	25,081	25,081
Loans,net	1,631,425	1,740,059	1,505,880	1,604,852
Loans held for sale	9,484	9,484	—	—

Financial liabilities — deposits	1,255,972	1,257,481	1,289,746	1,293,912
Financial liabilities — borrowings	621,681	662,646	495,552	549,967

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
11. Deposits
Deposits are summarized as follows:

	December 31, 2010	June 30, 2010
	(In thousands)

Checking accounts	$143,905	$131,029
Money market accounts	281,729	297,540
Savings accounts	148,602	146,675
Time deposits	681,736	714,502

Total deposits	$1,255,972	$1,289,746

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
13. Real Estate Joint Ventures, net and Real Estate Held for Investment
The Company accounts for investments in joint ventures under the equity method. The balance reflects the cost basis of investments, plus the Company’s share of income earned on the joint venture operations, less cash distributions, including excess cash distributions, and the Company’s share of losses on joint venture operations. Cash received in excess of the Company’s recorded investment in a joint venture is recorded as unearned revenue in other liabilities. The net book value of real estate joint ventures was $4.9 million and $5.0 million at December 31, 2010 and June 30, 2010, respectively.
Real estate held for investment includes the Company’s undivided interest in real estate properties accounted for under the equity method and properties held for investment purposes. Cash received in excess of the Company’s recorded investment for an undivided interest in real estate property is recorded as unearned revenue in other liabilities. The operations of the properties held for investment purposes are reflected in the financial results of the Company and included in the Other Income caption in the Income Statement. Properties held for investment purposes are carried at cost less accumulated depreciation. The net book value of real estate held for investment was $(147,000) and $(197,000) at December 31, 2010 and June 30, 2010, respectively.
14. Recent Accounting Pronouncements
In July 2010, the FASB issued Accounting Standards Update 2010-20, which amends ASC Topic 310 (Receivables) to require significant new disclosures about the credit quality of financing receivables and the allowance for credit losses. The objective of the new disclosures is to improve financial statement users’ understanding of (1) the nature of an entity’s credit risk associated with its financing receivables, and (2) the entity’s assessment of that risk in estimating its allowance for credit losses, as well as changes in the allowance and the reasons for those changes. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance (either by portfolio segment or by class of financing receivables). The required disclosures include, among other things, a rollforward of the allowance for credit losses by portfolio segment, as well as information about credit quality indicators and modified, impaired, non-accrual, and past due loans. The disclosures related to period-end information is required in all interim and annual reporting periods ending on or after December 15, 2010 (December 31, 2010 for the Bank). Disclosures of activity that occurs during a reporting period (e.g., loan modifications and the rollforward of the allowance for credit losses by portfolio segment) will be required in interim or annual periods beginning on or after December 15, 2010 (March 31, 2011 for the Bank). We adopted these requirements on December 31, 2010.
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
Overview
Oritani Financial Corp. (“the Company”) is a Delaware corporation that was incorporated in March 2010 to be the successor to Oritani Financial Corp. (“Oritani-Federal”), a federal corporation. Oritani-Federal is the former stock holding company for Oritani Bank. In conjunction with the second step transaction of Oritani Financial Corp., MHC, the former mutual holding company parent, Oritani-Federal ceased to exist and the Company became its successor. The second step transaction was completed on June 24, 2010. The Company sold a total of 41,363,214 shares of common stock at $10.00 per share in the related stock offering. Concurrent with the completion of the offering, shares of Oritani-Federal common stock owned by public stockholders were exchanged for 1.50 shares of the Company’s common stock. In lieu of fractional shares, shareholders were paid in cash. The Company also issued 481,546 shares of common stock for the accelerated vesting of restricted stock awards triggered by the conversion. As a result of the offering, the exchange, and shares issued due to the accelerated vesting, as of June 30, 2010, the Company had 56,202,485 shares outstanding. Net proceeds from the offering were $401.8 million. As a result of the conversion, all share information for periods prior to the conversion has been revised to reflect the 1.50- to- 1.0 exchange rate.

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
Comparison of Financial Condition at December 31, 2010 and June 30, 2010
Balance Sheet Summary
Total Assets. Total assets increased $91.7 million, or 3.7%, to $2.57 billion at December 31, 2010, from $2.48 billion at June 30, 2010. The increase was primarily in loans and mortgage-backed securities available for sale which were partially offset by decreases in cash and cash equivalents and securities available for sale.
Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) decreased $340.0 million, or 98.2%, to $6.3 million at December 31, 2010, from $346.3 million at June 30, 2010. The balance at June 30, 2010 was primarily due to the proceeds from the second step transaction. These funds were deployed as quickly as possible while prudently following the disciplines of the Company’s investment policy. These excess funds were fully deployed over the six month period. Management is striving to ultimately deploy the proceeds in loans. Until that is practical, excess funds have been deployed in securities available for sale and MBS available for sale. The MBS that are currently being purchased are securities of government sponsored agencies with a relatively short repayment windows and limited extension risk. While the yield on such securities is low, management is prioritizing structure over yield.
Net Loans. Loans, net increased $125.5 million to $1.63 billion at December 31, 2010, from $1.51 billion at June 30, 2010. The Company continued its emphasis on loan originations, particularly multifamily and commercial real estate loans. Loan originations totaled $244.0 million and purchases totaled $9.8 million for the six months ended December 31, 2010.

Delinquency and non performing asset information is provided below:

	12/31/2010	9/30/2010	6/30/2010	3/31/2010	12/31/2009
Delinquency Totals
	(in thousands)
30 - 59 days past due	$14,460	$9,306	$12,330	$6,670	$9,613
60 - 89 days past due	2,437	3,278	4,629	4,293	1,974
Nonaccrual	25,055	41,720	38,125	41,170	51,907

Total	$41,952	$54,304	$55,084	$52,133	$63,494

Non Performing Asset Totals
	(in thousands)
Nonaccrual loans, per above	$25,055	$41,720	$38,125	$41,170	$51,907
Real Estate Owned	6,102	5,074	3,031	434	600
Loans Held For Sale	9,484	—	—	—	—

Total	$40,641	$46,794	$41,156	$41,604	$52,507

Over the quarter ended December 31, 2010, total delinquent loans decreased $12.4 million; nonaccrual loans decreased $16.7 million and nonperforming assets decreased $6.1 million. The vast majority of the decrease in total delinquent loans and nonaccrual loans was due to the transfer of a construction loan to loans held for sale as described below. This loan had a balance of $14.4 million at September 30, 2010. All reserves against this loan were charged off and the remaining balance of $9.5 million was transferred to loans held for sale. In addition, a $3.7 million nonaccrual loan was disposed through a short sale of the underlying collateral with an $80,000 recovery. There were no disposals of real estate owned (“REO”) during the quarter. Three additional properties were acquired via deed in lieu of foreclosure over the quarter. Although the REO balance increased over the quarter, the Company has greater confidence regarding the disposal of REO properties versus nonaccrual loans as title to the property has been obtained and the disposal process is controlled by the Company. There was an increase in the 30-59 day past due total over the quarter. The increase is primarily due to three loans that total $7.4 million. Two of these three loans are now fully current. Management has met with the borrower of the third loan and currently expects the matter will be resolved prior to March 31, 2011. Included in loans at December 31, 2010 are $6.4 million of loans which are deemed troubled debt restructurings. These loans are performing under the restructured terms and are accruing interest. The Company had no troubled-debt restructurings at June 30, 2010.
A discussion of the significant components of the nonaccrual loan total at September 30 and December 31, 2010 follows. These loans have been discussed in prior public filings.
•
A condominium construction project in Northern New Jersey which totaled $14.4 million at September 30, 2010. As described in prior filings, the project is complete but Oritani has been unable to obtain certificates of occupancy (“CO’s”) from the municipality. CO’s are necessary to sell the residential units. While legal remedies remain a possibility, the Company has contracted with a marketing agent to solicit bids for the property. At September 30, 2010, there was a $2.0 million specific reserve on this loan. This specific reserve was increased by $2.9 million over the quarter ended December 31, 2010. The entire specific reserve was charged off as of December 31, 2010 and the loan was transferred to Loans held for sale at the remaining value of $9.5 million.

•
A $14.1 million loan secured by a multi-tenant commercial property in Hudson County, New Jersey. The borrower has experienced cash flow difficulties. As discussed in prior filings, Oritani has been in litigation with this borrower, foreclosure proceedings are continuing, summary judgment against the borrowers has been obtained and all tenant rent payments are being made directly to Oritani. The rents received were sufficient to make each of the monthly payments during the quarter. While various proposals to pay delinquent amounts and resolve this matter have been discussed, nothing satisfactory to Oritani has been proposed and Oritani is investigating alternate methods of disposing of this problem loan.

•
A $3.7 million warehouse participation loan that was a component of the September 30, 2010 nonaccrual total was disposed through a short sale of the underlying collateral over the quarter with an $80,000 recovery.

•
A $2.7 million construction loan for a luxury home in Morris County, New Jersey. Construction at the property ceased and foreclosure proceedings have commenced. The loan is classified as impaired as of December 31, 2010. In accordance with the results of the impairment analysis for this loan, based primarily on a recent appraisal, specific reserves totaling $93,000 have been recorded against this loan.

•
A $2.1 million residential construction loan for two luxury homes and an improved lot located in Essex County, New Jersey. Oritani currently expects to acquire title to these properties via deed in lieu of foreclosure during the quarter ending March 31, 2011. The loan was classified as impaired as of December 31, 2010. In accordance with the results of the impairment analysis for this loan, a $270,000 reserve was required. This amount was charged off as of December 31, 2010, which reduced the balance to $2.1 million.

•	There are eleven other smaller loans, totaling $6.2 million, classified as nonaccrual at December 31, 2010.
As discussed in prior filings, the Company has continued its aggressive posture toward delinquent borrowers. The Company realizes that this posture contributes to the high level of delinquencies but believes this is the most prudent path to addressing problem loans.
Securities Available For Sale. Securities AFS decreased $44.0 million to $314.7 million at December 31, 2010, from $358.7 million at June 30, 2010. The decrease was primarily due to security calls of $236.9 million partially offset by purchases of $197.5 million. See “Comparison of Operating Results for the Quarter Ended December 31, 2010 and 2009, Total Interest Income” for the Company’s rationale for investing in this investment option.
Mortgage-backed Securities Available For Sale. Mortgage-backed securities AFS increased $341.1 million to $419.6 million at December 31, 2010, from $78.5 million at June 30, 2010. See “Comparison of Operating Results for the Quarter Ended December 31, 2010 and 2009, Total Interest Income” for the Company’s rationale for investing in this investment option.
Real Estate Owned. Real estate owned (“REO”) increased $3.1 million to $6.1 million at December 31, 2010, from $3.0 million at June 30, 2010. The increase is due to the Bank acquiring title to five properties during the six months ended December 31, 2010 with book values of $6.3 million less write-downs of $214,000. The increase from acquisitions was offset by the sale of two REO properties with net book values of $3.0 million. Proceeds from the sale of REO were $3.7 million and a net gain of $718,000 was recognized.
Deposits. Deposits decreased $33.8 million, or 2.6%, to $1.26 billion at December 31, 2010, from $1.29 billion at June 30, 2010. Primarily due to the Company’s high liquidity position, many deposit products were repriced lower. This action helped reduce interest expense but also negatively impacted deposit balances. Strong deposit growth remains a strategic objective of the Company and is expected to return as excess liquidity is fully deployed. A new branch location is expected to open in early 2011.

Borrowings. Borrowings increased $126.1 million, or 25.5%, to $621.7 million at December 31, 2010, from $495.6 million at June 30, 2010. The increase is due to the Company’s usage of short term borrowings with a low cost, thereby increasing spread and margin. The Company expects to redeploy a portion of short term borrowings into longer term borrowings to protect against future increases in interest rates. This redeployment will increase the cost of the borrowings.
Stockholders’ Equity. Stockholders’ equity decreased $1.5 million to $641.9 million at December 31, 2010, from $643.4 million at June 30, 2010. The decrease was due to a decline in the fair value of the available for sale portfolio and dividends paid partially offset by net income for the six month period. The increase in interest rates that occurred in December, 2010 had a negative impact on the value of the available for sale portfolio. At December 31, 2010, there were 56,202,485 shares outstanding. Our book value per share was $11.42. Based on our December 31, 2010 closing price of $12.24 per share, the Company stock was trading at 1.07% of book value.

Average Balance Sheet for the Three and Six Months Ended December 31, 2010 and 2009
The following tables present certain information regarding Oritani Financial Corp.’s financial condition and net interest income for the three and six months ended December 31, 2010 and 2009. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	Average Balance Sheet and Yield/Rate Information
	For the Three Months Ended (unaudited)
	December 31, 2010			December 31, 2009
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans (1)	$1,590,622	$24,695	6.21%	$1,351,360	$20,775	6.15%
Securities held to maturity (2)	26,639	410	6.16%	25,498	360	5.65%
Securities available for sale	333,233	1,906	2.29%	296,328	2,136	2.88%
Mortgage backed securities held to maturity	48,362	412	3.41%	97,215	887	3.65%
Mortgage backed securities available for sale	356,186	1,887	2.12%	111,001	1,281	4.62%
Federal funds sold and short term investments	37,658	27	0.29%	27,669	28	0.40%

Total interest-earning assets	2,392,700	29,337	4.90%	1,909,071	25,467	5.34%

Non-interest-earning assets	104,458			88,733

Total assets	$2,497,158			$1,997,804

Interest-bearing liabilities:
Savings deposits	148,427	228	0.61%	145,908	325	0.89%
Money market	272,585	679	1.00%	253,462	993	1.57%
Checking accounts	161,790	215	0.53%	105,125	206	0.78%
Time deposits	688,411	2,705	1.57%	697,361	4,286	2.46%

Total deposits	1,271,213	3,827	1.20%	1,201,856	5,810	1.93%
Borrowings	530,173	5,223	3.94%	507,818	5,247	4.13%

Total interest-bearing liabilities	1,801,386	9,050	2.01%	1,709,674	11,057	2.59%

Non-interest-bearing liabilities	50,316			41,433

Total liabilities	1,851,702			1,751,107
Stockholders’ equity	645,456			246,697

Total liabilities and stockholders’ equity	$2,497,158			$1,997,804

Net interest income		$20,287			$14,410

Net interest rate spread (3)			2.89%			2.75%

Net interest-earning assets (4)	$591,314			$199,397

Net interest margin (5)			3.39%			3.02%

Average of interest-earning assets to interest-bearing liabilities			132.83%			111.66%

(1)	Includes loans held for sale and nonaccrual loans.

(2)	Includes Federal Home Loan Bank Stock.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

		Average Balance Sheet and Yield/Rate Information
	For the Six Months Ended (unaudited)
	December 31, 2010			December 31, 2009
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,570,361	$48,991	6.24%	$1,336,861	$42,065	6.29%
Securities held to maturity (2)	25,848	702	5.43%	25,513	717	5.62%
Securities available for sale	342,520	4,129	2.41%	260,372	3,738	2.87%
Mortgage backed securities held to maturity	54,040	905	3.35%	103,686	1,918	3.70%
Mortgage backed securities available for sale	263,451	3,175	2.41%	117,249	2,718	4.64%
Federal funds sold and short term investments	129,259	191	0.30%	48,471	90	0.37%

Total interest-earning assets	2,385,479	58,093	4.87%	1,892,152	51,246	5.42%

Non-interest-earning assets	101,874			86,387

Total assets	$2,487,353			$1,978,539

Interest-bearing liabilities:
Savings deposits	148,133	486	0.66%	146,313	675	0.92%
Money market	284,860	1,430	1.00%	237,403	2,008	1.69%
Checking accounts	150,696	453	0.60%	101,795	404	0.79%
Time deposits	698,248	5,726	1.64%	702,046	9,036	2.57%

Total deposits	1,281,937	8,095	1.26%	1,187,557	12,123	2.04%
Borrowings	512,603	10,408	4.06%	508,145	10,494	4.13%

Total interest-bearing liabilities	1,794,540	18,503	2.06%	1,695,702	22,617	2.67%

Non-interest-bearing liabilities	48,019			39,125

Total liabilities	1,842,559			1,734,827
Stockholders’ equity	644,794			243,712

Total liabilities and stockholder’s equity	$2,487,353			$1,978,539

Net interest income		$39,590			$28,629

Net interest rate spread (3)			2.81%			2.75%

Net interest-earning assets (4)	$590,939			$196,450

Net interest margin (5)			3.32%			3.03%

Average of interest-earning assets to interest-bearing liabilities			132.93%			111.59%

(1)	Includes loans held for sale and nonaccrual loans.

(2)	Includes Federal Home Loan Bank Stock.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Quarter Ended December 31, 2010 and 2009
Net Income. Net income increased $4.2 million to $7.1 million, or $0.13 per basic and diluted share, for the quarter ended December 31, 2010, from $2.9 million, or $0.05 per basic and diluted share, for the corresponding 2009 quarter. The primary cause of the increased income in the 2010 period was increased net interest income. Our annualized return on average assets was 1.14% for the quarter ended December 31, 2010 and 0.59% for the corresponding 2009 quarter.
Total Interest Income. Total interest income increased $3.9 million or 15.2%, to $29.3 million for the three months ended December 31, 2010, from $25.5 million for the three months ended December 31, 2009. The largest increase occurred in interest on loans, which increased $3.9 million or 18.9%, to $24.7 million for the three months ended December 31, 2010, from $20.8 million for the three months ended December 31, 2009. During that same period, the average balance of loans increased $239.3 million and the yield on the portfolio increased 6 basis points. Changes in other captions of interest income are primarily due to management’s investment decisions as well as a continued decrease in market interest rates. Excess liquidity has generally been deployed in investments classified as available for sale (“AFS”) as such classifications provide greater flexibility should cash needs develop. Specific investments purchased consider the risk/reward profile of the investment and the projected cash needs of the Company. One of the typical investments of the Company was callable notes of government sponsored agencies with limited optionality and call features that increase the likelihood that the note would be called. As the excess liquidity from the second step transaction was deployed, the Company also favored mortgage backed securities (“MBS”) AFS. The Company sought investments with improved cash flows (versus callable notes). The Company selected certain short structures of MBS with limited extension risk issued by government sponsored agencies while increasing its MBS AFS portfolio. It was felt that such investments provide reasonable risk/reward profiles based on the projected cash needs and interest rate risk position of the Company. As of December 31, 2010, the excess liquidity from the second step transaction had been fully deployed and investment purchases are expected to decrease versus the level experienced over the six months ended December 31, 2010. Interest on securities available for sale (“AFS”) decreased $230,000, or 10.8%, to $1.9 million for the three months ended December 31, 2010, from $2.1 million for the three months ended December 31, 2009. The average balance of securities AFS increased $36.9 million for the three months ended December 31, 2010 versus the corresponding 2009 period. The yield on the portfolio decreased 60 basis points primarily due to current market rates as well as the conservative structure of the 2010 purchases. Interest on mortgage-backed securities MBS held to maturity (“HTM”) decreased $475,000, or 53.6%, to $412,000 for the three months ended December 31, 2010, from $887,000 for the three months ended December 31, 2009. Cash flows from this portfolio were not reinvested into held to maturity securities. The average balance of MBS HTM decreased $48.9 million for the three months ended December 31, 2010 versus the corresponding 2009 period, while the yield on the portfolio decreased 24 basis points. Interest on MBS AFS increased $606,000 to $1.9 million for the three months ended December 31, 2010, from $1.3 million for the three months ended December 31, 2009. The average balance of MBS AFS increased $245.2 million for the three months ended December 31, 2010 versus the corresponding 2009 period, while the yield on the portfolio decreased 250 basis points.
Total Interest Expense. Total interest expense decreased $2.0 million, or 18.2%, to $9.1 million for the three months ended December 31, 2010, from $11.1 million for the three months ended December 31, 2009. Interest expense on deposits decreased $2.0 million, or 34.1%, to $3.8 million for the three months ended December 31, 2010, from $5.8 million for the three months ended December 31, 2009. The average balance of deposits increased $69.4 million over the period while the average cost of these funds decreased 73 basis points. Market interest rates allowed the Bank to reprice many maturing time deposits, as well as other interest bearing deposits, at lower rates, decreasing the cost of funds. Interest expense on borrowings decreased $24,000 to $5.2 million for the three months ended December 31, 2010. The average balance of borrowings increased $22.4 million over the period while the cost decreased 19 basis points.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased $5.9 million, or 40.8%, to $20.3 million for the three months ended December 31, 2010, from $14.4 million for the three months ended December 31, 2009. The Company’s net interest rate spread increased to 2.89% for the three months ended December 31, 2010, from 2.75% for the three months ended December 31, 2009. The Company’s net interest margin increased to 3.39% for the three months ended December 31, 2010, from 3.02% for the three months ended December 31, 2009. The spread and margin benefited from the steep yield curve in both periods but to a greater extent in 2010. The low interest rate environment and steep yield curve allowed the Company to reprice deposits at lower rates with a lesser impact on loan rates. The Company believes that the majority of the deposit portfolio has been repriced at lower rates but the downward pressure on loan rates remains. A recent increase in longer term interest rates is alleviating some of this pressure. The Company’s net interest rate spread and net interest margin were hindered by the nonaccrual loan level in both the 2010 and 2009 periods. The Company’s net interest income was reduced $674,000 and $854,000 for the three months ended December 31, 2010 and 2009, respectively, due to the impact of nonaccrual loans.
Provision for Loan Losses. The Company recorded provisions for loan losses of $2.5 million for both the three months ended December 31, 2010 and three months ended December 31, 2009. See discussion of allowance for loan losses in “Comparison of Financial Condition at December 31, 2010 and June 30, 2010” and footnote 7 of the financial statements.
Other Income. Other income increased $119,000 to $1.2 million for the three months ended December 31, 2010, from $1.1 million for the three months ended December 31, 2009. Service charges increased $72,000 to $400,000 for the three months ended December 31, 2010, from $328,000 for the three months ended December 31, 2009, primarily due to payment of late charges during the 2010 period. Net income on the real estate investment captions of net real estate operations and income from investments in real estate joint ventures decreased $121,000 to $456,000 for the three months ended December 31, 2010, from $577,000 for the three months ended December 31, 2009. The change is due to several components. The income reported in these captions is dependent upon the operations of various properties and is subject to fluctuation. Overall, however, joint venture operations have been slightly impacted by increased vacancies and operational costs. In addition to these factors, income has been significantly reduced since March 2010 at one commercial property due to a flood. Repairs and improvements have been made at this property. Return to normal operations and cash flows at this property resumed at the end of the 2010 period. A $202,000 impairment charge for equity securities was recognized in the 2009 period and no similar charge was required in 2010.

Operating Expenses. Operating expenses decreased $405,000 to $7.8 million for the three months ended December 31, 2010, from $8.2 million for the three months ended December 31, 2009. The decrease was primarily in compensation, FDIC insurance premiums and real estate operations partially offset by increases in other expenses. Compensation, payroll taxes and fringe benefits decreased $209,000 primarily due to an $887,000 decrease in the cost associated with the Company’s stock benefit plan. A significant portion of awards and options granted under the stock benefit plan fully vested in June 2010 and the 2009 period included greater expenses associated with the vested shares than the 2010 period. This decrease was partially offset by a $563,000 increase in the cost associated with the Company’s ESOP. Federal deposit insurance premiums decreased $254,000 over the periods primarily due to decreased FDIC insurance rates based on our increased capital levels. Other expense increased $142,000 to $1.0 million for the three months ended December 31, 2010, from $888,000 for the corresponding 2009 period primarily due to expenses associated with problem assets.
Income Tax Expense. Income tax expense for the three months ended December 31, 2010 was $4.1 million on pre-tax income of $11.2 million, resulting in an effective tax rate of 36.7%. Income tax expense for the three months ended December 31, 2009 was $1.9 million on pre-tax income of $4.8 million, resulting in an effective tax rate of 39.1%. The Company has implemented various strategic objectives and one of the consequences of their implementation is an anticipated reduction in the Company’s effective tax rate.
Comparison of Operating Results for the Six Months Ended December 31, 2010 and 2009.
Net Income. Net income increased $6.8 million, or 92.2%, to $14.2 million, or $0.27 per basic and diluted share, for the six months ended December 31, 2010, from $7.4 million, or $0.13 per basic and diluted share, for the corresponding 2009 quarter. The primary driver of the increased income in the 2010 period was increased net interest income before provision for loan losses. Net interest income increased by $11.0 million, or 38.3%, to $39.6 million for the six months ended December 31, 2010, from $28.6 million for the six months ended December 31, 2009. The increase is primarily due to decreasing cost of funds and a larger asset base. Net income for the 2009 period was augmented by recoveries associated with problem loan disposals. Over the six months ended December 31, 2009, the Company collected $1.3 million of delinquent interest and prepayment penalties, $151,000 of late charges and $352,000 of reimbursed legal expenses in connection with problem loan disposals. The after tax impact of such items totaled $1.1 million. Our annualized return on average assets was 1.15% for the six months ended December 31, 2010 and 0.75% (0.64% normalized) for the corresponding 2009 period. A reconciliation of actual results for the six months ended December 31, 2009 to normalized, non-GAAP results (actual results adjusted for non-recurring items) for the same period is provided in the following table:

Analysis of operating results adjusted for non-recurring
revenues and expenses-Normalized

	For the Six Months Ended December 31, 2009
		Income from
	Actual GAAP	Problem Loan	Non-GAAP
	Results	Dispositions	Normalized
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Interest income	$51,246	$(1,293)	$49,953
Interest expense	22,617	—	22,617

Net interest income	28,629	(1,293)	27,336

Provision for loan losses	5,050	—	5,050

Net interest income after provision for loan losses	23,579	(1,293)	22,286

Other income	3,613	(151)	3,462
Other expense	14,994	352	15,346

Income before income tax expense	12,198	(1,796)	10,402

Income tax expense	4,786	(706)	4,080

Net income	7,412	(1,090)	6,322

Net income available to common shareholders	7,206		6,135

Earnings per share-basic & diluted	$0.13		$0.10

Return on average assets	0.75%		0.64%
Return on average equity	6.08%		5.19%
Net interest spread	2.75%		2.61%
Net interest margin	3.03%		2.89%
Total Interest Income. Total interest income increased $6.8 million, or 13.4%, to $58.1 million for the six months ended December 31, 2010, from $51.2 million for the six months ended December 31, 2009. The largest increase occurred in interest on loans, which increased $6.9 million or 16.5%, to $49.0 million for the six months ended December 31, 2010, from $42.1 million for the six months ended December 31, 2009. Over that same period, the average balance of loans increased $233.5 million and the yield on the portfolio decreased 5 basis points. Included in total interest income for the 2009 period is $1.3 million of interest on loans recovered in conjunction with the resolution of three classified loans. Excluding this recovery, the yield on the loan portfolio increased 14 basis points. Interest on securities AFS increased $391,000 to $4.1 million for the six months ended December 31, 2010, from $3.7 million for the six months ended December 31, 2009. The average balance of securities AFS increased $82.1 million over that same period while the yield decreased 46 basis points. Interest on MBS HTM decreased $1.0 million to $905,000 for the six months ended December 31, 2010, from $1.9 million for the six months ended December 31, 2009. Interest on MBS AFS increased $457,000 to $3.2 million for the six months ended December 31, 2010, from $2.7 million for the six months ended December 31, 2009. The changes in these three captions are primarily due to the reasons described in “Comparison of Operating Results for the Quarter Ended December 31, 2010 and 2009, Total Interest Income.”

Total Interest Expense. Total interest expense decreased $4.1 million, or 18.2%, to $18.5 million for the six months ended December 31, 2010, from $22.6 million for the six months ended December 31, 2009. Interest expense on deposits decreased $4.0 million, or 33.2%, to $8.1 million for the six months ended December 31, 2010, from $12.1 million for the six months ended December 31, 2009. The average balance of interest bearing deposits increased $94.4 million over this period while the average cost of these funds decreased 78 basis points. Interest expense on borrowings decreased $86,000, or 0.8%, to $10.4 million for the six months ended December 31, 2010, from $10.5 million for the six months ended December 31, 2009. The average balance of borrowings increased $4.5 million over the period while the cost decreased 7 basis points.
Net Interest Income Before Provision for Loan Losses. Net interest income increased $11.0 million, or 38.3%, to $39.6 million for the six months ended December 31, 2010, from $28.6 million for the six months ended December 31, 2009. The Company’s net interest rate spread and margin increased to 2.81% and 3.32% for the six months ended December 31, 2010, from 2.61% and 2.89% for the six months ended December 31, 2009, respectively. The 2009 calculations exclude non-recurring interest on loans totaling $1.3 million realized in conjunction with problem loan disposals. The actual net interest rate spread and margin in the 2009 period were 2.75% and 3.03%, respectively. The factors described in “Comparison of Operating Results for the Quarter Ended December 31, 2010 and 2009, Net Interest Income Before Provision for Loan Losses” also impacted the six month periods. The Company’s net interest income was reduced $1.4 million and $1.3 million for the six months ended December 31, 2010 and 2009, respectively, due to the impact of nonaccrual loans.
Provision for Loan Losses. The Company recorded provisions for loan losses of $4.5 million for the six months ended December 31, 2010 as compared to $5.1 million for the six months ended December 31, 2009. See discussion of the allowance for loan losses in “Comparison of Financial Condition at December 31, 2010 and June 30, 2010” and footnote 7 of the financial statements.
Other Income. Other income decreased to $2.9 million for the six months ended December 31, 2010 from $3.6 million for the six months ended December 31, 2009. Service charges decreased $69,000 to $687,000 for the six months ended December 31, 2010, from $756,000 for the six months ended December 31, 2009, primarily due to payment of late charges during the 2009 period on problem loan disposals. Net Income on the real estate investment captions of net real estate operations and income from investments in real estate joint ventures decreased $480,000 to $838,000 for the six months ended December 31, 2010, from $1.3 million for the six months ended December 31, 2009. The decrease is due to the same factors described above for the three months ended December 31, 2010. The remaining decrease is due to a $1.0 million gain on the sale of a commercial office property during the six months ended December 31, 2009, that had been held and operated as a real estate investment. The 2009 gain is partially offset by a $718,000 net gain realized on the sale of real estate owned during the six months ended December 31, 2010. A $202,000 impairment charge for equity securities was recognized in the 2009 period and no similar charge was required in 2010. The vast majority of these items are considered non-recurring.
Other Expense. Operating expenses increased $495,000 or 3.3% to $15.5 million for the six months ended December 31, 2010, from $15.0 million for the six months ended December 31, 2009. The increase was primarily in other expenses and real estate owned operations. Other expenses increased $740,000 to $2.2 million for the six months ended December 31, 2010, from $1.4 million for the six months ended December 31, 2009. The increase was primarily due to increases in problem loan expenses of $641,000. In the 2009 period, a recovery of legal expenses in conjunction with the resolution of three classified loans partially offset increased problem loan expense. Real estate owned operations increased $124,000 to $346,000 for the six months ended December 31, 2010, from $222,000 for the six months ended December 31, 2009. These increases were partially offset by decreased Federal deposit insurance premiums. FDIC insurance decreased $490,000, as discussed in the preceding paragraph, to $669,000 for the six months ended December 31, 2010, from $1.2 million for the six months ended December 31, 2009.

Income Tax Expense. Income tax expense for the six months ended December 31, 2010, was $8.3 million, due to pre-tax income of $22.5 million, resulting in an effective tax rate of 36.7%. For the six months ended December 31, 2009, income tax expense was $4.8 million, due to pre-tax income of $12.2 million, resulting in an effective tax rate of 39.2%. The Company has implemented various strategic objectives and one of the consequences of their implementation is an anticipated reduction in the Company’s effective tax rate.
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
At December 31, 2010, the Company had $127.7 million in overnight borrowings from the FHLB. At June 30, 2010, the Company had no overnight borrowings from the FHLB. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total borrowings of $621.7 million at December 31, 2010 and $496.0 million at June 30, 2010. The Company’s total borrowings at December 31, 2010 include $494.0 million in longer term borrowings with the FHLB. In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At December 31, 2010, outstanding commitments to originate loans totaled $46.2 million and outstanding commitments to extend credit totaled $64.2 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $490.2 million at December 31, 2010. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.
On September 29, 2009, the Federal Deposit Insurance Corporation issued a rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. On December 30, 2009, the Company paid $8.2 million in estimated assessments, of which $6.0 million is prepaid.

As of December 31, 2010, the Company and Bank exceeded all regulatory capital requirements as follows:

	Actual		Required
Company:	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$670,113	36.6%	$146,515	8.0%
Tier I capital (to risk-weighted assets)	647,204	35.3	73,257	4.0
Tier I capital (to average assets)	647,204	25.9	99,886	4.0

	Actual		Required
Bank:	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$423,850	23.6%	$143,612	8.0%
Tier I capital (to risk-weighted assets)	401,269	22.4	71,806	4.0
Tier I capital (to average assets)	401,269	16.3	98,705	4.0
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
The table below sets forth, as of December 31, 2010, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present
				Value of Assets (3)
					Increase
Change in Interest		Estimated Increase (Decrease) in NPV			(Decrease)
Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	basis points
(Dollars in thousands)

+200	$603,540	$(106,249)	(15.0)%	24.3%	(222)
+100	656,182	(53,607)	(7.6)	25.4	(107)
0	709,789	—	0.0	26.5	0
-100	768,177	58,388	8.2	27.8	129

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at December 31, 2010, in the event of a 100 basis point decrease in interest rates, we would experience a 8.2% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 15.0% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
There were no significant changes made in the Company’s internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.
(b)	Use of Proceeds. Not applicable.
(c)	Repurchase of Our Equity Securities. There were no repurchases of our equity s securities during the period covered by this report.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Reserved

Item 5.	Other Information
Not applicable

Item 6.	Exhibits
The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of Oritani Financial Corp. *

3.2	Bylaws of Oritani Financial Corp. *

4	Form of Common Stock Certificate of Oritani Financial Corp. *

10.1	Employment Agreement between Oritani Financial Corp. and Kevin J. Lynch**, ****

10.2	Form of Employment Agreement between Oritani Financial Corp. and executive officers**,****

10.3	Oritani Bank Director Retirement Plan**, ****

10.4	Oritani Bank Benefit Equalization Plan**, ****

10.5	Oritani Bank Executive Supplemental Retirement Income Agreement**, ****

10.6	Form of Employee Stock Ownership Plan**, ****

10.7	Director Deferred Fee Plan**, ****

10.8	Oritani Financial Corp. 2007 Equity Incentive Plan**, ***

14	Code of Ethics***

21	Subsidiaries of Registrant**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of Oritani Financial Corp. (file no. 333-165226), originally filed with the Securities and Exchange Commission on March 5, 2010.

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

ORITANI FINANCIAL CORP.
Date: February 9, 2011	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date: February 9, 2011	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer