Form 10-Q
period 2011-03-31
Oritani Financial Corp
filed 2011-05-09
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 001-34786
Oritani Financial Corp.
(Exact name of registrant as specified in its charter)

Delaware	30-0628335

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
As of May 9, 2011, there were 56,202,485 shares of the Registrant’s common stock, par value $0.01 per share, issued and outstanding.

Oritani Financial Corp.
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	June 30,
	2011	2010
	(unaudited)
Assets
Cash on hand and in banks	$7,324	$6,511
Federal funds sold and short term investments	7,943	339,828

Cash and cash equivalents	15,267	346,339

Loans, net	1,653,229	1,505,880
Securities available for sale, at market value	164,290	358,723
Mortgage-backed securities held to maturity, fair value of $50,398 and $68,622 at March 31, 2011 and June 30, 2010, respectively	49,307	66,468
Mortgage-backed securities available for sale, at fair value	528,215	78,477
Loans held for sale, at fair value	9,484	—
Bank Owned Life Insurance (at cash surrender value)	41,358	30,529
Federal Home Loan Bank of New York stock (“FHLB”), at cost	26,743	25,081
Accrued interest receivable	9,717	9,425
Investments in real estate joint ventures, net	5,338	5,562
Real estate held for investment	1,166	1,221
Real estate owned	5,953	3,031
Office properties and equipment, net	14,787	14,832
Deferred tax assets, net	25,463	23,154
Other assets	7,046	8,698

Total Assets	$2,557,363	$2,477,420

Liabilities
Deposits	$1,325,577	$1,289,746
Borrowings	532,485	495,552
Advance payments by borrowers for taxes and insurance	12,749	11,060
Accrued taxes payable	2,814	—
Official checks outstanding	4,250	4,742
Other liabilities	33,078	32,927

Total liabilities	1,910,953	1,834,027

Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,202,485 issued and outstanding at March 31, 2011 and June 30, 2010	562	562
Additional paid-in capital	488,992	488,684
Unallocated common stock held by the employee stock ownership plan	(29,114)	(30,033)
Retained income	188,966	182,172
Accumulated other comprehensive (loss) income, net of tax	(2,996)	2,008

Total stockholders’ equity	646,410	643,393

Total Liabilities and Stockholders’ Equity	$2,557,363	$2,477,420

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Income
Three and Nine Months Ended March 31, 2011 and 2010 (unaudited)
(in thousands, except per share data)

	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010

Interest income:
Interest on mortgage loans	$25,378	$22,568	$74,369	$64,633
Interest on securities held to maturity and dividends on FHLB stock	390	360	1,092	1,077
Interest on securities available for sale	1,190	2,204	5,319	5,942
Interest on mortgage-backed securities held to maturity	380	730	1,285	2,648
Interest on mortgage-backed securities available for sale	2,238	1,141	5,413	3,859
Interest on federal funds sold and short term investments	16	17	207	107

Total interest income	29,592	27,020	87,685	78,266

Interest expense:
Deposits	3,708	5,016	11,803	17,139
Borrowings	5,294	5,122	15,702	15,616

Total interest expense	9,002	10,138	27,505	32,755

Net interest income before provision for loan losses	20,590	16,882	60,180	45,511

Provision for loan losses	2,300	2,500	6,800	7,550

Net interest income	18,290	14,382	53,380	37,961

Other income:
Service charges	311	435	998	1,191
Real estate operations, net	256	250	855	960
Income from investments in real estate joint ventures	196	229	435	837
Bank-owned life insurance	270	278	829	866
Net gain on sale of assets	—	—	718	1,043
Net (loss) gain on sales of and writedowns of securities	(8)	12	5	(178)
Other income	50	39	151	137

Total other income	1,075	1,243	3,991	4,856

Other expenses:
Compensation, payroll taxes and fringe benefits	4,725	4,982	14,931	15,198
Advertising	188	169	548	498
Office occupancy and equipment expense	710	644	1,861	1,748
Data processing service fees	309	298	908	844
Federal insurance premiums	389	567	1,058	1,726
Real estate owned operations	894	—	1,240	—
Other expenses	1,067	764	3,225	2,404

Total operating expenses	8,282	7,424	23,771	22,418

Income before income tax expense	11,083	8,201	33,600	20,399
Income tax expense	4,078	3,189	12,349	7,975

Net income	$7,005	$5,012	$21,251	$12,424

Net income available to common stockholders	$7,005	$4,870	$21,251	$12,098

Basic and fully diluted income per common share	$0.13	$0.09	$0.40	$0.23

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Stockholders’ Equity
Nine Months ended March 31, 2011 and 2010 (unaudited)
(In thousands)

						Accumu-
						lated
				Un-		other
				allocated		compre-
				common		hensive	Total
		Additional		stock		(loss)	stock-
	Common	paid-in	Treasury	held by	Retained	income,	holders’
	stock	capital	stock	ESOP	income	net of tax	equity
Balance at June 30, 2009	$130	$130,375	$(53,418)	$(13,909)	$176,199	$721	$240,098
Comprehensive income:
Net income	—	—	—	—	12,424	—	12,424
Unrealized holding gain on securities available for sale arising during year, net of tax	—	—	—	—	—	805	805
Reclassification adjustment for losses included in net income, net of tax	—	—	—	—	—	51	51
Amortization related to post- retirement obligations, net of tax	—	—	—	—	—	105	105

Total comprehensive income							13,385
Cash dividend declared	—	—	—	—	(1,739)	—	(1,739)
Purchase of treasury stock	—	—	(1,231)	—	—	—	(1,231)
Compensation cost for stock options and restricted stock	—	2,682	—	—	—	—	2,682
ESOP shares allocated or committed to be released	—	231	—	596	—	—	827
Tax benefit from stock-based compensation	—	61	—	—	—	—	61

Balance at March 31, 2010	$130	$133,349	$(54,649)	$(13,313)	$186,884	$1,682	$254,083

Balance at June 30, 2010	$562	$488,684	$—	$(30,033)	$182,172	$2,008	$643,393
Comprehensive income:
Net income	—	—	—	—	21,251	—	21,251
Unrealized holding loss on securities available for sale arising during year, net of tax	—	—	—	—	—	(5,138)	(5,138)
Reclassification adjustment for gains included in net income, net of tax	—	—	—	—	—	(1)	(1)
Amortization related to post- retirement obligations, net of tax	—	—	—	—	—	135	135

Total comprehensive income							16,247
Cash dividend declared	—	—	—	—	(14,457)	—	(14,457)
Compensation cost for stock options and restricted stock	—	16	—	—	—	—	16
ESOP shares allocated or committed to be released	—	307	—	919	—	—	1,226
Exercise of stock options	—	(15)	—	—	—	—	(15)

Balance at March 31, 2011	$562	$488,992	$—	$(29,114)	$188,966	$(2,996)	$646,410

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended
	March 31,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$21,251	$12,424
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	1,242	3,509
Depreciation of premises and equipment	647	598
Amortization and accretion of premiums and discounts, net	456	(42)
Provision for losses on loans	6,800	7,550
Amortization and accretion of deferred loan fees, net	(755)	(666)
Decrease (increase) in deferred taxes	1,171	(2,278)
Impairment charge on securities	260	202
Gain on sale of securities	(265)	(24)
Gain on sale of assets	—	(1,043)
Gain on sale of real estate owned	(718)	—
Writedown of real estate owned	1,038	378
Increase in cash surrender value of bank owned life insurance	(829)	(865)
Increase in accrued interest receivable	(292)	(1,036)
Decrease (increase) in other assets	1,891	(6,205)
Increase in other liabilities	2,475	7,952

Net cash provided by operating activities	34,372	20,454

Cash flows from investing activities:
Net increase in loans receivable	(154,521)	(112,434)
Purchase of mortgage loans	(12,548)	(34,673)
Purchase of securities available for sale	(197,486)	(310,927)
Purchase of mortgage-backed securities held to maturity	(6,927)	—
Purchase of mortgage-backed securities available for sale	(533,400)	(5,106)
Principal payments on mortgage-backed securities held to maturity	24,132	32,375
Principal payments on mortgage-backed securities available for sale	80,104	37,601
Proceeds from calls and maturities of securities available for sale	276,880	145,000
Proceeds from sales of mortgage-backed securities held to maturity	—	9,361
Proceeds from sales of mortgage-backed securities available for sale	—	6,087
Proceeds from sales of securities available for sale	109,396	750
Purchase of Bank Owned Life Insurance	(10,000)	—
(Purchase) redemption of Federal Home Loan Bank of New York stock	(1,662)	553
Proceeds from sale of real estate owned	949	—
Proceeds from sale of real estate held for investment	—	1,182
Additional investment in real estate joint ventures	(150)	(387)
Distributions received from real estate joint ventures	427	401
Purchase of fixed assets	(619)	(1,709)

Net cash used in investing activities	(425,425)	(231,926)

Cash flows from financing activities:
Net increase in deposits	35,831	129,471
Purchase of treasury stock	—	(1,231)
Dividends paid to shareholders	(14,457)	(2,177)
Tax benefit from stock-based compensation	—	61
Exercise of stock options	(15)	—
Increase in advance payments by borrowers for taxes and insurance	1,689	2,017
Proceeds from borrowed funds	369,750	—
Repayment of borrowed funds	(332,817)	(12,354)

Net cash provided by financing activities	59,981	115,787

Net decrease in cash and cash equivalents	(331,072)	(95,685)
Cash and cash equivalents at beginning of period	346,339	135,369

Cash and cash equivalents at end of period	$15,267	$39,684

Supplemental cash flow information:
Cash paid during the period for:
Interest	$27,501	$32,993
Income taxes	$130	$2,793
Noncash transfer
Loans receivable transferred to real estate owned	$6,991	$812
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
In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the nine month period ended March 31, 2011 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2011.
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
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at March 31, 2011 and June 30, 2010 and in the Consolidated Statements of Income for the three and nine months ended March 31, 2011 and 2010. Actual results could differ significantly from those estimates.
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
2. Earnings Per Share
Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. ASC 260, “Earnings Per Share”, provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. We determined that the nonvested restricted stock awards outstanding at March 31, 2010, all of which vested upon completion of the second step transaction, were participating securities. Accordingly, earnings per common share is computed using the two-class method. The weighted average common shares outstanding includes the average number of shares of common stock outstanding and allocated or committed to be released Employee Stock Ownership Plan shares.

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

	For the Three Months		For the Nine Months
	ended March 31,		ended March 31,
	2011	2010	2011	2010
	(in thousands, except earnings per share data)

Net income	$7,005	$5,012	$21,251	$12,424
Undistributed earnings allocated to unvested restricted awards	—	(142)	—	(326)

Net income available to common shareholders	$7,005	$4,870	$21,251	$12,098

Weighted average common shares outstanding — basic	52,681	53,545	52,644	53,535
Effect of dilutive non-vested shares and stock options outstanding	440	—	158	—

Weighted average common shares outstanding — diluted	53,121	53,545	52,802	53,535

Earnings per share-basic and fully diluted	$0.13	$0.09	$0.40	$0.23

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
The fair value of the options issued during the nine months ended March 31, 2011 was estimated using the Black-Scholes options-pricing model with the following assumptions:

November 2010
Option shares granted	20,000
Expected dividend yield	4.33%
Expected volatility	38.22%
Risk-free interest rate	1.91%
Expected option life	6.5
Stock-based compensation expense of $6,000 and $897,000 was recognized for the three months ended March 31, 2011 and 2010, respectively. Stock-based compensation expense of $16,000 and $2.7 million was recognized for the nine months ended March 31, 2011 and 2010, respectively.
The following is a summary of the Company’s stock option activity and related information for its options plan as of March 31, 2011 and changes therein during the nine months then ended:

		Weighted	Weighted	Weighted Average
		Average	Average	Remaining
	Number of	Grant Date	Exercise	Contractual
	Stock Options	Fair Value	Price	Life (years)
Outstanding at June 30, 2010	2,792,588	$2.30	$10.43	7.9
Granted	20,000	2.73	11.11	10.0
Exercised	12,773	2.29	10.43	7.6
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at March 31, 2011	2,799,815	$2.30	$10.43	7.2

Exercisable at March 31, 2011	2,749,815
Expected future compensation expense related to the non-vested options outstanding as of March 31, 2011 is $112,000 over a weighted average period of 3.2 years.

5. Postretirement Benefits
The Company provides several post-retirement benefit plans to directors and to certain active and retired employees. The Company has a nonqualified Directors’ Retirement Plan (the Retirement Plan), a nonqualified Benefit Equalization Plan (BEP Plan) which provides benefits to employees who are disallowed certain benefits under the Company’s qualified benefit plans and a Post Retirement Medical Plan (the Medical Plan) for directors and certain eligible employees. Net periodic benefit costs for the three and nine months ended March 31, 2011 and 2010 are presented in the following table (in thousands):

	BEP Plan and Retirement Plan
	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
Service cost	$62	$18	$177	$163
Interest cost	73	84	219	231
Amortization of unrecognized:
Prior service cost	15	15	45	45
Net loss	33	25	100	57

Total	$183	$142	$541	$496

	Medical Plan
	Three months ended		Nine months ended
	March 31,		March 31,
	2011	2010	2011	2010
Service cost	$29	$23	$72	$51
Interest cost	46	44	147	133
Amortization of unrecognized:
Prior service cost	—	—	—	—
Net loss	12	7	66	37

Total	$87	$74	$285	$221

6. Loans
Net Loans are summarized as follows:

	March 31, 2011	June 30, 2010
	(In thousands)
First mortgage loans:
Residential	$190,615	$244,126
Multifmaily real estate	452,958	360,380
Commerical real estate	862,801	760,076

Total first mortgage	1,506,374	1,364,582

Second mortgage and equity loans	40,566	48,110
Construction and land loans	113,976	102,137
Other loans	22,292	21,753

Total loans	1,683,208	1,536,582
Less:
Deferred loan fees, net	(5,650)	(4,800)
Allowance for loan losses	(24,330)	(25,902)

Net loans	$1,653,229	$1,505,880

Loans held for sale amounted to $9.5 million at March 31, 2011. At June 30, 2010, there were no loans held for sale.
The Company’s allowance for loan losses is analyzed quarterly and many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other environmental factors. See discussion of delinquent loans in “Comparison of Financial Condition at March 31, 2011 and June 30, 2010.” There have been no material changes to the allowance for loan loss methodology disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2010.
The activity in the allowance for loan losses for the three and nine months ended March 31, 2011 is summarized as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	(In thousands)		(In thousands)
	2011	2010	2011	2010
Balance at beginning of period	$24,181	$22,164	$25,902	$20,680
Provisions for loan losses	2,300	2,500	6,800	7,550
Recoveries of loans previously charged off	—	—	80	3
Loans charged off	(2,151)	(71)	(8,452)	(3,640)

Balance at end of period	$24,330	$24,593	$24,330	$24,593

The following tables provide the three and nine month activity in the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	For the three months ended March 31, 2011
				Second
				mortgage
			Commercial	and equity	Construction
	Residential	Multifamily	Real Estate	loans	and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,473	$1,953	$13,863	$401	$3,937	$611	$1,943	$24,181
Charge-offs	—	—	(1,904)	—	(247)	—	—	(2,151)
Recoveries	—	—	—	—	—	—	—	—
Provisions	48	217	1,318	(21)	554	101	83	2,300

Ending balance	$1,521	$2,170	$13,277	$380	$4,244	$712	$2,026	$24,330

	For the nine months ended March 31, 2011
				Second
				mortgage and
			Commercial	equity	Construction
	Residential	Multifamily	Real Estate	loans	and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,390	$2,175	$15,295	$421	$4,595	$482	$1,544	$25,902
Charge-offs	—	—	(2,910)	—	(5,542)	—	—	(8,452)
Recoveries	—	—	80	—	—	—	—	80
Provisions	131	(5)	812	(41)	5,191	230	482	6,800

Ending balance	$1,521	$2,170	$13,277	$380	$4,244	$712	$2,026	$24,330

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment.

	At March 31, 2011
				Second
				mortgage and
			Commercial	equity	Construction
	Residential	Multifamily	Real Estate	loans	and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$240	$—	$310	$—	$—	$550
Collectively evaluated for impairment	1,521	2,170	13,037	380	3,934	712	2,026	23,780

Total	$1,521	$2,170	$13,277	$380	$4,244	$712	$2,026	$24,330

Loans receivables:
Individually evaluated for impairment	$—	$—	$2,057	$—	$11,350	$1,500	$—	$14,907
Collectively evaluated for impairment	190,615	452,958	860,744	40,566	102,626	20,792	—	1,668,301

Total	$190,615	$452,958	$862,801	$40,566	$113,976	$22,292	$—	$1,683,208

The Company continuously monitors the credit quality of its loan receivables. In addition to internal staff, the Company utilizes the services of a third party loan review firm to rate the credit quality of its loan receivables. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified as “Satisfactory” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Pass/Watch” have generally acceptable asset quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such characteristics include strained liquidity, slow pay, stale financial statements or other circumstances requiring greater attention from bank staff. We classify an asset as “Special Mention” if the asset has a potential weakness that warrants management’s close attention. Such weaknesses, if left uncorrected may result in the deterioration of the repayment prospects of the asset. An asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Included in the Substandard caption at March 31, 2011 are all loans that were past due 90 days (or more) and all impaired loans. Doubtful assets include those characterized by the highly possible that we will sustain a loss. The following table provides information about the loan credit quality at March 31, 2011:

	Credit Quality Indicator at March 31, 2011
			Special
	Satisfactory	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$184,395	$1,491	$2,060	$2,669	$—	$190,615
Multifamily	439,608	8,175	1,184	3,991	—	452,958
Commercial real estate	792,434	39,543	21,784	9,040	—	862,801
Second mortgage and equity loans	40,111	174	76	205	—	40,566
Construction and land loans	68,830	27,662	3,188	14,296	—	113,976
Other loans	17,629	2,900	59	1,608	97	22,292

Total	$1,543,007	$79,945	$28,351	$31,809	$97	$1,683,208

The following table provides an analysis of the age of the recorded investment in loans that are past due at the end of the period. The following table provides information about loans past due at March 31, 2011:

	At March 31, 2011
		60-89	Greater
	30-59 Days	Days Past	Than 90	Total Past
	Past Due	Due	Days	Due	Current	Total Loans	Nonaccrual
	(In thousands)
First mortgage loan balances:
Residential	$904	$—	$2,669	$3,573	$187,042	$190,615	$2,669
Multifamily	1,184	3,612	379	5,175	447,783	452,958	379
Commercial real estate	2,519	—	3,565	6,084	856,717	862,801	3,565
Second mortgage and equity loans	174	76	204	454	40,112	40,566	204
Construction and land loans	1,742	—	5,540	7,282	106,694	113,976	5,540
Other loans	—	—	205	205	22,087	22,292	205

Total	$6,523	$3,688	$12,563	$22,774	$1,660,434	$1,683,208	$12,563

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. At March 31, 2011 impaired loans were primarily collateral-dependent and totaled $14.9 million of which $5.0 million of impaired loans had a specific allowance for credit losses of $550,000 and $9.9 million of impaired loans had no specific allowance for credit losses. At June 30, 2010 impaired loans were primarily collateral dependent and totaled $21.9 million, of which $17.0 million of impaired loans had a related allowance for credit losses of $1.4 million and $4.9 million of impaired loans had no related allowance for credit losses.
The following table provides information about the Company’s impaired loans at March 31, 2011:

		Unpaid		Average	Interest
	Recorded	Principal		Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Commercial real estate	$1,817	$2,057	$240	$2,007	$49
Construction and land loans	11,040	11,350	310	12,414	185
Other loans	1,500	1,500	—	1,500	52

Total	$14,357	$14,907	$550	$15,921	$286

Troubled debt restructured loans (“TDRS”) are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period. Included in impaired loans at March 31, 2011 are $9.5 million of loans which are deemed troubled debt restructurings. The Company had no troubled-debt restructurings at June 30, 2010. The increase in TDRs since June 30, 2010 is due to an effort by management to proactively deal with delinquent loans. The Company has selectively modified certain borrower’s loans to enable the borrower to emerge from delinquency and keep their loans current. The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company.

The following table presents additional information regarding the Company’s TDRs as of March 31, 2011:

	Troubled Debt Restructurings
	Performing	Nonperforming	Total
	(in thousands)
Commercial real estate	$600	$626	$1,226
Construction and land loans	5,810	936	6,746
Other loans	1,500	—	1,500

Total	$7,910	$1,562	$9,472

Allowance	$295	$—	$295

7. Mortgage-backed Securities Held to Maturity
The following is a comparative summary of mortgage-backed securities held to maturity at March 31, 2011 and June 30, 2010:

	March 31, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Mortgage-backed securities:
FHLMC	$9,064	$418	$—	$9,482
FNMA	23,874	658	336	24,196
GNMA	2,077	21	—	2,098
CMO	14,292	330	—	14,622

	$49,307	$1,427	$336	$50,398

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Mortgage-backed securities:
FHLMC	$11,449	$566	$—	$12,015
FNMA	21,593	755	—	22,348
GNMA	2,282	34	—	2,316
CMO	31,144	799	—	31,943

	$66,468	$2,154	$—	$68,622

The Company did not sell any mortgage-backed securities held to maturity during the nine months ended March 31, 2011. Proceeds from the sale of securities held to maturity for the nine months ended March 31, 2010 were $9.4 million, resulting in gross gains and gross losses of $41,000 and $148,000, respectively. These securities had an amortized cost of $9.5 million. The held to maturity securities sold were mortgage backed securities with 15% or less of their original purchased balances remaining. Mortgage-backed securities with fair values of $43.2 million and $67.8 million at March 31, 2011 and June 30, 2010, respectively, were pledged as collateral for advances. The Company did not record other than temporary impairment charges on securities held to maturity during the nine months ended March 31, 2011 or 2010.
The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
Gross unrealized losses on mortgage-backed securities held-to-maturity and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 were as follows:

	March 31, 2011
	Less than 12 months		Greater than 12 months			Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	market value	losses	market value	losses	market value	losses

Mortgage-backed securities:
FNMA	$6,675	$336	$—	$—	$6,675	$336

	$6,675	$336	$—	$—	$6,675	$336

At March 31, 2011, management has evaluated the securities in the above table and has concluded that none of the securities with losses has impairments that are other-than-temporary. At June 30, 2010, there were no gross unrealized losses on mortgage-backed securities held to maturity.

8. Securities and Mortgage-Backed Securities Available for Sale
The following is a comparative summary of securities and mortgage-backed securities available for sale at March 31, 2011 and June 30, 2010:

	March 31, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value
	(In thousands)
Securities available for sale
U.S. Government and federal agency obligations
Due in one to five years	$150,386	$50	$3,405	$147,031
Due in five to ten years	13,485	21	—	13,506
Corporate bonds	2,000	39	—	2,039
Equity securities	1,503	219	8	1,714

	$167,374	$329	$3,413	$164,290

Mortgage-backed securities:
FHLMC	$11,690	$672	$—	$12,362
FNMA	84,182	1,235	329	85,088
CMO	431,925	958	2,118	430,765

	$527,797	$2,865	$2,447	$528,215

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale
U.S. Government and federal agency obligations
Due in one or less	$10,000	$183	$—	$10,183
Due in one to five years	325,970	2,215	—	328,185
Due in five to ten years	11,500	91	—	11,591
Corporate bonds	2,000	72	—	2,072
Mutual funds	4,671	266	—	4,937
Equity securities	1,763	74	82	1,755

	$355,904	$2,901	$82	$358,723

Mortgage-backed securities:
FHLMC	$17,988	$1,073	$—	$19,061
FNMA	22,869	1,192	41	24,020
GNMA	—	—	—	—
CMO	34,399	997	—	35,396

	$75,256	$3,262	$41	$78,477

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
Proceeds from the sale of U.S. Government and federal agency securities available for sale for the nine months ended March 31, 2011 were $104.5 million, resulting in gross gains and gross losses of $217,000 and $218,000, respectively. These securities had an amortized cost of $104.5 million. The Company did not sell any U.S. Government and federal agency securities available for sale during the nine months ended March 31, 2010. The Company did not sell any mortgage-backed securities during the nine months ended March 31, 2011. Proceeds from mortgage-backed securities available for sale for the nine months ended March 31, 2010 were $6.1 million, resulting in gross gains and gross losses of $112,000 and $5,000, respectively. These securities had an amortized cost of $6.0 million. The Mutual Fund caption was related to holdings of shares in an Asset Management Fund with underlying investments in adjustable rate mortgages. The Company sold it’s investment in this fund during the nine months ended March 31, 2011. There were no impairment charges on this security for the nine months ended March 31, 2011 and 2010. Proceeds from the sale of the mutual fund were $4.9 million and $750,000 for nine months ending March 31, 2011 and 2010, respectively. The Company recognized gains from the sale of mutual funds of $266,000 and $24,000 for the nine months ended March 31, 2011 and 2010, respectively. The Equity securities caption relates to holdings of shares in financial institutions common stock. The Company recorded non-cash impairment charges on equity securities through earnings of $260,000 and $202,000 for the nine months ended March 31, 2011 and 2010, respectively. Available for sale securities with fair values of $330.3 million and $260.2 million at March 31, 2011 and June 30, 2010, respectively, were pledged as collateral for advances.
Gross unrealized losses on securities and mortgage-backed securities available for sale and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and June 30, 2010 were as follows:

	March 31, 2011
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	market value	losses	market value	losses	market value	losses
	(In thousands)
Securities available for sale:
U.S. Government and federal agency obligations	$126,981	3,405	—	—	126,981	3,405
Equity securities	133	8	—	—	133	8

	$127,114	3,413	—	—	127,114	3,413

Mortgage-backed securities:
FNMA	$34,598	329	—	—	34,598	329
CMO	$279,520	2,118	—	—	279,520	2,118

	$314,118	2,447	—	—	314,118	2,447

	June 30, 2010
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	market value	losses	market value	losses	market value	losses
	(In thousands)
Securities available for sale:
Equity securities	$998	82	—	—	998	82

	$998	82	—	—	998	82

Mortgage-backed securities:
FNMA	24,020	41	—	—	24,020	41

	$24,020	41	—	—	24,020	41

At March 31, 2011, management has evaluated the securities in the above table and has concluded that none of the securities with losses has impairments that are other-than-temporary. The Equity securities caption relates to holdings of shares in financial industry common stock. Management evaluated its portfolio of equity securities and, based on its evaluation of the financial condition and near-term prospects of an issuer, management believed that it could recover its investment in the security.
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

The estimated fair values for securities and mortgage-backed securities available for sale are obtained from an independent nationally recognized third-party pricing service for identical assets or significantly similar securities. The estimated fair values are derived primarily from cash flow models, which include assumptions for interest rates, credit losses, and prepayment speeds. Broker/dealer quotes are utilized as well when such quotes are available and deemed representative of the market. The significant inputs utilized in the cash flow models are based on market data obtained from sources independent of the Company (observable inputs,) and are therefore classified as Level 2 within the fair value hierarchy. The estimated fair value of equity securities classified as Level 1, are derived from quoted market prices in active markets.
The following table sets forth the Company’s financial assets that were accounted for at fair values on a recurring basis as of March 31, 2011 and June 30, 2010 by level within the fair value hierarchy. As required by ASC 820, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurements (in thousands):

		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Unobservable
	Fair Value as of	Assets	Observable Inputs	Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Securities available for sale
U.S. Government and federal agency obligations	$160,537	$—	$160,537	$—
Corporate bonds	2,039	—	2,039	—
Equity Securities	1,714	1,714	—	—

Total securities available for sale	$164,290	$1,714	$162,576	$—

Mortgage-backed securities available for sale
FHLMC	$12,362	$—	$12,362	$—
FNMA	85,088	15,116	69,972	—
CMO	430,765	50,033	380,732	—

Total mortgage-backed securities available for sale	$528,215	$65,149	$463,066	$—

		Quoted Prices in
		Active Markets
		for Identical	Significant Other	Unobservable
	Fair Value as of	Assets	Observable Inputs	Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Measured on a recurring basis:
Assets:
Securities available for sale
U.S. Government and federal agency obligations	$349,959	$67,050	$282,909	$—
Corporate bonds	2,072	—	2,072	—
Mutual Funds	4,937	4,937	—	—
Equity Securities	1,755	1,755	—	—

Total securities available for sale	$358,723	$73,742	$284,981	$—

Mortgage-backed securities available for sale
FHLMC	$19,061	$—	$19,061	$—
FNMA	24,020	—	24,020	—
CMO	35,396	—	35,396	—

Total mortgage-backed securities available for sale	$78,477	$—	$78,477	$—

Also, the Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets.
The following tables set forth the Company’s financial assets that were accounted for at fair values on a nonrecurring basis as of March 31, 2011 and June 30, 2010 by level within the fair value hierarchy. As required by ASC 820, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurements (in thousands):

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Unobservable
	Fair Value as of	Identical Assets	Inputs	Inputs
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Assets:
Impaired loans:
Commercial real estate	$1,817	$—	$—	$1,817
Construction and land loans	11,040	—	—	11,040
Other loans	1,500	—	—	1,500

Total impaired loans	$14,357	$—	$—	$14,357

Loans Held for sale	$9,484	$—	$—	$9,484

Real estate owned
Residential	$993	$—	$—	$993
Commercial real estate	3,050	—	—	3,050
Construction and loan loans	1,910	—	—	1,910

Total real estate owned	$5,953	$—	$—	$5,953

		Quoted Prices	Significant
		in Active	Other
		Markets for	Observable	Unobservable
	Fair Value as of	Identical Assets	Inputs	Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Measured on a non-recurring basis:
Assets:
Impaired loans:
Commercial real estate	$5,454	$—	$—	$5,454
Construction and land loans	14,973	—	—	14,973

Total impaired loans	20,427	—	—	20,427

Real estate owned
Commercial real estate	2,656	—	—	2,656
Construction and loan loans	375	—	—	375

Total real estate owned	$3,031	$—	$—	$3,031

Impaired Loans: The Company had impaired loans with outstanding principal balances of $14.9 million and $21.9 million at March 31, 2011 and June 30, 2010, respectively, that were recorded at their estimated fair value (less cost to sell) of $14.4 million and $20.4 million at March 31, 2011 and June 30, 2010, respectively. Specific reserves for impaired loans totaled $550,000 at March 31, 2011 and $1.4 million at June 30, 2010. The Company recorded net impairment charges of $5.2 million and $1.6 million for the nine months ended March 31, 2011 and 2010, respectively. Impaired loans are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date and are considered level 3 inputs.
Loans Held for Sale: The Company had loans held for sale of $9.5 million at March 31, 2011. There were no loans held for sale at June 30, 2010. Loans held for sale are valued utilizing current appraisals adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date, including indicative sale values and are considered level 3 inputs.
Other Real Estate Owned: The Company had assets acquired through foreclosure or deed-in-lieu of foreclosure of $6.0 million at March 31, 2011 and $3.0 million at June 30, 2010. Other real estate owned is recorded at estimated fair value less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions. Subsequent valuation adjustments to other real estate owned totaled $1.0 million for the nine months ended March 31, 2011, reflective of continued deterioration in estimated fair values. Operating costs after acquisition are expensed.

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
Securities
The fair values for substantially all of our securities are obtained from an independent nationally recognized pricing service. The independent pricing service utilizes market prices of same or similar securities whenever such prices are available. Prices involving distressed sellers are not utilized in determining fair value. Where necessary, the independent third-party pricing service estimates fair value using models employing techniques such as discounted cash flow analyses. The assumptions used in these models typically include assumptions for interest rates, credit losses, and prepayments, utilizing market observable data where available.
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
Deposit Liabilities
The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, and NOW and money market accounts, is equal to the amount payable on demand as of March 31, 2011 and June 30, 2010. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.
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

	March 31, 2011		June 30, 2010
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In thousands)
Financial assets:
Cash and cash equivalents	$15,267	15,267	346,339	346,339
Securities available for sale	164,290	164,290	358,723	358,723
Mortgage-backed securities held to maturity	49,307	50,398	66,468	68,622
Mortgage-backed securities available for sale	528,215	528,215	78,477	78,477
Federal Home Loan Bank of New York stock	26,743	26,743	25,081	25,081
Loans,net	1,653,229	1,684,486	1,505,880	1,604,852
Loans held for sale	9,484	9,484	—	—
Financial liabilities — deposits	1,325,577	1,317,496	1,289,746	1,293,912
Financial liabilities — borrowings	532,485	557,362	495,552	549,967
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

11. Deposits
The following table sets forth the distribution of total deposit accounts, by account type, at the dates indicated.:

	March 31, 2011	June 30, 2010
	(In thousands)

Checking accounts	$149,622	$131,029
Money market accounts	337,699	297,540
Savings accounts	152,447	146,675
Time deposits	685,809	714,502

Total deposits	$1,325,577	$1,289,746

Included in total deposits at March 31, 2011 were brokered time deposits of $22.9 million. Brokered time deposits had weighted average interest rates of 2.46% and weighted average maturity of 5.1 years. There were no brokered time deposits at June 30, 2010.
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
The Company files income tax returns in the United States federal jurisdiction and in New Jersey, Pennsylvania and New York state jurisdictions. The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2006. Currently, the Company is not under examination by any taxing authority.

13. Real Estate Joint Ventures, net and Real Estate Held for Investment
The Company accounts for investments in joint ventures under the equity method. The balance reflects the cost basis of investments, plus the Company’s share of income earned on the joint venture operations, less cash distributions, including excess cash distributions, and the Company’s share of losses on joint venture operations. Cash received in excess of the Company’s recorded investment in a joint venture is recorded as unearned revenue in other liabilities. The net book value of real estate joint ventures was $4.7 million and $5.0 million at March 31, 2011 and June 30, 2010, respectively.
Real estate held for investment includes the Company’s undivided interest in real estate properties accounted for under the equity method and properties held for investment purposes. Cash received in excess of the Company’s recorded investment for an undivided interest in real estate property is recorded as unearned revenue in other liabilities. The operations of the properties held for investment purposes are reflected in the financial results of the Company and included in the Other Income caption in the Income Statement. Properties held for investment purposes are carried at cost less accumulated depreciation. The net book value of real estate held for investment was $(197,000) at March 31, 2011 and June 30, 2010.
14. Recent Accounting Pronouncements
In April 2011, the FASB issued Accounting Standards Update No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring “, to amend previous guidance with respect to troubled debt restructurings. This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The provisions of this update are not expected to have a material impact on the Company’s financial position, results or operations or cash flows.
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
Comparison of Financial Condition at March 31, 2011 and June 30, 2010
Balance Sheet Summary
Total Assets. Total assets increased $80.0 million, or 3.2%, to $2.56 billion at March 31, 2011, from $2.48 billion at June 30, 2010. The increase was primarily in loans and mortgage-backed securities available for sale which were partially offset by decreases in cash and cash equivalents and securities available for sale.
Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) decreased $331.1 million, or 95.6%, to $15.3 million at March 31, 2011, from $346.3 million at June 30, 2010. The balance at June 30, 2010 was primarily due to the proceeds from the second step transaction. These funds were deployed as quickly as possible while prudently following the disciplines of the Company’s investment policy. These excess funds were fully deployed in securities available for sale and MBS available for sale by December 31, 2010.
Net Loans. Loans, net increased $147.3 million to $1.65 billion at March 31, 2011, from $1.51 billion at June 30, 2010. The Company continues its emphasis on loan originations, particularly multifamily and commercial real estate loans. Loan originations totaled $320.3 million and purchases totaled $12.5 million for the nine months ended March 31, 2011. Loan originations totaled $76.3 million and purchases totaled $2.7 million for the three months ended March 31, 2011. The reduced level of originations during the quarter was directly related to increased competition and tighter market spreads on loans.

Delinquency and non performing asset information is provided below:

	3/31/2011	12/31/2010	9/30/2010	6/30/2010	3/31/2010	12/31/2009
	(in thousands)
Delinquency Totals
30 - 59 days past due	$6,523	$14,460	$9,306	$12,330	$6,670	$9,613
60 - 89 days past due	3,688	2,437	3,278	4,629	4,293	1,974
nonaccrual	12,563	25,055	41,720	38,125	41,170	51,907

Total	$22,774	$41,952	$54,304	$55,084	$52,133	$63,494

Non Performing Asset Totals
Nonaccrual loans	$11,001	$25,055	$41,720	$38,125	$41,170	$51,907
Troubled debt restructuring [1]	1,562	—	—	—	—	—
Real Estate Owned	5,953	6,102	5,074	3,031	434	600
Loans Held For Sale	9,484	9,484	—	—	—	—

Total	$28,000	$40,641	$46,794	$41,156	$41,604	$52,507

(1)	The Company has an additional $7.9 million of troubled debt restructurings which are performing in accordance with their contractual terms.
Over the quarter ended March 31, 2011, total delinquent loans decreased $19.2 million; nonaccrual loans decreased $12.5 million and nonperforming assets decreased $12.6 million. Over the nine months ended March 31, 2011, total delinquent loans decreased $32.3 million; nonaccrual loans decreased $25.6 million and nonperforming assets decreased $13.2 million.
A discussion of the significant components of the nonaccrual loan total at December 31, 2010 and March 31, 2011 follows. These loans have been discussed in prior public releases.
• A $14.1 million loan secured by a multi-tenant commercial property in Hudson County, New Jersey that was a component of the December 31, 2010 nonaccrual total was disposed through a sale of the note. The note sale resulted in a $1.9 million charge off. Oritani provided financing to the purchaser at market rates and market terms.
• A $2.7 million construction loan for a luxury home in Morris County, New Jersey. Construction at the property ceased and foreclosure proceedings have commenced. Due to the extended time period currently associated with New Jersey foreclosures, this loan is likely to be a component of the nonaccrual total for the foreseeable future. The loan is classified as impaired as of March 31, 2011. In accordance with the results of the impairment analysis for this loan, based primarily on a recent appraisal, specific reserves totaling $208,000 have been recorded against this loan.
• A $1.9 million residential construction loan for two luxury homes and an improved lot located in Essex County, New Jersey. The loan was classified as impaired as of March 31, 2011. A total of $463,000 of this loan has been charged off including $193,000 during the quarter ended March 31, 2011. In April, 2011, Oritani obtained title to the collateral via deed in lieu of foreclosure and transferred the loans to REO. There was a contract for sale on one of the two homes which closed in May 2011.
• A $936,000 multifamily construction loan in Hudson County, New Jersey. Three units remain from this original eight unit project. Two of the remaining units have been rented and the remaining unit is being marketed for sale. Oritani entered into a forbearance agreement with the borrower. Under the terms of the agreement, the loan has been modified and extended to reflect the posture regarding the collateral (rental versus sale). The new loan is at market rates and terms, and the cash flows from the property are being controlled by Oritani.
• A participation loan on a commercial building in Bergen County, NJ. The total loan is $924,000 and Oritani owns $832,000. The borrowers have declared bankruptcy and the building is being marketed for sale by the bankruptcy trustee. The loan was classified as impaired as of March 31, 2011. In accordance with the results of the impairment analysis for this loan, based primarily on a recent appraisal, Oritani has recorded a specific reserve of $47,000 against its portion of this loan.

• There are nine other multifamily/commercial real estate loans, totaling $3.3 million, classified as nonaccrual at March 31, 2011. The largest of these loans has a balance of $690,000.
• There are six other residential loans, totaling $2.7 million, classified as nonaccrual at March 31, 2011. The largest of these loans has a balance of $1.2 million.
As discussed in prior filings, the Company has continued its aggressive posture toward delinquent borrowers. The Company realizes that this posture contributes to the high level of delinquencies but believes this is the most prudent path to addressing problem loans.
Securities Available For Sale. Securities AFS decreased $194.4 million to $164.3 million at March 31, 2011, from $358.7 million at June 30, 2010. The decrease was primarily due to sale of $109.1 million and security calls of $276.9 million, partially offset by purchases of $197.5 million and changes in fair value. Management’s investment decisions have impacted the balances in Securities AFS as well as MBS AFS. Excess liquidity has generally been deployed in investments classified as available for sale as such classifications provide greater flexibility should cash needs develop. Specific investments purchased consider the risk/reward profile of the investment as well as the interest rate risk position and the projected cash needs of the Company. During fiscal 2010, the typical investment of the Company was a callable note of government sponsored agency with limited optionality and call features that increased the likelihood that the note would be called. Such investments were classified as Securities AFS. During fiscal 2011, the Company has favored certain short structures of MBS or collateralized mortgage obligations (“CMOs”) with relatively short repayment windows and limited extension risk issued by government sponsored agencies. While the yield on such securities is low, management has prioritized structure over yield. Such investments are classified as MBS AFS. The primary reason for the switch from Securities AFS to MBS AFS was the desire to reduce the impact of interest rate fluctuations on the cash flows from the investment portfolio. In order to accelerate the investment in MBS AFS, the Company sold $104.5 million of callable notes, classified as Securities AFS, in February, 2011. The net effect of this sale resulted in no income statement gain or loss. The proceeds from this sale were ultimately redeployed into MBS AFS. In March, 2011, the Company sold all of its shares in an Asset Management Fund with underlying investments in adjustable rate mortgages. The proceeds from this sale were $4.6 million. A gain of $253,000 was recognized on this sale. Impairment charges had previously been recognized on the Asset Management Fund.
Mortgage-backed Securities Available For Sale. Mortgage-backed securities AFS increased $449.7 million to $528.2 million at March 31, 2011, from $78.5 million at June 30, 2010. See “Securities Available For Sale,” above, for a discussion of the investment decisions impacting the balances in this caption.

Loans Held For Sale. There is one loan that comprises this caption. The collateral for the loan is a condominium construction project in Bergen County, New Jersey. The loan was classified as held for sale as of December 31, 2010 because the Company had changed its posture regarding the likely method of disposal of the loan. The Company had contracted with a marketing agent to solicit bids for the property. Accordingly, all specific reserves associated with the loan were charged off and the loan was transferred to held for sale at the remaining value of $9.5 million. Prior to December 31, 2010, the loan had been classified as nonaccrual. As of March 31, 2011, the loan is under contract for sale. The estimated net proceeds from the sale are sufficient to avoid any additional writedowns of this loan. While closing is anticipated during the quarter ended June 30, 2011, there are contingencies associated with the contract and the Company makes no assurances that the contract will close. During the quarter ended March 31, 2011, all variance issues regarding the project were resolved with the municipality.
Real Estate Owned. Real estate owned (“REO”) increased $2.9 million to $6.0 million at March 31, 2011, from $3.0 million at June 30, 2010. The increase is due to the Bank acquiring title to seven properties during the nine months ended March 31, 2011 with book values of $7.0 million less write-downs of $1.0 million. Included in the $1.0 million total is a $799,000 write-down that occurred during the quarter ended March 31, 2011. This write-down was based on an updated appraised value of one of the REO properties. The increase from acquisitions was partially offset by the sale of two REO properties with net book values of $3.0 million. Proceeds from the sale of REO were $3.7 million and a net gain of $718,000 was recognized. The REO balance at March 31, 2011 consists of seven properties. Management is attempting to dispose of these properties as quickly and efficiently as possible. In May 2011, a verbal agreement for the sale of one REO property, with a book value of $2.5 million, was obtained and negotiations for a contract are being finalized. The estimated net proceeds from the sale are sufficient to avoid any additional writedowns of this asset.
Deposits. Deposits increased $35.8 million, or 2.8%, to $1.33 billion at March 31, 2011, from $1.29 billion at June 30, 2010. The trend in deposit balances through December 31, 2010 had been negative. Primarily due to the Company’s high liquidity position, the interest rates offered on many of the Company’s deposit products were less than those of its direct competitors. This action helped reduce interest expense but also negatively impacted deposit balances. Deposit pricing returned to competitive levels once the excess liquidity from the second step conversion was deployed. Deposits increased $69.6 million during the quarter ended March 31, 2011 and $22.9 million of this increase was due to brokered deposits. The quarterly growth, excluding the impact of the brokered deposits, reflects a 3.7% rate of increase and a 14.9% annualized rate of increase. Continued strong deposit growth remains a strategic objective. A new branch location opened during the quarter in Ramsey, New Jersey. Two additional de novo branches are anticipated in calendar 2011.
Borrowings. Borrowings increased $36.9 million, or 7.5%, to $532.5 million at March 31, 2011, from $495.6 million at June 30, 2010. The increase is due to the Company’s usage of short term borrowings with a low cost, thereby increasing spread and margin. The Company expects to increase its long term borrowing position to protect against future increases in interest rates. This action will likely result in an increased cost of borrowings.
Stockholders’ Equity. Stockholders’ equity increased $3.0 million to $646.4 million at March 31, 2011, from $643.4 million at June 30, 2010. The increase was primarily due to net income in excess of dividends. This increase was partially offset by a decline in the fair value of the available for sale portfolio. The increase in interest rates that occurred primarily in November and December, 2010 had a negative impact on the value of the available for sale portfolio. At March 31, 2011, there were 56,202,485 shares outstanding. Our book value per share was $11.50. Based on our March 31, 2011 closing price of $12.68 per share, the Company stock was trading at 1.10% of book value.

Average Balance Sheet for the Three and Nine Months Ended March 31, 2011 and 2010
The following tables present certain information regarding Oritani Financial Corp.’s financial condition and net interest income for the three and nine months ended March 31, 2011 and 2010. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	Average Balance Sheet and Yield/Rate Information
	For the Three Months Ended (unaudited)
	March 31, 2011			March 31, 2010
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans (1)	$1,644,046	$25,377	6.17%	$1,386,530	$22,568	6.51%
Securities held to maturity (2)	27,741	390	5.62%	25,554	360	5.64%
Securities available for sale	257,450	1,190	1.85%	316,342	2,204	2.79%
Mortgage backed securities held to maturity	47,184	380	3.22%	79,882	730	3.66%
Mortgage backed securities available for sale	426,104	2,238	2.10%	99,080	1,141	4.61%
Federal funds sold and short term investments	24,176	16	0.26%	18,157	17	0.37%

Total interest-earning assets	2,426,701	29,591	4.88%	1,925,545	27,020	5.61%

Non-interest-earning assets	105,281			96,047

Total assets	$2,531,982			$2,021,592

Interest-bearing liabilities:
Savings deposits	150,027	224	0.60%	146,296	303	0.83%
Money market	316,353	787	1.00%	283,557	986	1.39%
Checking accounts	146,804	196	0.53%	109,881	198	0.72%
Time deposits	674,301	2,501	1.48%	683,358	3,529	2.07%

Total deposits	1,287,485	3,708	1.15%	1,223,092	5,016	1.64%
Borrowings	553,893	5,294	3.82%	506,182	5,122	4.05%

Total interest-bearing liabilities	1,841,378	9,002	1.96%	1,729,274	10,138	2.35%

Non-interest-bearing liabilities	49,463			42,191

Total liabilities	1,890,841			1,771,465
Stockholders’ equity	641,141			250,127

Total liabilities and stockholders’ equity	$2,531,982			$2,021,592

Net interest income		$20,589			$16,982

Net interest rate spread (3)			2.92%			3.26%

Net interest-earning assets (4)	$585,323			$196,271

Net interest margin (5)			3.39%			3.51%

Average of interest-earning assets to interest-bearing liabilities			131.79%			111.35%

(1)	Includes loans held for sale and nonaccrual loans.

(2)	Includes Federal Home Loan Bank Stock

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Average Balance Sheet and Yield/Rate Information
	For the Nine Months Ended (unaudited)
	March 31, 2011			March 31, 2010
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans (1)	$1,594,923	$74,368	6.22%	$1,353,417	$64,633	6.37%
Securities held to maturity (2)	26,479	1,092	5.50%	25,526	1,077	5.63%
Securities available for sale	314,163	5,319	2.26%	279,029	5,942	2.84%
Mortgage backed securities held to maturity	51,755	1,285	3.31%	95,752	2,648	3.69%
Mortgage backed securities available for sale	317,668	5,413	2.27%	111,193	3,859	4.63%
Federal funds sold and short term investments	94,231	207	0.29%	38,366	107	0.37%

Total interest-earning assets	2,399,219	87,684	4.87%	1,903,283	78,266	5.48%

Non-interest-earning assets	102,490			89,607

Total assets	$2,501,709			$1,992,890

Interest-bearing liabilities:
Savings deposits	148,765	710	0.64%	146,307	978	0.89%
Money market	294,371	2,217	1.00%	252,788	2,994	1.58%
Checking accounts	150,384	649	0.58%	104,490	602	0.77%
Time deposits	690,266	8,227	1.59%	695,816	12,565	2.41%

Total deposits	1,283,786	11,803	1.23%	1,199,401	17,139	1.91%
Borrowings	526,367	15,702	3.98%	507,491	15,616	4.10%

Total interest-bearing liabilities	1,810,153	27,505	2.03%	1,706,892	32,755	2.56%

Non-interest-bearing liabilities	47,980			40,148

Total liabilities	1,858,133			1,747,040
Stockholders’ equity	643,576			245,850

Total liabilities and stockholder’s equity	$2,501,709			$1,992,890

Net interest income		$60,179			$45,511

Net interest rate spread (3)			2.84%			2.92%

Net interest-earning assets (4)	$589,066			$196,391

Net interest margin (5)			3.34%			3.20%

Average of interest-earning assets to interest-bearing liabilities			132.54%			111.51%

(1)	Includes loans held for sale and nonaccrual loans.

(2)	Includes Federal Home Loan Bank Stock

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Quarter Ended March 31, 2011 and 2010
Net Income. Net income increased $2.0 million, or 39.7%, to $7.0 million, or $0.13 per share, for the quarter ended March 31, 2011, from $5.0 million, or $0.09 per share, for the corresponding 2010 quarter. The primary cause of the increased income in the 2011 periods was increased net interest income. Our annualized return on average assets was 1.11% for the quarter ended March 31, 2011 and 0.99% for the corresponding 2010 quarter.
Total Interest Income. Total interest income increased $2.6 million or 9.5%, to $29.6 million for the three months ended March 31, 2011, from $27.0 million for the three months ended March 31, 2010. The largest increase occurred in interest on loans, which increased $2.8 million or 12.4%, to $25.4 million for the three months ended March 31, 2011, from $22.6 million for the three months ended March 31, 2010. During that same period, the average balance of loans increased $257.5 million, while the yield on the portfolio decreased 34 basis points on an actual basis and decreased 4 basis points on a normalized basis. Included in interest on loans for the three months ended March 31, 2010 is $1.0 million of prior period and penalty interest recovered in conjunction with problem loan disposals. These amounts were not included in income for the normalized calculation of loan yield. Other captions of interest income were impacted by market interest rates and management’s investment decisions. See “Comparison of Financial Condition at March 31, 2011 and June 30, 2010 — Securities Available for Sale” for a discussion of the investment decisions impacting the balances. Interest on securities available for sale (“AFS”) decreased $1.0 million, or 46.0%, to $1.2 million for the three months ended March 31, 2011, from $2.2 million for the three months ended March 31, 2010. The average balance of securities AFS decreased $58.9 million for the three months ended March 31, 2011 versus the corresponding 2010 period. The yield on the portfolio decreased 94 basis points primarily due to a decline in market rates, as well as the conservative structure of the 2011 purchases. Interest on mortgage-backed securities (“MBS”) held to maturity (“HTM”) decreased $350,000, or 47.9%, to $380,000 for the three months ended March 31, 2011, from $730,000 for the three months ended March 31, 2010. Cash flows from this portfolio were not reinvested into held to maturity securities. The average balance of MBS HTM decreased $32.7 million for the three months ended March 31, 2011 versus the corresponding 2010 period, while the yield on the portfolio decreased 43 basis points. Interest on MBS AFS increased $1.1 million to $2.2 million for the three months ended March 31, 2011, from $1.1 million for the three months ended March 31, 2010. The average balance of MBS AFS increased $327.0 million for the three months ended March 31, 2011 versus the corresponding 2010 period, while the yield on the portfolio decreased 251 basis points.
Total Interest Expense. Total interest expense decreased $1.1 million, or 11.2%, to $9.0 million for the three months ended March 31, 2011, from $10.1 million for the three months ended March 31, 2010. Interest expense on deposits decreased $1.3 million, or 26.1%, to $3.7 million for the three months ended March 31, 2011, from $5.0 million for the three months ended March 31, 2010. The average balance of interest bearing deposits increased $64.4 million over the period while the average cost of these funds decreased 49 basis points. Market interest rates allowed the Bank to reprice many maturing time deposits, as well as other interest bearing deposits, at lower rates, decreasing the cost of funds. The rate at which the cost of deposits has been decreasing has slowed as most deposits have repriced in a lower rate environment. Interest expense on borrowings increased $172,000 to $5.3 million for the three months ended March 31, 2011, from $5.1 million for the three months ended March 31, 2010. The average balance of borrowings increased $47.7 million over the period while the cost decreased 22 basis points.

Net Interest Income Before Provision for Loan Losses. Net interest income increased $3.7 million, or 22.0%, to $20.6 million for the three months ended March 31, 2011, from $16.9 million for the three months ended March 31, 2010. As detailed in the chart below, the Company’s net interest rate spread decreased to 2.92% for the three months ended March 31, 2011, from 3.05% (normalized) for the three months ended March 31, 2010. The Company’s net interest margin increased to 3.39% for the three months ended March 31, 2011, from 3.29% (normalized) for the three months ended March 31, 2010. The normalized results for the 2010 period exclude the impact of $1.0 million of prior period and penalty interest recovered in conjunction with problem loan disposals. The Company’s net interest rate spread and net interest margin were hindered by the nonaccrual loan level in both the 2011 and 2010 periods. The Company’s net interest income was reduced $535,000 and $256,000 for the three months ended March 31, 2011 and 2010, respectively, due to the impact of nonaccrual loans. The spread and margin were impacted in the 2011 period due to the deployment of the proceeds from the second step conversion in lower yielding assets. The spread and margin benefited from the steep yield curve in both periods but to a greater extent in 2011. The low interest rate environment and steep yield curve allowed the Company to reprice deposits at lower rates with a lesser impact on loan rates. The Company is liability sensitive and has begun addressing its exposure to higher market interest rates. The $104.5 million investment restructure discussed in “Comparison of Financial Condition at March 31, 2011 and June 30, 2010 — Securities Available for Sale” was done to partially mitigate this exposure. During the quarter ended March 31, 2011, the Company obtained $22.9 million of brokered deposits. The deposit maturities range from 4 to 7 years with a weighted average cost to the Company of 2.46%. These brokered deposits will increase the cost of deposits but also assist in partially mitigating the exposure to higher market interest rates. Management expects to continue deploying strategies to address the exposure to higher market interest rates. Such strategies will likely have a negative impact on the Company’s spread and margin.

	Net Interest
	Income Before	Actual		Normalized
Quarter Ended:	Provision	Spread	Margin	Spread	Margin

March 31, 2011	20,586	2.92%	3.39%	2.92%	3.39%
December 31, 2010	20,287	2.89%	3.39%	2.89%	3.39%
September 30, 2010	19,303	2.72%	3.25%	2.72%	3.25%
June 30, 2010	17,422	3.17%	3.41%	3.17%	3.41%
March 31, 2010	16,882	3.26%	3.51%	3.05%	3.29%
December 31, 2009	14,410	2.75%	3.02%	2.75%	3.02%
September 30, 2009	14,219	2.75%	3.03%	2.47%	2.76%
Provision for Loan Losses. The Company recorded provisions for loan losses of $2.3 million for the three months ended March 31, 2011 and $2.5 million three months ended March 31, 2010. See discussion of allowance for loan losses in “Comparison of Financial Condition at March 31, 2011 and June 30, 2010” and footnote 7 of the financial statements.
Other Income. Other income decreased $168,000 to $1.1 million for the three months ended March 31, 2011, from $1.2 million for the three months ended March 31, 2010. Service charges decreased $124,000 to $311,000 for the three months ended March 31, 2011, from $435,000 for the three months ended March 31, 2010. The decrease is primarily due to late charges of $146,000 received in the 2010 period in conjunction with problem loan disposals. In the 2011 period, the Company recognized an impairment charge of $261,000 pertaining to equity securities in its investment portfolio. This charge was partially offset by a $253,000 gain recognized in conjunction with the sale of its position of mutual fund holdings. See “Comparison of Financial Condition at March 31, 2011 and June 30, 2010 — Securities Available for Sale” for additional information regarding this sale.

Operating Expenses. Operating expenses increased $858,000 to $8.3 million for the three months ended March 31, 2011, from $7.4 million for the three months ended March 31, 2010. The increase was primarily due to real estate owned operations, which increased $725,000. This increase was principally due to a $799,000 write-down that was based on an updated appraised value of one of the REO properties. In addition, other expenses increased $472,000, primarily due to expenses associated with problem assets. In the 2010 period, other expenses were reduced by $149,000 due to legal fees recovered in conjunction with problem asset disposals. These increases were partially offset by decreases in compensation and FDIC insurance premiums. Compensation, payroll taxes and fringe benefits decreased $257,000 primarily due to an $891,000 decrease in the cost associated with the Company’s stock benefit plan. A significant portion of awards and options granted under the stock benefit plan fully vested in June 2010 and the expenses associated with the vested shares were recorded at that time. This decrease was partially offset by a $456,000 increase in the cost associated with the Company’s benefit plans and a $149,000 increase in compensation costs. Federal deposit insurance premiums decreased $178,000 over the periods primarily due to decreased FDIC insurance rates based on our increased capital levels.
Income Tax Expense. Income tax expense for the three months ended March 31, 2011 was $4.1 million on pre-tax income of $11.1 million, resulting in an effective tax rate of 36.8%. Income tax expense for the three months ended March 31, 2010 was $3.2 million on pre-tax income of $8.2 million, resulting in an effective tax rate of 38.9%. The Company has implemented various strategic objectives and one of the consequences of their implementation is an anticipated reduction in the Company’s effective tax rate.
Comparison of Operating Results for the Nine Months Ended March 31, 2011 and 2010.
Net Income. Net income increased $8.9 million, or 71.8%, to $21.3 million, or $0.40 per basic and diluted share, for the nine months ended March 31, 2011, from $12.4 million, or $0.23 per basic and diluted share, for the corresponding 2010 period. The primary driver of the increased income in the 2011 period was increased net interest income. Net interest income increased by $14.7 million, or 32.2%, to $60.2 million for the nine months ended March 31, 2011, from $45.5 million for the nine months ended March 31, 2010. The increase is primarily due to decreasing cost of funds and a larger asset base. Net income for the 2010 period was augmented by recoveries associated with problem loan disposals. Over the nine months ended March 31, 2010, the Company collected $2.3 million of delinquent interest and prepayment penalties, $297,000 of late charges and $501,000 of reimbursed legal expenses in connection with problem loan disposals. The after tax impact of such items totaled $1.9 million. Our annualized return on average assets was 1.13% for the nine months ended March 31, 2011 and 0.83% (0.70% normalized) for the corresponding 2010 period. A reconciliation of actual results for the nine months ended March 31, 2010 to normalized, non-GAAP results (actual results adjusted for non-recurring items) for the same period is provided in the following table:

	Analysis of operating results adjusted for non-recurring revenues and
	expenses-Normalized
	For the Nine Months Ended March 31, 2010
		Income from
	Actual GAAP	Problem Loan	Non-GAAP
	Results	Dispositions	Normalized
	(Dollars in thousands, except per share amounts)
Selected Operating Data:
Interest income	$78,266	$(2,318)	$75,948
Interest expense	32,755	—	32,755

Net interest income	45,511	(2,318)	43,193

Provision for loan losses	7,550	—	7,550

Net interest income after provision
for loan losses	37,961	(2,318)	35,643

Other income	4,856	(297)	4,559
Other expense	22,418	501	22,919

Income before income tax expense	20,399	(3,116)	17,283

Income tax expense	7,975	(1,218)	6,757

Net income	12,424	(1,898)	10,526

Net income available to common shareholders	12,098		6,135

Earnings per share-basic & diluted	$0.23		$0.19

Return on average assets	0.83%		0.70%
Return on average equity	6.74%		5.71%
Net interest spread	2.92%		2.76%
Net interest margin	3.20%		3.03%

Total Interest Income. Total interest income increased $9.4 million, or 12.0%, to $87.7 million for the nine months ended March 31, 2011, from $78.3 million for the nine months ended March 31, 2010. The largest increase occurred in interest on loans, which increased $9.7 million or 15.1%, to $74.4 million for the nine months ended March 31, 2011, from $64.6 million for the nine months ended March 31, 2010. Over that same period, the average balance of loans increased $241.5 million and the yield on the portfolio decreased 15 basis points on an actual basis and increased 8 basis points on a normalized basis. Included in interest on loans for the nine months ended March 31, 2010 is $2.3 million of prior period and penalty interest recovered in conjunction with problem loan disposals. These amounts were not included in income for the normalized calculation of loan yield. Prepayment penalties and deferred fees on loans paid in full in the 2011 period contributed to the increase in yield realized on a normalized basis. Interest on securities AFS decreased $623,000 to $5.3 million for the nine months ended March 31, 2011, from $5.9 million for the nine months ended March 31, 2010. The average balance of securities AFS increased $35.1 million over that same period while the yield decreased 58 basis points. Interest on MBS HTM decreased $1.4 million to $1.3 million for the nine months ended March 31, 2011, from $2.6 million for the nine months ended March 31, 2010. Interest on MBS AFS increased $1.6 million to $5.4 million for the nine months ended March 31, 2011, from $3.9 million for the nine months ended March 31, 2010. See “Comparison of Financial Condition at March 31, 2011 and June 30, 2010 - Securities Available for Sale” for a discussion of the investment decisions impacting the balances. The changes in these three captions are primarily due to the reasons described in “Comparison of Operating Results for the Quarter Ended March 31, 2011 and 2010, Total Interest Income.”
Total Interest Expense. Total interest expense decreased $5.3 million, or 16.0%, to $27.5 million for the nine months ended March 31, 2011, from $32.8 million for the nine months ended March 31, 2010. Interest expense on deposits decreased $5.3 million, or 31.1%, to $11.8 million for the nine months ended March 31, 2011, from $17.1 million for the nine months ended March 31, 2010. The average balance of interest bearing deposits increased $84.4 million over this period while the average cost of these funds decreased 68 basis points. Interest expense on borrowings increased $86,000, or 0.6%, to $15.7 million for the nine months ended March 31, 2011, from $15.6 million for the nine months ended March 31, 2010. The average balance of borrowings increased $18.9 million over the period while the cost decreased 13 basis points.

Net Interest Income Before Provision for Loan Losses. Net interest income increased $14.7 million, or 32.2%, to $60.2 million for the nine months ended March 31, 2011, from $45.5 million for the nine months ended March 31, 2010. The Company’s net interest rate spread and margin increased to 2.84% and 3.34% for the nine months ended March 31, 2011, from 2.76% (normalized) and 3.03% (normalized) for the nine months ended March 31, 2010, respectively. The 2010 calculations exclude non-recurring interest on loans totaling $2.3 million realized in conjunction with problem loan disposals. The actual net interest rate spread and margin in the 2010 period were 2.92% and 3.19%, respectively. The factors described in “Comparison of Operating Results for the Quarter Ended March 31, 2011 and 2010, Net Interest Income Before Provision for Loan Losses” also impacted the nine month periods. The Company’s net interest income was reduced $2.0 million and $2.4 million for the nine months ended March 31, 2011 and 2010, respectively, due to the impact of nonaccrual loans.
Provision for Loan Losses. The Company recorded provisions for loan losses of $6.8 million for the nine months ended March 31, 2011 as compared to $7.6 million for the nine months ended March 31, 2010. See discussion of the allowance for loan losses in “Comparison of Financial Condition at December 31, 2010 and June 30, 2010” and footnote 6 of the financial statements.
Other Income. Other income decreased $865,000 to $4.0 million for the nine months ended March 31, 2011 from $4.9 million for the nine months ended March 31, 2010. Service charges decreased $193,000 to $1.0 million for the nine months ended March 31, 2011, from $1.2 million for the nine months ended March 31, 2010. The decrease is primarily due to late charges of $297,000 received in the 2010 period in conjunction with problem loan disposals. Net income on the real estate investment captions of net real estate operations and income from investments in real estate joint ventures decreased $507,000 to $1.3 million for the nine months ended March 31, 2011, from $1.8 million for the nine months ended March 31, 2010. The change is due to several components. The income reported in these captions is dependent upon the operations of various properties and is subject to fluctuation. Overall, however, joint venture operations have been slightly impacted by increased vacancies and operational costs. In addition to these factors, income had been reduced since March 2010 at one commercial property due to a flood. Repairs and improvements have been made at this property. Return to normal operations and cash flows at this property resumed and are reflected in the results for the quarter ended March 31, 2011. However, the property is in a flood zone and subject to future disruptions. The remaining decrease is due to changes in gains on sales of assets. During the nine months ended March 31, 2010, the Company recognized a $1.0 million gain on the sale of a commercial office property that had been held and operated as a real estate investment. The 2010 gain is partially offset by a $718,000 net gain realized on the sale of a real estate owned property during the nine months ended March 31, 2011.

Other Expense. Operating expenses increased $1.4 million to $23.8 million for the nine months ended March 31, 2011, from $22.4 million for the nine months ended March 31, 2010. The increase was primarily due to other expenses, which increased $1.2 million. This increase was primarily due to expenses associated with problem assets. In the 2010 period, other expenses were reduced by $501,000 due to legal fees recovered in conjunction with problem asset disposals. Real estate owned operations increased $849,000 primarily due to the $799,000 write-down described above. These increases were partially offset by decreases in compensation and FDIC insurance premiums. Compensation, payroll taxes and fringe benefits decreased $267,000 primarily due to a $2.7 million decrease in the cost associated with the Company’s stock benefit plan. This decrease was partially offset by a $2.1 million increase in the cost associated with the Company’s benefit plans and a $218,000 increase in compensation costs. Federal deposit insurance premiums decreased $668,000 over the periods primarily due to decreased FDIC insurance rates based on our increased capital levels.
Income Tax Expense. Income tax expense for the nine months ended March 31, 2011, was $12.3 million, due to pre-tax income of $33.6 million, resulting in an effective tax rate of 36.8%. For the nine months ended March 31, 2010, income tax expense was $8.0 million, due to pre-tax income of $20.4 million, resulting in an effective tax rate of 39.1%. The Company has implemented various strategic objectives and one of the consequences of their implementation is an anticipated reduction in the Company’s effective tax rate.
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
At March 31, 2011, the Company had $39.3 million in overnight borrowings from the FHLB. At June 30, 2010, the Company had no overnight borrowings from the FHLB. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company had total borrowings of $532.5 million at March 31, 2011 and $496.0 million at June 30, 2010. The Company’s total borrowings at March 31, 2011 include $493.2 million in longer term borrowings with the FHLB. In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At March 31, 2011, outstanding commitments to originate loans totaled $77.0 million and outstanding commitments to extend credit totaled $58.2 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $497.7 million at March 31, 2011. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.
On September 29, 2009, the Federal Deposit Insurance Corporation issued a rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. On December 30, 2009, the Company paid $8.2 million in estimated assessments, of which $5.6 million is prepaid at March 31, 2011.

As of March 31, 2011, the Company and Bank exceeded all regulatory capital requirements as follows:

	Actual		Required
Company:	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$672,618	36.2%	$148,471	8.0%
Tier I capital (to risk-weighted assets)	649,405	35.0	74,235	4.0
Tier I capital (to average assets)	649,405	25.7	101,279	4.0

	Actual		Required
Bank:	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$431,233	23.7%	$145,566	8.0%
Tier I capital (to risk-weighted assets)	408,469	22.5	72,783	4.0
Tier I capital (to average assets)	408,469	16.3	100,254	4.0
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
The table below sets forth, as of March 31, 2011, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present
				Value of Assets (3)
					Increase
Change in Interest		Estimated Increase (Decrease) in NPV			(Decrease)
Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	basis points
(Dollars in thousands)

+200	$561,699	$(95,897)	(14.6)%	23.1%	(229)
+100	614,267	(43,329)	(6.6)	24.4	(94)
0	657,596	—	0.0	25.4	0
-100	690,093	32,497	4.9	26.0	62

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at March 31, 2011, in the event of a 100 basis point decrease in interest rates, we would experience a 4.9% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 14.6% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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

ORITANI FINANCIAL CORP.
Date: May 9, 2011	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date: May 9, 2011	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer