Form 10-K
period 2011-06-30
Oritani Financial Corp
filed 2011-09-12
CIK 1483195

SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2011
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
YES ☐ NO ☑
As of September 9, 2011, there were 56,245,065 shares of the Registrant’s common stock, par value $0.01 per share, issued and 51,084,979 shares outstanding.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2010, as reported by the Nasdaq Global Market, was approximately $612.7 million.
DOCUMENTS INCORPORATED BY REFERENCE
1.	Proxy Statement for the 2011 Annual Meeting of Stockholders of the Registrant (Part III).

Oritani Financial Corp.
2011 Annual Report on Form 10-K

PART I

ITEM 1.	BUSINESS
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
Oritani Financial Corp.
Oritani Financial Corp. (“the Company”) is the stock holding company for Oritani Bank. It is a Delaware corporation that was incorporated in March 2010. The Company is the successor to Oritani Financial Corp. (“Oritani-Federal”), a federal corporation and former stock holding company of Oritani Bank. In conjunction with the second step transaction of Oritani Financial Corp., MHC, the former mutual holding company parent, Oritani-Federal ceased to exist and the Company became its successor. The second step transaction was completed on June 24, 2010. The Company sold a total of 41,363,214 shares of common stock at $10.00 per share in the related stock offering. Concurrent with the completion of the offering, shares of Oritani-Federal common stock owned by public stockholders were exchanged for 1.50 shares of the Company’s common stock. In lieu of fractional shares, shareholders were paid in cash. The Company also issued 481,546 shares of common stock for the accelerated vesting of restricted stock awards triggered by the conversion. As a result of the offering, the exchange, and shares issued due to the accelerated vesting, as of June 30, 2010, the Company had 56,202,485 shares outstanding. Net proceeds from the offering were $401.8 million. As a result of the conversion, all share information has been revised to reflect the 1.50- to- one conversion rate.
Oritani Financial Corp. owns 100% of the outstanding shares of common stock of Oritani Bank. Oritani Financial Corp. primarily engages in the business of holding the common stock of Oritani Bank as well as two limited liability companies that own a variety of real estate investments. Oritani Financial Corp.’s executive office is located at 370 Pascack Road, in the Township of Washington, New Jersey 07676, and its telephone number is (201) 664-5400. Oritani Financial Corp. is subject to comprehensive regulation and examination by the Federal Reserve Bank (“FRB”). At June 30, 2011, Oritani Financial Corp. had consolidated assets of $2.59 billion, consolidated deposits of $1.38 billion and consolidated stockholders’ equity of $645.4 million. Its consolidated net income for the fiscal year ended June 30, 2011 was $28.5 million.
Oritani Financial Corp.’s website (www.oritani.com) contains a link to the Company’s filings with the Securities and Exchange Commission including copies of annual reports on Form 10-K, current reports on Form 8-K, and amendments to these filings, if any. These filings can be found under the ‘Investor Relations’ heading. Oritani-Federal filings can also be found here. Information on the website should not be considered a part of this report.

Oritani Bank
General
Oritani Bank is a New Jersey-chartered savings bank headquartered in the Township of Washington, New Jersey. Oritani Bank was originally founded in 1911, as a New Jersey building and loan association. Over the years, Oritani Bank has expanded through internal growth as well as through a series of business combinations. Oritani Bank conducts business from its main office located at 370 Pascack Road, in the Township of Washington, New Jersey 07676, and its 23 branch offices located in the New Jersey Counties of Bergen, Hudson, Essex and Passaic. The telephone number at its main office is (201) 664-5400. At June 30, 2011, our assets totaled $2.59 billion and our deposits totaled $1.38 billion. Oritani Bank was formerly known as Oritani Savings Bank. Effective September 8, 2008, the name was changed to Oritani Bank.
Our principal business consists of attracting retail and commercial bank deposits from the general public in the areas surrounding our main office in the Township of Washington, New Jersey and our branch offices located in the New Jersey Counties of Bergen, Hudson, Essex and Passaic , and investing those deposits, together with funds generated from operations, in multifamily and commercial real estate loans, one to four family residential mortgage loans as well as in second mortgage and equity loans, construction loans, business loans, other consumer loans, and investment securities. We originate loans primarily for investment and hold such loans in our portfolio. Occasionally, we will also enter into loan participations. Our revenues are derived principally from interest on loans and securities as well as our investments in real estate and real estate joint ventures. We also generate revenues from fees and service charges and other income. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.
Market Area
From our headquarters in the Township of Washington, New Jersey, we operate 24 full service branches, including our main office. We operate branches in four counties of New Jersey: Bergen, Hudson, Essex and Passaic. The majority of our branches (seventeen) and deposits are located in Bergen County. In addition, we operate five branches in Hudson County, one branch in Essex County and one branch in Passaic County. Our market area for commercial lending is broader, generally extending about 150 miles from our headquarters. Our lending area includes the state of New Jersey, the broader New York metropolitan area, southern New York, eastern Pennsylvania, and southern Connecticut. Our consumer lending is generally limited to the bank’s designated lending area which is considerably closer to our branch offices.
In terms of population, Bergen County ranks as the largest county in New Jersey (out of 21 counties) while Hudson County ranks fourth, Essex County ranks third and Passaic County ranks ninth. The economy in our primary market area has benefited from being varied and diverse. It is largely urban and suburban with a broad economic base. As one of the wealthiest states in the nation, New Jersey, with a population of 8.8 million, is considered one of the most attractive banking markets in the United States. As of July 2011, the unemployment rate for New Jersey was 9.5%, which was slightly higher than the national rate of 9.1%, with a total of 3.9 million New Jersey residents employed as of July 2011. Bergen County is considered part of the New York metropolitan area. Its county seat is Hackensack. Bergen County ranks 16th among the highest-income counties in the United States in 2009 in terms of per-capita income. Some of Bergen County’s major employers are: Hackensack University Medical Center; New Jersey Sports and Expo Authority; Merck-Medco Managed Care; AT&T Wireless Services, Inc.; Becton Dickinson & Company; Mellon Investor Services; Marcal Paper Mills; Mercedes-Benz of North America, Inc.; KPMG, LLP and United States Postal Service. See “Item 1A, Risk Factors — Current Market and Economic Conditions May Significantly Affect Our Operations and Financial Condition.”
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
Competition
We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2010, the latest date for which statistics are available, our market share of deposits was approximately 2.9% in Bergen County and less than 1.0% in each of Hudson and Passaic Counties . We had no deposits in Essex County at June 30, 2010.
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
Lending Activities
Our principal lending activity is the origination of multifamily loans and commercial real estate loans as well as residential real estate mortgage loans and construction loans secured by property located primarily in our market area. Our multifamily loans consist primarily of mortgage loans secured by apartment buildings. Our commercial real estate loans consist primarily of mortgage loans secured by commercial offices, retail space, warehouses and mixed-use buildings. Our residential real estate mortgage loans consist of one to four family residential real property and consumer loans. Construction loans consist primarily of one to four family and commercial development projects. We curtailed construction lending during fiscal 2009 due to market and economic conditions and now only originate such loans on an exception basis. Second mortgage and equity loans consist primarily of home equity loans and home equity lines of credit. Multifamily and commercial real estate loans represented $1.38 billion, or 81%, of our total loan portfolio at June 30, 2011. One to four family residential real estate mortgage loans represented $173.0 million, or 10.1%, of our total loan portfolio at June 30, 2011. As market rates for residential loans have decreased, Oritani’s rate for these products have been less than competitive. Consequently, residential loan balances have been decreasing throughout the last two fiscal years. We also offer second mortgages and equity loans. At June 30, 2011, such loans totaled $38.7 million, or 2.3%, of our loan portfolio. At June 30, 2011, construction and land loans totaled $86.5 million, or 5.0%, of our loan portfolio. At June 30, 2011, other loans, which primarily consist of business and to a smaller extent, account loans, totaled $30.6 million, or 1.8% of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.

	At June 30,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential	$172,972	10.1%	$244,126	15.9%	$265,962	20.4%	$223,087	21.8	$188,941	24.6%
Multi-family	474,776	27.8	360,380	23.5	277,589	21.3	237,490	23.2	210,587	27.4
Commercial real estate	901,916	52.9	760,076	49.5	562,138	43.3	359,681	35.2	240,544	31.3
Second mortgage and equity loans	38,706	2.3	48,110	3.1	54,769	4.2	59,886	5.8	65,240	8.5
Construction and land loans	86,502	5.1	102,137	6.6	130,831	10.0	138,195	13.5	62,704	8.1
Other loans	30,571	1.8	21,753	1.4	10,993	0.8	4,880	0.5	1,140	0.1

Total loans	1,705,443	100.0%	1,536,582	100.0%	1,302,282	100.0%	1,023,219	100.0	769,156	100.0%

Other items:
Net deferred loan origination fees	6,080		4,800		2,979		2,610		1,732
Allowance for loan losses	26,514		25,902		20,680		13,532		8,882

Total loans, net	$1,672,849		$1,505,880		$1,278,623		$1,007,077		$758,542

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2011. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	Residential		Multi-family		Commercial		Second Mortgage		Construction and Land		Other Loans		Total
		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)

Due During the Years Ending June 30,
2012	224	5.42	2,439	6.08	48,390	6.03	91	5.48	65,654	6.52	6,917	2.82	123,715	6.11
2013	5,426	5.37	564	7.30	16,186	6.47	421	5.66	6,915	3.31	10,208	6.12	39,720	5.68
2014 to 2015	7,320	5.20	26,890	6.13	58,583	6.22	2,420	5.08	846	6.00	3,476	5.83	99,535	6.08
2016 to 2020	21,879	5.05	143,561	5.79	420,275	6.31	8,832	5.34	1,757	6.15	2	5.50	596,306	6.12
2021 to 2025.	21,480	5.35	150,538	5.39	204,684	5.85	10,688	5.33	—	0.00	9,000	5.88	396,390	5.63
2026 and beyond	116,643	5.58	150,784	5.80	153,798	6.36	16,254	5.73	11,330	6.34	968	6.27	449,777	5.95

Total	$172,972	5.46%	$474,776	5.69%	$901,916	6.20%	$38,706	5.49%	$86,502	6.23%	$30,571	5.27%	$1,705,443	5.95%

The following table sets forth, at June 30, 2011, the dollar amount of all fixed- and adjustable-rate loans that are contractually due after June 30, 2012.

	Due After June 30, 2012
	Fixed	Adjustable	Total
	(In thousands)

Residential	$138,585	$34,162	$172,747
Multi-family	156,840	315,497	472,337
Commercial estate Loans	397,301	456,227	853,528
Second mortgage and equity loans	30,126	8,489	38,615
Construction and land loans	14,215	6,632	20,847
Other loans	10,988	12,666	23,654

Total loans	$748,055	$833,673	$1,581,728

Loans:
Residential Loans. We originate one to four family residential mortgage loans substantially all of which are secured by properties located in our primary market area. At June 30, 2011, $173.0 million, or 10.1% of our loan portfolio, consisted of one to four family residential mortgage loans. We generally retain for our portfolio substantially all of these loans that we originate. One to four family mortgage loan originations are generally obtained from existing or past customers, through advertising, and through referrals from local builders, real estate brokers, and attorneys and are underwritten pursuant to Oritani Bank’s policies and standards. In 2008, the Company began a program where a fee is paid to a broker for a loan referral that results in an origination or a purchase of a recently closed loan. Generally, one to four family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make loans with a loan-to-value ratio in excess of 90%. Fixed rate mortgage loans are originated for terms of up to 30 years. Generally, fixed rate residential mortgage loans are underwritten according to Freddie Mac guidelines, policies and procedures, with a maximum origination amount of $2.0 million. We do not originate or purchase, and our loan portfolio does not include, any sub-prime loans.
We also offer adjustable rate mortgage loans for one to four family properties, with an interest rate based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one-year, which adjust either annually or every three years from the outset of the loan or which adjusts annually after a five-, seven- or ten-year initial fixed rate period. Originations and purchases of adjustable rate one to four family residential loans totaled $14.7 million during the fiscal year ended June 30, 2011 as compared to total originations and purchases of $20.2 million of one to four family residential loans during the same fiscal year. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years.
Adjustable rate mortgage loans decrease the risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. At June 30, 2011, $34.2 million, or 19.8% of our one to four family residential real estate loans, had adjustable rates of interest.

In an effort to provide financing for first-time homebuyers, we offer our own first-time homebuyer loan program. This program offers one to four family residential mortgage loans to qualified individuals. These loans are offered with terms and adjustable and fixed rates of interest similar to our other one to four family mortgage loan products. With this program, borrowers receive a discounted mortgage interest rate and do not pay certain loan origination fees. Such loans must be secured by an owner-occupied residence. These loans are originated using similar underwriting guidelines as our other one to four family mortgage loans. Such loans are originated in amounts of up to 90% of the lower of the property’s appraised value or the sale price. Private mortgage insurance is not required for such loans. The maximum amount of such loan is $275,000. We also participate in the Federal Home Loan Bank’s (“FHLB”) Mortgage Partnership Finance (“MPF”) program. The MPF program offers lower rates to qualified individuals on one to four family residential mortgage loans and provides the Bank with additional opportunity for income. Loans originated through the MPF program can be sold to FHLB with minimal recourse to the Bank.
We also offer our directors, officers and employees who satisfy certain criteria and our general underwriting standards fixed or adjustable rate loan products with reduced interest rates, excluding loans originated through the MPF program. Employee loans adhere to all other terms and conditions contained in the loan policy.
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
Multifamily and Commercial Real Estate Loans. We originate non-residential commercial real estate mortgage loans and loans on multifamily dwellings. At June 30, 2011, $1.38 billion, or 81% of our loan portfolio, consisted of multifamily and commercial real estate loans. Our commercial real estate mortgage loans are primarily permanent loans secured by improved property such as mixed-use properties, office buildings, retail stores and commercial warehouses. Our multifamily mortgage loans are primarily permanent loans secured by apartment buildings. The typical loan has a fixed rate of interest for the first five years, after which the loan reprices to a market index plus a spread, with a floor of the original rate. The fixed rate period is occasionally extended to as much as ten years. These loans typically amortize over 25 years and the maximum amortization period is 30 years. We also offer such loans on a self-amortizing basis with fixed rate terms up to 20 years. References to commercial real estate loans below refer to multifamily and commercial real estate.
The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, risks inherent in the properties tenants, the global cash flows of the borrower, the value of the underlying property and other factors. Loan to value ratios are a very important consideration. While our lending policies allow commercial real estate loan originations in an amount up to 80% of the appraised value or the purchase price of the property, whichever is less, our maximum loan to value ratio is generally 75%. Other factors we consider, with respect to commercial real estate rental properties, include the term of the lease(s) and the quality of the tenant(s). We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2 times. Environmental reports are generally required for commercial real estate loans. Commercial real estate loans made to corporations, partnerships and other business entities may require personal guarantees by the principals as warranted. Property inspections are conducted no less than every three years, or more frequently as warranted. Bank lending policies allow lending up to the 80% loan to value level and 1.2 times debt service coverage ratio. However, in the fourth calendar quarter of 2008, we informally reduced our maximum loan to value ratios and increased our maximum debt service coverage ratio, as well as taking a more conservative approach on other underwriting issues. We continue to underwrite to these informal changes. We believe these actions have resulted in originations that are more conservative in nature than Bank policy allows. We intend to maintain this conservative posture at least as long as we perceive a heightened economic risk in this type of lending.

A commercial borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. We had two separate $21 million commercial real estate loans in our portfolio at June 30, 2011. These loans were the largest loans in the portfolio at that date. Both are secured by shopping malls, one located in Ocean County, New Jersey and the other located in Putnam County, New York. These loans are performing in accordance with their terms. Our largest commercial real estate relationship consisted of 10 properties primarily secured by multifamily dwellings located mainly in our primary market area with a real estate investor. The aggregate outstanding loan balance for this relationship is $50.9 million at June 30, 2011, and these loans are all performing in accordance with their terms.
Loans secured by commercial real estate, including multifamily properties, generally involve larger principal amounts and a greater degree of risk than one to four family residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. See “Item 1A, Risk Factors — Current Market and Economic Conditions May Significantly Affect Our Operations and Financial Condition.”
Second Mortgage and Equity Loans. We also offer second mortgage and equity loans and home equity lines of credit, each of which are secured by one to four family residences, substantially all of which are located in our primary market area. At June 30, 2011, second mortgage and equity loans totaled $38.7 million, or 2.3% of total loans. Additionally, at June 30, 2011, the unadvanced amounts of home equity lines of credit totaled $39.4 million. The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The combined (first and second mortgage liens) loan-to-value ratio for home equity loans and equity lines of credit is generally limited to 70%. Home equity loans are offered with fixed and adjustable rates of interest and with terms of up to 30 years. Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal.
Equity loans entail greater risk than do residential mortgage loans, particularly if they are secured by an asset that has a superior security interest. In addition, equity loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.
Construction Loans. We originate construction loans for the development of one to four family residential properties located in our primary market area. Residential construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences. At June 30, 2011, residential construction loans amounted to $29.6 million, or 1.7% of total loans.
Our residential construction loans generally provide for the payment of interest only during the construction phase, but in no event exceeding 24 months. Residential construction loans can be made with a maximum loan-to-value ratio of 75% of the appraised value of the land and 100% of the costs associated with the construction. Residential construction loans are generally made on the same terms as our one to four family mortgage loans. At June 30, 2011, the largest residential construction loan commitment was for $20.3 million, with an outstanding balance of $20.3 million and is secured by a single family estate home with an appraised value of $50.0 million. The construction phase has been completed and is currently listed with a broker. While this loan has performed according to its terms, the loan has been extended primarily due to the “select” market availability for a home of this magnitude. This loan was classified as watch and was performing according to it terms at June 30, 2011.
We also make construction loans for commercial development projects. The projects include multifamily, apartment, retail and office buildings. We generally require that a commitment for permanent financing be in place prior to closing the construction loan. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At June 30, 2011, commercial construction loans totaled $56.9 million, or 3.3% of total loans. At June 30, 2011, the largest outstanding commercial construction loan commitment was for $10.5 million, with an outstanding balance of $10.5 million and is secured by an office and warehouse space complex. This loan was performing according to its terms at June 30, 2011.

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
We chose to reduce our exposure to construction lending during fiscal 2009 due to current market and economic conditions. Such loans are now only originated on an exception basis. Construction originations for the years ended June 30, 2011 and 2010 were $11.8 million and $19.1 million, respectively, versus $45.1 million for the comparable 2009 period.
Other Loans. Other loans totaled $30.6 million, or 1.8% of our total loan portfolio at June 30, 2011. Other loans primarily consist of business loans secured by cash and other business assets, account loans, and commercial line of credit loans. Commercial line of credit loans totaled $7.7 million. In 2009, Oritani decided to limit new line of credit lending to well-established customers.
Loan Originations, Purchases, Sales, Participations and Servicing of Loans. Lending activities are conducted primarily by our loan personnel operating at our main office as well as commercial real estate origination offices in Rockland County, New York and New York City. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both adjustable rate and fixed rate loans. Our ability to originate fixed or adjustable rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future levels of market interest rates.
During the fiscal year ended June 30, 2011, loan originations totaled $418.6 million and purchases totaled $12.5 million, all of which were retained by us. There were no sales of loans in fiscal 2011 or 2010.
We will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At June 30, 2011, we had $50.9 million in loan participation interests.
At June 30, 2011, we were servicing loans sold in the amount of $4.8 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.
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

Loans are placed on non-accrual status when they are more than 90 days delinquent. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed. Once the outstanding principal balance is brought current, income is recognized to the extent the loan is deemed fully collectible. If the deficiencies causing the delinquency are resolved, such loans may be returned to accrual status once all arrearages are resolved. See additional discussion regarding our non-performing assets at June 30, 2011 in “Management Discussion and Analysis.”
Non-Performing Assets and Restructured Loans. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At June 30, 2011, we had troubled debt restructurings (“TDR”) of $8.0 million which are included in the appropriate categories in the non-accrual table below. Additionally, we had $1.5 million of troubled debt restructurings on accrual status at June 30, 2011, which do not appear in the table below. We had no troubled debt restructurings at June 30, 2010, 2009, 2008, and 2007.

	At June 30,
	2011(1)	2010	2009((2)	2008(3)	2007
	(Dollars in thousands)
Non-accrual loans:
Residential	$1,005	$55	$98	$67	$—
Multifamily	549	—	6,291	—	—
Commercial real estate	3,456	17,835	25,685	—	—
Second mortgage and equity loans	263	62	—	—	—
Construction and land loans	8,332	20,173	20,391	14,143	—
Other loans	1,698	—	—	—	—

Total non-accrual loans	$15,303	$38,125	$52,465	$14,210	$—

Loans greater than 90 days delinquent and still accruing	$—	$—	$—	$—	$—

Total non-performing loans	$15,303	$38,125	$52,465	$14,210	$—

Real estate owned	3,967	3,031	—	—	—

Total non-performing assets	$19,270	$41,156	$52,465	$14,210	$—

Ratios:
Non-performing loans to total loans	0.90%	2.48%	4.03%	1.39%	—%
Non-performing assets to total assets	0.74%	1.66%	2.74%	0.98%	—%

(1)	Two construction loans totaling $4.9 million and one other loan totaling $1.5 million were less than 30 days delinquent at June 30, 2011 and were classified as non-accrual.

(2)	Two construction loans totaling $4.2 million were less than 60 days delinquent at June 30, 2009 and were classified as non-accrual.

(3)	One construction loan totaling $335,000 was less than 60 days delinquent at June 30, 2008 and was classified as non-accrual.
As noted in the above table, there were nonaccrual loans of $15.3 million at June 30, 2011 and $38.1 million at June 30, 2010. Additional interest income of $2.4 million and $3.0 million would have been recorded during the years ended June 30, 2011 and 2010, respectively, if the loans had performed in accordance with their original terms. Interest income on these loans of $423,000 and $595,000 was included in net income for the years ended June 30, 2011 and 2010, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Comparison of Operating Results for the Years Ended June 30, 2011 and June 30, 2010, Provision for Loan Losses.”

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2011
Residential	4	$1,087	4	$1,005	8	$2,092
Multifamily	2	3,810	3	550	5	4,360
Commercial real estate	1	307	6	3,456	7	3,763
Second mortgage and equity loans	2	123	3	263	5	386
Construction and land loans	—	—	4	8,332	4	8,332
Other loans	—	—	3	1,697	3	1,697

Total	9	$5,327	23	$15,303	32	$20,630

At June 30, 2010
Residential	4	$762	1	$55	5	$817
Multifamily	—	—	—	—	—	—
Commercial real estate	4	2,105	3	17,835	7	19,940
Second mortgage and equity loans	1	19	1	62	2	81
Construction and land loans	1	1,743	5	20,173	6	21,916
Other loans	—	—	—	—	—	—

Total	10	$4,629	10	$38,125	20	$42,754

At June 30, 2009
Residential	1	$197	2	$98	3	$295
Multifamily	—	—	2	6,291	2	6,291
Commercial real estate	3	17,209	6	25,685	9	42,894
Second mortgage and equity loans	—	—	—	—	—	—
Construction and land loans	1	419	6	20,391	7	20,810
Other loans	—	—	—	—	—	—

Total	5	$17,825	16	$47,839	21	$65,664

At June 30, 2008
Residential	—	$—	2	$68	2	$68
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Second mortgage and equity loans	1	18	—	—	1	18
Construction and land loans	—	—	2	13,808	2	13,808
Other loans	—	—	—	—	—	—

Total	1	$18	4	$13,876	5	$13,894

At June 30, 2007
Residential	—	$—	—	$—	—	$—
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Second mortgage and equity loans	1	39	—	—	1	39
Construction and land loans	—	—	—	—	—	—
Other loans	—	—	—	—	—	—

Total	1	$39	—	$—	1	$39

In addition to the delinquent loans listed above, we had loans that were delinquent 90 days or more past due as to principal. Such loans had passed their maturity date but continued making monthly payments, keeping their interest current. All such loans have subsequently been extended by us, which negated their past due maturity status. These loans totaled $6.3 million, $5.6 million, and $3.1 million at June 30, 2011, 2010 and 2009, respectively.

Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of cost or fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition. The Company had real estate owned of $4.0 million at June 30, 2011 and $3.0 million at June 30, 2010. During the twelve months ended June 30, 2011, Oritani Bank obtained title to ten properties securing $9.3 million of non-performing loans. The properties were written down to $8.9 million upon acquisition and were subsequently written down further to $7.2 million by June 30, 2011. The Company sold four properties with book value of $6.4 million during the twelve months ended June 30, 2011. Proceeds from the sale of real estate owned were $7.2 million, resulting in gross gains and gross losses of $720,000 and $2,000, respectively.
Classified Assets. Federal Deposit Insurance Corporation (“FDIC”) regulations provide that loans and other assets of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.
We are required to establish general allowances for loan losses for loans classified substandard or doubtful, as well as for other problem loans, including those classified as special mention or watch. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When we classify problem assets as “loss,” we are required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. Since 2005, the Company has engaged a third party loan review firm to help ensure that loans are properly classified. They report to the Audit Committee quarterly and their scope is determined by the Audit Committee annually. The loan review firm reviews a significant portion of the existing portfolio over the course of the year, typically at least 55% of the commercial real estate, multifamily and construction loan portfolios. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and the New Jersey Department of Banking and Insurance (“NJDOBI”) which can order the establishment of additional general or specific loss allowances. Such examinations typically occur annually. Our last examination was as of March 31, 2009 by the FDIC and an FDIC safety and soundness examination is currently in process. An examination by the NJDOBI, as of March 31, 2010, was completed on September 9, 2010.
The following table shows the aggregate amounts of our classified assets, including non-performing loans, at the date indicated.

	Classified Assets At
	June 30, 2011		June 30, 2010		June 30, 2009
	Number	Amount	Number	Amount	Number	Amount
Substandard assets:
Residential	4	$1,005	1	$55	2	$109
Multi-family loans	3	3,979	—	—	5	7,602
Commercial real estate loans	9	8,590	9	25,219	9	28,827
Second mortgage and equity loans	3	263	—	—	—	—
Construction and land loans	8	15,195	11	31,424	4	19,273
Other loans	3	1,698	2	699	—	—

Total	30	$30,730	23	$57,397	20	$55,811

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

We also utilize additional classification for assets that do not meet the definition of any of the classified assets yet contain an element that warrants a rating that is less than “pass.” We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset. Our assets classified as “special mention” totaled $32.2 million, $21.6 million, and $24.2 million at June 30, 2011, 2010, and 2009, respectively. Effective September 30, 2009, we began to also utilize the classification of “watch” for assets where complete current information has not been procured or a minor weakness is indicated. Our assets classified as “watch” totaled $103.7 million and $32.2 at June 30, 2011 and June 30, 2010.
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
Allowance for Loan Losses
Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Loan losses are charged to the allowance for loans losses and recoveries are credited to it. Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make adjustments for loan losses in order to maintain the allowance for loan losses in accordance with U.S. generally accepted accounting principles (“GAAP”). The allowance for loan losses consists primarily of the following two components:
(1) Allowances are established for impaired loans (generally defined by the Company as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement). The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the present value of expected future cash flows discounted at the original loan’s effective interest rate or the underlying collateral value (less estimated costs to sell,) if the loan is collateral dependent, and the carrying value of the loan. Impaired loans that have no impairment losses are not considered for general valuation allowances described below.
(2) General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into similar risk characteristics, primarily loan type, collateral type, if collateral dependent, and internal credit risk rating. We apply an estimated loss rate to each loan group. The loss rates applied are based on our cumulative prior two year loss experience adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.
The adjustments to our loss experience are based on our evaluation of several environmental factors, including:
•
changes in local, regional, national, and international economic and business conditions and developments that affect the collectibility of our portfolio, including the condition of various market segments;

•	changes in the nature and volume of our portfolio and in the terms of our loans;

•	changes in the experience, ability, and depth of lending management and other relevant staff;

•	changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;

•	changes in the quality of our loan review system;

•	changes in the value of underlying collateral for collateral-dependent loans;

•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio
In evaluating the estimated loss factors to be utilized for each loan group, management also reviews actual loss history over an extended period of time as reported by the FDIC for institutions both nationally and in our market area for periods that are believed to have been under similar economic conditions.
We evaluate the allowance for loan losses based on the combined total of the impaired and general components. Generally when the loan portfolio increases, absent other factors, our allowance for loan loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase. Generally when the loan portfolio decreases, absent other factors, our allowance for loan loss methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.
Each quarter we evaluate the allowance for loan losses and adjust the allowance as appropriate through a provision or recovery for loan losses. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the NJDOBI and the FDIC will periodically review the allowance for loan losses. They may require us to adjust the allowance based on their analysis of information available to them at the time of their examination. Such examinations typically occur annually. Our last examination was as of March 31, 2009 by the FDIC and an FDIC safety and soundness examination is currently in process. An examination by the NJDOBI, as of March 31, 2010, was completed on September 9, 2010.
The Company also maintains an unallocated component related to the general allowance. Management does not target a specific unallocated percentage of the total general allocation, or total allowance for loan losses. The primary purpose of the unallocated component is to account for the inherent imprecision of the loss estimation process related primarily to periodic updating of appraisals on impaired loans, as well as periodic updating of commercial loan credit risk ratings by loan officers and the Company’s internal credit review process.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the fiscal years indicated.

	At or For the Years Ended June 30,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$25,902	$20,680	$13,532	$8,882	$7,672

Charge-offs:
Conventional	—	—	—	—	—
Multifamily	—	16	260	—	—
Commercial real estate	3,018	1,196	—	—	—
Second mortgage and equity loans	—	—	—	—	—
Construction and land loans	5,750	3,526	2,250	—	—
Other loans	—	43	222	—	—

Total charge-offs	8,768	4,781	2,732	—	—

Recoveries:
Conventional	—	—	—	—	—
Multifamily	—	—	—	—	—
Commercial real estate	80	—	—	—	—
Second mortgage and equity loans	—	—	—	—	—
Construction and land loans	—	3	—	—	—
Other loans	—	—	—	—	—

Total recoveries	80	3	—	—	—

Net charge-offs	(8,688)	(4,778)	(2,732)	—	—

Provision for loan losses	9,300	10,000	9,880	4,650	1,210

Balance at end of year	$26,514	$25,902	$20,680	$13,532	$8,882

Ratios:
Net charge-offs to average loans outstanding (annualized)	0.54%	0.35%	0.23%	—%	—%
Allowance for loan losses to total loans at end of period	1.55%	1.69%	1.59%	1.32%	1.15%
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

	At June 30,
	2011		2010		2009
		Percent of Loans		Percent of		Percent of
	Allowance	in Each	Allowance	Loans in Each	Allowance	Loans in Each
	for Loan	Category to	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans
	(Dollars in thousands)

Conventional	$1,274	10.1%	$1,390	15.9%	$1,012	20.4%
Multifamily	2,703	27.8	2,175	23.5	2,912	21.3
Commercial real estate	15,597	52.9	15,295	49.5	9,683	43.3
Second mortgage and equity loans	369	2.3	421	3.1	274	4.2
Construction and land loans	3,455	5.1	4,595	6.6	5,791	10.0
Other loans	1,625	1.8	482	1.4	268	0.8
Unallocated	1,491	—	1,544	—	740	—

Total	$26,514	100.0%	$25,902	100.0%	$20,680	100.0%

	At June 30,
	2008		2007
	Allowance	Percent of Loans		Percent of Loans
	for Loan	in Each Category	Allowance for	in Each Category
	Losses	to Total Loans	Loan Losses	to Total Loans
	(Dollars in thousands)

Conventional	$845	21.8%	$709	24.6%
Multifamily	2,535	23.2	2,254	27.4
Commercial real estate	5,560	35.2	3,889	31.3
Second mortgage and equity loans	299	5.8	326	8.5
Construction and land loans	3,883	13.5	979	8.1
Other loans	92	0.5	15	0.1
Unallocated	318	—	710	—

Total	$13,532	100.0%	$8,882	100.0%

The increase in the allowance for loan losses since 2008, and related provisions, is primarily due to charge-off levels, the evaluation of ongoing local and regional economic factors and the growth in the multifamily and commercial real estate portfolios. The continued increase in the multifamily and commercial real estate loan portfolio is a factor as these types of loans inherently contain more credit risk than one to four family residential loans. The high level of charge-offs in the 2011 period were primarily incurred in conjunction with the disposal of two large problem assets.
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
New Jersey-chartered savings banks have authority to invest in various types of assets, including U.S. Treasury obligations, securities of various federal agencies, mortgage-backed securities, certain certificates of deposit of insured financial institutions, overnight and short-term loans to other banks and corporate debt instruments. Oritani Financial Corp., as a Delaware Corporation, may invest in equity securities subject to certain limitations.
The investment policy requires that all securities transactions be conducted in a safe and sound manner. Investment decisions must be based upon a thorough analysis of each security instrument to determine if its quality and inherent risks fit within Oritani Bank’s overall asset/liability management objectives, the effect on its risk-based capital measurement and the prospects for yield and/or appreciation. The investment policy provides that Oritani Bank may invest in U.S. treasury notes, U.S. and state agency securities, mortgage-backed securities, and other conservative investment opportunities. Typical investments are currently in U.S. agency or Federal Home Loan Bank securities and government sponsored mortgage-backed securities as well as overnight loans to other banks.

Our investment portfolio at June 30, 2011, consisted of $87.9 million in federal agency obligations, $2.0 million of corporate debt instruments and $1.5 million in equity securities. We also invest in mortgage-backed securities, all of which are guaranteed by government sponsored enterprises. At June 30, 2011, our mortgage-backed securities portfolio totaled $543.5 million, or 21.0% of total assets, and consisted of $516.7 million in fixed-rate securities and $26.8 million in adjustable-rate securities, guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Securities can be classified as held to maturity or available for sale at the date of purchase.
U.S. Government and Federal Agency Obligations. At June 30, 2011, our U.S. Government and federal agency securities portfolio totaled $87.9 million, all of which was classified as available for sale.
Corporate Bonds. At June 30, 2011, our corporate bond portfolio totaled $2.0 million, which consisted of one security, rated BBB-, classified as available for sale. The industry represented by our corporate bond issuer was financial. Although corporate bonds may offer higher yields than U.S. Treasury or agency securities of comparable duration, corporate bonds also have a higher risk of default due to possible adverse changes in the credit-worthiness of the issuer.
Equity Securities. At June 30, 2011, our equity securities portfolio totaled $1.5 million, or 0.10% of our total assets, all of which were classified as available for sale. The portfolio consists of financial industry common stock. During fiscal 2011 and 2010, several of these holdings were deemed other-than-temporarily impaired and the Company recorded non-cash impairment charges to earnings of $31,000 and $202,000, respectively. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect out net capital position.
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
Mortgage-backed securities are created by the pooling of mortgages and the issuance of a security with an interest rate which is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multifamily mortgages, although we focus our investments on mortgage-backed securities backed by one to four family mortgages. The issuers of such securities (generally U.S. government agencies and government sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors such as us, and guarantee the payment of principal and interest to investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize our specific liabilities and obligations.
At June 30, 2011, our mortgage-backed securities totaled $543.5 million or 21.0%, of total assets and 22.5% of interest earning assets. At June 30, 2011, 5.0% of the mortgage-backed securities were backed by adjustable rate mortgage loans and 95.0% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 2.64% at June 30, 2011. The estimated fair value of our mortgage-backed securities at June 30, 2011 was $544.5 million, which is $7.2 million more than the amortized cost of $537.3 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. All of the Company’s mortgage-backed securities are insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

Securities Portfolios. The following table sets forth the composition of our investment securities portfolio at the dates indicated.
Securities and Mortgage-Backed Securities Held to Maturity

	At June 30,
	2011		2010		2009
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)

Mortgage-backed securities:
Freddie Mac	$7,546	$7,948	$11,449	$12,015	$18,783	$19,063
Ginnie Mae	3,425	3,490	2,282	2,316	5,161	5,157
Fannie Mae	22,413	22,743	21,593	22,348	31,329	31,943
Collateralized mortgage obligations	4,225	4,341	31,144	31,943	63,544	64,218

Total securities held to maturity	$37,609	$38,522	$66,468	$68,622	$18,817	$20,381

Securities and Mortgage-Backed Securities Available for Sale

	At June 30,
	2011		2010		2009
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(In thousands)

United States Government and federal agency obligations	$88,355	$87,884	$347,470	$349,959	$134,754	$134,837
Corporate bonds	2,000	2,021	2,000	2,072	2,000	2,156
Mutual funds	—	—	4,671	4,937	5,636	5,676
Equity securities	1,472	1,537	1,763	1,755	1,965	1,750
Mortgage-backed securities:
Freddie Mac	9,448	10,118	17,988	19,061	26,979	27,875
Fannie Mae	75,789	77,026	22,869	24,020	27,023	27,911
Ginnie Mae	—	—	—	—	2,537	2,557
Collateralized mortgage obligations	414,443	418,788	34,399	35,396	68,571	70,260

Total securities available for sale	$591,507	$597,374	$431,160	$437,200	$269,465	$273,022

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2011 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments or early redemptions that may occur.

			More than One Year		More than Five Years
			through Five Years		through Ten Years		More than Ten Years		Total Securities
	One Year or Less			Weighted		Weighted		Weighted			Weighted
	Amortized	Weighted	Amortized	Average	Amortized	Average	Amortized	Average	Amortized		Average
	Cost	Average Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Fair Value	Yield
	(Dollars in thousands)
Mortgage-backed securities:
Freddie Mac	$—	—	$741	4.01%	$—	—	$6,805	3.25%	$7,546	$7,949	3.32%
Ginnie Mae	—	—	—	—	—	—	3,425	3.07	3,425	3,490	3.07
Fannie Mae	—	—	—	—	5,072	2.83	17,341	2.50	22,413	22,742	2.58
Collateralized mortgage obligations	—	—	—	—	4,225	3.73	—	—	4,225	4,341	3.73

Total securities held to maturity	$—	—	$741	4.01%	$9,297	3.24%	$27,571	2.76%	$37,609	$38,522	2.91

United States Government and federal agency obligations	$—	—	$74,866	1.58%	$13,489	1.00%	$—	—%	$88,355	$87,884	1.49%
Corporate bonds	2,000	8.09	—	—	—	—	—	—	2,000	2,021	8.09
Equity securities	1,472	—	—	—	—	—	—	—	1,472	1,537	—
Mortgage-backed securities:
Freddie Mac	1,065	5.00	—	—	7,954	4.71	429	3.34	9,448	10,118	4.68
Fannie Mae	—	—	—	—	71,431	3.33	4,358	4.94	75,789	77,026	3.42
Collateralized mortgage obligations	—	—	2,280	5.23	220,108	2.33	192,055	2.61	414,443	418,788	2.43

Total securities available for sale	$4,537	4.74%	$77,146	1.69%	$312,982	2.56%	$196,842	2.49%	$591,507	$597,374	2.47%

Sources of Funds
General. Deposits have traditionally been the primary source of funds for use in lending and investment activities. We also use borrowings, primarily Federal Home Loan Bank advances, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage the cost of funds. In addition, funds are derived from scheduled loan payments, mortgaged-backed securities scheduled payments and prepayments, investment maturities, loan prepayments, retained earnings and income on other earning assets. While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.
Deposits. Our deposits are generated primarily from residents and businesses within our primary market area. We offer a selection of deposit accounts, including checking accounts (demand deposits and NOW), money market deposit accounts, savings accounts, retirement accounts and time deposits. The Bank accepts brokered deposits on a limited basis, when it is deemed cost effective. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.
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
The flow of deposits is influenced significantly by general economic conditions, changes in prevailing interest rates and competition. The variety of deposit accounts offered allows us to be competitive in obtaining funds and responding to changes in consumer demand while managing interest rate risk and minimizing interest expense. At June 30, 2011, $675.6 million, or 48.91% of our deposit accounts were time deposits, of which $519.3 million had maturities of one year or less.
At June 30, 2011 we had brokered time deposits totaling $22.9 million. There were no brokered time deposits at June 30, 2010. The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At June 30,
	2011			2010
			Weighted			Weighted
			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)

Deposit type:
Checking accounts	$162,147	11.74%	0.42%	$131,029	10.16%	0.71%
Money market accounts	390,684	28.28	1.01	297,540	23.07	1.07
Savings accounts	152,906	11.07	0.55	146,675	11.37	0.68
Time deposits	675,573	48.91	1.48	714,502	55.40	1.76

Total deposits	$1,381,310	100.00%	1.12%	$1,289,746	100.00%	1.37%

	At June 30,
	2009			2008
			Weighted			Weighted
			Average			Average
	Balance	Percent	Rate	Balance	Percent	Rate
	(Dollars in thousands)			(Dollars in thousands)

Deposit type:
Checking accounts	$88,759	7.87%	0.90%	$73,949	10.58%	0.89%
Money market accounts	199,965	17.73	2.07	57,117	8.17	2.92
Savings accounts	147,669	13.10	1.04	149,062	21.33	1.35
Time deposits	691,237	61.30	2.84	418,804	59.92	3.84

Total deposits	$1,127,630	100.00%	2.32%	$698,932	100.00%	2.92%

As of June 30, 2011 the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was approximately $276.8 million. The following table sets forth the maturity of those deposits as of June 30, 2011.

At
June 30, 2011
(In thousands)

Three months or less	$83,492
Over three months through six months	48,133
Over six months through one year	69,096
Over one year to three years	48,690
Over three years	27,348

Total	$276,759

Borrowings. Our borrowings consist of advances from the FHLB of New York. As of June 30, 2011, we had total borrowings in the amount of $509.3 million, which represented 26.2% of total liabilities, with an estimated weighted average maturity of 4.5 years and a weighted average rate of 3.8%. The weighted average maturity is estimated because several of our borrowings, under certain circumstances, can be called by the FHLB prior to the scheduled maturity. If this were to occur, our weighted average maturity would decrease. At June 30, 2011 borrowings are secured by mortgage-backed securities and investment securities with a book value of $524.3 million and performing mortgage loans with an outstanding balance of $530.9 billion.
The following table sets forth information concerning balances and interest rates on our FHLB advances and other borrowings at and for the periods shown:

	At or For the Years Ended June 30,
	2011	2010	2009
	(Dollars in thousands)

Balance at end of period	$509,315	$495,552	$508,991
Average balance during period	$521,541	$506,592	$505,599
Maximum outstanding at any month end	$621,680	$529,004	$544,238
Weighted average interest rate at end of period	3.77%	4.00%	3.96%
Average interest rate during period	3.95%	4.10%	4.00%

Subsidiary Activities and Joint Venture Information
Oritani Financial Corp. is the owner of Oritani Bank, Hampshire Financial LLC and Oritani LLC. Hampshire Financial LLC and Oritani LLC are New Jersey limited liability companies that own real estate and investments in real estate as described below. In addition, at June 30, 2011, Oritani Financial Corp., either directly or through one of its subsidiaries, had loans with an aggregate balance of $38.5 million on 13 of the properties in which it (either directly or through one of its subsidiaries) had an ownership interest. All such loans are performing in accordance with their terms.
Oritani Bank has the following subsidiaries: Ormon LLC, Oritani Finance Company, Oritani Investment Corp. and Oritani Asset Corporation. Ormon LLC is a New Jersey limited liability company that owns real estate investments in New Jersey as well as investments in joint ventures that own income-producing commercial and residential rental properties in New Jersey as described below.
Oritani Finance Company is a New Jersey corporation that invests in non-New Jersey multifamily and commercial real estate loans and provides lending opportunities in New York and the surroundings states, other than New Jersey.
Oritani Investment Corp. is a New Jersey corporation that owns Oritani Asset Corporation, a real estate investment trust, formed in 1998 for the sole purpose of acquiring mortgage loans and mortgage-backed securities from Oritani Bank.
Oritani Asset Corporation’s primary objective is to maximize long-term returns on equity. At June 30, 2011, Oritani Asset Corporation had $350.0 million in assets. Oritani Asset Corporation is taxed and operates in a manner that enables it to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.
Through these various subsidiaries, we maintain investments in real estate and investment in joint ventures. Detailed below is a summary of these various investments by subsidiary and by type.
Ormon LLC
Ormon LLC is a wholly-owned subsidiary of Oritani Bank. Ormon LLC maintains the following investments in real estate and joint ventures:
Investments in Real Estate
Park Lane Associates — Ormon LLC maintains a 50% undivided ownership interest in Park Lane Associates. Park Lane Associates is a 142-unit apartment complex located in Little Falls, New Jersey. Our initial investment was made in March 1980. For the year ended June 30, 2011, we recognized net income of $406,000 on the investment and received cash distributions of $317,000 during this period. At June 30, 2011, we had a loan to Park Lane Associates totaling $1.7 million.
Park View Apartments — Ormon LLC maintains a 50% undivided ownership interest in Park View Apartments. Park View Apartments is a 114-unit apartment complex located in White Hall, Pennsylvania. We initially invested in Park View in December 1986. For the year ended June 30, 2011, we recognized net income of $76,000 on the investment in Park View and received cash distributions of $28,000 during this period. At June 30, 2011, we had a loan to Park View Apartments totaling $1.2 million.
Winstead Village — Ormon LLC maintains a 50% undivided ownership interest in Winstead Village. Winstead Village is a 40-unit apartment complex located in Moorestown, New Jersey. We initially invested in Winstead in December 1986. For the year ended June 30, 2011, we recognized net income of $37,000 on the investment and also received cash distributions of $50,000 during that period. At June 30, 2011, we had a loan to Winstead Village totaling $757,000.
Parkway East — Ormon LLC maintains a 50% undivided ownership interest in Parkway East. Parkway East is a 43-unit apartment complex located in Caldwell, New Jersey. We initially invested in Parkway East in July 1981. For the year ended June 30, 2011, we recognized net income of $91,000 on the investment in Parkway East and received cash distributions of $100,000 during this period. We have no loans to this entity.

Marine View Apartments — Ormon LLC maintains a 75% undivided ownership interest in Marine View Apartments. Marine View is an 85-unit apartment complex located in Perth Amboy, New Jersey. We initially invested in Marine View in October 1993. For the year ended June 30, 2011, we recognized net income of $206,000 on the investment in Marine View and received cash distributions of $244,000 over that period. We have no loans to this entity.
Ormon LLC also wholly owns one property that is held and operated for investment purposes. The property is a 54-unit mixed-use property (49 residential units and 5 store fronts) located in Palisades Park, New Jersey. We recognized net income of $383,000 for the year ended June 30, 2011, from the operation of this property.
During the quarter ended September 30, 2009, Ormon LLC sold a 19-unit office building located in Hillsdale, New Jersey and recognized a net gain of $1.0 million.
Investments in Joint Ventures
Oaklyn Associates — Oaklyn Associates is a 50% owned joint venture on a 100-unit apartment complex located in Oaklyn, New Jersey. We initially invested in this joint venture in February 1978. For the year ended June 30, 2011, we recognized net income of $68,000 on the investment and received cash distributions of $48,000 over that period. At June 30, 2011, we had a loan to Oaklyn Associates totaling $803,000.
Madison Associates — Madison Associates is a 50% owned joint venture on 30-unit apartment complex located in Madison, New Jersey. We initially invested in this joint venture in January 1989. For the year ended June 30, 2011, we recognized net income of $71,000 on the investment and received cash distribution of $80,000 over that period. We have no loans to this entity.
Brighton Court Associates — Brighton Court Associate is a 50% owned joint venture on a 47-unit apartment complex located in Bethlehem, Pennsylvania. We initially invested in Brighton Court in July 1996. For the year ended June 30, 2011, we recognized profit of less than $1,000 on the investment and did not receive cash distributions. At June 30, 2011, our loans to Brighton Court Associates totaled $1.4 million.
Plaza 23 Associates — Plaza 23 Associates is 50% owned joint venture on a shopping center in Pequannock, New Jersey. We initially invested in Plaza 23 Associates in October 1983. For the year ended June 30, 2011, we recognized net income of $536,000 related to the investment and received cash distributions of $769,000 during that period. We have no loans to Plaza 23 Associates but have a $10.1 million loan to its partner in this joint venture, Plains Plaza Ltd. Plains Plaza Ltd. has pledged its equity interest in Plaza 23 Associates as collateral for this loan.
Oritani, LLC
Oritani, LLC is a wholly-owned limited liability corporation of Oritani Financial Corp. The primary business of Oritani, LLC is real estate investments.
Investments in Joint Ventures
Ridge Manor Associates — Ridge Manor Associates is a 50% owned joint venture on a 44-unit apartment complex located in Park Ridge, New Jersey. We initially invested in Ridge Manor Associates in May 2004. For the year ended June 30, 2011 we recognized net loss of $24,000 related to the investment, and also received cash distributions of $33,000 during that period. At June 30, 2011, we had a loan to this entity that totaled $4.2 million.
Van Buren Apartments — Van Buren Apartments is a 50% owned joint venture on a 32-unit apartment complex located in River Edge, New Jersey. We initially invested in Van Buren in March 2002. For the year ended June 30, 2011, we recognized a net income on the investment of $26,000 and received cash distributions of $38,000 during that period. At June 30, 2011, we had a loan to Van Buren Apartments that totaled $2.2 million.

10 Landing Lane — 10 Landing Lane is a 50% owned joint venture on a 143-unit apartment complex located in New Brunswick, New Jersey. We initially invested in 10 Landing Lane in August 1998. For the year ended June 30, 2011, we recognized net loss of $180,000 related to the investment and received cash distributions of $190,000 during that period. We have no loans to this entity.
FAO Hasbrouck Heights — FAO Hasbrouck Heights is a 50% owned joint venture on 93 mixed-use units (primarily residential) in Hasbrouck Heights, New Jersey. We initially invested in FAO Hasbrouck Heights in November 2005. For the year ended June 30, 2011, we recognized a net income of $11,000 related to the investment and received cash distributions of $36,000 over that period. At June 30, 2011, we had a loan to FAO Hasbrouck Heights that totaled $7.6 million.
FAO Terrace Associates— FAO Terrace Associates is a 50% owned joint venture on a 34-unit apartment complex located in Hasbrouck Heights, New Jersey. We initially invested in FAO Terrace Associates in January 2009. For the year ended June 30, 2011, we recognized a net loss of $6,000 related to the investment and received cash distributions of $30,000 over that period. At June 30, 2011, we had a loan to FAO Terrace Associates that totaled $2.6 million.
FAO Gardens Associates— FAO Garden Associates is a 50% owned joint venture on a 34-unit apartment complex located in Hackensack, New Jersey. We initially invested in FAO Garden Associates in February 2009. For the year ended June 30, 2011, we recognized a net loss of $5,000 related to the investment and received cash distributions of $10,000 over that period. At June 30, 2011, we had a loan to FAO Garden Associates that totaled $2.5 million.
River Villas Mews, LLC— River Villas Mews, LLC is a 50% owned joint venture on a 44 unit apartment complex located in Palmyra, New Jersey. We initially invested in River Villa Mews, LLC in August, 2009. For the year ended June 30, 2011, we recognized a net loss of $11,000 related to the investment and did not receive cash distributions. At June 30, 2011, we had a loan to River Villa Mews, LLC that totaled $613,000.
Hampshire Financial is a wholly-owned subsidiary of Oritani Financial Corp. The primary business of Hampshire Financial is real estate investments.
Investments in Joint Ventures
Hampshire Realty — Hampshire Realty is a 50% owned joint venture on an 81-unit apartment complex located in Allentown, Pennsylvania. We initially invested in Hampshire in June 2002. For the year ended June 30, 2011, we recognized net income of $11,000 related to the investment and received cash distributions of $23,000 over that period. At June 30, 2011, we had a loan to Hampshire that totaled $2.9 million.

The following table presents a summary of our investments in real estate and investments in joint ventures (in thousands).

	Book	Year Ended June 30, 2011			Book
	Value at	Profit /	Distributions	Additional	Value at
Property Name	June 30, 2010	(Loss)	Received	Investment	June 30, 2011
Real Estate Held For Investment
Ormon, LLC — Undivided Interests in Real Estate
Park Lane	$(486)	$406	$(317)	$—	$(397)
Park View	(383)	76	(28)	—	(335)
Winstead Village	(207)	37	(50)	—	(220)
Parkway East	(342)	91	(100)	—	(350)
Marine View	890	206	(244)	—	852
Ormon, LLC — Wholly Owned Properties
Palisades Park(1)	331	383	—	—	714
Real Estate Held For Investment Summary
Assets(1)	$1,221	$589	$(244)	$—	$1,566
Liabilities	$(1,418)	$610	$(495)	$—	$(1,302)

Investments in Joint Ventures
Ormon, LLC
Oaklyn Associates	$(199)	$68	$(48)	$—	$(179)
Madison Associates	(47)	71	(80)	—	(55)
Brighton Court Associates	107	—	—	—	107
Plaza 23 Associates	3,000	536	(769)	150	2,917
Oritani, LLC
Ridge Manor Associates	505	(24)	(33)	—	449
Van Buren Apartments	138	26	(38)	—	126
10 Landing Lane	(309)	180	(190)	—	(319)
FAO Hasbrouck Heights	329	11	(36)	—	304
FAO Terrace Associates	569	(6)	(30)	—	533
FAO Gardens	419	(5)	(10)	—	404
River Villas Mews, LLC	394	(11)	—	—	383
Hampshire Financial
Hampshire Realty	99	11	(23)	—	87
Investments in Joint Ventures Summary
Assets	$5,562	$538	$(939)	$150	$5,309
Liabilities	$(555)	$319	$(318)	$—	$(553)

(1)	The book values for wholly owned properties represent the costs of the fixed assets associated with the property, less accumulated depreciation.

Personnel
As of June 30, 2011, we had 155 full-time employees and 51 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.
SUPERVISION AND REGULATION
General
Federal law allows a state savings bank, such as Oritani Bank, that qualifies as a “qualified thrift lender” (discussed below), to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the Home Owners’ Loan Act, as amended (“HOLA”). Such an election results in the savings bank’s holding company being regulated as savings and loan holding company rather than as a bank holding company. At the time of its reorganization into a holding company structure, Oritani Bank elected to be treated as a savings association under the applicable provisions of the HOLA. Accordingly, Oritani Financial Corp. is a savings and loan holding company and is required to file certain reports with, and is subject to examination by, and otherwise must comply with the rules and regulations of the Federal Reserve Board that are applicable to savings and loan holding companies. On July 21, 2011, the Federal Reserve Board assumed the regulatory authority over savings and loan holding company previously exercised by the Office of Thrift Supervision (“OTS”) pursuant to a regulatory restructuring required by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). Oritani Financial Corp. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.
Oritani Bank is a New Jersey-chartered savings bank, and its deposit accounts are insured up to applicable limits by the Deposit Insurance Funds (“DIF”) of the FDIC. Oritani Bank is subject to extensive regulation, examination and supervision by the Commissioner of the NJDOBI as the issuer of its charter, and by the FDIC as the deposit insurer and its primary federal regulator. Oritani Bank must file reports with the NJDOBI and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening or acquiring branch offices. The NJDOBI and the FDIC conduct periodic examinations to assess Oritani Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.
Any change in these laws or regulations, whether by the NJDOBI, the FDIC, the FRB or the U.S. Congress, could have a material adverse impact on Oritani Financial Corp., Oritani Bank and their operations.
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

A savings bank may also invest pursuant to a “leeway” power that permits investments not otherwise permitted by the New Jersey Banking Act. “Leeway” investments must comply with a number of limitations on the individual and aggregate amounts of “leeway” investments. Under this “leeway” authority, New Jersey savings banks may exercise those powers, rights, benefits or privileges authorized for national banks or out-of-state banks or for federal or out-of-state savings banks or savings associations, provided that before exercising any such power, right, benefit or privilege, prior approval by the NJDOBI by regulation or by specific authorization is required. A savings bank may also exercise trust powers upon approval of the NJDOBI. The exercise of these lending, investment and activity powers are limited by federal law and the related regulations. See “Federal Banking Regulation-Activity Restrictions on State-Chartered Banks” below.
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
Minimum Capital Requirements. Regulations of the NJDOBI impose on New Jersey-chartered depository institutions, such as Oritani Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. See “Federal Banking Regulation-Capital Requirements.”
Examination and Enforcement. The NJDOBI may examine Oritani Bank whenever it deems an examination advisable. The NJDOBI examines Oritani Bank at least every two years. The NJDOBI may order any savings bank to discontinue any violation of law or unsafe or unsound banking practice, and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the NJDOBI has ordered the activity to be terminated, to show cause at a hearing before the NJDOBI why such person should not be removed.
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
The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the bank’s capital adequacy. Under such a risk assessment, examiners evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. Institutions with significant interest rate risk may be required to hold additional capital. According to the agencies, applicable considerations include:
•	the quality of the bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.
The following table shows Oritani Bank’s Core capital, Tier 1 risk-based capital, and Total risk-based capital ratios at June 30, 2011:

	As of June 30, 2011
		Percent of
	Capital	Assets(1)
	(Dollars in thousands)

Core capital	415,516	16.41%
Tier 1 risk-based capital	415,516	22.55%
Total risk-based capital	438,588	23.81%

(1)
For purposes of calculating Core capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As the table shows, as of June 30, 2011, Oritani Bank was considered “well capitalized” under FDIC guidelines.

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
An institution is classified as “well capitalized” if:
•	its ratio of total capital to risk-weighted assets is at least 10%;

•	its ratio of Tier 1 capital to risk-weighted assets is at least 6%; and

•	its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level.
An institution is classified as “adequately capitalized” if:
•	its ratio of total capital to risk-weighted assets is at least 8%; or

•	its ratio of Tier 1 capital to risk-weighted assets is at least 4%; and

•
its ratio of Tier 1 capital to total assets is at least 4% (3% if the bank receives the highest rating under the Uniform Financial Institutions Rating System) and it is not a well-capitalized institution.

An institution is classified as “undercapitalized” if:
•	its total risk-based capital is less than 8%; or

•	its Tier 1 risk-based-capital is less than 4%; and

•	its leverage ratio is less than 4% (or less than 3% if the institution receives the highest rating under the Uniform Financial Institutions Rating System).
An institution is classified as “significantly undercapitalized” if:
•	its total risk-based capital is less than 6%;

•	its Tier 1 capital is less than 3%; or

•	its leverage ratio is less than 3%.
An institution that has a tangible capital to total assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”
The FDIC is required, with some exceptions, to appoint a receiver or conservator for an insured state bank if that bank is “critically undercapitalized.” The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution’s financial condition or upon the occurrence of certain events, including:
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

Before making a new investment or engaging in a new activity as principal that is not permissible for a national bank or otherwise permissible under federal law or FDIC regulations, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a “financial subsidiary” are subject to additional restrictions.
Federal law permits a state-chartered savings bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, the law permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments, real estate investment or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank’s total assets or $50 billion. The bank must have policies and procedures to assess the financial subsidiary’s risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary’s assets with the bank’s and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State chartered savings banks may retain subsidiaries in existence as of March 11, 2000 and may engage in activities that are not authorized under federal law. Although Oritani Bank meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not yet determined to do so.
Insurance of Deposit Accounts. Oritani Bank is a member of the DIF, which is administered by the FDIC. Deposit accounts at Oritani Bank are insured by the FDIC, generally up to a maximum of $250,000. The Dodd-Frank Act extends unlimited deposit insurance to certain non-interest paying checking accounts through December 31, 2012.
The FDIC imposes an assessment for deposit insurance against all insured depository institutions. This assessment is primarily based on the risk category of the institution, and certain risk adjustments specified by the FDIC, with riskier institutions paying higher assessments. Effective April 1, 2011, the FDIC implemented a requirement of the Dodd-Frank Act that it revise its assessment system to base it on each institution’s total assets less tangible capital of each institution instead of deposits. The FDIC also revised its assessment schedule so that it ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest.
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
The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The FICO payments will continue until the FICO bonds mature in 2017 through 2019. Excluding the special assessment noted above, our expense for the assessment of deposit insurance and the FICO payments was $1.4 million for the year ended June 30, 2011 and $2.2 million for the year ended June 30, 2010.
The FDIC has authority to increase deposit insurance assessments. A material increase in insurance assessments would likely have an adverse effect on the operating expenses and results of the Bank.

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
Enforcement. The FDIC has extensive enforcement authority over insured savings banks, including Oritani Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders, to remove directors and officers and terminate deposit insurance. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.
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
The term “covered transaction” includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100% to 130% of the loan amounts. There is a general prohibition on the purchase of a low quality asset from an affiliate. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable to the bank, as those that would be provided to a non-affiliate.
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
Privacy Standards. FDIC regulations require Oritani Bank to disclose its privacy policy, including identifying with whom it shares “non-public personal information,” of customers at the time of establishing the customer relationship and annually thereafter. Oritani Bank does not share “non-public personal information” with third parties.
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
Community Reinvestment Act and Fair Lending Laws. All FDIC insured institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a state chartered savings bank, the FDIC is required to assess the institution’s record of compliance with the Community Reinvestment Act. Among other things, the current Community Reinvestment Act regulations replace the prior process-based assessment factors with an evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the current evaluation system focuses on three tests:
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
An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in an inability to receive regulatory approval for certain activities such as branching and acquisitions. Oritani Bank received a “satisfactory” Community Reinvestment Act rating in our most recently completed federal examination, which was conducted by the FDIC in 2009.
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
Loans to a Bank’s Insiders
Federal Regulation. A bank’s loans to its executive officers, directors, any owner of more than 10% or more of its stock (each, an insider) and any of certain entities affiliated with any such persons (an insider’s related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and its implementing regulations. Under these restrictions, the aggregate amount of the loans to any insider and the insider’s related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to Oritani Bank. See “New Jersey Banking Regulation-Loans-to-One Borrower Limitations.” All loans by a bank to all insiders and insiders’ related interests in the aggregate generally may not exceed the bank’s unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer’s children and certain loans secured by the officer’s primary residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank’s unimpaired capital and surplus. Federal regulation also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider’s related interests, would exceed either (1) $500,000 or (2) the greater of $25,000 or 5% of the bank’s unimpaired capital and surplus.
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

•
Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”), which significantly expanded the responsibilities of financial institutions, including savings banks, in preventing the use of the U.S. financial system to fund terrorist activities. Among other provisions, the USA PATRIOT Act and the related regulations of the FRB require savings associations operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and

•
The Gramm-Leach-Bliley Act, which placed limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

The Dodd-Frank Act
Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in 2010. That new law is significantly changing the current bank regulatory structure and affecting the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the ultimate impact of the Dodd-Frank Act may not be known for many months or years.
Certain provisions of the Dodd-Frank Act have had a near term effect on us. For example, the law provided for the elimination of the OTS, which is the former primary federal regulator for Oritani Financial Corp. The Board of Governors of the Federal Reserve System assumed supervision and regulation of all savings and loan holding companies that were formerly regulated by the OTS, including Oritani Financial Corp., on July 21, 2011. The Office of the Comptroller of the Currency, which is the primary federal regulator for national banks, became the primary federal regulator for federal thrifts on the same date.
The Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts, as of July 21, 2011. Depending on competitive responses, this significant change to existing law could have an adverse effect on our interest expense. The legislation also requires that originators of certain securitized loans retain a percentage of the risk for transferred loans, directed the FRB to regulate pricing of certain debit card interchange fees and contains a number of reforms regarding home mortgage originators.
The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a depository institution, rather than deposits. The Dodd-Frank Act also permanently increase the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.
The Dodd-Frank Act also requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and authorized the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.
The Dodd-Frank Act created a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau, which was created as of July 21, 2011, has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets continue to be examined for compliance by their applicable bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.

It is difficult to predict at this time what specific impact the Dodd-Frank Act ultimately will have on community banks. However, it is expected that, at a minimum, our operating and compliance costs will increase.
Holding Company Regulation
General. Oritani Financial Corp. is a non-diversified savings and loan holding company within the meaning of the HOLA. As such, Oritani Financial Corp. is registered with the Federal Reserve Board and subject to Federal Reserve Board regulations, examinations, supervision and reporting requirements. In addition, the Federal Reserve Board has enforcement authority over Oritani Financial Corp and its subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As a Delaware corporation, Oritani Financial Corp. is generally subject to state business organization laws. Oritani Financial Corp. is subject to the requirements of Delaware law that generally limit dividends to an amount equal to the difference between the amount by which total assets exceed total liabilities and the amount equal to the aggregate par value of the outstanding shares of capital stock. If there is no difference between these amounts, dividends are limited to net income for the current and/or preceding year. The rights of the stockholders of Oritani Financial Corp. are governed by the Delaware General Corporate Law.
Permitted Activities. Pursuant to the HOLA and federal regulations and policy, a savings and loan holding company such as Oritani Financial Corp. may generally engage in the activities permitted for financial holding companies under Section 4(k) of the Bank Holding Company Act and certain other activities that have been authorized for savings and loan holding companies by regulation.
The HOLA prohibits a savings and loan holding company, including Oritani Financial Corp., directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or holding company thereof, without prior regulatory approval. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by the HOLA, or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors.
Any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state is prohibited, subject to two exceptions:
(i)	the approval of interstate supervisory acquisitions by savings and loan holding companies; and

(ii)	the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.
Qualified Thrift Lender Test. In order for Oritani Financial Corp. to continue to be regulated as a savings and loan holding company (rather than as a bank holding company), Oritani Bank must qualify as a “qualified thrift lender” under federal law or satisfy the “domestic building and loan association” test under the Internal Revenue Code. The qualified thrift lender test requires that a savings institution maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. Oritani Bank currently maintains the majority of its portfolio assets in qualified thrift investments and has met the qualified thrift lender test in each of the last 12 months.
Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, which is currently permitted for bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.
Dividends. Oritani must notify the Federal Reserve Board thirty days before declaring any dividend to the Company. The financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the regulator and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.
Acquisition. Under the Federal Change in Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect “control” of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company’s outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company’s outstanding voting stock. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Certain acquisitions of control of a New Jersey savings bank or its parent company require the prior approval of the NJDOBI. In addition, federal regulations prohibit, for three years following the completion of a conversion, the direct or indirect acquisition of more than 10.0% of any class of equity security of a savings institution or regulated holding company of a converted institution without the prior approval of the Board of Governors of the Federal Reserve System.
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
At June 30, 2011, our total federal pre-base year reserve was approximately $15.1 million. However, under current law, pre-base year reserves remain subject to recapture should Oritani Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.
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
State Taxation
New Jersey State Taxation. Oritani Financial Corp. and it’s subsidiaries file New Jersey Corporation Business income tax returns on a calendar year basis. Generally, New Jersey income, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. New Jersey corporate tax is imposed in an amount equal to the corporate business tax (“CBT”) at 9% of taxable income or the minimum tax due per entity, whichever is greater. However, if Oritani Investment Corp, a subsidiary of the Bank, meets certain requirements, it may be eligible to elect to be taxed as a New Jersey Investment Company, which would allow it to be taxed at a rate of 3.6%.

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
New York State Taxation. Oritani Bank files New York State franchise tax returns on a calendar year basis. New York State imposes an annual franchise tax on banking corporations, based on net income allocable to New York State at a rate of 7.1%. If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, “alternative” net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed. In addition, New York State imposes a tax surcharge of 17% of the New York State Franchise Tax, calculating using an annual franchise tax of 9.00% (which represents the 2000 annual franchise rate), allocable to business activities carried on in the Metropolitan Commuter Transportation District. These taxes apply to Oritani Bank.
New York City Taxation. Oritani Bank is also subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State Franchise Tax. A significant portion of Oritani’s entire net income is derived from outside of the New York City jurisdiction which has the effect of significantly reducing the New York City taxable income of Oritani Bank.
Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file annual returns and pay annual fees and a franchise tax to the state of Delaware.
Our state tax returns are not currently under audit or have not been subject to an audit during the past five years.

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
In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Reinvestment risk is particularly high in this current rate environment. Increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable rate loans.
Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At June 30, 2011 the fair value of our available for sale agency securities, mortgage-backed securities and corporate debt obligations totaled $595.8 million. Unrealized net gains on these available for sale securities totaled approximately $5.8 million at June 30, 2011 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

In addition, many of our FHLB of New York advances are callable, often five years from the date of issuance. To the extent the FHLB of New York calls all or a portion of these advances, we would need to find another funding source, which might be more expensive to us than these advances.
The Company’s net interest income is particularly vulnerable to a scenario in which market interest rates “flatten.” This would occur if short term interest rates were approximately the same rate as long term interest rates. In such a scenario, interest income would likely decrease and interest expense would likely increase.
We evaluate interest rate sensitivity by estimating the change in Oritani Bank’s net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At June 30, 2011, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a $95.9 million, or 14.6%, decrease in net portfolio value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management of Market Risk.”
Historically Low Interest Rates May Adversely Affect Our Net Interest Income and Profitability.
During the past three years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than as available prior to 2008. Consequently, the average yield on our interest earning assets has decreased to 4.87% for the year ended June 30, 2011 from 5.57% for the year ended June 30, 2009. This trend of decreasing average yield on interest earning assets is expected to continue. Our cost of interest bearing liabilities has also decreased over the period, to 1.99% for the year ended June 30, 2011 from 3.21% for the year ended June 30, 2009. However, many of our deposit products are currently priced below 1.00% and the ability to reduce these costs further is limited. The Board of Governors of the Federal Reserve System has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability.
Our Continued Emphasis On Multifamily and Commercial Real Estate Lending Could Expose Us To Increased Lending Risks.
Our business strategy centers on continuing our emphasis on multifamily, and commercial real estate lending. We have grown our loan portfolio in recent years with respect to these types of loans and intend to continue to emphasize these types of lending. At June 30, 2011, $1.4 billion, or 80.7%, of our total loan portfolio consisted of multifamily loans and commercial real estate loans. As a result, our credit risk profile will be higher than traditional thrift institutions that have higher concentrations of one to four family residential loans. Loans secured by multifamily and commercial real estate generally expose a lender to greater risk of non-payment and loss than one to four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the underlying property. This risk increases during a negative economic cycle. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one to four family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one to four family residential mortgage loan. We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses. Finally, if we foreclose on multifamily and commercial real estate loans, our holding period for the collateral typically is longer than one to four family residential mortgage loans because there a fewer potential purchasers of the collateral.
We had two separate $21.0 million commercial real estate loans in our portfolio at June 30, 2011. These loans were the largest loans in the portfolio at that date. Both are secured by shopping malls, one located in Ocean County, New Jersey and the other located in Putnam County, New York. Our largest loan relationship consisted of multifamily properties located mainly in our primary market area with a real estate investor. The aggregate outstanding loan balance for this relationship is $50.9 million at June 30, 2011. As discussed in “Business of Oritani Financial Corp-Lending Activities”, we have recently been utilizing stricter underwriting for these types of loans, and curtailed our construction lending.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Will Decrease.
We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 1.55% of total loans at June 30, 2011, material additions to our allowance could materially decrease our net income.
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
Current Market and Economics Conditions May Significantly Affect Our Operations and Financial Condition.
Uncertainty in the financial markets and downturn in general economic conditions, including increased levels of unemployment, has persisted over the past few years. The resulting economic pressure on consumers and businesses may adversely affect our business, financial condition, and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry. In general, loan and investment securities credit quality has deteriorated at many institutions and the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Indications of the deterioration of the value of real estate collateral have been evidenced on a national level as well as in our Market Area. These developments could have a significant negative effect on our borrowers and the values of underlying collateral securing loans, which could negatively affect our financial performance. Housing market conditions in the New York metropolitan area, where most of our lending activity occurs, deteriorated over the past several years. The S&P/Case-Shiller Home Price Indices, the leading measure of U.S. home prices, showed that the price of existing single family homes in the New York metro area as June 2011 decreased 3.6% versus the June 2010 prices. RealtyTrac, a leading online marketplace for foreclosure properties, reported that national foreclosure filings for July 2011 decreased 35% versus July 2010. The decreasing trend in foreclosures is not an indicator of a recovering economy but more likely the result of short-term interventions such as loan modifications, national and state-level foreclosure prevention efforts and foreclosure processing delays. Though total non-performing assets decreased to $19.3 million or 0.74% of total assets at June 30, 2011 from $41.2 million or 1.66% of total assets at June 30, 2010, and classified assets decreased from $57.4 million at June 30, 2010 to $30.7 million at June 30, 2011, if loans that are currently non-performing further deteriorate or loans that are currently performing become non-performing loans, we may need to increase our allowance for loan losses, which would have an adverse impact on our financial condition and results of operations. The Company would have recognized an additional $2.4 million in interest income during the year ended June 30, 2011 had non-performing loans performed in accordance with the original terms.

United States Political, Credit and Financial Market Conditions May Negatively Affect or Impair the Value of Our Current Portfolio of Residential Mortgage-Backed Securities Issued or Guaranteed by Fannie Mae and Freddie Mac.
As a result of the uncertain domestic political, credit and financial market conditions, investments in residential mortgage-backed securities issued or guaranteed by Fannie Mae and Freddie Mac (“GSEs”) pose increased risks arising from liquidity and credit concerns. Given that future deterioration in the United States credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our investments will not occur. Currently we have approximately $543.5 million invested in residential mortgage-backed securities issued or guaranteed by GSEs. On August 5, 2011, Standard and Poor’s lowered the United States of America’s long-term sovereign credit rating from “AAA” to “AA+.” This downgrade could affect the stability of residential mortgage-backed securities issued or guaranteed by GSEs. These factors could affect the liquidity or valuation of our current portfolio of residential mortgage-backed securities issued or guaranteed by GSEs, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until the current United States political, credit and financial market conditions have been sufficiently resolved, it may increase our future borrowing costs.
Our Deposit Growth Has Been A Primary Funding Source. If Deposit Growth Slows, It May Be More Expensive For Us To Fund Loan Originations.
During the year ended June 30, 2009, we experienced a period of unprecedented deposit growth, with a 61.3% increase in deposit balances. We continued to realize strong deposit growth subsequent to this period. Management believes a portion of this growth was due to external factors, as funds were withdrawn from the stock market and deposited into investment options considered safe by the investors, such as Oritani Bank. Such depositors may choose to redeploy these funds in the stock market at a future date, regardless of our efforts. If this occurs, it would hamper our ability to grow deposits and could even result in a net outflow of deposits. In addition, the increase in deposit insurance limits also may have contributed to our deposit growth and we could experience a net outflow of deposits of such deposit insurance limits were reduced. Another factor increasing the risk of an outflow of deposits pertains to money market accounts. The majority of the deposit growth by the Company was in money market accounts. Money market funds can be withdrawn by depositors at any time without penalty. We will continue to focus on deposit growth, which we use to fund loan originations and purchase investment securities. However, if we are unable to continue to sufficiently increase our deposit balances, we may be required to utilize alternative sources of funding, including Federal Home Loan Bank advances, or increase our deposit rates, each of which will increase our cost of funds.
Higher Federal Deposit Insurance Corporation Insurance Premiums Have Increased Our Expenses and Any Future Insurance Premium Increases Will Adversely Affect Our Earnings.
As of April 1, 2011, the FDIC implemented a directive of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 to revise its deposit assessment scheme to base the assessment on each institution’s total assets less tangible capital, instead of deposits. While the FDIC has indicated that it anticipates the change to be revenue neutral on an overall basis, the relative effect on individual institutions may differ. In addition, the FDIC has increased assessments in recent years due to the stress on the Deposit Insurance Fund caused by bank and thrift failures. Such increases adversely affect our earnings.
The FDIC also adopted a rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The prepayment amount was collected on December 30, 2009. We recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years. On December 30, 2009, the Company paid $8.1 million in estimated assessments, of which $5.3 million is prepaid for the 2011 and 2012 assessment periods.
If Our Investment in the Federal Home Loan Bank of New York is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Our Earnings Could Decrease.
We own common stock of the Federal Home Loan Bank of New York (FHLB-NY). We hold the FHLB-NY common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB-NY’s advance program. The aggregate cost and fair value of our FHLB-NY common stock as of June 30, 2011 was $26.8 million based on its par value. There is no market for our FHLB-NY common stock.

Certain member banks of the Federal Home Loan Bank System may be subject to accounting rules and asset quality risks that could result in materially lower regulatory capital levels. In an extreme situation, it is possible that the capitalization of a Federal Home Loan Bank, including the FHLB-NY, could be substantially diminished or reduced to zero. Consequently, we believe that there is some risk that our investment in FHLB-NY common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause our earnings to decrease by the after-tax amount of the impairment charge.
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
Because the Nature of the Financial Services Business Involves a High Volume of Transactions, We Face Significant Operational Risks.
We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and suffer damage to our reputation
Risks Associated with System Failures, Interruptions, or Breaches of Security Could Negatively Affect Our Earnings.
Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches, but such events may still occur and may not be adequately addressed if they do occur. In addition any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.
In addition, we outsource a majority of our data processing to certain third-party providers. If these third-party providers encounter difficulties, or if we have difficulty communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely affected. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.
The occurrence of any system failures, interruption, or breach of security could damage our reputation and result in a loss of customers and business thereby subjecting us to additional regulatory scrutiny, or could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations.

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
We Operate in a Highly Regulated Industry, Which Limits the Manner and Scope of Our Business Activities.
We are subject to extensive supervision, regulation and examination by the NJDOBI, FDIC and Federal Reserve Board. As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities and obtain financing. This regulatory structure is designed primarily for the protection of the DIF and our depositors, and not to benefit our stockholders. This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, stock repurchases, the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. In addition, we must comply with significant anti-money laundering and anti-terrorism laws. Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws.
The Dodd-Frank Wall Street Reform and Consumer Protection Act has changed the bank regulatory framework, created an independent consumer protection bureau that has assumed the consumer protection responsibilities of the various federal banking agencies, and established more stringent capital standards for banks and bank holding companies. Bank regulatory agencies also have been responding aggressively to concerns and adverse trends identified in examinations. Ongoing uncertainty and adverse developments in the financial services industry and the domestic and international credit markets, and the effect of the Dodd-Frank Act and regulatory actions, may adversely affect our operations by restricting our business activities, including our ability to originate or sell loans, modify loan terms, or foreclose on property securing loans. These risks could affect the performance and value of our loan and investment securities portfolios, which also would negatively affect our financial performance.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.	PROPERTIES
At June 30, 2011, the Company and the Bank conducted business from its corporate headquarters in Washington Township, New Jersey, and 23 full service branch offices located in Bergen, Hudson, Essex and Passaic Counties, New Jersey. The aggregate net book value of premises and equipment was $15.0 million at June 30, 2011.

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
Our shares of common stock are traded on the NASDAQ Global Market under the symbol “ORIT”. As of June 30, 2011, we have 2,053 stockholders of record (excluding the numbers of person or entities holding stock in street name through various brokerage firms), and 55,513,265 shares outstanding. The following table presents quarterly market information for Oritani Financial Corp.’s common stock for the periods indicated, adjusted to reflect the 1.50-for-one stock split in connection with the second step transaction. The following information was provided by the NASDAQ Stock Market.

	For the Years Ended June 30,
	2011			2010
	High	Low	Dividends	High	Low	Dividends
First Quarter	$10.07	$9.10	0.075	$9.74	$8.50	0.03
Second Quarter	12.68	9.82	0.100	9.67	8.31	0.05
Third Quarter	12.98	11.75	0.100	10.93	8.40	0.05
Fourth Quarter	12.96	11.83	0.100	11.43	9.06	0.05
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
Stock Performance Graph
Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s Common Stock, adjusted to reflect the 1.5-for-one stock split in connection with the second step transaction, for the period beginning January 24, 2007, the date that Oritani Financial Corp. began trading as a public company as reported by the NASDAQ Global Market (at a closing price of $10.65 per share on such date), through June 30, 2011, the cumulative total return on stocks over such period included in (b) the NASDAQ Bank Index, (c) the NASDAQ Composite Index. (d) the SNL US Thrift Index and (e) the KBW Bank index. The SNL US Thrift and the KBW indices have been added to enhance stockholder perspective of the Company’s stock performance. The initial offering price of Oritani Financial Corp. common stock was $6.67 per share and the first trading day increase in the value of the stock is not reflected in the graph. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

Oritani Financial Corporation

	Period Ending
Index	1/24/2007	6/30/2007	6/30/2008	6/30/2009	6/30/2010	6/30/2011
Oritani Financial Corporation	100.00	89.48	100.19	85.85	96.13	127.11
NASDAQ Bank	100.00	95.38	64.02	49.69	55.24	58.96
NASDAQ Composite	100.00	105.93	94.07	76.08	88.27	117.28
SNL US Thrift Index	100.00	92.54	47.88	32.44	35.24	34.96
KBW Bank	100.00	97.11	52.24	34.02	43.45	46.08

*	Source: SNL Financial LC, Charlottesville, VA
The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.
The following table shows Company’s repurchase of its common stock for each calendar month in the three months ended June 30, 2011 and the stock repurchase plan approved by our Board of Directors.

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares That May Yet
	of Shares	Price Paid	part of Publicly	Be Purchased Under
Period	Repurchased	Per Share	Announced Plan	the Plan (1)
April 1, 2011 through April 30, 2011	—	—	—	—
May 1, 2011 through May 31, 2011	—	—	—	—
June 1, 2011 through June 30, 2011	731,800	$12.71	731,800	4,892,706
(1)
On June 27, 2011, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 5,624,506 shares, representing approximately 10% of its then outstanding shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company is conducting such repurchases in accordance with a Rule 10b5-1 trading plan.

As of September 9, 2011, the Company has repurchased, under its current repurchase plan, 5,160,086 shares of its stock at an average price of $12.88 per share.

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

	At June 30,
	2011	2010	2009	2008	2007
	(In thousands)

Selected Financial Condition Data:
Total assets	$2,587,233	$2,477,420	$1,913,521	$1,443,294	$1,194,443
Loans, net	1,672,849	1,505,880	1,278,623	1,007,077	758,542
Securities available for sale, at market value	91,442	358,723	144,419	22,285	35,443
Securities held to maturity	—	—	—	—	5,415
Mortgage-backed securities held to maturity	37,609	66,468	118,817	163,950	217,406
Mortgage-backed securities available for sale, at market value	505,932	78,477	128,603	149,209	38,793
Bank owned life insurance	44,689	30,529	29,385	26,425	25,365
Federal Home Loan Bank of New York stock, at cost	26,844	25,081	25,549	21,547	10,619
Accrued interest receivable	9,237	9,425	7,967	5,646	4,973
Investments in real estate joint ventures, net	5,309	5,562	5,767	5,564	6,200
Real estate held for investment	1,185	1,221	1,338	3,681	2,492
Deposits	1,381,310	1,289,746	1,127,630	698,932	695,757
Borrowings	509,315	495,552	508,991	433,672	196,661
Stockholders’ equity	645,412	643,393	240,098	278,975	272,570

Selected Operating Data:
Interest income	$117,353	$105,339	$88,429	$71,591	$63,349
Interest expense	36,330	42,386	44,500	37,208	32,829

Net interest income	81,023	62,953	43,929	34,383	30,520

Provision for loan losses	9,300	10,000	9,880	4,650	1,210

Net interest income after provision for loan losses	71,723	52,953	34,049	29,733	29,310
Other income	5,452	5,486	2,780	4,936	5,309
Other expense	31,716	42,779	27,257	19,491	25,249

Income before income tax expense	45,459	15,660	9,572	15,178	9,370
Income tax expense (benefit)	16,952	7,296	4,020	6,218	(1,664)

Net income	$28,507	$8,364	$5,552	$8,960	$11,034

	At or For the Years Ended June 30,
	2011	2010	2009	2008	2007

Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	1.13%	0.41%	0.33%	0.68%	0.94%
Return on equity (ratio of net income to average equity)	4.42%	3.26%	2.20%	3.21%	5.48%
Average interest rate spread (1)	2.88%	2.99%	2.36%	2.06%	2.23%
Net interest margin (2)	3.36%	3.25%	2.77%	2.77%	2.73%
Efficiency ratio (3)	36.68%	48.22%	58.35%	49.59%	70.47%
Non-interest expense to average total assets	1.26%	2.11%	1.63%	1.49%	2.14%
Average interest-earning assets to average interest-bearing liabilities	132.25%	111.83%	114.47%	123.59%	117.00%

Asset Quality Ratios:
Non-performing assets to total assets	0.74%	1.66%	2.74%	0.98%	—%
Non-performing loans to total loans	0.90%	2.48%	4.03%	1.39%	—%
Allowance for loan losses to total loans	1.55%	1.69%	1.59%	1.32%	1.15%

Capital Ratios:
Total capital (to risk-weighted assets)	35.46%	39.64%	19.15%	27.78%	34.87%
Tier I capital (to risk-weighted assets)	34.21%	38.38%	17.90%	26.53%	33.77%
Tier I capital (to average assets)	25.09%	31.58%	14.31%	19.71%	23.10%

Other Data:
Number of full service offices	23	22	21	19	19
Full time equivalent employees	184	179	174	155	144

(1)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)
The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses and non-interest income. For the year ended June 30, 2010, excludes non-recurring expense associated with the accelerated vesting of stock awards and options triggered by the second step transaction and income from problem loan dispositions.

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
Highlights of our business strategy are discussed below:
Continuing to focus on multifamily and commercial real estate lending. Unlike many traditional thrifts, we have focused on the origination of multifamily and commercial real estate loans. Such loans comprise 80.7% of our total loan portfolio at June 30, 2011. We have focused on this type of lending because the interest rates earned for such loans are higher than the prevailing rates for residential loans, resulting in a greater level of interest income potential. We are also able to generate significantly higher fee income on such loans. In addition, the repayment terms usually expose us to less interest rate risk than fixed-rate residential loans. We generally incorporate one or more of the following features into our terms for multifamily and commercial real estate loans, thereby decreasing their interest rate risk: interest rates reset after five years at a predetermined spread to FHLB Advance rates; minimum stated interest rates; balloon repayment date or maximum fixed-rate self-amortizing loan term of 20 years. While our actual origination volume will depend on market conditions, we intend to continue our emphasis on multifamily and commercial real estate lending.

We have experienced substantial growth in our combined multifamily and commercial real estate loan portfolio in recent years. The annual growth rate of the portfolio has been 22.9%; 33.43%; 40.62%; 32.37% and 18.97% for years ended June 30, 2011, 2010, 2009, 2008 and 2007, respectively. We have been involved in multifamily lending for over thirty years. Over the past eight years, we have assembled a department exclusively devoted to the origination and administration of multifamily and commercial real estate loans. Over the past three years, we have established a separate credit department to review all such originations and ensure compliance with our underwriting standards. There are presently ten loan officers as well as support staff in the origination department and two officers as well as support staff in the credit department. Our business plan projects continued growth of the portfolio and continued additions to our staff to support such growth. In addition, due to current economic conditions and related risks, management has been applying stricter underwriting guidelines, including requiring higher debt service coverage ratios and lower loan to value ratios, to these loans. We have also focused our multifamily and commercial real estate lending on more seasoned and experienced developers.
Aggressively remedy remaining delinquent loans and such additional loans that may occur. One of management’s objectives is to reduce further our level of problem assets. Management’s tactics toward delinquent borrowers are considered aggressive. We have commenced legal action against virtually all borrowers who are more than 45 days delinquent. We have generally refused to extend the maturity date of any construction loan, even if the interest payments are current, unless the borrower agrees to reduce our exposure through additional principal payments and/or additional collateral, and agrees to an additional fee if the loan is not paid in full on or before the new maturity date. We realize that such actions contribute to a higher level of delinquencies but believe this is the most prudent path to addressing problem loans. Since June 30, 2009, our level of non-performing assets to total assets has declined from 2.74% to 0.74% at June 30, 2011. While no assurances can be provided regarding results, management will focus a significant amount of its time on the resolution of problem assets.
Maintain and increase core deposits. During the past three years, we have devoted significant internal attention to growing our deposits. We hired key, experienced personnel and have implemented an incentive program that rewards branch personnel for attracting core deposit relationships. We have also begun to emphasize obtaining deposits from our commercial borrowers, reexamined our pricing strategies and promoted our status as a local community bank. As a result of these efforts and external factors, we have recently experienced a period of strong deposit growth. Our deposit balances grew 97.6% from June 30, 2008 to June 30, 2011. Much of the increase came in the area of money market accounts. In addition to the initiatives described above, management believes that external factors also contributed to our deposit growth. Due to uncertainty in the financial markets and a downturn in the U.S. economy, many investors withdrew funds from the stock market and deposited them into investment options considered safe by investors, such as Oritani Bank deposit accounts. Management believes a portion of our growth was due to this activity, particularly during the June 30, 2008 to June 30, 2009 period. Other external factors, including an increase in insured deposit limits, also may have contributed to our deposit growth however; management believes any impact due to increased deposit limits is minimal. Our ongoing focus will be to build upon our successes, with a particular emphasis on growing core commercial and retail deposits. In addition to continuing to attract new customers to Oritani Bank, we will also focus on cross-selling core deposit accounts to customers who have limited deposit services with Oritani Bank and seeking to further develop the relationship by providing quality customer service as well as continuing our de novo branch strategy
Expand our market share within our primary market area. Our deposit growth significantly boosted our market penetration in Bergen County, the primary county of our operations. We increased our percentage of Bergen County deposits from 1.8%, or the 14th ranked financial institution, at June 30, 2008 to 2.9%, or the 8th ranked financial institution, at June 30, 2011. In February 2011, we opened a de novo branch in Ramsey, New Jersey. This branch had deposit totals of $14.6 million at June 30, 2011. We intend to continue the strategy of opportunistic de novo branching. We typically seek de novo branch locations in under-banked areas that are either a contiguous extension or fill-in of our existing branch network. We also have budgeted monies for infrastructure improvements in our existing branches. We may also consider the acquisition of branches from other financial institutions in our market area. We believe these strategies, along with continued growth, will help us achieve our goal of deposit growth and market expansion.
Continue to emphasize operating efficiencies and cost control. One of the hallmarks of our operations has been expense control as evidenced by an efficiency ratio of 36.68% for the year ended June 30, 2011. Our efficiency ratio as well as numerous other expense measurement ratios, have consistently outperformed peers. We intend to maintain our posture on expense control while continuing to make prudent investments in our operations by effectively managing costs in a relation to revenues. We expect that our efficiency ratio will increase as we amortize the costs associated with the stock benefit plans recently approved by stockholders. However, we expect that we will still be able to achieve an efficiency ratio that compares favorably to peers.

Critical Accounting Policies
We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies.
Allowance for Loan Losses, Impaired Loans And Real Estate Owned. The allowance for loan losses is the estimated amount considered necessary to cover probable and reasonably estimable credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses that is charged against income. In determining the allowance for loan losses, we make significant estimates and, therefore, have identified the allowance as a critical accounting policy. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.
The allowance for loan losses has been determined in accordance with U.S. generally accepted accounting principles. We are responsible for the timely and periodic determination of the amount of the allowance required. We believe that our allowance for loan losses is adequate to cover specifically identifiable losses, as well as estimated losses inherent in our portfolio for which certain losses are probable but not specifically identifiable.
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are impaired. Management will identify loans that have demonstrated issues that cause concern regarding full collectibility in the required time frame. Delinquency and internal credit department reviews are key indicators of such issues. In addition, the Company utilizes the services of a third party loan review firm. The loan review firm reviews a significant portion of the existing portfolio over the course of the year, typically at least 55% of the commercial real estate, multifamily and construction loan portfolios, on an annual basis. Their scope is determined by the Audit Committee. This firm prepares quarterly reports that include recommendations for classification. Their services assist in identifying loans that should be classified prior to delinquency issues. Management summarizes all problem loans and classifies such loans within the following industry standard categories: Watch, Special Mention, Substandard, Doubtful or Loss. In addition, a classified loan may be considered impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, collateral category and internal credit risk rating. We also analyze historical loss experience, delinquency trends, general economic conditions, geographic concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocation. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.
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

We have a concentration of loans secured by real property located in our lending area. Our lending area generally extends approximately 150 miles from our headquarters. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are c reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the economy generally, and a decline in real estate market values in our lending area. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level. Factors such as current economic conditions, interest rates, and the composition of the loan portfolio will effect our determination of the level of this ratio for any particular period.
Our allowance for loan losses in recent years reflects probable losses resulting from the actual growth in our loan portfolio, ongoing local and regional economic conditions and our overall levels of charge-offs, delinquencies, impaired loans and nonaccrual loans. We believe the ratio of the allowance for loan losses to total loans at June 30, 2011 adequately reflects our portfolio credit risk, given our emphasis on multifamily and commercial real estate lending and current market conditions.
Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the FDIC and the NJDOBI, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to them at the time of their examination.
Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When the Company acquires other real estate owned, it generally obtains a current appraisal to substantiate the net carrying value of the asset. The asset is recorded at the lower of cost or estimated fair value, establishing a new cost basis. Holding costs and declines in estimated fair value result in charges to expense after acquisition.
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
At the Special Meeting of Stockholders of the Company held on July 26, 2011, the stockholders of the Company approved the Oritani Financial Corp. 2011 Equity Incentive Plan (“2011 Plan”). On August 18, 2011, certain officers and employees of the Company were granted in aggregate 3,033,750 stock options and 1,227,100 shares of restricted stock, and non-employee directors received in aggregate 932,500 stock options and 373,000 shares of restricted stock. The Company will expense the fair value of all share-based compensation granted over the requisite service periods.

Comparison of Financial Condition at June 30, 2011 and June 30, 2010
Total Assets. Total assets increased $109.8 million, or 4.4%, to $2.59 billion at June 30, 2011, from $2.48 billion at June 30, 2010. The increase was primarily in loans and mortgage-backed securities available for sale which were partially offset by decreases in cash and cash equivalents and securities available for sale.
Cash And Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) decreased $213.1 million, or 61.5%, to $133.2 million at June 30, 2011, from $346.3 million at June 30, 2010. The balance at June 30, 2010 was primarily due to the proceeds from the second step transaction. These funds were deployed as quickly as possible while prudently following the disciplines of the Company’s investment policy. These excess funds were deployed in securities available for sale and MBS available for sale by December 31, 2010. Over the quarter ended June 30, 2011, the Company accumulated excess liquidity primarily due to loan originations being slightly less than projections and loans prepayments being higher than projections, along with the very low rates of return available on investments. Management anticipates prudent deployment of this excess liquidity.
Loans, net. Loans, net increased $167.0 million to $1.67 billion at June 30, 2011, from $1.51 billion at June 30, 2010. The Company continues its emphasis on loan originations, particularly multifamily and commercial real estate loans. Loan originations totaled $418.6 million and purchases totaled $12.5 million for the year ended June 30, 2011. Loan originations have been impacted by increased competition and tighter market spreads on loans.
Securities Available For Sale. Securities AFS decreased $267.3 million to $91.4 million at June 30, 2011, from $358.7 million at June 30, 2010. The decrease was primarily due to sales of $174.7 million and security calls of $286.9 million, partially offset by purchases of $197.5 million and changes in fair value. Management’s investment decisions have impacted the balances in Securities AFS as well as MBS AFS. Excess liquidity has generally been deployed in investments classified as available for sale as such classifications provide greater flexibility should cash needs develop. Specific investments purchased consider the risk/reward profile of the investment as well as the interest rate risk position and the projected cash needs of the Company. During fiscal 2010, the typical investment of the Company was a callable note of government sponsored agency with limited optionality and call features that increased the likelihood that the note would be called. Such investments were classified as Securities AFS. During fiscal 2011, the Company favored certain short structures of MBS or collateralized mortgage obligations (“CMOs”) with relatively short repayment windows and limited extension risk issued by government sponsored agencies. While the yield on such securities is low, management has prioritized structure over yield. Such investments are classified as MBS AFS. The primary reason for the switch from Securities AFS to MBS AFS was the desire to reduce the impact of interest rate fluctuations on the cash flows from the investment portfolio. As market interest rates decreased over the quarter ended June 30, 2011, investment purchases slowed due to the decreased return available on investments.
Mortgage-Backed Securities Held to Maturity. Mortgage backed securities held to maturity decreased $28.9 million, or 43.4% to $37.6 million at June 30, 2011, from $66.5 million at June 30, 2010. The decrease was due to principal repayments and sales. The held to maturity securities sold were mortgage backed securities with 15% or less of their original purchased balances remaining.
Mortgage-Backed Securities Available For Sale. Mortgage-backed securities AFS increased $427.5 million to $505.9 million at June 30, 2011, from $78.5 million at June 30, 2010. See “Securities Available For Sale,” above, for a discussion of the investment decisions impacting the balances in this caption.
Real Estate Owned. Real estate owned (“REO”) increased $936,000 to $4.0 million at June 30, 2011, from $3.0 million at June 30, 2010. The increase is due to the Bank acquiring title to nine properties during the twelve months ended June 30, 2011, with book values of $8.2 million less write-downs of $1.7 million. Included in the $1.7 million total were $799,000 and $665,000 in write-downs during the quarter ended March 31, 2011 and the quarter ended June 30, 2011, respectively. These write-downs were based on updated appraised values of the REO properties. The increase from acquisitions was partially offset by the sale of three REO properties with net book values of $5.5 million. Proceeds from the sale of REO were $6.3 million and a net gain of $784,000 was recognized. One of these sales occurred during the quarter ended June 30, 2011 involving an REO property with a carrying value of $2.5 million being sold with a net recovery of $65,000. In conjunction with the sale, Oritani Bank provided financing to the purchaser at market rates and market terms. The REO balance at June 30, 2011 consists of eight properties. Management is trying to dispose of these properties as quickly and efficiently as possible.

Deposits. Deposits increased $91.6 million, or 7.1%, to $1.38 billion at June 30, 2011, from $1.29 billion at June 30, 2010. The trend in deposit balances through December 31, 2010 had been negative as the interest rates offered on many of the Company’s deposit products were less than those of its direct competitors, primarily due to the Company’s high liquidity position. This action helped reduce interest expense but also negatively impacted deposit balances. Deposit pricing returned to competitive levels once the excess liquidity from the second step conversion was deployed. Deposits increased $125.3 million during the six months ended June 30, 2011 and $22.9 million of this increase was due to brokered deposits. The growth over this period, excluding the impact of the brokered deposits, reflects an actual rate of 8.2% and an annualized rate of 16.3%. Continued strong deposit growth remains a strategic objective. A new branch location opened during the March 2011 quarter in Ramsey, New Jersey. Two additional de novo branches are anticipated in fiscal 2012, one of which is currently scheduled to open in September.
Borrowings. Borrowings increased $13.8 million, or 2.8%, to $509.3 million at June 30, 2011, from $495.6 million at June 30, 2010. During the quarter ended June 30, 2011, the Company modified $52.5 million of FHLB advances. The modification caused the average term of these advances to increase by three years and the average cost to decrease 169 basis points.
Stockholders’ equity. Stockholders’ equity increased $2.0 million to $645.4 million at June 30, 2011, from $643.4 million at June 30, 2010. The increase was primarily due to net income partially offset by dividends and treasury stock repurchases. At June 30, 2011, there were 56,245,065 shares issued, 55,513,265 shares outstanding and 731,800 shares held as treasury stock. The cost of the treasury stock purchases was $9.3 million. On June 22, 2011, the Company announced that a 10% repurchase program (5,624,506 shares) would commence on June 27, 2011. As of September 9, 2011, the Company had repurchased a total of 5,160,086 shares at a total cost of $66.5 million and an average cost of $12.88 per share. In conjunction with the 2011 Equity Incentive Plan, the Company issued 1,600,100 shares, effective August 18, 2011. These shares were purchased on the open market at a total cost of $19.3 million and an average cost of $12.06 per share. Our book value per share at June 30, 2011 was $11.63. Based on our June 30, 2011 closing price of $12.79 per share, the Company stock was trading at 110.0% of book value at that date.
Comparison of Operating Results for the Years Ended June 30, 2011 and June 30, 2010
Net Income. Net income increased $20.1 million to $28.5 million, or $0. 54 per share, for the twelve months ended June 30, 2011, from net income of $8.4 million, or $0.15 per share, for the corresponding 2010 period. The primary cause of the increased income in the 2011 period was increased net interest income. The twelve month period ended June 30, 2011 was positively impacted by a higher net interest spread and a larger asset base. In addition results for the 2010 periods were reduced due to the expenses associated with the accelerated vesting of stock awards and options triggered by the Company’s second step transaction on June 24, 2010.
Total interest income. Total interest income increased $12.0 million, or 11.4%, to $117.4 million for the year ended June 30, 2011, from $105.3 million for the year ended June 30, 2010. The largest increase occurred in interest on loans, which increased $12.6 million or 14.4%, to $100.0 million for the year ended June 30, 2011, from $87.4 million for the year ended June 30, 2010. Over that same period, the average balance of loans increased $231.9 million and the yield on the portfolio decreased 13 basis points on an actual basis and increased 4 basis points on a normalized basis. Included in interest on loans for the year ended June 30, 2010 is $2.3 million of prior period and penalty interest recovered in conjunction with problem loan disposals. These amounts were not included in income for the normalized calculation of loan yield. Prepayment penalties and deferred fees on loans paid in full in the 2011 period contributed to the increase in yield realized on a normalized basis. Interest on securities AFS decreased $2.5 million to $5.9 million for the year ended June 30, 2011, from $8.4 million for the year ended June 30, 2010. The average balance of securities AFS decreased $17.5 million over that same period while the yield decreased 73 basis points. Interest on MBS HTM decreased $1.7 million to $1.6 million for the year ended June 30, 2011, from $3.3 million for the year ended June 30, 2010. The average balance of MBS HTM decreased $39.9 million over that same period while the yield decreased 46 basis points. Interest on MBS AFS increased $3.5 million to $8.3 million for the year ended June 30, 2011, from $4.8 million for the year ended June 30, 2010. The average balance of MBS AFS increased $256.1 million over that same period while the yield decreased 232 basis points. See “Comparison of Financial Condition at June 30, 2011 and June 30, 2010 — Securities Available for Sale” for a discussion of the investment decisions impacting the balances.

Interest Expense. Total interest expense decreased by $6.1 million, or 14.3%, to $36.3 million for the twelve months ended June 30, 2011, from $42.4 million for the twelve months ended June 30, 2010. The majority of the decrease occurred in interest expense on deposits, which decreased $5.9 million, or 27.3%, to $15.7 million for the twelve months ended June 30, 2011, versus $21.6 million for the corresponding 2010 period. The decrease occurred despite an increase in deposit balances. The average balance of deposits increased $75.2 million to $1.3 billion for the twelve months ended June 30, 2011 from $1.2 billion for the twelve months ended June 30, 2010. Over that same period, the cost of deposits decreased 55 basis points to 1.21% from 1.76%. The Company was able to successfully reprice and attract deposits at lower rates, primarily due to market conditions. The Company also succeeded growing core deposits, particularly money market accounts. Interest expense on borrowings decreased $152,000 to $20.6 million for the twelve months ended June 30, 2011, versus $20.8 million for the corresponding 2010 period. The average balance of borrowings increased $14.9 million and the cost decreased 15 basis points over the periods.
Net interest income. Net interest income increased $18.1 million, or 28.7%, to $81.0 million for the year ended June 30, 2011, from $63.0 million for the year ended June 30, 2010. The Company’s net interest rate spread and margin increased to 2.88% and 3.36% for the year ended June 30, 2011, from 2.87% (normalized) and 3.13% (normalized) for the year ended June 30, 2010, respectively. The 2010 calculations exclude non-recurring interest on loans totaling $2.3 million realized in conjunction with problem loan disposals. The actual net interest rate spread and margin in the 2010 period were 2.99% and 3.25%, respectively. The Company’s net interest rate spread and net interest margin were hindered by the nonaccrual loan level in both the 2011 and 2010 periods. The Company’s net interest income was reduced $2.4 million and $3.0 million for the years ended June 30, 2011 and 2010, respectively, due to the impact of nonaccrual loans.
Provision for Loan Losses. The Company recorded provisions for loan losses of $9.3 million for the twelve months ended June 30, 2011 as compared to $10.0 million for the twelve months ended June 30, 2010. The Company charged off a total of $8.8 million and $4.8 million in loans during the years ended June 30, 2011 and 2010, respectively. The Company’s allowance for loan losses is analyzed quarterly and many factors are considered. The primary contributors to the current level of provision for loan losses are the delinquency and nonaccrual totals, changes in loan risk ratings, loan growth, charge-offs and economic factors.
Delinquency information is provided below:

	At June 30,
	2011	2010	2009	2008
	(In thousands)
30 - 59 days past due	$7,025	$12,330	$6,727	$27,985
60 - 89 days past due	5,327	4,629	17,825	18
Non-accrual	15,303	38,125	52,465	14,210

Total	$27,655	$55,084	$77,017	$42,213

During the year ended June 30, 2011, nonaccrual loan totals were reduced by $22.8 million and total delinquent loans were reduced by $27.4 million. One of management’s ongoing focuses is a further reduction in the level of delinquent loans. While significant progress was made in the reduction of nonaccrual and total delinquent loans over the year, management seeks to reduce these balances further. The Company has continued its aggressive posture toward delinquent borrowers.

A discussion of the significant components of the nonaccrual loan total at June 30, 2011 follows:
Oritani is involved in a participation loan in which it is not the lead lender. The loan involves four separate residential construction developments in Orange County, New York. Oritani’s portion of the loan totals $6.4 million. Although the loan has paid as agreed, the loan was placed on nonaccrual and deemed impaired as of June 30, 2011 due to a dramatic slowdown in sales at all four of the projects. The slowdown in sales negatively impacted the estimated value of the projects. In accordance with the results of the impairment analysis for this loan, a $675,000 impairment reserve was recorded as of June 30, 2011. The basis for the impairment calculation was the 2010 appraisals of the properties, which were discounted to estimate the impact of the current situation. Updated appraisals and valuation determinations are in process. If any adjustment to the impairment reserve is considered necessary, it will be reflected in the period ending September 30, 2011. Oritani has an additional $1.0 million participation loan with this lead lender to a related borrower on a different project. This loan is categorized as an accruing loan with a substandard classification as of June 30, 2011.
A $2.5 million construction loan for a luxury home in Morris County, New Jersey. Construction at the property ceased and foreclosure proceedings have commenced. While the foreclosure action is proceeding, court ordered mediation discussions are occurring. Due to the extended time period currently associated with New Jersey foreclosures, this loan is likely to be a component of the nonaccrual total for the foreseeable future. The loan is classified as impaired as of June 30, 2011. In accordance with the results of the impairment analysis for this loan, based primarily on a recent appraisal, a charge off of $208,000 was recognized against this loan during the quarter ended June 30, 2011.
There are ten other multifamily/commercial real estate loans, totaling $5.1 million, classified as nonaccrual at June 30, 2011. The largest of these loans has a balance of $931,000. One of the loans, with a principal balance of $690,000, paid in full in July. Four of the loans are classified as impaired, however, no impairment reserves were considered necessary as of June 30, 2011.
There are seven other residential loans, totaling $1.3 million, classified as nonaccrual at June 30, 2011. The largest of these loans has a balance of $301,000.
Other Income. Other income decreased $34,000 with income of $5.5 million for each of the twelve months ended June 30, 2011 and 2010. Despite the stable overall results, there were fluctuations within the components. Service charges decreased $167,000 to $1.3 million for the twelve months ended June 30, 2011, from $1.5 million for the twelve months ended June 30, 2010. The decrease is primarily due to late charges of $297,000 received in the 2010 period in conjunction with problem loan disposals. Net income from investments in real estate joint ventures increased $319,000 to $857,000 for the twelve months ended June 30, 2011, from $538,000 for the twelve months ended June 30, 2010. The change is primarily due to reduced income in 2010 at one commercial property due to a flood and estimated settlement costs regarding a legal matter at a multifamily property. The 2010 reduced income due to flooding is expected to recur in fiscal 2012 as the commercial property was again recently flooded and rental income at this property will likely decrease. The income reported in this caption (as well as real estate operations, net) is dependent upon the operations of various properties and is subject to fluctuation. The remaining changes are primarily due to changes in gains on sales and valuations of assets. During the twelve months ended June 30, 2010, the Company recognized a $1.0 million gain on the sale of a commercial office property that had been held and operated as a real estate investment. A net gain of $718,000 was realized on the sale of a real estate owned property during the twelve months ended June 30, 2011. The Company recognized impairment charges on holdings in its investment portfolio in both the 2011 and 2010 periods. The impairment charges recognized were greater in the 2010 period.

Operating Expenses. Operating expenses decreased $11.1 million to $31.7 million for the twelve months ended June 30, 2011, from $42.8 million for the twelve months ended June 30, 2010. The decrease was primarily in compensation, payroll taxes and fringe benefits, which decreased $13.2 million to $19.7 million for the twelve months ended June 30, 2011, from $32.9 million for the twelve months ended June 30, 2010. The Company’s second step transaction, which was completed on June 24, 2010, triggered an accelerated vesting of stock awards and options which had a significant impact on expenses in the 2010 period. The pre-tax charge associated with the accelerated vesting of these benefits recognized by the Company totaled $10.6 million. The year ended June 30, 2010 included charges totaling $3.7 million regarding the normal amortization of the cost of stock awards and options. There were also significant fluctuations in other expense captions. Federal deposit insurance premiums decreased $867,000 over the periods primarily due to decreased FDIC insurance rates based on our increased capital levels. Real estate owned operations increased $1.5 million primarily due to write-downs based on updated appraised values of REO. Other expenses increased $1.2 million primarily due to expenses associated with problem assets. In the 2010 period, other expenses were reduced by $501,000 due to legal fees recovered in conjunction with problem asset disposals.
Income Taxes. Income tax expense for the twelve months ended June 30, 2011, was $17.0 million, due to pre-tax income of $45.5 million, resulting in an effective tax rate of 37.3%. For the twelve months ended June 30, 2010, income tax expense was $7.3 million, due to pre-tax income of $15.7 million, resulting in an effective tax rate of 46.6%. The tax rate for the 2010 period was impacted by limitations on deductions associated with compensation expense. The vesting of the stock awards caused compensation for several employees to exceed the level where the full cost could be recognized as a deductible expense. Income tax benefit was reduced by $1.1 million in the 2010 period due to this limitation.
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
The Company’s net interest income and net interest rate spread were both negatively impacted in both periods due to the reversal of accrued interest income on loans delinquent more than 90 days. The total of such income reversed was $3.0 million and $3.7 million for the twelve month periods ended June 30, 2010 and 2009, respectively.
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
Delinquency information is provided below:

	At June 30,
	2010	2009	2008	2007
	(In thousands)
30 - 59 days past due	$12,330	$6,727	$27,985	$555
60 - 89 days past due	4,629	17,825	18	39
Non-accrual	38,125	52,465	14,210	—

Total	$55,084	$77,017	$42,213	$594

Over the year ended June 30, 2010, nonaccrual loan totals were reduced by $14.3 million and total delinquent loans were reduced by $21.9 million. One of management’s primary objectives remains a reduction in the level of problem assets. While significant progress was made in the reduction of nonaccrual and total delinquent loans over the year, management still considered such loans to be at an elevated level.
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
Income Taxes. Income tax expense for the twelve months ended June 30, 2010, was $7.3 million, due to pre-tax income of $15.7 million, resulting in an effective tax rate of 46.6%. The tax rate for this period was impacted by limitations on deductions associated with compensation expense. The vesting of the stock awards caused compensation for several employees to exceed the level where the full cost could be recognized as a deductible expense. Income tax benefit was reduced by $1.1 million in the 2010 period due to this limitation. For the twelve months ended June 30, 2009, income tax expense was $4.0 million, due to pre-tax income of $9.6 million, resulting in an effective tax rate of 42.0%.

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

	For the Years Ended June 30,
	2011			2010			2009
	Average			Average			Average
	Outstanding		Yield/	Outstanding		Yield/	Outstanding		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans, net (1)	$1,611,961	$99,963	6.20%	$1,380,040	$87,373	6.33%	$1,181,385	$72,158	6.11%
Securities available for sale at market value	273,739	5,863	2.14	291,255	8,360	2.87	67,479	2,468	3.66
Securities held to maturity	26,515	1,399	5.28	25,506	1,343	5.27	24,937	1,069	4.29
Mortgage-backed securities available for sale at market value	360,953	8,299	2.30	104,882	4,840	4.61	145,713	7,046	4.84
Mortgage-backed securities held to maturity	49,418	1,571	3.18	89,360	3,252	3.64	142,484	5,615	3.94
Federal Funds sold and short term investments	89,575	258	0.29	47,931	171	0.36	25,021	73	0.29

Total interest-earning assets	2,412,161	117,353	4.87	1,938,974	105,339	5.43	1,587,019	88,429	5.57

Non-interest-earning assets	104,721			92,118			84,535

Total assets	$2,516,882			$2,031,092			$1,671,554

Interest-bearing liabilities:
Savings accounts	$149,977	941	0.63%	$156,444	1,279	0.82%	$144,810	1,979	1.37%
Money market deposit accounts	312,574	3,177	1.02	263,675	3,784	1.44	103,932	2,626	2.53
Checking accounts	152,256	855	0.56	110,393	825	0.75	75,324	628	0.83
Time deposits	687,602	10,746	1.56	696,732	15,735	2.26	556,730	19,029	3.42

Total deposits	1,302,409	15,719	1.21	1,227,244	21,623	1.76	880,796	24,262	2.75
Borrowings	521,541	20,611	3.95	506,592	20,763	4.10	505,599	20,238	4.00

Total interest-bearing liabilities	1,823,950	36,330	1.99%	1,733,836	42,386	2.44%	1,386,395	44,500	3.21%

Non-interest-bearing liabilities	48,505			41,032			33,071

Total liabilities	1,872,455			1,774,868			1,419,466
Stockholders’ Equity	644,427			256,224			252,088

Total liabilities and Stockholders’ Equity	$2,516,882			$2,031,092			$1,671,554

Net interest income		$81,023			$62,953			$43,929

Net interest rate spread (2)			2.88%			2.99%			2.36%

Net interest-earning assets(3)	$588,211			$205,138			$200,624

Net interest margin (4)			3.36%			3.25%			2.77%

Ratio of interest-earning assets to interest-bearing liabilities			132.25%			111.83%			114.47%

(1)	Includes nonaccrual loans.

(2)	Includes Federal Home Loan Bank stock.

(3)	Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.

(4)	Net interest-earning assets represents total interest-earning assets less interest-bearing liabilities.

(5)	Net interest margin represents net interest income as a percent of average interest-earning assets for the period.

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

	Years Ended June 30,			Years Ended June 30,
	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease)		Total	Increase (Decrease)Due		Total
	Due to		Increase	to		Increase
	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
	(In thousands)
Interest-earning assets:
Loans, net	$14,683	$(2,093)	$12,590	$12,134	$3.081	$15,215
Securities available for sale	(503)	(1,994)	(2,497)	8,184	(2,292)	5,892
Securities held to maturity	53	3	56	24	250	274
Mortgage-backed securities available for sale	11,817	(8,358)	3,459	(1,974)	(232)	(2,206)
Mortgage-backed securities held to maturity	(1,454)	(227)	(1,681)	(2,094)	(269)	(2.363)
Federal Funds sold and short term investments	149	(62)	87	67	31	98

Total interest-earning assets	24,746	(12,732)	12,014	16,341	569	16,910

Interest-bearing liabilities:
Savings accounts	(53)	(285)	(338)	159	(859)	(700)
Money market	702	(1,309)	(607)	4,036	(2,878)	1,158
Checking accounts	313	(283)	30	292	(95)	197
Time deposits	(206)	(4,783)	(4,989)	4,785	(8,079)	(3,294)

Total deposits	756	(6,660)	(5,904)	9,272	(11,911)	(2,639)

Borrowings	613	(765)	(152)	40	485	525

Total interest-bearing liabilities	1,368	(7,424	(6,056)	9,312	(11,426)	(2,114)

Change in net interest income	$23,377	$(5,307)	$18,070	$7,029	$11,995	$19,024

Management of Market Risk
General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has the authority and responsibility for managing interest rate risk. Oritani Bank has established an Asset/Liability Management Committee, comprised of various members of its senior management, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the Board the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. The Asset/Liability Management Committee reports its activities to the Board on a monthly basis. An interest rate risk analysis is presented to the Board on a quarterly basis. In addition, in 2011, the Company has engaged the services of an outside consultant to assist with the measurement and analysis of interest rate risk.
We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:
(i)	originating multifamily and commercial real estate loans that generally tend to have shorter interest duration and generally have interest rates that reset at five years;

(ii)	investing in shorter duration securities and mortgage-backed securities;

(iii)	obtaining general financing through FHLB advances with a fixed long term: and

(iv)	obtaining financing through the use of long term brokered deposits.

Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. In addition, if changes occur that cause the estimated duration of a security to lengthen significantly, management will consider the sale of such security. By following these strategies, we believe that we are well-positioned to react to increases in market interest rates.
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
The table below sets forth, as of June 30, 2011, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present
				Value of Assets (3)
Change in Interest		Estimated Increase (Decrease) in			Increase
Rates (basis	Estimated	NPV			(Decrease)
points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
(Dollars in thousands)

+200	561,699	(95,897)	(14.6)%	23.1%	(229)
0	657,596	—	—	25.4	—
-100	690,093	32,497	4.9	26.0	62

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at June 30, 2011 in the event of a 100 basis point decrease in interest rates, we would experience a 4.9% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 14.6% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies. This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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

Liquidity and Capital Resources
Liquidity is the ability to meet current and future financial obligations of a short-term nature. Our primary sources of funds consist of deposit inflows, loan and security repayments and maturities and sales of securities. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows, mortgage prepayments and security prepayments and calls are greatly influenced by general interest rates, economic conditions and competition. Our Asset/Liability Management Committee is responsible for establishing and monitoring our liquidity targets and strategies in order to ensure that sufficient liquidity exists for meeting the borrowing needs of our customers as well as unanticipated contingencies. Our Asset/Liability Management Committee focuses on our level of liquid assets as well as our borrowing capacity with the FHLB. Funds can be obtained from the FHLB on a same day basis, significantly reducing the need to maintain excess liquid assets to address liquidity concerns.
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
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2011, cash and cash equivalents totaled $133.2 million. Securities and mortgage-backed securities classified as available for sale, which provide additional sources of liquidity, totaled $597.4 million at June 30, 2011.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.
At June 30, 2011, we had $101.9 million in loan commitments outstanding. In addition to commitments to originate loans, we had $51.5 million in unused lines of credit to borrowers. Time deposits due within one year of June 30, 2011 totaled $519.3 million, or 37.6% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits. We believe, however, based on past experience, that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activity currently is the origination of loans and the purchase of loans and securities. During the year ended June 30, 2011, we originated $418.6 million of loans, purchased $12.5 million of loans, and purchased $747.8 million of securities. During the year ended June 30, 2010, we originated $417.4 million of loans, purchased $34.5 million of loans, and purchased $448.4 million of securities.
Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in total deposits of $91.6 million and $162.1 million for the fiscal years ended June 30, 2011 and 2010, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of New York, which provide an additional source of funds. FHLB advances reflected a net increase of $13.8 million and a net decrease of $13.43 million during the fiscal years ended June 30, 2011 and 2010, respectively. FHLB advances have primarily been used to fund loan demand and provide longer-term sources of funding. At June 30, 2011, the Company had additional borrowing capacity of $821.4 million with the FHLB.
Oritani Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2011, Oritani Bank exceeded all regulatory capital requirements. Oritani Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation-Federal Banking Regulation-Capital Requirements” and Note 15 of the Notes to the Consolidated Financial Statements.
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
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at June 30, 2011. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
	Less than	One to Three	Three to Five	More than
	One Year	Years	Years	Five Years	Total
Contractual Obligations	(In thousands)
Federal Home Loan Bank advances	$—	$144,934	$139,381	$225,000	$509,315

Operating leases	539	836	478	177	2,030

Total	$539	$145,770	$139,859	$225,177	$511,345

Commitments to extend credit	$100,166	$1,700	$—	$—	$101,866

Unadvanced construction loans	$12,032	$—	$—	$—	$12,032

Unused lines of credit	$39,434	$—	$—	$—	$39,434

Commitments to purchase securities	$—	$—	$—	$—	$—

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
For information regarding market risk, see Item 7- “Management’s Discussion and Analysis of Financial Conditions and Results of Operation.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are included in Part III, Item 15 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable

ITEM 9A.	CONTROLS AND PROCEDURES
(a)	Evaluation of disclosure controls and procedures.
Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.
(b)	Changes in internal controls.
The Company considers management of internal controls to be an ongoing matter. While various adjustments to internal controls have been made over the period, there were no changes made in our internal control over financial reporting during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Oritani Financial Corp.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of June 30, 2011, the Company’s internal control over financial reporting is effective based on those criteria.
Oritani Financial Corp.’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2011. This report appears on page 67.
The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The “Proposal I—Election of Directors” section of the Company’s 2011 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The “Proposal I—Election of Directors” section of the Company’s 2011 Proxy Statement is incorporated herein by reference.
The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The “Transactions with Certain Related Persons” section of the Company’s 2011 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The “Proposal II — Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2011 Proxy Statement is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following documents are filed as part of this Form 10-K.
(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets — at June 30, 2011 and 2010

(C)	Consolidated Statements of Income — Years ended June 30, 2011, 2010 and 2009

(D)	Consolidated Statements of Stockholders’ Equity — Years ended June 30, 2011, 2010 and 2009

(E)	Consolidated Statements of Cash Flows — Years ended June 30, 2011, 2010 and 2009

(F)	Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Oritani Financial Corp.
Township of Washington, New Jersey:
We have audited the accompanying consolidated balance sheets of Oritani Financial Corp. and subsidiaries (the Company) as of June 30, 2011 and 2010 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oritani Financial Corp. and subsidiaries as of June 30, 2011 and 2010 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2011 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Short Hills, New Jersey
September 12, 2011

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Oritani Financial Corp.
Township of Washington, New Jersey:
We have audited Oritani Financial Corp.’s and subsidiaries (the Company) internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Oritani Financial Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oritani Financial Corp. and subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2011, and our report dated September 12, 2011 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Short Hills, New Jersey
September 12, 2011

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Consolidated Balance Sheets
June 30, 2011 and 2010

	2011	2010
	(Dollars in thousands)
Assets
Cash and cash equivalents on hand and in banks	$6,978	$6,511
Federal funds sold and short term investments	126,265	339,828

Cash and cash equivalents (note 3)	133,243	346,339

Loans, net (notes 4 and 5)	1,672,849	1,505,880
Securities available for sale, at fair value (notes 7 and 12)	91,442	358,723
Mortgage-backed securities held to maturity, fair value of $38,522 and $68,622 (notes 6 and 12)	37,609	66,468
Mortgage-backed securities available for sale, at fair value (notes 7 and 12)	505,932	78,477
Bank Owned Life Insurance (at cash surrender value)	44,689	30,529
Federal Home Loan Bank of New York stock, at cost	26,844	25,081
Accrued interest receivable (note 8)	9,237	9,425
Investments in real estate joint ventures, net	5,309	5,562
Real estate held for investment	1,185	1,221
Real estate owned	3,967	3,031
Office properties and equipment, net (note 9)	15,012	14,832
Deferred tax assets, net (note 11)	22,607	23,154
Other assets	17,308	8,698

Total assets	$2,587,233	$2,477,420

Liabilities and Stockholders’ Equity
Liabilities:
Deposits (note 10)	$1,381,310	$1,289,746
Borrowings (note 12)	509,315	495,552
Advance payments by borrowers for taxes and insurance	12,846	11,060
Official checks outstanding	5,409	4,742
Other liabilities (note 13)	32,941	32,927

Total liabilities	1,941,821	1,834,027

Stockholders’ Equity (notes 2 and 16):
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued and 55,513,265 shares outstanding at June 30, 2011; 56,202,485 shares issued and outstanding at June 30, 2010	562	562
Additional paid-in capital	489,593	488,684
Unallocated common stock held by the employee stock ownership plan	(28,808)	(30,033)
Treasury stock, at cost; 731,800 shares at June 30, 2011	(9,300)	—
Retained income (note 11)	190,955	182,172
Accumulated other comprehensive income, net of tax	2,410	2,008

Total stockholders’ equity	645,412	643,393

Commitments and contingencies (notes 4 and 15)
Total liabilities and stockholders’ equity	$2,587,233	$2,477,420

See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Consolidated Statements of Income
Years ended June 30, 2011, 2010 and 2009

	2011	2010	2009
	(Dollars in thousands)
Interest income:
Interest on mortgage loans	$99,963	$87,373	$72,158
Interest on securities held to maturity and dividends on FHLB stock	1,399	1,343	1,069
Interest on securities available for sale	5,863	8,360	2,468
Interest on mortgage-backed securities held to maturity	1,571	3,252	5,615
Interest on mortgage-backed securities available for sale	8,299	4,840	7,046
Interest on federal funds sold and short term investments	258	171	73

Total interest income	117,353	105,339	88,429

Interest expense:
Deposits (note 10)	15,719	21,623	24,262
Borrowings (note 12)	20,611	20,763	20,238

Total interest expense	36,330	42,386	44,500

Net interest income before provision for loan losses	81,023	62,953	43,929
Provision for loan losses (note 5)	9,300	10,000	9,880

Net interest income after provision for loan losses	71,723	52,953	34,049

Other income:
Service charges	1,310	1,477	1,122
Real estate operations, net	1,199	1,267	1,294
Income from investments in real estate joint ventures	857	538	1,124
BOLI income	1,210	1,144	1,127
Net loss on sale and write down of securities	(49)	(167)	(2,045)
Gain on sale of real estate held for investment	—	1,043	—
Gain on sale of real estate owned	718	—	—
Other income	207	184	158

Total other income	5,452	5,486	2,780

Operating expenses:
Compensation, payroll taxes and fringe benefits (notes 13 and 14)	19,682	32,871	18,670
Advertising	657	665	635
Office occupancy and equipment expense (notes 9 and 15)	2,425	2,290	2,088
Data processing service fees	1,231	1,131	1,069
Federal insurance premiums	1,381	2,248	1,774
Real estate owned expense	1,996	462	—
Other expenses	4,344	3,112	3,021

Total operating expenses	31,716	42,779	27,257

Income before income tax expense	45,459	15,660	9,572
Income tax expense (note 11)	16,952	7,296	4,020

Net income	$28,507	$8,364	$5,552

Net income available to common stockholders	$28,507	$8,174	$5,459

Basic and fully diluted income per common share	$0.54	$0.15	$0.10

See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Consoldiated Statements of Stockholders’ Equity
Years ended June 30, 2011, 2010 and 2009

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

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Consoldiated Statements of Stockholders’ Equity
Years ended June 30, 2011, 2010 and 2009

						Accumu-
				Un-		lated
				allocated		other
				common		compre-	Total
		Additional		stock		hensive	stock-
	Common	paid-in	Treasury	held by	Retained	income(loss)	holders'
	Stock	capital	Stock	ESOP	income	net of tax	equity
Cash dividends declared	—	—	—	—	(2,391)	—	(2,391)
Purchase of treasury stock (137,250 shares)	—	—	(1,231)	—	—	—	(1,231)
Treasury stock allocated to restricted stock plan (159,353 shares)	—	(1,616)	1,616	—	—	—	—
Corporate Reorganization:
Oritani Financial Corp., MHC capital contribution	—	209	—	—	—	—	209
Treasury stock retired	(34)	(52,999)	53,033	—	—	—	—
Exchange of common stock	(96)	94	—	—	—	—	(2)
Proceeds from stock offering, net of offering expenses	557	401,195	—	—	—	—	401,752
Issuance of stock for restricted stock awards	5	(5)
Purchase of cmmon stock by ESOP	—	—	—	(17,134)	—	—	(17,134)
Compensation cost for stock options and restricted stock	—	11,115	—	—	—	—	11,115
ESOP shares allocated or committed to be released	—	267	—	1,010	—	—	1,277
Tax benefit from stock-based compensation	—	49	—	—	—	—	49

Balance at June 30, 2010	$562	$488,684	$—	$(30,033)	$182,172	$2,008	$643,393

Net income	—	—	—	—	28,507	—	28,507
Unrealized holding gain on securities available for sale arising during year, net of tax $114	—	—	—	—	—	(214)	(214)
Reclassification adjustment for losses included in net income, net of tax of $60	—	—	—	—	—	95	95
Change in funded status of retirement obligations, net of tax of $347	—	—	—	—	—	521	521

Total comprehensive income							28,909

Cash dividends declared	—	—	—	—	(19,724)	—	(19,724)
Purchase of treasury stock (731,800 shares)	—	—	(9,300)	—	—	—	(9,300)
Exercise of stock options	—	429	—	—	—	—	429
Compensation cost for stock options	—	23	—	—	—	—	23
ESOP shares allocated or committed to be released	—	457	—	1,225	—	—	1,682

Balance at June 30, 2011	$562	$489,593	$(9,300)	$(28,808)	$190,955	$2,410	$645,412

See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Consolidated Statements of Cash Flows
Years ended June 30, 2011, 2010 and 2009

	2011	2010	2009
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$28,507	$8,364	$5,552
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	1,705	12,392	5,011
Depreciation of premises and equipment	856	815	701
Amortization (accretion) of premiums and discounts, net	850	(155)	62
Provision for losses on loans	9,300	10,000	9,880
Writedown of real estate owned	1,703	437	—
Accretion of deferred loan fees, net	(1,076)	(913)	(797)
Decrease (increase) in deferred taxes	213	(3,337)	(4,438)
Impairment charge on securities	291	202	1,984
(Gain) loss on sale of securities	(242)	(35)	61
Gain on sale of real estate held for investment	—	(1,043)	—
Gain on sale of real estate owned	(718)	—	—
Increase in cash surrender value of bank owned life insurance	(1,210)	(1,144)	(1,127)
Decrease (increase) in accrued interest receivable	188	(1,458)	(2,321)
Decrease (increase) in other assets	1,710	(6,250)	(1,125)
Increase in other liabilities	797	9,923	3,557

Net cash provided by operating activities	42,874	27,798	17,000

Cash flows from investing activities:
Net increase in loans receivable	(178,307)	(209,367)	(243,561)
Purchase of mortgage loans	(12,548)	(34,445)	(37,068)
Proceeeds from sales of mortgage loans	—	4,000	—
Purchase of securities available for sale	(197,486)	(443,246)	(163,679)
Purchase of mortgage-backed securities held to maturity	(8,334)	—	—
Purchase of mortgage-backed securities available for sale	(542,023)	(5,106)	(11,257)
(Purchase) redemption of Federal Home Loan Bank of New York stock	(1,763)	468	(4,002)
Principal payments on mortgage-backed securities held to maturity	27,156	42,737	44,928
Principal payments on mortgage-backed securities available for sale	110,196	49,170	34,562
Proceeds from calls and maturities of securities available for sale	286,880	230,640	38,895
Proceeds from sales of mortgage-backed securities held to maturity	10,176	9,361	—
Proceeds from sales of mortgage-backed securities available for sale	6,355	6,087	—
Proceeds from sales of securities available for sale	174,694	1,000	500
Purchase of Bank Owned Life Insurance	(12,950)	—	(1,833)
Net increase in real estate held for investment	(79)	(33)	(1,445)
Proceeds from sale of real estate	4,349	1,182	—
Net decrease (increase) in real estate joint ventures	251	552	(366)
Purchase of fixed assets	(1,055)	(1,870)	(1,500)

Net cash used by investing activities	(334,488)	(348,870)	(345,826)

Cash flows from financing activities:
Net increase in deposits	91,564	162,116	428,698
Net proceeds from issuance of common stock	429	401,752	—
Purchase of common stock for ESOP	—	(17,134)	—
Dividends paid to shareholders	(19,724)	(2,830)	—
Increase in advance payments by borrowers for taxes and insurance	1,786	2,759	1,277
Proceeds from borrowed funds	438,380	43,475	341,225
Repayment of borrowed funds	(424,617)	(56,914)	(265,906)
Purchase of treasury stock	(9,300)	(1,231)	(49,989)
Tax benefit from stock-based compensation	—	49	—

Net cash provided by financing activities	78,518	532,042	455,305

Net (decrease) increase in cash and cash equivalents	(213,096)	210,970	126,479
Cash and cash equivalents at beginning of year	346,339	135,369	8,890

Cash and cash equivalents at end of year	$133,243	$346,339	$135,369

Supplemental cash flow information:
Cash paid during the year for:
Interest	$36,445	$42,633	$44,262
Income taxes	13,440	12,685	9,812
Noncash transfers
Loans receivable transferred to real estate owned	8,978	3,468	—
Loans transferred to other assets	9,484	—	—
RE Held for Investment transferred to Office, Property and Equipment	—	—	3,690
See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
(1) Summary of Significant Accounting Policies
Principles of Consolidation

The consolidated financial statements are comprised of the accounts of Oritani Financial Corp. (the Company), and its wholly owned subsidiaries, Oritani Bank (the Bank); Hampshire Financial, LLC, and Oritani, LLC, and the wholly owned subsidiaries of Oritani Bank, Oritani Finance Company, Ormon LLC (Ormon), and Oritani Investment Corp., as well as its wholly owned subsidiary, Oritani Asset Corporation (a real estate investment trust), collectively, the Company. All intercompany balances and transactions have been eliminated in consolidation.

Business

The Company provides a wide range of deposit banking services to individual and corporate customers in the New Jersey counties of Bergen, Hudson, Essex and Passaic. The Company provides loans to individual and corporate customers in New Jersey and portions of the states of New York, Connecticut, Pennsylvania, Delaware and Maryland. The Company is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The following are the significant accounting policies which were followed in preparing and presenting these consolidated financial statements.

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at June 30, 2011 and 2010, and in the Consolidated Statements of Income for the years ended June 30, 2011, 2010 and 2009. Actual results could differ significantly from those estimates.

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

A substantial portion of the Company’s loans are secured by real estate in the New Jersey, New York and Pennsylvania markets. In addition, the real estate joint ventures and real estate owned are located in that same market. Accordingly, as with most financial institutions in the market area, the ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of the carrying amount of real estate joint ventures and real estate owned are susceptible to changes in market conditions.

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

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. Loans individually classified as impaired include multifamily, commercial mortgage and construction loans. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. Residential mortgage and consumer loans are deemed smaller balance homogeneous loans which are evaluated collectively for impairment and are generally excluded from the population of impaired loans.

Consumer loans and any portion of residential real estate mortgage loans not adequately secured are generally charged off when deemed to be uncollectible unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include; a loan that is secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate. Charge-offs of commercial real estate mortgage loans are made on the basis of management’s ongoing evaluation of nonperforming loans. In the ordinary course of business, loans are pledged as collateral in conjunction with the Company’s borrowings.

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

Troubled-Debt Restructuring

Troubled debt restructured (“TDR”) loans are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the restructured debt is at a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period.

Real Estate Owned

Real Estate acquired through foreclosure or deed-in-lieu of foreclosure is recorded at estimated fair value less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions. Operating costs after acquisition are expensed.

Bank Owned Life Insurance

Bank-owned life insurance is accounted for using the cash surrender value method and is recorded at its realizable value. The change in the cash surrender value is included in other noninterest income.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
Federal Home Loan Bank of New York Stock

The Bank, as a member of the Federal Home Loan Bank of New York (“FHLB”), is required to hold _____shares of capital stock in the FHLB in an amount based on the Bank’s total investment in mortgage related assets and advances. The requirement pertaining to mortgage related assets is a range from 0.10% to 0.25% of mortgage related assets, and is currently equal to 0.20%. The requirement pertaining to advances is a range from 4.0% to 5.0% of total advances, and is currently equal to 4.5%. The stock is carried at cost. In performing our other-than-temporary impairment analysis of FHLB stock, we evaluated, among other things, (i) its earnings performance, including the significance of any decline in net assets of the FHLB as compared to the regulatory capital amount of the FHLB, (ii) the commitment by the FHLB to make required dividend payments, and (iii) the liquidity position of the FHLB. We do not consider this security to be impaired at June 30, 2011.

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

The employee stock ownership plan (“ESOP”) is accounted for in accordance with the provisions of ASC 718, “Employers’ Accounting for Employee Stock Ownership Plans.” The funds borrowed by the ESOP from the Company to purchase the Company’s common stock will be repaid from the Bank’s contributions over a period of up to 25 years. The Company’s common stock not yet allocated to participants is recorded as a reduction of stockholders’ equity at cost. Compensation expense for the ESOP is based on the market price of the Company’s stock and is recognized as shares are committed to be released to participants.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements

The Bank provides several nonqualified, defined benefit plans which provide benefits to executive officers and directors of the Company. These plans are unfunded and the costs of the plans are recognized over the period that services are provided.

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
(2) Stock Transactions
Stock Offering

Oritani Financial Corp. (“the Company”) is a Delaware corporation that was incorporated in March 2010 to be the successor to Oritani Financial Corp. (Oritani-federal), a federal corporation and the former stock holding company for Oritani Bank, upon completion of the second step transaction of Oritani Financial Corp., MHC, the former mutual holding company parent. The conversion was completed on June 24, 2010. The Company sold a total of 41,363,214 shares of common stock at $10.00 per share in the related offering. Concurrent with the completion of the offering, shares of Oritani-federal common stock owned by public stockholders were exchanged for 1.50 shares of the Company’s common stock. In lieu of fractional shares, shareholders were paid in cash. The Company also issued 481,546 shares of common stock for the accelerated vesting of restricted stock options and awards triggered by the conversion. As a result of the offering, the exchange, and the shares issued due to the accelerated vesting of stock options and awards, as of June 30, 2010, the Company had 56,202,485 shares of common stock outstanding. Net proceeds from the offering were $401.8 million. As a result of the conversion, all per share information was revised to reflect the 1.50 —to- one conversion rate at June 24, 2010.

Stock Repurchase Program

On June 27, 2011, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 5,624,506 shares, representing approximately 10% of its then outstanding shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company is conducting such repurchases in accordance with a Rule 10b5-1 trading plan. At June 30, 2011, a total of 731,800 shares were acquired under this repurchase plan at a weighted average cost of $12.71 per share. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. This program has no expiration date and has 4,893,706 shares yet to be purchased as of June 30, 2011.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
(3) Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and in banks and federal funds sold and short term investments which are generally sold for one-day periods.

(4) Loans
A comparative summary of loans at June 30, 2011 and 2010 is as follows:

	2011	2010
	(In thousands)
Residential	172,972	244,126
Multi-family	474,776	360,380
Commercial real estate	901,916	760,076
Second mortgage and equity loans	38,706	48,110
Construction and land loans	86,502	102,137
Other loans	30,571	21,753

	1,705,443	1,536,582

Less:
Deferred fees, net	6,080	4,800
Allowance for loan losses	26,514	25,902

	$1,672,849	1,505,880

Included in constructions loans at June 30, 2010 was a $16.4 loan collateralized by a condominium construction project in Bergen County, New Jersey. During the December 2010 quarter, the loan was written down to $9.5 million and transferred to loans held for sale. During the quarter ended June 30, 2011, the Company sold its loan and rights to the underlying property to a third party. Bankruptcy trustee approval was necessary to transfer title to the property to the third party. The bankruptcy trustee approved the transaction in June, 2011; however, title to the property did not transfer to the new borrower until July 14, 2011. As of June 30, 2011, the carrying amount of the previously reported loan held for sale ($9.5 million) is included in Other Assets. Because the bankruptcy trustee did not transfer title until July 14, 2011, the gain on the sale of approximately $564,000 and the removal of this item from Other Assets was not recorded until July, 2011. In conjunction with the sale, Oritani provided financing to the purchaser at market rates and market terms.

At June 30, 2011 and 2010, the Company had fixed-rate mortgage commitments of $11.0 million and $45.0 million, respectively, and variable-rate mortgage commitments of $90.9 million and $33.7 million, respectively, which are not included in the accompanying consolidated financial statements. The rate range of the fixed rate commitments at June 30, 2011 was 5.125% to 6.50%. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. There is no exposure to credit loss in the event the other party does not exercise its right to borrow under the commitment.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements

The Company grants residential real estate loans on one to four family dwellings principally throughout the state of New Jersey. Multifamily and commercial real estate loan originations extend into Eastern Pennsylvania, Southern New York, New York City and parts of Connecticut, Delaware and Maryland. Borrowers’ abilities to repay their obligations are dependent upon various factors, including the borrowers’ income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company’s lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company’s control; the Company is therefore subject to risk of loss. The Company believes that its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for losses are provided for all known and inherent risks.

Collateral and/or guarantees are generally required for all loans. In underwriting a loan secured by real property, we require an appraisal of the property by an independent licensed appraiser approved by the Company’s board of directors. The appraisal is subject to review by an independent third party hired by the Company. We review and inspect properties before disbursement of funds during the term of a construction loan. Generally, management obtains updated appraisals when a loan is deemed impaired. These appraisals may be more limited than those prepared for the underwriting of a new loan. In addition, when the Company acquires other real estate owned, it generally obtains a current appraisal to substantiate the net carrying value of the asset.

The aggregate amount of loans to our executive officers, directors and their related entities, was $39.8 million and $41.1 million at June 30, 2011 and 2010, respectively. For the twelve months ended June 30, 2011, new loans to and repayments from executive officers, directors and their related entities totaled $1.3 million and $2.5 million, respectively. For the twelve months ended June 30, 2010, new loans to and repayments from executive officers, directors and their related entities totaled $3.6 million and $591,000, respectively. These loans were performing according to their original terms at June 30, 2011.

(5) Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Loan losses are charged to the allowance for loans losses and recoveries are credited to it. Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make adjustments for loan losses in order to maintain the allowance for loan losses in accordance with U.S. generally accepted accounting principles (“GAAP”). The allowance for loan losses consists primarily of the following two components:

(1) Allowances are established for impaired loans (generally defined by the company as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement). The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the present value of expected future cash flows discounted at the original loan’s effective interest rate or the underlying collateral value (less estimated costs to sell,) if the loan is collateral dependent, and the carrying value of the loan. Impaired loans that have no impairment losses are not considered for general valuation allowances described below.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements

(2) General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired. The portfolio is grouped into similar risk characteristics, primarily loan type, collateral type, if collateral dependent, and internal credit risk rating. We apply an estimated loss rate to each loan group. The loss rates applied are based on our cumulative prior two year loss experience adjusted, as appropriate, for the environmental factors discussed below. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

The adjustments to our loss experience are based on our evaluation of several environmental factors, including:
•
changes in local, regional, national, and international economic and business conditions and developments that affect the collectibility of our portfolio, including the condition of various market segments;

•	changes in the nature and volume of our portfolio and in the terms of our loans;
•	changes in the experience, ability, and depth of lending management and other relevant staff;
•	changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;
•	changes in the quality of our loan review system;
•	changes in the value of underlying collateral for collateral-dependent loans;
•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and
•	the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio

In evaluating the estimated loss factors to be utilized for each loan group, management also reviews actual loss history over an extended period of time as reported by the Federal Deposit Insurance Corporation (“FDIC”) for institutions both nationally and in our market area for periods that are believed to have been under similar economic conditions.

We evaluate the allowance for loan losses based on the combined total of the impaired and general components. Generally when the loan portfolio increases, absent other factors, our allowance for loan loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase. Generally when the loan portfolio decreases, absent other factors, our allowance for loan loss methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements

Each quarter we evaluate the allowance for loan losses and adjust the allowance as appropriate through a provision or recovery for loan losses. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the New Jersey Department of Banking and Insurance (“NJDOBI”) and the FDIC will periodically review the allowance for loan losses. They may require us to adjust the allowance based on their analysis of information available to them at the time of their examination. Such examinations typically occur annually. Our last examination was as of March 31, 2009 by the FDIC and an FDIC safety and soundness examination is currently in process. An examination by the NJDOBI, as of March 31, 2010, was completed on September 9, 2010.

The Company also maintains an unallocated component related to the general allowance. Management does not target a specific unallocated percentage of the total general allocation, or total allowance for loan losses. The primary purpose of the unallocated component is to account for the inherent imprecision of the loss estimation process related primarily to periodic updating of appraisals on impaired loans, as well as periodic updating of commercial loan credit risk ratings by loan officers and the Company’s internal credit review process.

Activity in the allowance for loan losses is summarized as follows:

	2011	2010	2009
	(In thousands)

Balance at beginning of year	$25,902	20,680	13,532
Provisions charged to operations	9,300	10,000	9,880
Recoveries	80	3	—
Loans charged off	8,768	4,781	2,732

Balance at end of year	$26,514	25,902	26,144

The following tables provide the twelve month activity in the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	For the twelve months ended June 30, 2011
				Second
				mortgage
			Commercial	and equity	Construction
	Residential	Multifamily	Real Estate	loans	and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,390	$2,175	$15,295	$421	$4,595	$482	$1,544	$25,902
Charge-offs	—	—	(3,018)	—	(5,750)	—	—	(8,768)
Recoveries	—	—	80	—	—	—	—	80
Provisions	(116)	528	3,240	(52)	4,610	1,143	(53)	9,300

Ending balance	$1,274	$2,703	$15,597	$369	$3,455	$1,625	$1,491	$26,514

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment.

	At June 30, 2011
				Second
			Commercial	mortgage and	Construction
	Residential	Multifamily	Real Estate	equity loans	and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$193	$—	$102	$675	$—	$970
Collectively evaluated for impairment	1,274	2,703	15,404	369	3,353	950	1,491	25,544

Total	$1,274	$2,703	$15,597	$369	$3,455	$1,625	$1,491	$26,514

Loans receivables:
Individually evaluated for impairment	$—	$—	$1,948	$—	$9,231	$1,500		$12,679
Collectively evaluated for impairment	172,972	474,776	899,968	38,706	77,271	29,071		1,692,764

Total	$172,972	$474,776	$901,916	$38,706	$86,502	$30,571		$1,705,443

The Company continuously monitors the credit quality of its loan receivables. In addition to internal staff, the Company utilizes the services of a third party loan review firm to rate the credit quality of its loan receivables. They report to the Audit Committee quarterly and their scope is determined by the Audit Committee annually. The loan review firm reviews a significant portion of the existing portfolio over the course of the year, typically at least 55% of the commercial real estate, multifamily and construction loan portfolios. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified as “Satisfactory” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Pass/Watch” have generally acceptable asset quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such characteristics include strained liquidity, slow pay, stale financial statements or other circumstances requiring greater attention from bank staff. We classify an asset as “Special Mention” if the asset has a potential weakness that warrants management’s close attention. Such weaknesses, if left uncorrected may result in the deterioration of the repayment prospects of the asset. An asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Included in the Substandard caption at June 30, 2011 are all loans that were past due 90 days (or more) and all impaired loans. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Doubtful assets include those characterized by the high possibility that we will sustain a loss.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
The following table provides information about the loan credit quality at June 30, 2011:

	Credit Quality Indicator at June 30, 2011
			Special
	Satisfactory	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$166,959	$3,921	$1,087	$1,005	$—	$172,972
Multifamily	458,232	11,574	991	3,979	—	474,776
Commercial real estate	809,174	58,414	25,738	8,590	—	901,916
Second mortgage and equity loans	38,257	63	123	263	—	38,706
Construction and land loans	44,070	23,060	4,177	15,195	—	86,502
Other loans	22,194	6,624	55	1,698	—	30,571

Total	$1,538,886	$103,656	$32,171	$30,730	$—	$1,705,443

The following table summarizes the delinquency and accrual status of the loan portfolio at June 30, 2011:

	At June 30, 2011
		60-89	Greater
	30-59 Days	Days Past	Than 90	Total Past
	Past Due	Due	Days	Due	Current	Total Loans	Nonaccrual
	(In thousands)
Residential	$3,921	$1,087	$1,005	$6,013	$166,959	$172,972	$1,005
Multifamily	—	3,810	550	4,360	470,416	474,776	550
Commercial real estate	3,041	307	3,456	6,804	895,112	901,916	3,456
Second mortgage and equity loans	63	123	263	449	38,257	38,706	263
Construction and land loans	—	—	8,332	8,332	78,170	86,502	8,332
Other loans	—	—	1,697	1,697	28,874	30,571	1,697

Total	$7,025	$5,327	$15,303	$27,655	$1,677,788	$1,705,443	$15,303

Included in loans are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of nonaccrual loans at June 30, 2011, 2010 and 2009 were $15.3 million, $38.1 million and $52.5, respectively. If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by 2.4 million and $3.0 million and $3.7 million for the years ended June 30, 2011, 2010, and 2009 respectively. The Company has no loans past due 90 days or more that are still accruing interest.

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. Loans individually classified as impaired include multifamily, commercial mortgage and construction loans. Impaired loans at June 30, 2011, 2010 and 2009 were $12.7 million, $21.9 million and $50.2 million, respectively. The allocation in the allowance for loan losses for impaired loans at June 30, 2011, 2010 and 2009 were $970,000 on balances of $7.9 million, $1.4 million on balances of $17.5 million, and $3.3 million on balances of $26.2 million, respectively. The average balance of impaired loans was $13.2 million, $40.6 million and $34.8 million during the years ended June 30, 2011, 2010 and 2009, respectively. Interest income recognized on these loans for the years ended June 30, 2011, 2010 and 2009 was $321,000, $3.1 million and $696,000, respectively.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
The following table provides information about the Company’s impaired loans at June 30, 2011:

	Impaired Financing Receivables
	At June 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal		Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
Commercial real estate	$1,755	$1,948	$193	$1,965	$56
Construction and land loans	9,129	9,231	102	9,933	200
Other loans	825	1,500	675	1,344	66

Total	$11,709	$12,679	$970	$13,242	$322

Troubled debt restructured loans (“TDRS”) are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the restructured debt is at a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period. Included in impaired loans at June 30, 2011 are $9.5 million of loans which are deemed troubled debt restructurings. The Company had no troubled-debt restructurings at June 30, 2010. The Company has selectively modified certain borrower’s loans to enable the borrower to emerge from delinquency and keep their loans current. The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company.

The following table presents additional information regarding the Company’s TDRs as of June 30, 2011:

	Troubled Debt Restructurings
	Performing	Nonperforming	Total
	(in thousands)
Commercial real estate	$598	$626	$1,224
Construction and land loans	898	5,843	6,741
Other loans	—	1,500	1,500

Total	$1,496	$7,969	$9,465

Allowance	$295	$675	$970

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
(6) Securities and Mortgage-backed Securities Held to Maturity
The following is a comparative summary of securities and mortgage-backed securities held to maturity as of June 30, 2011 and 2010:

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)

2011:
Mortgage-backed securities:
FHLMC	$7,546	402	—	7,948
FNMA	22,413	530	200	22,743
GNMA	3,425	65	—	3,490
CMO	4,225	116	—	4,341

	$37,609	1,113	200	38,522

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
2010:
Mortgage-backed securities:
FHLMC	$11,449	566	—	12,015
FNMA	21,593	755	—	22,348
GNMA	2,282	34	—	2,316
CMO	31,144	799	—	31,943

	$66,468	2,154	—	68,622

The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Proceeds from the sale of mortgage-backed securities held to maturity for the twelve months ended June 30, 2011 were $10.2 million on mortgage-backed securities with an amortized cost of $10.1 million, resulting in gross gains and gross losses of $114,000 and $7,000, respectively. Proceeds for the twelve months ended June 30, 2010 were $9.4 million on mortgage-backed securities with an amortized cost of $9.5 million, resulting in gross gains and gross losses of $41,000 and $148,000, respectively. The held to maturity securities sold were mortgage backed securities with 15% or less of their original purchased balances remaining. The Company did not sell any mortgage-backed securities held to maturity during the year ended June 30, 2009. Mortgage-backed securities with fair values of $30.3 million and $67.8 million June 30, 2011 and 2010, respectively, were pledged as collateral for advances (see note 12). The Company did not record other than temporary impairment charges on mortgage-backed securities held to maturity during the years ended June 30, 2011, 2010 and 2009.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements

Gross unrealized losses on securities and mortgage-backed securities held to maturity and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 are as follows:

	At June 30, 2011
	Less than 12 months		Greater than 12 months		Total
	(In thousands)
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	fair value	losses	fair value	losses	fair value	losses
Mortgage-backed securities:
FNMA	$6,776	200	—	—	6,776	200

	$6,776	200	—	—	6,776	200

At June 30, 2011, management has evaluated the securities in the above table and has concluded that none of the securities with losses has impairments that are other-than-temporary. At June 30, 2010, there were no gross unrealized losses on mortgage-backed securities held to maturity.

(7) Securities and Mortgage-Backed Securities Available for Sale
The following is a comparative summary of securities and mortgage-backed securities available for sale as of June 30, 2011 and 2010:

	June 30, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Securities available for sale
U.S. Government and federal agency obligations
Due in one year to five years	$74,866	—	477	74,389
Due in five to ten years	13,489	6	—	13,495
Corporate bonds		—
Due in one year to five years	2,000	21	—	2,021
Equity securities	1,472	177	112	1,537

	$91,827	204	589	91,442

Mortgage-backed securities:
FHLMC	$9,448	670		10,118
FNMA	75,789	1,377	140	77,026
CMO	414,443	4,654	309	418,788

	$499,680	6,701	449	505,932

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

Expected maturities of securities available for sale other than equity securities and corporate bonds may differ from contractual maturities because borrowers generally have the right to call or prepay obligations with or without penalties. The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments.

Proceeds from the sale of U.S. Government and federal agency securities available for sale for the year ended June 30, 2011 were $169.8 million on securities with an amortized cost of $170.0 million, resulting in gross gains and gross losses of $190,000 and $432,000, respectively. The Company did not sell any U.S. Government and federal agency securities available for sale during the twelve months ended June 30, 2010.

Proceeds from the sale of mortgage-backed securities available for sale for the year ended June 30, 2011 were $6.4 million on mortgage-backed securities with an amortized cost of $6.3 million, resulting in gross gains of $111,000. Proceeds for the year ended June 30, 2010 were $6.1 million on mortgage-backed securities with an amortized cost of $6.0 million, resulting in gross gains and gross losses of $112,000 and $5,000, respectively.

The Mutual Fund caption was related to holdings of shares in an Asset Management Fund with underlying investments in adjustable rate mortgages. The Company sold its investment in this fund during the year ended June 30, 2011. There were no impairment charges on this security for the year ended June 30, 2011 and 2010. Proceeds from the sale of the mutual fund were $4.9 million and $1.0 million for year ending June 30, 2011 and 2010, respectively. The Company recognized gains from the sale of mutual funds of $266,000 and $35,000 the year ended June 30, 2011 and 2010, respectively.

The Equity securities caption relates to holdings of shares in financial institutions common stock. The Company recorded non-cash impairment charges on equity securities through earnings of $291,000 and $202,000 for the year ended June 30, 2011 and 2010, respectively. Available for sale securities with fair values of $500.6 million and $260.2 million at June 30, 2011 and June 30, 2010, respectively, were pledged as collateral for advances.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements

Gross unrealized losses on securities and mortgage-backed securities available for sale and the estimated market value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and 2010 are as follows:

	2011
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	fair value	losses	fair value	losses	fair value	losses
	(In thousands)
Securities available for sale:
U.S. Government and federal agency obligations	$74,389	477	—	—	74,389	477
Equity securities	$614	112	—	—	614	112

	$75,003	589	—	—	75,003	589

Mortgage-backed securities:
FNMA	29,076	140	—	—	29,076	140
CMO	45,855	309	—	—	45,855	309

	$74,931	449	—	—	74,931	449

	2010
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	fair value	losses	fair value	losses	fair value	losses
	(In thousands)
Securities available for sale:
Equity securities	$908	82	—	—	908	82

	$908	82	—	—	908	82

Mortgage-backed securities:
FNMA	24,020	41	—	—	24,020	41

	$24,020	41	—	—	24,020	41

At June 30, 2011, management has evaluated the securities in the above table and has concluded that none of the securities with losses has impairments that are other-than-temporary. The Equity securities caption relates to holdings of shares in financial industry common stock. Management evaluated its portfolio of equity securities and, based on its evaluation of the financial condition and near-term prospects of an issuer, management believed that it could recover its investment in the security.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
(8) Accrued Interest Receivable
A summary of accrued interest receivable at June 30, 2011 and 2010 is as follows:

	2011	2010
	(In thousands)

Mortgage Loans	$7,797	$6,834
Mortgage-backed securities	1,174	515
Securities	266	2,076

	$9,237	$9,425

(9) Office Properties and Equipment
At June 30, 2011 and 2010, office properties and equipment, less accumulated depreciation and amortization, consist of the following:

	2011	2010
	(In thousands)
Cost:
Land	$4,171	4,171
Buildings	10,073	10,074
Land and building improvements	3,719	3,510
Leasehold improvements	981	959
Furniture and equipment	5,579	5,632
Construction in progress	479	68

	25,002	24,414

Less accumulated depreciation and amortization	9,990	9,582

	$15,012	14,832

Depreciation and amortization expense for the years ended June 30, 2011, 2010 and 2009 amounted to $856,000, $815,000 and $701,000, respectively.

At June 30, 2011, the Company and the Bank conducted business from its corporate headquarters in Washington Township, New Jersey, and 23 full service branch offices located in Bergen, Hudson, Essex and Passaic counties, New Jersey.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
(10) Deposits

Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. The Bank accepts brokered deposits on a limited basis, when it is deemed cost effective. At June 30, 2011 we had brokered time deposits totaling $22.9 million with weighted average interest rates of 2.46% and weighted average maturity of 4.8 years. There were no brokered time deposits at June 30, 2010. Deposit accounts at the Bank are insured by the FDIC up to a maximum of $250,000. Deposit balances at June 30, 2011 and 2010 are summarized as follows:

	2011		2010
		Weighted		Weighted
		average		average
	Amount	cost	Amount	cost
	(Dollars in thousands)
Checking accounts	$162,147	0.42%	$131,029	0.71%
Money market deposit accounts	390,684	1.01	297,540	1.07
Savings accounts	152,906	0.55	146,675	0.68
Time deposits	675,573	1.48	714,502	1.76

	$1,381,310	1.12%	$1,289,746	2.32%

Interest expense on deposits for the years ended June 30, 2011, 2010 and 2009 is summarized as follows:

	2011	2010	2009
	(In thousands)

Checking accounts	$855	825	628
Money market deposit accounts	3,177	3,784	2,626
Savings accounts	941	1,279	1,979
Time deposits	10,746	15,735	19,029

	$15,719	21,623	24,262

Time deposits at June 30, 2011 mature as follows (in thousands):

Year ending June 30:
2012	519,328
2013	102,643
2014	18,254
2015	14,408
2016	20,940

$675,573

Included in time deposits at June 30, 2011 and 2010 is $276.8 million and $271.5 million, respectively, of deposits of $100,000 and over.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
(11) Income Taxes
Income tax expense(benefit) for the years ended June 30, 2011, 2010 and 2009 consists of the following:

	2011	2010	2009
	(In thousands)

Current:
Federal	$14,790	8,976	7,749
State	1,949	1,657	758

Total current	16,739	10,633	8,507

Deferred:
Federal	345	(2,876)	(4,749)
State	(132)	(461)	262

Total deferred	213	(3,337)	(4,487)

Total income tax expense	$16,952	7,296	4,020

A reconciliation between the provision for income taxes and the expected amount (computed by multiplying income before provision for income taxes times the applicable statutory federal income tax rate) for the years ended June 30, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
	(In thousands)

Income before provision for income taxes	$45,459	15,660	9,572

Applicable statutory federal income tax rate	35%	35%	35%

Computed “expected” federal income tax expense	15,911	5,481	3,350
Increase in federal income tax expense resulting from:
State income taxes, net of federal benefit	1,181	777	663
Bank owned life insurance	(424)	(400)	(395)
ESOP fair market value adjustment	160	93	144
Non-deductible compensation	92	1,225	209
Other items, net	32	120	49

Total income tax expense	$16,952	7,296	4,020

The effective tax rates for the years ended June 30, 2011, 2010 and 2009 were 37.29%, 46.59% and 42.00%, respectively. The increase in the effective tax rate for the year ended June 30, 2010 was primarily due to limitations on the deductibility of compensation expense.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2011 and 2010 are as follows:

	2011	2010
	(In thousands)
Deferred tax assets:
Allowance for loan and real estate owned losses	$10,426	10,281
Reserve for uncollected interest	124	367
Premises and equipment	299	242
Postretirement benefits	7,312	6,348
Accrued/deferred compensation	3,327	2,714
ESOP shares allocated or committed to be released	553	595
Stock compensation	2,128	2,128
Other than temporary loss on securities	508	1,196
Charitable contribution carry forward	620	2,287
Other	554	361

Total gross deferred tax assets	25,851	26,519
Less valuation reserve	689	672

Total deferred tax asset	25,162	25,847

Deferred tax liabilities:
Unrealized gain on securities available for sale	2,414	2,468
Deferred loan fees	141	225

Total deferred tax liabilities	2,555	2,693

Net deferred tax asset	$22,607	23,154

Sources of deferred taxes for the years ended June 30, 2011 and 2010 were due primarily to the difference in recognizing income and expenses for book purposes and tax purposes for various deferred loan fees, uncollected interest on loans, accrued benefit costs, book and tax depreciation, nonallowable reserves and charitable contribution carryforwards.

At June 30, 2008, the Company had state net operating loss carryforwards of approximately $17.5 million having expiration dates ranging from December 2010 through 2013. During the fiscal year ended June 30, 2009, the deferred tax asset was realized.

At June 30, 2011 and 2010 the valuation allowance was $689,000 and $672,000, respectively. The valuation allowance relates to the stock contribution to the charitable foundation and impairment charges on equity securities for which tax benefits are not more likely than not to be realized.

At June 30, 2011, retained earnings includes approximately $15.1 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Under ASC 740, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At June 30, 2011, the Company had an unrecognized tax liability of $5.6 million with respect to this reserve.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense. The Company did not have any uncertain tax positions for the years ended June 30, 2011 and 2010.

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

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
(12) Borrowings

As of June 30, 2011, we had total borrowings in the amount of $509.3 million with an estimated weighted average maturity of 4.5 years and a weighted average rate of 3.8%. As of June 30, 2010, we had total borrowings in the amount of $495.6 million with an estimated weighted average maturity of 5.2 years and a weighted average rate of 4.0%. Borrowings consist of advances from the FHLB of New York. The majority of the borrowings have various put options held by the issuer, FHLB. These put options can be exercised by the FHLB after either a certain passage of time or certain levels of the 3 month Libor interest rate. The following table presents borrowings by stated maturity and by maturity or put date, if applicable:

	Stated	Maturity or
	Maturity	Put
	(In thousands)
Year ending June 30:
2012	—	270,000
2013	40,000	40,000
2014	104,934	94,934
2015	93,251	38,251
2016	46,130	16,130
2017	70,000	—
2018	120,000	40,000
2019	35,000	10,000
2020	—	—

	$509,315	$509,315

At June 30, 2011, borrowings are secured by mortgage-backed securities and investment securities with a book value of $524.3 million and performing mortgage loans with an outstanding balance of $1.3 billion. The fair value of mortgage-backed securities and investment securities pledged as collateral for borrowings were $530.9 million and $328.0 million at June 30, 2011 and 2010, respectively. At June 30, 2011, the Company had additional borrowing capacity of $821.4 million with the FHLB.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
(13) Employee Benefit Plans

The Company is a participant in the Financial Institutions Retirement Fund, a multi-employer defined benefit plan. The Plan was frozen as of December 31, 2008. Full time employees whom attained age 21 and completed one year of service were eligible to participate in this plan. Retirement benefits are based upon a formula utilizing years of service and average compensation, as defined. Participants are vested 100% upon the completion of five years of service. Pension administrative expenses of $86,331, $72,000 and $31,000 were incurred for the years ended June 30, 2011, 2010 and 2009, respectively. Company contributions for the year ended June 30, 2011 and June 30, 2010 were $250,000 and $6,000 respectively. There were no net contributions made for the years ended June 30, 2009.

The Financial Institutions Retirement Fund does not segregate its assets, liabilities or costs by participating employer. Therefore, disclosure of the accumulated benefit obligations, plan assets and the components of annual pension expense attributable to the Company cannot be ascertained.

The Company has a savings incentive plan covering substantially all employees of the Company. Contributions are currently made by the Company in an amount equal to 50% of the first 6% of employee contributions. The contribution percentage is determined annually by the Board of Directors. Company contributions for the years ended June 30, 2011, 2010 and 2009 were $137,000, $121,000 and $133,000, respectively.

The Company has a nonqualified savings incentive plan covering certain eligible employees whose salary deferrals to the savings incentive plan are limited. Contributions to the nonqualified savings incentive plan are currently made by the Company in an amount equal to 50% of the first 6% of employee contributions to this plan with interest calculated at the greater of 9.00% or the Wall Street prime rate of interest. For the years ended June 30, 2011, 2010 and 2009, interest was calculated at 9.00%. Interest expenses for the years ended June 30, 2011, 2010 and 2009 were $257,000, $197,000, and $147,000, respectively. The contribution percentage is determined annually by the Board of Directors. The deferrals and contributions are payable, with interest, at a future date. Until these payments are made, the obligations to the employees are a general liability of the Company. Company contributions for the years ended June 30, 2011, 2010 and 2009 were $103,000, $98,000 and $62,000, respectively. The total obligation under the nonqualified savings incentive plan that existed as of June 30, 2011 and 2010 was $3.3 million and $2.5 million, respectively.

The Company has a nonqualified Benefit Equalization Plan (BEP Plan) which provides benefits to employees who are disallowed certain benefits under the Company’s qualified benefit plans. The Company recorded expenses associated with the BEP Plan of $107,000, $89,000 and $201,000 for the years ended June 30, 2011, 2010 and 2009 respectively. The Plan was frozen as of December 31, 2008 resulting in a curtailment of benefits of $454,000.

The Company has a nonqualified Directors’ Retirement Plan (the Retirement Plan). The Retirement Plan provides eligible directors an annual retirement benefit based on the monthly meeting fee at the time of the director’s retirement. The Company recorded expenses of $613,000, $548,000 and $445,000 for the years ended June 30, 2011, 2010 and 2009, respectively, related to the Retirement Plan.

During 1999, the Company adopted a Post Retirement Medical Plan (the Medical Plan) for directors and certain eligible employees. The Medical Plan provides a medical retirement benefit at a cost to the Company limited to two times the premium at the time of the participant’s retirement. Participants are required to contribute to the plan for excess premiums above the limitation. The Company recorded expenses of $343,000, $288,000 and $247,000 for the years ended June 30, 2011, 2010 and 2009, respectively, related to the Medical Plan.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements

During 2000, the Company adopted a Deferred Director’s Fee Plan (the Deferred Fee Plan) for outside directors of the Company. Under the Deferred Fee Plan, directors may elect to defer the receipt of their monthly and board committee fees. The fees are payable, with interest, at a predetermined future date. Interest is calculated at the greater of 9.00% or the Wall Street prime rate of interest. For the years ended June 30, 2011, 2010 and 2009, interest was calculated at 9.00%. Interest expenses for the years ended June 30, 2011, 2010 and 2009 were $330,000, $276,000, and $220,000, respectively. Until these payments are made, the obligations to the directors are a general liability of the Company. The total obligation under the Deferred Fee Plan that existed as of June 30, 2011 and 2010 was $4.0 million and $3.4 million, respectively.

During 2005, the Company adopted an Executive Supplemental Retirement Income Agreement (the SERP) for the President/CEO of the Company. The SERP provides a retirement benefit to the executive with a minimum payment period of 20 years. The SERP benefit is equal to 70% of the executive’s average annual pre-retirement income, reduced by the benefits due to the executive through certain other benefit plans. The Company recorded expenses of $1.3 million, $1.2 million and $806,000 for the years ended June 30, 2011, 2010 and 2009, respectively, related to the SERP. The SERP is unfunded, and an accrued liability of $5.4 million and $4.1 million was recorded for this plan as of June 30, 2011 and 2010, respectively.

The following table sets forth information regarding the BEP Plan and the Retirement Plan, and the Medical Plan at June 30, 2011 and 2010 (in thousands). As detailed above, similar disclosures for the multi-employer defined benefit plan cannot be ascertained.

	BEP Plan and Retirement Plan		Medical Plan
	2011	2010	2011	2010
Change in benefit obligation:
Projected benefit obligation at beginning of the year	$5,661	$4,769	$3,708	$3,432
Service cost	235	208	93	73
Interest cost	292	296	193	191
Actuarial (gain) loss	(194)	4	(174)	(351)
Benefits paid	(52)	(52)	(48)	(55)
Discount rate change	(132)	436	(98)	418

Projected benefit obligation at end of the year	$5,810	$5,661	$3,674	$3,708

Reconciliation of plan assets
Fair value of plan assets at beginning of the year	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—
Employer contributions	52	52	48	55
Benefits paid	(52)	(52)	(48)	(55)

Fair value of plan assets at end of the year	$—	$—	$—	$—

Funded status at end of year	$(5,810)	$(5,661)	$(3,674)	$(3,708)

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements

The unfunded BEP and retirement benefits of $5.8 million and $5.7 million and medical benefits of $3.7 million and $3.7 million at June 30, 2011 and 2010 respectively, are included in other liabilities in our consolidated balance sheet. The components of accumulated other comprehensive income related to pension and other postretirement benefits, on a pre-tax basis, at June 30, 2011 and 2010 are summarized in the following table (in thousands).

	BEP Plan and Retirement Plan		Medical Plan
	2011	2010	2011	2010

Prior service cost	$239	$298	$—	$—
Net actuarial loss	823	1,283	677	1,026

Total amounts recognized in accumulated other comprehensive income(loss)	$1,062	$1,581	$677	$1,026

Net periodic benefit costs for the years ended June 30, 2011, 2010 and 2009, as well as costs that are expected to be amortized into expense in fiscal 2012, are presented in the following table (in thousands):

	BEP Plan and Retirement Plan			Medical Plan
	2011	2010	2009	2011	2010	2009
Service cost	$235	$208	$231	$72	$73	$64
Interest cost	292	296	284	193	191	199
Amortization of unrecognized:
Prior service cost	60	60	60	—	—	—
Net loss	134	73	70	78	49	67

Total	$721	$637	$645	$343	$313	$330

Amounts expected to be amortized into net periodic benefit costin fiscal 2011:
Prior service cost	$60			$—
Net loss	48			57

	$108			$57

The weighted average actuarial assumptions used in the plan determinations at June 30, 2011, 2010 and 2009 were as follows:

	BEP Plan			Retirement Plan			Medical Plan
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount Rate	4.95%	5.00%	6.25%	5.47%	5.25%	6.25%	5.66%	5.50%	6.25%
Rate of compensation increase	—	—	—	5.50%	5.50%	5.50%	—	—	—
Medical benefits cost rate of increase	—	—	—	—	—	—	9.00%	9.00%	9.00%

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
Estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

	BEP Plan and	Medical
	Retirement Plan	Plan
2012	$183	$75
2013	183	114
2014	184	123
2015	221	137
2016	221	159
2017–2026	1,581	1,091

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have the following effects on post-retirement benefits (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$63	$(48)
Effect on post retirement benefits obligation	$701	$(550)

The Company invests in bank owned life insurance (“BOLI”) to help offset the cost of employee benefits. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees with the Company as owner and beneficiary of the policies. BOLI is recorded at its cash surrender value and is classified as a non-interest earning asset. Increases in the carrying value, other than purchases, are recorded as non-interest income. At June 30, 2011 and 2010, the Company had $44.7 million and $30.5 million, respectively, in BOLI. Income earned on BOLI was $1.2 million for the year ended June 30, 2011 and $1.1 million for each of the years ended 2010 and 2009, respectively and is exempt from federal and state income taxes as long as the policies are held until the death of the insured individuals.

The Company has a nonqualified Executive Group Term Life Plan (“Split-Dollar”) which provides life insurance benefits to certain eligible employees that extends to postretirement periods. Participants in the plan are entitled to up to two times their base annual salary, as defined by the plan. The Company adopted ASC 715-60, “Compensation: Defined Benefit Plans-Other Postretirement”, effective July 1, 2008. ASC 715-60 requires that, for split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits. Upon adoption, the Company recorded a charge to retained earnings of $76,000. The Company recorded expenses of $34,000, $135,000 and $99,000 for the years ended June 30, 2011, 2010 and 2009, respectively, related to the Split-Dollar Plan. The accrued liability recorded for this plan as of June 30, 2011 and 2010 was of $344,000 and $310,000, respectively

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
(14) Stock Based Compensation
Employee Stock Ownership Plan

During 2006, the Company adopted an Employee Stock Ownership Plan (the ESOP). The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 2,384,466 shares of the Company’s common stock in the Company’s initial public offering at a price of $6.67 per share. The ESOP purchased additional shares, in the open market, of 1,654,529 in conjunction with the Company’s second step transaction at an average price of $10.36 during June 2010. These purchases were funded with a loan from the Company to the ESOP. The outstanding loan balance at June 30, 2011 and 2010 was $30.4 million and $31.8 million, respectively. The shares of Company’s common stock purchased are pledged as collateral for the loan. Shares are released from the pledge for allocation to participants as loan payments are made. At June 30, 2011, shares allocated to participants were 504,922 since the plan inception and shares committed to be released were 147,253. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that were unallocated or not yet committed to be released totaled 3,389,820 at June 30, 2011 and had a fair value of $43.4 million. ESOP compensation expense for the years ended June 30, 2011, 2010 and 2009 was $1.7 million $1.3 million and $1.2 million, respectively, representing the fair market value of shares allocated or committed to be released during the year.

The Company also has established an ESOP restoration plan, which is a non-qualified plan that provides supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental benefits consist of payments representing shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans. Compensation expense related to this plan amounts to $901,000, $1.1 million and $111,000, for the years ended June 30, 2011, 2010 and 2009, respectively. The total obligation under the restoration plan that existed as of June 30, 2011 and 2010 was $2.3 million and $1.4 million, respectively. The obligations to the executives are a general liability of the Company.

Equity Incentive Plan

At the Special Meeting of Stockholders of the Company held on July 26, 2011, the stockholders of the Company approved the Oritani Financial Corp. 2011 Equity Incentive Plan. On August 18, 2011, certain officers and employees of the Company were granted in aggregate 3,033,750 stock options and 1,227,100 shares of restricted stock, and non-employee directors received in aggregate 932,500 stock options and 373,000 shares of restricted stock. We recognize stock based compensation expense based on the grant-date fair value of those awards and options over the requisite service period in accordance with ASC 718.

ASC 718- requires the Company to report as a financing cash flow the benefits of realized tax deductions in excess of the deferred tax benefits previously recognized for compensation expense. Excess tax benefits recognized in 2010 totaled $49,000. There were no such excess tax benefits in fiscal 2011 and 2009. The Company classified share-based compensation for employees and outside directors within “compensation and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid.

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

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
The fair value of the options was estimated on the date of the grant using Black-Scholes options-pricing model with the following assumptions:

	Nov. 2010	May 2010	May 2008
Expected dividend yield	4.33%	3.93%	3.55%
Expected volatility	38.22%	37.79%	28.22%
Risk-free interest rate	1.91%	2.53%	3.37%
Expected option life	6.5	6.5	6.5

The Company recorded $23,000, $4.9 million and $1.3 million of share based compensation expense related to the options granted for the years ended June 30, 2011, 2010 and 2009, respectively. Expected future expense related to the non-vested options outstanding at June 30, 2011 is $124,000 over a weighted average period of 4.7 years.

The following is a summary of the Company’s stock option activity and related information for its options plan for the year ended June 30, 2011:

				Weighted
		Weighted	Weighted	Average
	Number of	Average	Average	Remaining
	Stock	Grant Date	Exercise	Contractual
	Options	Fair Value	Price	Life
Outstanding at June 30, 2010	2,792,588	$2.30	$10.43	7.9
Granted	20,000	2.73	11.11	10.0
Exercised	(55,354)	2.29	10.43	7.1
Forfeited/Expired	(9,935)	2.29	10.43	6.8

Outstanding at June 30, 2011	2,747,299	$2.30	$10.43	6.9

Exercisable at June 30, 2011	2,703,300

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

The Company recorded $9.5 million and $2.6 million of share-based compensation expense related to restricted shares for the years ended June 30, 2010 and 2009, respectively. The Company did not have share-based compensation expense related to restricted shares for the year ended June 30, 2011.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
(15) Commitments and Contingencies

In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. Certain facilities are occupied under long-term operating leases which expire on various dates. Certain leases also provide for renewal options. Total rent expense was $496,000, $435,000 and $388,000 for the years ended June 30, 2011, 2010 and 2009, respectively. Aggregate minimum lease payments for the remainder of the leases are as follows (in thousands):

Year ending June 30:
2012	$539
2013	469
2014	367
2015	271
2016	207
Thereafter	177

$2,030

The Company had outstanding commitments to purchase when issued securities of $10.0 million at June 30, 2010. There were no outstanding commitments to purchase when issued securities at June 30, 2011.

In the normal course of business, the Company may be a party to various outstanding legal proceedings and claims. In the opinion of management, the financial position of the Company will not be materially affected by the outcome of such legal proceedings and claims.

(16) Regulatory Capital Requirements

Deposits at the Bank are insured up to standard limits of coverage provided by the Deposit Insurance Fund (DIF) of the FDIC. The Bank is a New Jersey state chartered savings bank and is subject to comprehensive regulation, supervision and periodic examinations by the FDIC and by the NJDOBI. The Company is regulated by the FRB.

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at June 30, 2011, the Bank and the Company are required to maintain (a) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (b) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

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

Management believes that, as of June 30, 2011, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements

The following is a summary of the Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2011 and 2010, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

			FDIC — for		FDIC — to be well capitalized
			capital adequacy		under prompt
	Actual		purposes		corrective action
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Company:
As of June 30, 2011:
Total capital (to risk-weighted assets)	$666,533	35.46%	$150,361	8.00%	187,952	10.00%
Tier 1 capital (to risk-weighted assets)	643,002	34.21	75,181	4.00	112,771	6.00
Tier 1 capital (to average assets)	643,002	25.09	102,496	4.00	128,120	5.00

As of June 30, 2010:
Total capital (to risk-weighted assets)	$662,334	39.64%	$133,678	8.00%	167,097	10.00%
Tier 1 capital (to risk-weighted assets)	641,385	38.38	66,839	4.00	100,258	6.00
Tier 1 capital (to average assets)	641,385	31.58	81,244	4.00	101,555	5.00

			FDIC — for		FDIC — to be well capitalized
			capital adequacy		under prompt
	Actual		purposes		corrective action
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Bank:
As of June 30, 2011:
Total capital (to risk-weighted assets)	$438,588	23.81%	$147,385	8.00%	184,232	10.00%
Tier 1 capital (to risk-weighted assets)	415,516	22.55	73,693	4.00	110,539	6.00
Tier 1 capital (to average assets)	415,516	16.41	101,263	4.00	126,579	5.00

As of June 30, 2010:
Total capital (to risk-weighted assets)	$408,206	24.79%	$131,720	8.00%	164,650	10.00%
Tier 1 capital (to risk-weighted assets)	387,439	23.53	65,860	4.00	98,790	6.00
Tier 1 capital (to average assets)	387,439	18.32	84,604	4.00	105,756	5.00

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

Securities and Mortgage-Backed Securities Available for Sale: The estimated fair values for securities and mortgage-backed securities available for sale are obtained from an independent nationally recognized third-party pricing service for identical assets or significantly similar securities. The estimated fair values are derived from quoted market prices or using matrix pricing. The significant inputs utilized are primarily based on market data obtained from sources independent of the Company (observable inputs,) and are therefore classified as Level 2 within the fair value hierarchy. The estimated fair value of equity securities classified as Level 1, are derived from quoted market prices in active markets.

Also, the Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets.

Impaired Loans: Impaired loans are valued utilizing independent appraisals that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience. The appraisals are adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date and are considered level 3 inputs.

Real Estate Owned: Assets acquired through foreclosure or deed in lieu of foreclosure is recorded at estimated fair value less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered level 3 inputs. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements

The following table sets forth the Company’s financial assets that were accounted for at fair values as of June 30, 2011 and 2010, by level within the fair value hierarchy. As required by ASC 820, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurements:

	Fair Value Measurements at Reporting Date using:
		Quoted Prices
		in Active	Significant
		Markets for	Other
		Identical	Observable	Unobservable
	Fair Value as of	Assets	Inputs	Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Assets:
Securities available for sale
U.S. Government and federal agency obligations	$87,884	$—	$87,884	$—
Corporate bonds	2,021	—	2,021	—
Mutual Funds	—	—	—	—
Equity Securities	1,537	1,537	—	—

Total securities available for sale	91,442	1,537	89,905	—

Mortgage-backed securities available for sale
FHLMC	10,118	—	10,118	—
FNMA	77,026	—	77,026	—
CMO	418,788	—	418,788	—

Total mortgage-backed securities available for sale	505,932	—	505,932	—

Total measured on a recurring basis	$597,374	$1,537	$595,837	$—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Commercial real estate	$1,129	$—	$—	$1,129
Construction and loan loans	10,687	—	—	10,687
Other loans	825	—	—	825

Total impaired loans	12,641	—	—	12,641

Real estate owned
Residential	1,926	—	—	1,926
Commercial real estate	1,441	—	—	1,441
Construction and loand loans	600	—	—	600

Total real estate owned	3,967	—	—	3,967

Total measured on a non-recurring basis	$16,608	$—	$—	$16,608

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements

	Fair Value Measurements at Reporting Date using:
		Quoted Prices
		in Active	Significant
		Markets for	Other
		Identical	Observable	Unobservable
	Fair Value as of	Assets	Inputs	Inputs
	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Assets:
Securities available for sale
U.S. Government and federal agency obligations	$349,959	$67,050	$282,909	$—
Corporate bonds	2,072	—	2,072	—
Mutual Funds	4,937	4,937	—	—
Equity Securities	1,755	1,755	—	—

Total securities available for sale	358,723	73,742	284,981	—

Mortgage-backed securities available for sale
FHLMC	19,061	—	19,061	—
FNMA	24,020	—	24,020	—
CMO	35,396	—	35,396	—

Total mortgage-backed securities available for sale	78,477	—	78,477	—

Total measured on a recurring basis	$437,200	$73,742	$363,458	$—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Multifamily	$5,454	$—	$—	$5,454
Commercial real estate	14,973	—	—	14,973

Total impaired loans	20,427	—	—	20,427

Real estate owned
Commercial real estate	2,656	—	—	2,656
Construction and loan loans	375	—	—	375

Total real estate owned	3,031	—	—	3,031

Total measured on a non-recurring basis	$23,458	$—	$—	$23,458

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

Deposit Liabilities

The fair value of deposits with no stated maturity, such as checking accounts, savings, and money market accounts, is equal to the amount payable on demand as of June 30, 2011 and 2010. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

	2011		2010
	Carrying	Fair	Carrying	Fair
	value	value	value	value

Financial assets:
Cash and cash equivalents	$133,243	133,243	346,339	346,339
Securities available for sale	91,442	91,442	358,723	358,723
Mortgage-backed securities held to maturity	37,609	38,522	66,468	68,622
Mortgage-backed securities available for sale	505,932	505,932	78,477	78,477
Federal Home Loan Bank of New York stock	26,844	26,844	25,081	25,081
Loans	1,672,849	1,709,785	1,505,880	1,604,852
Financial liabilities — deposits	1,381,310	1,375,633	1,289,746	1,293,912
Financial liabilities — borrowings	509,315	529,803	495,552	549,967
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

Balance Sheets

	June 30,
	2011	2010
	(In thousands)
Assets:
Cash	$75	16
Fed Funds	161,438	186,237
Mortgage Loans, net	31,056	31,609
ESOP loan	30,374	31,810
Securities available for sale, at market value	1,537	1,755
Accrued Interest Receivable	1,065	187
Investment in Subsidiaries	419,853	391,597
Other assets	65	260

Total Assets	$645,463	643,471

Liabilities and Equity
Total Liabilities	$51	78
Total Equity	645,412	643,393

Total Liabilities and Equity	$645,463	643,471

	Year Ended June 30,
	2011	2010	2009
	(In thousands)
Interest on mortgage loans	$1,965	$1,634	$1,372
Interest on ESOP loan	1,866	244	809
Interest income on fed funds	453	39	256
Impairment chnarge on securities	(291)	(202)	(398)
Other income	62	65	81
Equity in undistributed earnings of subsidiary	26,558	7,502	4,758

Total income	30,613	9,282	6,878

Other expenses	578	429	466

Income before income tax expense	30,035	8,853	6,412
Income tax expense	1,528	489	860

Net income	$28,507	$8,364	$5,552

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
Statements of Cash Flows

	Year Ended June 30,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$28,507	8,364	5,552
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charge on securities	291	202	398
Dividends/distributions from subsidiaries	364	9,995	10,241
Equity in undistributed earnings of subsidiary	(26,558)	(7,502)	(4,758)
(Increase) decrease in accrued interest receivable	(878)	(50)	262
Increase in other assets	167	(101)	(113)
Increase in other liabilities	(27)	22	436

Net cash provided by operating activities	1,866	10,930	12,018

Cash flows from investing activities
Additional investments in subsidiaries	—	(201,204)	(4,759)
Loan to ESOP	—	(17,134)	—
Principal collected on ESOP loan	1,436	630	401
(Increase) decrease in mortgage loans, net	553	(7,311)	(5,639)

Net cash provided by (used in) investing activities	1,989	(225,019)	(9,997)

Cash flows from financing activities
Dividends paid to shareholders	(19,724)	(2,830)	—
Purchase of treasury stock	(9,300)	(1,231)	(49,989)
Stock issued upon exercise of stock options	429	—	—
Treasury stock issued	—	—	2,497
Capital contribution	—	209	—
Proceeds from stock offering, net	—	401,752	—

Cash (used in) provided by financing activities	(28,595)	397,900	(47,492)

Net change in cash in bank	(24,740)	183,811	(45,471)

Cash at beginning of period	186,253	2,442	47,913

Cash at end of period	$161,513	186,253	2,442

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
(20) Selected Quarterly Financial Data (Unaudited)
The following tables are a summary of certain quarterly financial data for the fiscal years ended June 30, 2011 and 2010.

	Fiscal 2011 Quarter Ended
	September 30	December 31	March 31	June 30
	(Dollars in thousands)
Selected Operating Data:
Interest income	$28,756	29,337	29,592	29,668
Interest expense	9,453	9,050	9,002	8,825

Net interest income	19,303	20,287	20,590	20,843

Provision for loan losses	2,000	2,500	2,300	2,500

Net interest income after provision for loan losses	17,303	17,787	18,290	18,343

Other income	1,730	1,186	1,075	1,461
Other expense	7,728	7,761	8,282	7,945

Income before income tax expense	11,305	11,212	11,083	11,859
Income tax expense	4,155	4,116	4,078	4,603

Net income	$7,150	7,096	7,005	7,256

Earnings per common share-basic and diluted	$0.14	0.13	0.13	0.14

	Fiscal 2010 Quarter Ended
	September 30	December 31	March 31	June 30
	(Dollars in thousands)
Selected Operating Data:
Interest income	$25,779	25,467	27,020	27,073
Interest expense	11,560	11,057	10,138	9,631

Net interest income	14,219	14,410	16,882	17,442

Provision for loan losses	2,550	2,500	2,500	2,450

Net interest income after provision for loan losses	11,669	11,910	14,382	14,992

Other income	2,546	1,067	1,243	630
Other expense	6,828	8,166	7,424	20,361

Income before income tax expense	7,387	4,811	8,201	(4,739)
Income tax expense	2,904	1,882	3,189	(679)

Net income	$4,483	2,929	5,012	(4,060)

Earnings per common share-basic and diluted	$0.08	$0.05	$0.09	$(0.08)

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey
Notes to Consolidated Financial Statements
(21) Earnings Per Share
The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Years Ended June 30,
	2011	2010	2009
	(in thousands, except earnings per share data)
Net income	$28,507	S 8,364	S 5,552
Undistributed earnings allocated to unvested restricted awards	—	(190)	(93)

Net income available to common shareholders	$28,507	$8,174	$5,459

Weighted average common shares outstanding — basic	52,661	53,559	55,107
Effect of dilutive non-vested shares and stock options outstanding	229	—	—

Weighted average common shares outstanding — diluted	52,890	53,559	55,107

Earnings per share-basic and diluted	$0.54	$0.15	$0.10
(22) Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” Under the new guidance, the components of net income and the components of other comprehensive income can be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. Adoption of this guidance is expected to result in presentation changes to the Company’s statements of income and the addition of a statement of comprehensive income. The adoption will have no affect on the Company’s balance sheets.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. This guidance is the result of work by the FASB and the International Accountings Standards Board (“IASB”) to develop common requirements for measuring fair value and fair value disclosures in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this update should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. We do not expect the adoption of this Accounting Standard Update to have a material effect on the Company’s consolidated financial statements.

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

23)	Subsequent Events —

On August 5, 2011, Standard and Poor’s lowered the United States of America’s long-term sovereign credit rating from “AAA” to “AA+.” This downgrade could affect the stability and value of residential mortgage-backed securities issued or guaranteed by government sponsored enterprises (GSEs), though no negative impact has been noted through the date of this report. These factors could affect the liquidity or valuation of our current portfolio of residential mortgage-backed securities issued or guaranteed by GSEs, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until the current United States political, credit and financial market conditions have been sufficiently resolved, it may increase our future borrowing costs.

(a)(2) Financial Statement Schedules
None.

(a)(3) Exhibits

3.1	Certificate of Incorporation of Oritani Financial Corp.*
3.2	Bylaws of Oritani Financial Corp.*
4	Form of Common Stock Certificate of Oritani Financial Corp.*
10.1	Employment Agreement between Oritani Financial Corp. and Kevin J. Lynch**, *****
10.2	Form of Employment Agreement between Oritani Financial Corp. and executive officers**, *****
10.3	Oritani Bank Director Retirement Plan**, *****
10.4	Oritani Bank Benefit Equalization Plan**, *****
10.5	Oritani Bank Executive Supplemental Retirement Income Agreement**, *****
10.6	Form of Employee Stock Ownership Plan**, *****
10.7	Director Deferred Fee Plan**, *****
10.8	Oritani Financial Corp. 2007 Equity Incentive Plan*, *****
10.9	Oritani Financial Corp. 2011 Equity Incentive Plan***, *****
14	Code of Ethics****
21	Subsidiaries of Registrant**
23	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to the Registration Statement on Form S-1 of Oritani Financial Corp. (file no. 333-165226), originally filed with the Securities and Exchange Commission on March 5, 2010.

**
Incorporated by reference to the Registration Statement on Form S-1 of Oritani Financial Corp. (file no. 333-137309), originally filed with the Securities and Exchange Commission on September 14, 2006.

***	Incorporated by reference to the Company’s Proxy Statement for the 2011 Special Meeting of Stockholders filed with the Securities and Exchange Commission on June 27, 2011 (file No. 001-34786).

****	Available on our website www.oritani.com

*****	Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORITANI FINANCIAL CORP.

Date: September 12, 2011	By:	/s/ Kevin J. Lynch Kevin J. Lynch
Chief Executive Officer and President
(Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin J. Lynch Kevin J. Lynch	Director, Chief Executive Officer and President (Principal Executive Officer)	September 12, 2011

/s/ John M. Fields, Jr. John M. Fields, Jr.	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	September 12, 2011

/s/ Michael A. DeBernardi Michael A. DeBernardi	Director, Executive Vice President and Chief Operating Officer	September 12, 2011

/s/ Ann Marie Jetton Ann Marie Jetton	Vice President and Principal Accounting Officer	September 12, 2011

/s/ Nicholas Antonaccio Nicholas Antonaccio	Director	September 12, 2011

/s/ James J. Doyle, Jr. James J. Doyle, Jr.	Director	September 12, 2011

/s/ Robert S. Hekemian, Jr. Robert S. Hekemian, Jr.	Director	September 12, 2011

/s/ John J. Skelly, Jr. John J. Skelly, Jr.	Director	September 12, 2011