Form 10-Q
period 2011-09-30
Oritani Financial Corp
filed 2011-11-09
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
YES ☑ NO☐.
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
YES ☐ NO ☑
As of November 8, 2011, there were 56,245,065 shares of the Registrant’s common stock, par value $0.01 per share, issued and 45,809,356 shares outstanding.

Oritani Financial Corp.
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	June 30,
	2011	2011
	(unaudited)
Assets
Cash on hand and in banks	$6,604	$6,978
Federal funds sold and short term investments	1,892	126,265

Cash and cash equivalents	8,496	133,243

Loans, net	1,733,541	1,672,849
Securities available for sale, at market value	698,962	597,374
Securities held to maturity, market value of $37,152 and $38,522	35,934	37,609
Bank Owned Life Insurance (at cash surrender value)	45,092	44,689
Federal Home Loan Bank of New York stock (“FHLB”), at cost	33,468	26,844
Accrued interest receivable	9,662	9,237
Investments in real estate joint ventures, net	5,280	5,309
Real estate held for investment	1,152	1,185
Real estate owned	4,419	3,967
Office properties and equipment, net	15,228	15,012
Deferred tax assets, net	21,057	22,607
Other assets	9,265	17,308

Total Assets	$2,621,556	$2,587,233

Liabilities
Deposits	$1,386,647	$1,381,310
Borrowings	656,515	509,315
Advance payments by borrowers for taxes and insurance	12,405	12,846
Other liabilities	39,411	38,350

Total liabilities	2,094,978	1,941,821

Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 47,341,182 shares outstanding at September 30, 2011 and 55,513,265 shares outstanding at June 30, 2011.	562	562
Additional paid-in capital	490,583	489,593
Unallocated common stock held by the employee stock ownership plan	(28,502)	(28,808)
Restricted Stock Awards	(19,266)	—
Treasury stock, at cost; 8,903,883 shares at September 30, 2011 and 731,800 shares at June 30, 2011	(115,553)	(9,300)
Retained income	193,297	190,955
Accumulated other comprehensive income, net of tax	5,457	2,410

Total stockholders’ equity	526,578	645,412

Total Liabilities and Stockholders’ Equity	$2,621,556	$2,587,233

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Income
(in thousands, except per share data)

	Three months ended
	September 30,
	2011	2010
	unaudited
Interest income:
Interest on mortgage loans	$25,929	$24,296
Interest on securities held to maturity and dividends on FHLB stock	548	785
Interest on securities available for sale	3,240	3,511
Interest on federal funds sold and short term investments	29	164

Total interest income	29,746	28,756

Interest expense:
Deposits	3,683	4,268
Borrowings	5,076	5,185

Total interest expense	8,759	9,453

Net interest income before provision for loan losses	20,987	19,303

Provision for loan losses	3,500	2,000

Net interest income	17,487	17,303

Other income:
Service charges	327	287
Real estate operations, net	350	348
Income from investments in real estate joint ventures	201	34
Bank-owned life insurance	404	281
Net gain on sale of assets	569	718
Net gain on sales of and writedowns of securities	—	13
Other income	55	49

Total other income	1,906	1,730

Other expenses:
Compensation, payroll taxes and fringe benefits	5,588	4,957
Advertising	152	177
Office occupancy and equipment expense	606	594
Data processing service fees	315	303
Federal insurance premiums	287	338
Real estate operations	364	231
Other expenses	877	1,128

Total operating expenses	8,189	7,728

Income before income tax expense	11,204	11,305
Income tax expense	3,869	4,155

Net income	$7,335	$7,150

Basic and fully diluted income per common share	$0.15	$0.14

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Stockholders’ Equity
Three Months ended September 30, 2011 and 2010 (unaudited)
(In thousands, except share data)

						Accumu-
				Un-		lated
				allocated		other
				common		compre-	Total
			Additional	stock		hensive	stock-
	Shares	Common	paid-in	held by	Retained	income,	holders’
	Outstanding	stock	capital	ESOP	income	net of tax	equity
Balance at June 30, 2010	56,202,485	$562	$488,684	$(30,033)	$182,172	$2,008	$643,393
Comprehensive income:
Net income	—	—	—	—	7,150	—	7,150
Unrealized holding gain on securities available for sale arising during year, net of tax	—	—	—	—	—	285	285
Reclassification adjustment for losses included in net income, net of tax	—	—	—	—	—	8	8
Amortization related to post- retirement obligations, net of tax	—	—	—	—	—	45	45

Total comprehensive income							7,488
Cash dividend declared	—	—	—	—	(3,939)	—	(3,939)
Compensation cost for stock options and restricted stock	—	—	5	—	—	—	5
ESOP shares allocated or committed to be released	—	—	54	306	—	—	360

Balance at September 30, 2010	56,202,485	$562	$488,743	$(29,727)	$185,383	$2,346	$647,307

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Stockholders’ Equity
Three Months ended September 30, 2011 and 2010 (unaudited)
(In thousands, except share data)

								Accumu-
						Un-		lated
						allocated		other
						common		compre-	Total
			Additional	Restricted		stock		hensive	stock-
	Shares	Common	paid-in	Stock	Treasury	held by	Retained	income,	holders’
	Outstanding	stock	capital	Awards	stock	ESOP	income	net of tax	equity
Balance at June 30, 2011	55,513,265	$562	$489,593	$—	$(9,300)	$(28,808)	$190,955	$2,410	$645,412
Comprehensive income:
Net income	—	—	—	—	—	—	7,335	—	7,335
Unrealized holding gain on securities available for sale arising during year, net of tax	—	—	—	—	—	—	—	3,002	3,002
Amortization related to post- retirement obligations, net of tax	—	—	—	—	—	—	—	45	45

Total comprehensive income									10,382
Cash dividend declared			—	—	—	—	(4,993)	—	(4,993)
Purchase of treasury stock	(8,172,083)	—	—	—	(106,253)	—	—	—	(106,253))
Purchase of restricted stock awards	(1,598,100)	—	—	(19,266)	—	—	—	—	(19,266)
Issuance of restricted stock awards	1,598,100	—	—	—	—	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	826	—	—	—	—	—	826
ESOP shares allocated or committed to be released	—	—	164	—	—	306	—	—	470

Balance at September 30, 2011	47,341,182	$562	$490,583	$(19,266)	$(115,553)	$(28,502)	$193,297	$5,457	$526,578

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended
	September 30,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$7,335	$7,150
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	1,296	365
Depreciation of premises and equipment	216	221
Amortization and accretion of premiums and discounts, net	483	44
Provision for losses on loans	3,500	2,000
Amortization and accretion of deferred loan fees, net	(320)	(247)
Increase in deferred taxes	(536)	(505)
Gain on sale of securities	—	(13)
Gain on sale of real estate owned	(5)	(718)
Writedown of real estate owned	230	214
Proceeds from sale of real estate owned	265	949
Gain on sale of other assets	(564)	—
Increase in cash surrender value of bank owned life insurance	(404)	(281)
Increase in accrued interest receivable	(425)	(625)
(Increase) decrease in other assets	5,871	(929)
Increase in other liabilities	1,055	1,357

Net cash provided by operating activities	17,997	8,982

Cash flows from investing activities:
Net increase in loans receivable	(62,790)	(51,219)
Purchase of mortgage loans	(2,000)	(9,848)
Purchase of securities available for sale	(146,739)	(292,431)
Proceeds from payments, calls and maturities of securities available for sale	49,794	128,159
Proceeds from payments, calls and maturities of securities held to maturity	1,647	10,241
Proceeds from sales of securities available for sale	—	250
(Purchase) redemption of Federal Home Loan Bank of New York stock	(6,624)	36
Additional investment in real estate held for investment	—	(80)
Distributions received from real estate held for investment	4	—
Additional investment in real estate joint ventures	—	(150)
Distributions received from real estate joint ventures	64	142
Purchase of fixed assets	(432)	(120)
Proceeds from sale of other assets	2,748	—

Net cash used in investing activities	(164,328)	(215,020)

Cash flows from financing activities:
Net increase (decrease)in deposits	5,337	(15,112)
Purchase of treasury stock	(106,253)	—
Purchase of restricted stock awards	(19,266)	—
Dividends paid to shareholders	(4,993)	(3,939)
Decrease in advance payments by borrowers for taxes and insurance	(441)	(696)
Proceeds from borrowed funds	181,000	—
Repayment of borrowed funds	(33,800)	(783)

Net cash provided by (used in) financing activities	21,584	(20,530)

Net decrease in cash and cash equivalents	(124,747)	(226,568)
Cash and cash equivalents at beginning of period	133,243	346,339

Cash and cash equivalents at end of period	$8,496	$119,771

Supplemental cash flow information:
Cash paid during the period for:
Interest	$8,805	$9,464
Income taxes	$6,120	$429
Noncash transfer
Loans receivable transferred to real estate owned	$918	$5,288
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
In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three month period ended September 30, 2011 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2012.
Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to consolidated financial statements included in the Company’s June 30, 2011 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 12, 2011.
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at September 30, 2011 and June 30, 2011 and in the Consolidated Statements of Income for the three months ended September 30, 2011 and 2010. Actual results could differ significantly from those estimates.
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

Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options were exercised and converted into common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. When applying the treasury stock method, we add: (1) the assumed proceeds from option exercises; (2) the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized compensation costs related to stock options. We then divide this sum by our average stock price to calculate shares assumed to be repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted EPS.
The following is a summary of the Company’s earnings per share calculations and reconciliations of net income to net income available to common shareholders and basic to diluted earnings per share.

	For the Three Months ended
	September,
	2011	2010
	(in thousands, except earnings per
	share data)
Net income	$7,335	$7,150

Weighted average common shares outstanding — basic	48,916	52,608
Effect of dilutive non-vested shares and stock options outstanding	222	—

Weighted average common shares outstanding — diluted	49,138	52,608

Earnings per share-basic and diluted	$0.15	$0.14

3. Stock Transactions
Stock Offering
Oritani Financial Corp. (“the Company”) is the stock holding company for Oritani Bank. It is a Delaware corporation that was incorporated in March 2010 to be the successor to Oritani Financial Corp. (Oritani-federal), a federal corporation and the former stock holding company for Oritani Bank, upon completion of the second step transaction of Oritani Financial Corp., MHC, the former mutual holding company parent. The conversion was completed on June 24, 2010. The Company sold a total of 41,363,214 shares of common stock at $10.00 per share in the related offering. Concurrent with the completion of the offering, shares of Oritani-federal common stock owned by public stockholders were exchanged for 1.50 shares of the Company’s common stock. In lieu of fractional shares, shareholders were paid in cash. The Company also issued 481,546 shares of common stock for the accelerated vesting of restricted stock awards triggered by the conversion. As a result of the offering, the exchange, and the shares issued due to the accelerated vesting of stock awards, as of June 30, 2010, the Company had 56,202,485 shares of common stock outstanding. Net proceeds from the offering were $401.8 million. This transaction is referred to in this document as “the second step transaction.”
Stock Repurchase Program
On June 27, 2011, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company repurchased up to 5,624,506 shares, representing approximately 10% of its then outstanding shares. The first repurchase plan was completed on September 14, 2011. In conjunction with the completion of its first 10% repurchase, a new stock repurchase plan, for 10% of the publicly-held outstanding shares, or 5,062,056 shares, was announced. As of November 8, 2011, a total of 10,448,483 shares were acquired under these repurchase programs at a weighted average cost of $12.99 per share. The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company conducts such repurchases in accordance with a Rule 10b5-1 trading plan.

4. Equity Incentive Plans
At the Special Meeting of Stockholders of the Company (the “Meeting”) held on July 26, 2011, the stockholders of the Company approved the Oritani Financial Corp. 2011 Equity Incentive Plan. On August 18, 2011, certain officers, employees and directors of the Company were granted in aggregate 3,900,250 stock options and 1,598,100 shares of restricted stock under the 2011 Plan. All stock awards granted under the 2007 Plan vested upon completion of the second step transaction. In addition, all of the options that were issued under the 2007 Plan, except for 50,000 options issued subsequent to May 24, 2011, also vested upon completion of the second step transaction.
Stock options are granted at an exercise price equal to the market price of our common stock on the grant date, based on quoted market prices. Stock options generally vest over a five-year service period and expire ten years from issuance. Options vest immediately upon a change in control and expire 90 days after termination of service, excluding disability or retirement. The Company recognizes compensation expense for all option grants over the awards’ respective requisite service periods. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Since there is limited historical information on the volatility of the Company’s stock, management considered the average volatilities of similar entities for an appropriate period in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method. The Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option. The Company classified share-based compensation for employees and outside directors within “compensation and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid. The fair value of the options issued during the three months ended September 30, 2011 was estimated using the Black-Scholes options-pricing model with the following assumptions:

Expected dividend yield	4.42%
Expected volatility	37.10%
Risk-free interest rate	1.30%
Expected option life	6.5
There were no options issued during the three months ended September 30, 2010.

The following is a summary of the Company’s stock option activity and related information for its options plan as of September 30, 2011 and changes therein during the three months then ended:

				Weighted
		Weighted	Weighted	Average
		Average	Average	Remaining
	Number of	Grant Date	Exercise	Contractual
	Stock Options	Fair Value	Price	Life (years)
Outstanding at June 30, 2011	2,747,300	$2.30	$10.43	6.9
Granted	3,900,250	2.71	11.95	10.0
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at September 30, 2011	6,647,550	$2.54	$11.33	8.7

Exercisable at September 30, 2011	2,703,300
The Company recorded $290,000 and $5,000 of share based compensation expense related to the options granted for the three months ended September 30, 2011 and 2010, respectively. Expected future expense related to the non-vested options outstanding at September 30, 2011 is $10.1 million over a weighted average period of 4.8 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.
Restricted stock shares vest over a five-year service period on the anniversary date of the grant. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period.
The following is a summary of the status of the Company’s restricted stock shares as of September 30, 2011 and changes therein during the three months then ended:

Weighted
	Number of	Average
	Shares	Grant Date
	Awarded	Fair Value
Non-vested at June 30, 2011	—	$—
Granted	1,598,100	11.95
Vested	—	—
Forfeited	—	—

Non-vested at September 30, 2011	1,598,100	$11.95

The Company recorded $536,000 of share based compensation expense related to the restricted stock shares granted for the three months ended September 30, 2011. There was no restricted stock shares compensation expense for the three months ended September 30, 2010. Expected future expense related to the non-vested restricted shares at September 30, 2011 is $18.6 million over a weighted average period of 4.8 years.

5. Postretirement Benefits
The Company provides several post-retirement benefit plans to directors and to certain active and retired employees. The Company has a nonqualified Directors’ Retirement Plan (the Retirement Plan), a nonqualified Benefit Equalization Plan (BEP Plan) which provides benefits to employees who are disallowed certain benefits under the Company’s qualified benefit plans and a Post Retirement Medical Plan (the Medical Plan) for directors and certain eligible employees. Net periodic benefit costs for the three months ended September 30, 2011 and 2010 are presented in the following table (in thousands):

	BEP Plan and Retirement
	Plan		Medical Plan
	Three months ended		Three months ended
	September 30,		September 30,
	2011	2010	2011	2010
Service cost	$63	$58	$20	$21
Interest cost	78	74	47	51
Amortization of unrecognized:
Prior service cost	15	15	—	—
Net loss	30	34	14	27

Total	$186	$181	$81	$99

6. Loans
Net Loans are summarized as follows:

	September 30, 2011	June 30, 2011
	(In thousands)

Residential	$164,807	$172,972
Multifamily	512,469	474,776
Commercial real estate	948,398	901,916
Second mortgage and equity loans	37,019	38,706
Construction and land loans	77,557	86,502
Other loans	27,445	30,571

Total loans	1,767,695	1,705,443
Less:
Deferred loan fees, net	(6,614)	(6,080)
Allowance for loan losses	(27,540)	(26,514)

Net loans	$1,733,541	$1,672,849

The Company’s allowance for loan losses is analyzed quarterly and many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other environmental factors. See discussion of delinquent loans in “Comparison of Financial Condition at September 30, 2011 and June 30, 2011.” There have been no material changes to the allowance for loan loss methodology disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 12, 2011.

The activity in the allowance for loan losses for the three months ended September 30, 2011 and 2010 is summarized as follows:

	Three months ended
	September 30,
	(In thousands)
	2011	2010
Balance at beginning of period	$26,514	$25,902
Provisions for loan losses	3,500	2,000
Recoveries of loans previously charged off	—	—
Loans charged off	(2,474)	(895)

Balance at end of period	$27,540	$27,007

The following table provides the three month activity in the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	For the three months ended September 30, 2011
				Second
				mortgage
			Commercial	and equity	Construction
	Residential	Multifamily	Real Estate	loans	and land loans	Other loans	Unallocated	Total
	(In thousands)

Allowance for credit losses:
Beginning balance	$1,274	$2,703	$15,597	$369	$3,455	$1,625	$1,491	$26,514
Charge-offs		(194)	(41)		(739)	(1,500)		(2,474)
Recoveries								—
Provisions	433	(145)	977	100	1,952	569	(386)	3,500

Ending balance	$1,707	$2,364	$16,533	$469	$4,668	$694	$1,105	$27,540

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at September 30, 2011 and June 30, 2011.

	At September 30, 2011
				Second
			Commercial	mortgage and	Construction
	Residential	Multifamily	Real Estate	equity loans	and land loans	Other loans	Unallocated	Total
	(In thousands)

Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$267	$—	$1,642	$—	$—	$1,909
Collectively evaluated for impairment	1,707	2,364	16,266	469	3,026	694	1,105	25,631

Total	$1,707	$2,364	$16,533	$469	$4,668	$694	$1,105	$27,540

Loans receivables:
Individually evaluated for impairment	$—	$—	$1,221	$—	$8,461	$—		$9,682
Collectively evaluated for impairment	164,807	512,469	947,177	37,019	69,096	27,445		1,758,013

Total	$164,807	$512,469	$948,398	$37,019	$77,557	$27,445		$1,767,695

	At June 30, 2011
				Second
			Commercial	mortgage and	Construction
	Residential	Multifamily	Real Estate	equity loans	and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$193	$—	$102	$675	$—	$970
Collectively evaluated for impairment	1,274	2,703	15,404	369	3,353	950	1,491	25,544

Total	$1,274	$2,703	$15,597	$369	$3,455	$1,625	$1,491	$26,514

Loans receivables:
Individually evaluated for impairment	$—	$—	$1,948	$—	$9,231	$1,500		$12,679
Collectively evaluated for impairment	172,972	474,776	899,968	38,706	77,271	29,071		1,692,764

Total	$172,972	$474,776	$901,916	$38,706	$86,502	$30,571		$1,705,443

The Company continuously monitors the credit quality of its loan receivables. In addition to internal staff, the Company utilizes the services of a third party loan review firm to rate the credit quality of its loan receivables. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified as “Satisfactory” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Pass/Watch” have generally acceptable asset quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such characteristics include strained liquidity, slow pay, stale financial statements or other circumstances requiring greater attention from bank staff. We classify an asset as “Special Mention” if the asset has a potential weakness that warrants management’s close attention. Such weaknesses, if left uncorrected may result in the deterioration of the repayment prospects of the asset. An asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Included in the Substandard caption at September 30, 2011 are all loans that were past due 90 days (or more) and all impaired loans. The following table provides information about the loan credit quality at September 30, 2011 and June 30, 2011:

	Credit Quality Indicator at September 30, 2011
			Special
	Satisfactory	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$154,576	$6,252	$762	$3,217	$—	$164,807
Multifamily	491,847	8,566	8,089	3,967	—	512,469
Commercial real estate	842,954	67,582	20,424	17,438	—	948,398
Second mortgage and equity loans	34,939	1,635	179	266	—	37,019
Construction and land loans	36,478	22,543	4,177	14,359	—	77,557
Other loans	22,702	4,595	51	97	—	27,445

Total	$1,583,496	$111,173	$33,682	$39,344	$—	$1,767,695

	Credit Quality Indicator at June 30, 2011
			Special
	Satisfactory	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$166,959	$3,921	$1,087	$1,005	$—	$172,972
Multifamily	458,232	11,574	991	3,979	—	474,776
Commercial real estate	809,174	58,414	25,738	8,590	—	901,916
Second mortgage and equity loans	38,257	63	123	263	—	38,706
Construction and land loans	44,070	23,060	4,177	15,195	—	86,502
Other loans	22,194	6,624	55	1,698	—	30,571

Total	$1,538,886	$103,656	$32,171	$30,730	$—	$1,705,443

The following table provides information about loans past due at September 30, 2011 and June 30, 2011:

	At September 30, 2011
		60-89	Greater
	30-59 Days	Days Past	Than 90	Total Past
	Past Due	Due	Days	Due	Current	Total Loans	Nonaccrual
	(In thousands)
Residential	$7,877	$762	$3,218	$11,857	$152,950	$164,807	$3,218
Multifamily	1,081	3,771	379	5,231	507,238	512,469	379
Commercial real estate	5,091	982	5,431	11,504	936,894	948,398	5,431
Second mortgage and equity loans	1,635	179	266	2,080	34,939	37,019	266
Construction and land loans	—	—	7,563	7,563	69,994	77,557	7,563
Other loans	118	—	97	215	27,230	27,445	97

Total	$15,802	$5,694	$16,954	$38,450	$1,729,245	$1,767,695	$16,954

	At June 30, 2011
		60-89	Greater
	30-59 Days	Days Past	Than 90	Total Past
	Past Due	Due	Days	Due	Current	Total Loans	Nonaccrual
	(In thousands)
Residential	$3,921	$1,087	$1,005	$6,013	$166,959	$172,972	$1,005
Multifamily	—	3,810	550	4,360	470,416	474,776	550
Commercial real estate	3,041	307	3,456	6,804	895,112	901,916	3,456
Second mortgage and equity loans	63	123	263	449	38,257	38,706	263
Construction and land loans	—	—	8,332	8,332	78,170	86,502	8,332
Other loans	—	—	1,697	1,697	28,874	30,571	1,697

Total	$7,025	$5,327	$15,303	$27,655	$1,677,788	$1,705,443	$15,303

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. At September 30, 2011 impaired loans were primarily collateral-dependent and totaled $9.7 million, of which $8.8 million of impaired loans had a specific allowance for credit losses of $1.9 million and $917,000 of impaired loans had no specific allowance for credit losses. At June 30, 2011 impaired loans were primarily collateral dependent and totaled $12.7 million, of which $7.9 million of impaired loans had a related allowance for credit losses of $970,000 and $4.8 million of impaired loans had no related allowance for credit losses.

The following table provides information about the Company’s impaired loans at September 30, 2011 and June 30, 2011:

	Impaired Financing Receivables
	At September 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal		Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)

With no related allowance recorded; Construction and land loans	$917	$917	$—	$926	$—

	917	917	—	926	—

With an allowance recorded:
Commercial real estate	$954	$1,221	$267	$1,011	$9
Construction and land loans	5,902	7,544	1,642	7,620	16

	6,856	8,765	1,909	8,631	25

Total:
Commercial real estate	$954	$1,221	$267	$1,011	$9
Construction and land loans	6,819	8,461	1,642	8,546	16

	$7,773	$9,682	$1,909	$9,557	$25

	Impaired Financing Receivables
	At June 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal		Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)

With no related allowance recorded; Commercial real estate	$1,350	$1,350	$—	$1,438	$22
Construction and land loans	3,421	3,421	—	4,079	3

	4,771	4,771	—	5,517	25

With an allowance recorded:
Commercial real estate	$405	$598	$193	$527	$34
Construction and land loans	5,708	5,810	102	5,854	197
Other loans	825	1,500	675	1,344	66

	6,938	7,908	970	7,725	297

Total:
Commercial real estate	$1,755	$1,948	$193	$1,965	$56
Construction and land loans	9,129	9,231	102	9,933	200
Other loans	825	1,500	675	1,344	66

	$11,709	$12,679	$970	$13,242	$322

Troubled debt restructured loans (“TDRs”) are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. The Company has selectively modified certain borrower’s loans to enable the borrower to emerge from delinquency and keep their loans current. The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period. Management classifies all TDRs as impaired loans. Included in impaired loans at September 30, 2011 are $7.9 million of loans which are deemed troubled debt restructurings. At June 30, 2011, TDR ‘s totaled $9.5 million.

The following table presents additional information regarding the Company’s TDRs as of September 30, 2011 and June 30, 2011:

	Troubled Debt Restructurings at September 30, 2011
	Performing	Nonperforming	Total
	(in thousands)
Commercial real estate	$595	$626	$1,221
Construction and land loans	898	5,812	6,710

Total	$1,493	$6,438	$7,931

Allowance	$355	$1,554	$1,909

	Troubled Debt Restructurings at June 30, 2011
	Performing	Nonperforming	Total
	(in thousands)
Commercial real estate	$598	$626	$1,224
Construction and land loans	898	5,843	6,741
Other loans	—	1,500	1,500

Total	$1,496	$7,969	$9,465

Allowance	$295	$675	$970

There have not been any loans that were modified in a troubled debt restructuring during the three months ended September 30, 2011. There have not been any loans that were restructured during the last twelve months that have subsequently defaulted during the current quarter ended September 30, 2011.
7. Investment Securities
Securities Held to Maturity
The following is a comparative summary of securities held to maturity at September 30, 2011 and June 30, 2011:

	September 30, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Mortgage-backed securities:
FHLMC	$6,672	$300	$—	$6,972
FNMA	22,133	687	—	22,820
GNMA	3,363	135	—	3,498
CMO	3,766	96	—	3,862

	$35,934	$1,218	$—	$37,152

	June 30, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)

Mortgage-backed securities:
FHLMC	$7,546	$402	$—	$7,948
FNMA	22,413	530	200	22,743
GNMA	3,425	65	—	3,490
CMO	4,225	116	—	4,341

	$37,609	$1,113	$200	$38,522

The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
The Company did not sell any securities held to maturity during the three months ended September 30, 2011 and 2010. Securities with fair values of $28.6 million and $30.3 million at September 30, 2011 and June 30, 2011, respectively, were pledged as collateral for advances. The Company did not record other than temporary impairment charges on securities held to maturity during the three months ended September 30, 2011 or 2010.
As of September 30, 2011 there were no gross unrealized losses on securities held-to maturity. Gross unrealized losses on securities held-to-maturity and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 were as follows:

	June 30, 2011
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	market value	losses	market value	losses	market value	losses

Mortgage-backed securities:
FNMA	$6,776	$200	$—	$—	$6,776	$200

	$6,776	$200	$—	$—	$6,776	$200

Securities Available for Sale
The following is a comparative summary of securities available for sale at September 30, 2011 and June 30, 2011:

	September 30, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value
	(In thousands)

U.S. Government and federal agency obligations
Due in one to five years	$89,174	$428	$—	$89,602
Corporate bonds	2,000	2	—	2,002
Equity securities	1,472	36	368	1,140
Mortgage-backed securities:
FHLMC	21,127	670	—	21,797
FNMA	71,938	3,362	—	75,300
CMO	502,284	7,385	548	509,121

	$687,995	$11,883	$916	$698,962

	June 30, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)

U.S. Government and federal agency obligations
Due in one to five years	$74,866	$—	$477	$74,389
Due in five to ten years	13,489	6	—	13,495
Corporate bonds	2,000	21	—	2,021
Equity securities	1,472	177	112	1,537
Mortgage-backed securities:
FHLMC	9,448	670	—	10,118
FNMA	75,789	1,377	140	77,026
CMO	414,443	4,654	309	418,788

	$591,507	$6,905	$1,038	$597,374

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
The Company did not sell any securities available for sale during the three months ended September 30, 2011. There were no impairment charges on securities available for sale for the three months ended September 30, 2011 and 2010. The Equity securities caption relates to holdings of shares in financial institutions common stock. During the 2010 period, the Company owned shares in an Asset Management Mutual Fund with underlying investments in adjustable rate mortgages. Proceeds from the sale of the mutual fund were $250,000 for the three month period ending September 30, 2010. The Company recognized gains from the sale of mutual funds of $13,000 during the three months ended September 30, 2010. Available for sale securities with fair values of $479.3 million and $496.2 million at September 30, 2011 and June 30, 2011, respectively, were pledged as collateral for advances.

Gross unrealized losses on securities available for sale and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and June 30, 2011 were as follows:

	September 30, 2011
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	market value	losses	market value	losses	market value	losses
	(In thousands)

Equity securities	$595	368	—	—	595	368
Mortgage-backed securities:
CMO	33,495	548	—	—	33,495	548

	$34,090	916	—	—	34,090	916

	June 30, 2011
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	market value	losses	market value	losses	market value	losses
	(In thousands)

U.S. Government and federal agency obligations	$74,389	477	—	—	74,389	477
Equity securities	614	112	—	—	614	112
Mortgage-backed securities:
FNMA	29,076	140	—	—	29,076	140
CMO	45,855	309	—	—	45,855	309

	$149,934	1,038	—	—	149,934	1,038

At September 30, 2011, management has evaluated the securities in the above table and has concluded that none of the securities with losses has impairments that are other-than-temporary. The Equity securities caption relates to holdings of shares in financial industry common stock. Management evaluated its portfolio of equity securities and, based on its evaluation of the financial condition and near-term prospects of an issuer, management believed that it could recover its investment in the security.
8. Fair Value Disclosures
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
The estimated fair values for securities available for sale are obtained from an independent nationally recognized third-party pricing service for identical assets or significantly similar securities. The fair value of securities is estimated based on bid quotations received from securities dealers (Level 1), if available. If a quoted market price is not available, fair value is estimated using quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued and are classified as Level 2 within the fair value hierarchy. The estimated fair value of equity securities classified as Level 1, are derived from quoted market prices in active markets.
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

The following table sets forth the Company’s financial assets that were accounted for at fair values as of September 30, 2011 and June 30, 2011 by level within the fair value hierarchy. As required by ASC 820, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurements (in thousands):

	Fair Value Measurements at Reporting Date using:
		Quoted Prices in	Significant
		Active Markets	Other
	Fair Value as of	for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Assets:
U.S. Government and federal agency obligations	$89,602	$—	$89,602	$—
Corporate bonds	2,002	—	2,002	—
Equity Securities	1,140	1,140	—	—
Mortgage-backed securities available for sale
FHLMC	21,797	—	21,797	—
FNMA	75,300	—	75,300	—
CMO	509,121	10,200	498,921	—

Total measured on a recurring basis	$698,962	$11,340	$687,622	$—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Commercial real estate	$954	$—	$—	$954
Construction and loan loans	5,902	—	—	5,902

Total impaired loans	6,856	—	—	6,856

Real estate owned
Residential	1,500	—	—	1,500
Multifamily	185	—	—	185
Commercial real estate	1,293	—	—	1,293
Construction and loand loans	1,441	—	—	1,441

Total real estate owned	4,419	—	—	4,419

Total measured on a non-recurring basis	$11,275	$—	$—	$11,275

	Fair Value Measurements at Reporting Date using:
		Quoted Prices
		in Active	Significant
		Markets for	Other
		Identical	Observable	Unobservable
	Fair Value as of	Assets	Inputs	Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Measured on a recurring basis:
Assets:
U.S. Government and federal agency obligations	$87,884	$—	$87,884	$—
Corporate bonds	2,021	—	2,021	—
Equity Securities	1,537	1,537	—	—
Mortgage-backed securities available for sale
FHLMC	10,118	—	10,118	—
FNMA	77,026	—	77,026	—
CMO	418,788	—	418,788	—

Total measured on a recurring basis	$597,374	$1,537	$595,837	$—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Commercial real estate	$1,129	$—	$—	$1,129
Construction and loan loans	8,197	—	—	8,197
Other loans	825	—	—	825

Total impaired loans	10,151	—	—	10,151

Real estate owned
Residential	1,926	—	—	1,926
Commercial real estate	1,441	—	—	1,441
Construction and loand loans	600	—	—	600

Total real estate owned	3,967	—	—	3,967

Total measured on a non-recurring basis	$14,118	$—	$—	$14,118

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
Securities
The estimated fair values for securities are obtained from an independent nationally recognized third-party pricing service for identical assets or significantly similar securities. The fair value of securities is estimated based on bid quotations received from securities dealers, if available. If a quoted market price is not available, fair value is estimated using quoted market prices of similar instruments, adjusted for differences between the quoted instruments and the instruments being valued.
FHLB of New York Stock
The fair value for FHLB stock is its carrying value, since this is the amount for which it could be redeemed. There is no active market for this stock and the Bank is required to maintain a minimum balance based upon the unpaid principal of home mortgage loans.
Loans
Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential, multifamily, commercial real estate, construction, land and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming categories. This method of estimating fair value does not incorporate the exit-price concept of fair value prescribed by ASC 820, “Fair Value Measurements and Disclosures.”
Fair value of performing loans is estimated by discounting cash flows using estimated market discount rates at which similar loans would be made to borrowers and reflect similar credit ratings and interest rate risk for the same remaining maturities.
Fair value for significant nonperforming loans and impaired loans are valued utilizing independent appraisals of collateral securing such loans that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience. The appraisals are adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date and the timing of anticipated cash flows.
Deposit Liabilities
The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, and NOW and money market accounts, is equal to the amount payable on demand as of September 30, 2011 and June 30, 2011. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.
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

	September 30, 2011		June 30, 2010
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In thousands)
Financial assets:
Cash and cash equivalents	$8,496	8,496	133,243	133,243
Securities held to maturity	35,934	37,152	37,609	38,522
Securities available for sale	698,962	698,962	597,374	597,374
Federal Home Loan Bank of New York stock	33,468	33,468	26,844	26,844
Loans,net	1,733,541	1,834,655	1,672,849	1,709,785
Financial liabilities — deposits	1,386,647	1,381,898	1,381,310	1,384,572
Financial liabilities — borrowings	656,515	698,878	509,315	529,803
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

9. Deposits
Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. The Bank accepts brokered deposits on a limited basis, when it is deemed cost effective. Deposit accounts at the Bank are insured by the FDIC up to a maximum of $250,000. Deposit balances are summarized as follows:

	September 30, 2011	June 30, 2011
	(In thousands)

Checking accounts	$189,078	$162,147
Money market accounts	384,036	390,684
Savings accounts	153,851	152,906
Time deposits	659,682	675,573

Total deposits	$1,386,647	$1,381,310

At September 30, 2011, time deposits included brokered deposits of $22.9 million which had weighted average interest rates of 2.46% and weighted average maturity of 4.6 years. At June 30, 2011, time deposits included brokered deposits of $22.9 million which had weighted average interest rates of 2.46% and weighted average maturity of 4.8 years.
10. Income Taxes
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
The Company files income tax returns in the United States federal jurisdiction and in New Jersey, Pennsylvania and New York state jurisdictions. The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2007. Currently, the Company is not under examination by any taxing authority.
11. Real Estate Joint Ventures, net and Real Estate Held for Investment
The Company accounts for investments in joint ventures under the equity method. The balance reflects the cost basis of investments, plus the Company’s share of income earned on the joint venture operations, less cash distributions, including excess cash distributions, and the Company’s share of losses on joint venture operations. Cash received in excess of the Company’s recorded investment in a joint venture is recorded as unearned revenue in other liabilities. The net book value of real estate joint ventures was $4.7 million and $4.8 million at September 30, 2011 and June 30, 2011, respectively.

Real estate held for investment includes the Company’s undivided interest in real estate properties accounted for under the equity method and properties held for investment purposes. Cash received in excess of the Company’s recorded investment for an undivided interest in real estate property is recorded as unearned revenue in other liabilities. The operations of the properties held for investment purposes are reflected in the financial results of the Company and included in the Other Income caption in the Income Statement. Properties held for investment purposes are carried at cost less accumulated depreciation. The net book value of real estate held for investment was $(122,000) and $(118,000) at September 30, 2011 and June 30, 2011, respectively.
12. Recent Accounting Pronouncements
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
In April 2011, the FASB issued Accounting Standards Update No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring “, to amend previous guidance with respect to troubled debt restructurings. This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. We adopted the applicable requirements on July 1, 2011 and have provided the related disclosures as required with no significant impact on the Company’s financial statements.

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
Comparison of Financial Condition at September 30, 2011 and June 30, 2011
Balance Sheet Summary
Total Assets. Total assets increased $34.3 million, or 1.3%, to $2.62 billion at September 30, 2011, from $2.59 billion at June 30, 2011. The increase was primary in loans and Securities AFS partially offset by decreases in federal funds sold.
Cash And Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) decreased $124.7 million to $8.5 million at September 30, 2011, from $133.2 million at June 30, 2011. The funds were deployed in general operations, including funding of the Company’s stock repurchase activity.
Loans, net. Loans, net increased $60.7 million to $1.73 billion at September 30, 2011, from $1.67 billion at June 30, 2011. The Company continues its emphasis on loan originations, particularly multifamily and commercial real estate loans. Loan originations totaled $114.3 million and purchases totaled $2.0 million for the three months ended September 30, 2011.
Securities Available For Sale. Securities available for sale increased $101.6 million to $699.0 million at September 30, 2011, from $597.4 million at June 30, 2011. The increase was primarily due to purchases of mortgage-backed securities available for sale totaling $132.4 million. See “Comparison of Operating Results for the Quarter Ended September 30, 2011 and 2010-Interest Income” for the Company’s rationale for investing in this investment option.
Mortgage-Backed Securities Held to Maturity. Mortgage backed securities held to maturity decreased $1.7 million, or 4.5% to $35.9 million at September 30, 2011, from $37.6 million at June 30, 2011. The decrease was due to principal repayments.
Federal Home Loan Bank of New York stock. Federal Home Loan Bank of New York stock increased $6.6 million, or 24.7% to $33.5 million at September 30, 2011, from $26.8 million at June 30, 2011. The increase was due to purchases as required for increased borrowing obligations.

Real Estate Owned. Real estate owned (“REO”) increased $452,000 to $4.4 million at September 30, 2011, from $4.0 million at June 30, 2011. The increase is due to the Bank acquiring title to 2 properties during the three months ended September 30, 2011 with book values of $918,000 less write-downs of $230,000. The $230,000 in write-downs that occurred during the quarter ended September 31, 2011 were based on updated appraised values of the REO properties. The increase from acquisitions was partially offset by the sale of one REO property with a net book value of $260,000. Proceeds from the sale of REO were $265,000 and a net gain of $5,000 was recognized. The REO balance at September 30, 2011 consists of 9 properties. Management is trying to dispose of these properties as quickly and efficiently as possible.
Deposits. Deposits increased $5.3 million, or 0.4%, to $1.39 billion at September 30, 2011, from $1.38 billion at June 30, 2011. Growth in core accounts was partially offset by decreases in time deposits. Strong deposit growth remains a strategic objective of the Company. A new branch location opened during the quarter in Upper Montclair, NJ and a new branch in Clifton, NJ is expected to open in November, 2011.
Borrowings. Borrowing increased $147.2 million, or 28.9%, to $656.5 million at September 30, 2011, from $509.3 million at June 30, 2011.
Stockholders’ equity. Stockholders’ equity decreased $118.8 million to $526.6 million at September 30, 2011, from $645.4 million at June 30, 2011. The primary activity over the period was treasury stock repurchases of 8,172,083 shares at an average cost of $13.00 per share totaling $106.3 million. In addition to the repurchase activity, the Company repurchased shares in conjunction with the 2011 Equity Incentive Plan. On August 18, 2011, a total of 1,598,100 shares were granted by the Board of Directors under the Equity Plan. These shares were purchased in open market transactions and reissued as Restricted Stock Awards during the quarter ended September 30, 2011. The total cost of these shares was $19.3 million and the average cost per share was $12.06. At September 30, 2011, there were 56,245,065 shares issued, 47,341,182 shares outstanding and 8,903,883 shares held as treasury stock. As of November 8, 2011, the Company had repurchased a total of 10,448,483 shares at a total cost of $135.6 million and an average cost of $12.99 per share. Our book value per share was $11.12. Based on our September 30, 2011 closing price of $12.86 per share, the Company stock was trading at 115.6% of book value at that date.

Average Balance Sheet for the Three Months Ended September 30, 2011 and 2010
The following table presents certain information regarding Oritani Financial Corp.’s financial condition and net interest income for the three ended September 30, 2011 and 2010. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	Average Balance Sheet and Yield/Rate Information
	For the Three Months Ended (unaudited)
	September 30, 2011			September 30, 2010
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans (1)	$1,710,124	$25,929	6.06%	$1,550,100	$24,296	6.27%
Securities held to maturity (2)	27,847	299	4.29%	25,057	292	4.66%
Securities available for sale	107,215	382	1.43%	351,807	2,223	2.53%
Mortgage backed securities held to maturity	37,042	249	2.69%	59,719	493	3.30%
Mortgage backed securities available for sale	528,526	2,858	2.16%	170,715	1,288	3.02%
Federal funds sold and short term investments	42,765	29	0.27%	220,859	164	0.30%

Total interest-earning assets	2,453,519	29,746	4.85%	2,378,257	28,756	4.84%

Non-interest-earning assets	112,643			99,291

Total assets	$2,566,162			$2,477,548

Interest-bearing liabilities:
Savings deposits	153,397	210	0.55%	147,839	258	0.70%
Money market	389,034	841	0.86%	297,134	751	1.01%
NOW accounts	175,901	212	0.48%	139,602	238	0.68%
Time deposits	668,466	2,420	1.45%	708,085	3,021	1.71%

Total deposits	1,386,798	3,683	1.06%	1,292,660	4,268	1.32%
Borrowings	531,603	5,076	3.82%	495,033	5,185	4.19%

Total interest-bearing liabilities	1,918,401	8,759	1.83%	1,787,693	9,453	2.12%

Non-interest-bearing liabilities	52,506			45,724

Total liabilities	1,970,907			1,833,417
Stockholders’ equity	595,255			644,131

Total liabilities and stockholders’ equity	$2,566,162			$2,477,548

Net interest income		$20,987			$19,303

Net interest rate spread (3)			3.02%			2.72%

Net interest-earning assets (4)	$535,118			$590,564

Net interest margin (5)			3.42%			3.25%

Average of interest-earning assets to interest-bearing liabilities			127.89%			133.03%

(1)	Includes nonaccrual loans.

(2)	Includes Federal Home Loan Bank Stock

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Quarter Ended September 30, 2011 and 2010
Net Income.
Net income increased $185,000 to $7.3 million for the quarter ended September 30, 2011, from $7.2 million for the corresponding 2010 quarter. The primary cause of the increased income was increased net interest income and a lower effective tax rate, partially offset by an increased provision for loan losses.
Interest Income
The components of interest income changed as follows:

	Three months ended		Increase / (decrease)
	September 30,				Average
	2011	2010	$	%	Balance	Yield
	(dollars in thousands)
Interest on mortgage loans	$25,929	$24,296	$1,633	6.72%	$160,024	-0.20%
Interest on securities HTM and dividends on FHLB stock	299	292	7	2.40%	2,790	-0.37%
Interest on securities AFS	382	2,223	(1,841)	-82.82%	(244,592)	-1.10%
Interest on MBS HTM	249	493	(244)	-49.49%	(22,677)	-0.61%
Interest on MBS AFS	2,858	1,288	1,570	121.89%	357,811	-0.85%
Interest on federal funds sold and short term investments	29	164	(135)	-82.32%	(178,094)	-0.03%

Total interest income	$29,746	$28,756	$990	3.44%	$75,262	0.01%

The largest increase was in interest on mortgage loans. Loan growth is a strategic objective of the Company. Loan originations for the quarter ended September 30, 2011 were $114.3 million. This total is essentially on target for the Company budgeted originations of $450 million for the fiscal year. There was a large increase in interest on mortgage backed securities (“MBS”) available for sale (“AFS”) and a large decrease in interest on securities AFS. These changes reflect management’s change in investment philosophy over the period. Management always seeks to deploy excess funds in a conservative investment vehicle that provides the best risk/reward profile based on the projected cash needs and interest rate risk of the Company. In 2010, excess funds were primarily invested in callable notes of government sponsored agencies with limited optionality and call features that increased the likelihood that the note would be called. In 2011, such funds were primarily invested in certain short structures of MBS issued by government sponsored agencies with limited extension risk, including CMOs. Management significantly decreased the investment in federal funds sold over the periods. The balance of federal funds sold was particularly high in the 2010 period due to the funds raised in connection with the Company’s second step transaction. These funds were eventually deployed into loans, MBS and investment securities. The federal funds sold balance is low in the 2011 period as such funds were utilized to partially fund the Company’s stock repurchase activity. The yield on all of the portfolios was negatively impacted by market rates. The yield on loans was impacted by lower rates on new originations as well as modifications of loans within the portfolio and prepayments of higher yielding loans. The overall yield on average interest earning assets slightly increased, however, as funds were shifted from federal funds sold (a low yielding investment) into loans and MBS AFS.

Interest Expense
The components of interest expense changed as follows:

	Three months ended		Increase / (decrease)
	September 30,				Average
	2011	2010	$	%	Balance	Cost
	(dollars in thousands)
Savings deposits	$210	$258	$(48)	-18.60%	$5,558	-0.15%
Money market	841	751	90	11.98%	91,900	-0.15%
Checking accounts	212	238	(26)	-10.92%	36,299	-0.20%
Time deposits	2,420	3,021	(601)	-19.89%	(39,619)	-0.26%

Total deposits	3,683	4,268	(585)	-13.71%	94,138	-0.26%

Borrowings	5,076	5,185	(109)	-2.10%	36,570	-0.37%

Total interest expense	$8,759	$9,453	$(694)	-7.34%	$130,708	-0.29%

The Company continued its strategic objective of increasing core deposits. The Company considers the costs of alternative sources of funding when pricing time deposits. Consequently, time deposit balances have decreased recently as certain competitor rates are more attractive to consumers. The decrease in market rates of interest has allowed the Company to decrease the cost of all categories of deposits. Future decreases of deposit rates may be limited as the vast majority of the Company’s deposit products currently carry an interest rate of less than 1%. All of the Company’s borrowings are with the Federal Home Loan Bank of New York and the majority of these advances are long term. The decrease in cost that was realized over the periods was primarily a result of a modification of $53.5 million of advances and a greater portion of overnight borrowings (which presently carry a low rate of interest) in the 2011 period. The modification occurred in May, 2011.
Net Interest Income Before Provision for Loan Losses
Net interest income increased by $1.7 million, or 8.7%, to $21.0 million for the three months ended September 30, 2011, from $19.3 million for the three months ended September 30, 2010. The Company’s net interest income, spread and margin over the period are detailed in the chart below.

	Net Interest
	Income Before
Quarter Ended	Provision	Spread	Margin
	(in thousands)

September 30, 2011	$20,987	3.02%	3.42%
June 30, 2011	20,843	2.95%	3.40%
March 31, 2011	20,586	2.92%	3.39%
December 31, 2010	20,287	2.89%	3.39%
September 30, 2010	19,303	2.72%	3.25%
The Company’s spread and margin increased steadily over the 2011 fiscal year and this trend has extended into the current quarter. The Company expects that the spread and margin will come under pressure in the current interest rate environment due to several factors, including: rates on new loan originations and investment purchases; modifications of the existing loan portfolio; prepayments of higher yielding loans and investments; limited ability to lower deposit and borrowing costs; expected increases in borrowing costs and decreased net interest income due to funds used for repurchase activity. The Company may be able to mitigate some of these matters if it is able to shift a greater proportion of its interest earning assets to loans. The Company’s largest interest rate risk exposure is to a flat or inverted yield curve, and the yield curve moved in this direction during the quarter ended September 30, 2011.

Despite the above, spread, margin and net interest income all increased during the quarter ended September 30, 2011. The Company was able to successfully lower the cost of money market deposits without a significant impact on balances. There was also decreased reliance on time deposits, which carry a higher cost. The cost of borrowing decreased over this period due to greater use of overnight borrowings. While this strategy has increased net interest income, spread and margin, it has also increased interest rate risk. The Company expects to address this increased interest rate risk by extending the maturity, over time, of the overnight borrowings. This extension will increase borrowing costs. The Company’s repurchase activity over the September 30, 2011 quarter effectively decreased net interest income. However, the impact was minimal as the cost of these funds (either federal funds sold or overnight borrowings) was very low.
The Company’s net interest income and net interest rate spread were both negatively impacted in both periods due to the reversal of accrued interest income on loans delinquent more than 90 days. The total of such income reversed was $327,000 and $765,000 for the three months ended September 30, 2011 and 2010, respectively.
Provision for Loan Losses
The Company recorded provisions for loan losses of $3.5 million for the three months ended September 30, 2011 as compared to $2.0 million for the three months ended September 30, 2010. The Company charged off a total of $2.5 million in loans during the quarter ended September 30, 2011 compared to $895,000 for the quarter ended September 30, 2010.
The primary contributors to the current level of provision for loan losses are the delinquency and nonaccrual totals, changes in loan risk ratings, loan growth, charge-offs and economic factors.
Delinquency and non performing asset information is provided below:

	9/30/2011	6/30/2011	3/31/2011	12/31/2010	9/30/2010
	(in thousands)
Delinquency Totals
30 - 59 days past due	$15,802	$7,025	$6,523	$14,460	$9,306
60 - 89 days past due	5,694	5,327	3,688	2,437	3,278
Nonaccrual	16,954	15,303	12,563	25,055	41,720

Total	$38,450	$27,655	$22,774	$41,952	$54,304

Non Performing Asset Totals
Nonaccrual loans, per above	$16,954	$15,303	$12,563	$25,055	$41,720
Real Estate Owned	4,419	3,967	5,953	6,102	5,074
Loans Held For Sale	—	—	9,484	9,484	—

Total	$21,373	$19,270	$28,000	$40,641	$46,794

Nonaccrual loans to total loans	0.96%	0.90%	0.75%	1.50%	2.62%
Delinquent loans to total loans	2.18%	1.62%	1.35%	2.51%	3.41%
Non performing assets to total assets	0.82%	0.74%	1.09%	1.58%	1.90%
Over the fiscal year ended June 30, 2011, the Company realized significant decreases in total delinquent loans, nonaccrual loans and nonperforming assets. The categories detailed above were relatively stable over the quarter ended September 30, 2011, with the exception of loans 30-59 days past due. This category has been subject to fluctuation though the sizable increase that occurred over the quarter is certainly of concern to the Company. Most of the increase pertains to commercial real estate loans that have demonstrated slow payments in the past but ultimately brought their loan back to a fully current status. The largest component of the new additions to this category was a $1.6 million loan. Several of these loans are now current, including the $1.6 million loan. The Company has noted an increase in residential delinquencies in all categories.

At September 30, 2011, there are two nonaccrual loans as well as one nonaccrual loan relationship with balances greater than $1.0 million. These loans are discussed below:
•
A construction loan relationship in which Oritani is a participant. The relationship entails two borrowing entities and four separate properties. Oritani’s portion of this loan relationship totals $4.9 million. All four of the properties are for residential tract development and are located in Rockland and Orange counties, New York. The loan is classified as impaired and as a troubled debt restructuring as of September 30, 2011. In accordance with the results of the impairment analysis for this loan, based primarily on updated appraisals, a charge off of $1.5 million was recognized against this loan during the quarter ended September 30, 2011 and a $1.2 million impairment reserve remains against this loan as of that date.

•
A $2.8 million mixed use building in Bergen County, NJ. This loan was less than 30 days delinquent at June 30, 2011. The borrower encountered cash flow difficulties and is currently negotiating with Oritani for settlement of the past due amounts in a manner satisfactory to Oritani. The loan is classified as substandard with a 10% general reserve as of September 30, 2011. The loan has not been classified as impaired as the current cash flows are sufficient to satisfy the debt obligation and it is expected that repayment in full will ultimately come from the borrower.

•
A $1.8 million construction loan for a luxury home in Morris County, New Jersey. Construction at the property ceased and foreclosure proceedings have commenced. Although foreclosure action is proceeding, there are ongoing negotiations in an attempt to reach a settlement on this matter. The loan is classified as impaired as of September 30, 2011. In accordance with the results of the impairment analysis for this loan, based primarily on an updated appraisal, a charge off of $739,000 was recognized against this loan during the quarter ended September 30, 2011 and a $300,000 impairment reserve remains against this loan as of that date. A charge off of $208,000 was recognized against this loan during the quarter ended June 30, 2011.

There are nine other multifamily/commercial real estate loans, totaling $4.0 million, classified as nonaccrual at September 30, 2011. The largest of these loans has a balance of $917,000.
There are eleven other residential loans, totaling $3.5 million, classified as nonaccrual at September 30, 2011. The largest of these loans has a balance of $958,000.
See “Comparison of Financial Condition at September 30, 2011 and June 30, 2011” for a discussion of Real Estate Owned.
Other Income
Other income increased by $176,000 to $1.9 million for the three months ended September 30, 2011, from $1.7 million for the three months ended September 30, 2010. Net income from investments in real estate joint ventures increased by $167,000 to $201,000 for the three months ended September 30, 2011, from $34,000 for the three months ended September 30, 2010. Results for both periods are reduced (versus budget) due to decreased income at one commercial property. The property was flooded in 2010, repaired, and flooded again in 2011. Repairs on this property will be extensive and income from investments in real estate joint ventures is expected to be below historical levels for most of the fiscal year. Income from bank-owned life insurance increased by $123,000 to $404,000 for the three months ended September 30, 2011, from $281,000 for the three months ended September 30, 2010, primarily due to increased investment in bank-owned life insurance. The Company had nonrecurring gains in both the 2011 and 2010 periods. The 2011 gain was a $569,000 net gain that was realized on the sale of a loan classified as held for sale (and a minor gain on the sale of a real estate owned property). The 2010 gain was a $718,000 net gain realized on the sale of real estate owned property.

Operating Expenses
Operating expenses increased by $461,000, or 6.0%, to $8.2 million for the three months ended September 30, 2011, from $7.7 million for the three months ended September 30, 2010. The increase was primarily due to compensation, payroll taxes and fringe benefits which increased by $631,000 to $5.6 million for the three months ended September 30, 2011, from $5.0 million for the three months ended September 30, 2010. Stock awards and options were granted under the Company’s 2011 Equity Incentive Plan (“the Equity Plan”) on August 18, 2011. The quarter ended September 30, 2011 includes 1.5 months of expense for this plan. The expense recognized in the quarter totaled $821,000. The prospective pre-tax quarterly cost associated with the Equity Plan is $1,480,000. Other expenses decreased by $251,000 to $877,000 for the three months ended September 30, 2011, from $1.1 million for the three months ended September 30, 2010. The decrease was primarily due to decreased expenses associated with problem loans.
Income Tax Expense
Income tax expense for the three months ended September 30, 2011 was $3.9 million on pre-tax income of $11.2 million, resulting in an effective tax rate of 34.5%. Income tax expense for the three months ended September 30, 2010 was $4.2 million on pre-tax income of $11.3 million, resulting in an effective tax rate of 36.8%. The Company has implemented various strategic objectives and one of the results of their implementation has been a reduction in the Company’s effective tax rate.
Liquidity and Capital Resources
The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank (“FHLB”) borrowings and investment maturities. While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company has other sources of liquidity if a need for additional funds arises, including advances from the FHLB and Federal Reserve Bank of New York.
At September 30, 2011, the Company had $147.2 million in overnight borrowings from the FHLB. At June 30, 2011, the Company had no overnight borrowings from the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $656.5 million at September 30, 2011 and $509.3 million at June 30, 2011. The Company’s total borrowings at September 30, 2011 include $509.3 million in longer term borrowings with the FHLB. In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At September 30, 2011, outstanding commitments to originate loans totaled $98.7 million and outstanding commitments to extend credit totaled $39.5 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $481.9 million at September 30, 2011. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.
On September 29, 2009, the Federal Deposit Insurance Corporation issued a rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. On December 30, 2009, the Company paid $8.2 million in estimated assessments, of which $5.1 million is prepaid at September 30, 2011.

As of September 30, 2011 and June 30, 2011, the Company and Bank exceeded all regulatory capital requirements as follows:

	At September 30, 2011
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital (to risk-weighted assets)	$545,354	28.2%	$154,287	8.0%
Tier I capital (to risk-weighted assets)	521,121	26.9	77,414	4.0
Tier I capital (to average assets)	521,121	20.3	102,646	4.0

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Total capital (to risk-weighted assets)	$447,291	23.7%	$151,287	8.0%
Tier I capital (to risk-weighted assets)	423,604	22.4	75,643	4.0
Tier I capital (to average assets)	423,604	16.9	100,467	4.0

	At June 30, 2011
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital (to risk-weighted assets)	$666,533	35.5%	$150,361	8.0%
Tier I capital (to risk-weighted assets)	643,002	34.2	75,181	4.0
Tier I capital (to average assets)	643,002	25.1	102,496	4.0

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Total capital (to risk-weighted assets)	$438,588	23.8%	$147,385	8.0%
Tier I capital (to risk-weighted assets)	415,516	22.6	73,693	4.0
Tier I capital (to average assets)	415,516	16.4	101,263	4.0
Critical Accounting Policies
Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended June 30, 2011, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated Balance Sheets at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodologies used to determine the allowance for loan losses and judgments regarding the valuation of intangible assets and securities as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors. For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2011.

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
(ii)	investing in mortgage-backed securities and collateralized mortgage obligations with shorter durations and/or cash flow priortization; and
(iii)	obtaining general financing through longer-term Federal Home Loan Bank advances.
Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. By following these strategies, we believe that we are well-positioned to react to increases in market interest rates. However, as discussed in “Comparison of Operating Results-Net Interest Income before Provision for Loan Losses”, the Company’s interest rate risk increased over the quarter primarily due to decreased reliance on time deposits and an increased use of overnight borrowings.
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

The table below sets forth, as of September 30, 2011, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present Value
				of Assets (3)
					Increase
Change in Interest	Estimated NPV	Estimated Increase (Decrease) in NPV			(Decrease)
Rates (basis points)(1)	(2)	Amount	Percent	NPV Ratio (4)	basis points
	(Dollars in thousands)
+200	$502,926	$(116,549)	(18.8)%	19.8%	(293)
+100	563,994	(55,481)	(9.0)	21.4	(131)
0	619,475	—	0.0	22.7	—
-100	660,711	41,236	6.7	23.6	88

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at September 30, 2011, in the event of a 100 basis point decrease in interest rates, we would experience a _____% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a _____% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.
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
There have been no material changes from those risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 12, 2011. In addition to the risks disclosed in the annual report and the other risks described in this quarterly report, there may also be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. As a result, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risks disclosed are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchase of Our Equity Securities.

The following table shows the Company’s repurchases of its common stock for each calendar month in the quarter ended September 30, 2011 and the stock repurchase plans approved by our Board of Directors.

					Total Number of	Maximum Number of
	Total Number		Average		Shares Purchased	Shares That May Yet
	of Shares		Price Paid		as part of Publicly	Be Purchased Under
Period	Repurchased		Per Share		Announced Plans	the Plans (2)
July	1,905,769		$13.01		1,905,769	2,982,679
August	2,982,679	(1)	12.45	(1)	1,384,579	6,660,156
September	4,881,735		13.02		4,881,735	1,778,421

	9,770,183		$12.84		8,172,083

(1)
Includes 1,598,100 repurchased shares in conjunction with the 2011 Equity Incentive Plan. On August 18, 2011, a total of 1,598,100 shares were granted by the Board of Directors under the Equity Plan. These shares were purchased in open market transactions and reissued as Restricted Stock Awards during the quarter ended September 30, 2011. The total cost of these shares was $19.3 million and the average price per share was $12.06.

(2)
On June 27, 2011, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company repurchased up to 5,624,506 shares, representing approximately 10% of its then outstanding shares. The first repurchase plan was completed on September 14, 2011. In conjunction with the completion of its first 10% repurchase, a new stock repurchase plan, for 10% of the publicly-held outstanding shares, or 5,062,056 shares, was authorized by the Board. The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company conducts such repurchases in accordance with a Rule 10b5-1 trading plan. This program has no expiration date and has 1,778,421 shares yet to be purchased as of September 30, 2011.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Reserved

Item 5.	Other Information
Not applicable

Item 6.	Exhibits
The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of Oritani Financial Corp. *

3.2	Bylaws of Oritani Financial Corp. *

4	Form of Common Stock Certificate of Oritani Financial Corp. *

10.1	Employment Agreement between Oritani Financial Corp. and Kevin J. Lynch**, *****

10.2	Form of Employment Agreement between Oritani Financial Corp. and executive officers**,*****

10.3	Oritani Bank Director Retirement Plan**, *****

10.4	Oritani Bank Benefit Equalization Plan**, *****

10.5	Oritani Bank Executive Supplemental Retirement Income Agreement**, *****

10.6	Form of Employee Stock Ownership Plan**, *****

10.7	Director Deferred Fee Plan**, *****

10.8	Oritani Financial Corp. 2007 Equity Incentive Plan**, *****

10.9	Oritani Financial Corp. 2011 Equity Incentive Plan***, *****

14	Code of Ethics****

21	Subsidiaries of Registrant**

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements tagged as blocks of text ******

*	Incorporated by reference to the Registration Statement on Form S-1 of Oritani Financial Corp. (file no. 333-165226), originally filed with the Securities and Exchange Commission on March 5, 2011.

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

******
As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORITANI FINANCIAL CORP.
Date: November 9, 2011	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date: November 9, 2011	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer