Form 10-Q
period 2011-12-31
Oritani Financial Corp
filed 2012-02-09
CIK 1483195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.    YES  ☒    NO  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of February 9, 2012, there were 56,245,065 shares of the Registrant’s common stock, par value $0.01 per share, issued and 45,477,534 shares outstanding.

Oritani Financial Corp.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	September 30,
	December 31, 2011	June 30, 2011
	(unaudited)
Assets
Cash on hand and in banks	$7,074	$6,978
Federal funds sold and short term investments	1,720	126,265

Cash and cash equivalents	8,794	133,243

Loans, net	1,823,164	1,672,849
Securities available for sale, at market value	590,356	597,374
Securities held to maturity, market value of $35,525 and $38,522	34,309	37,609
Bank Owned Life Insurance (at cash surrender value)	45,493	44,689
Federal Home Loan Bank of New York stock (“FHLB”), at cost	34,998	26,844
Accrued interest receivable	9,476	9,237
Investments in real estate joint ventures, net	5,440	5,309
Real estate held for investment	1,127	1,185
Real estate owned	4,951	3,967
Office properties and equipment, net	15,538	15,012
Deferred tax assets, net	21,099	22,607
Other assets	8,398	17,308

Total Assets	$2,603,143	$2,587,233

Liabilities
Deposits	$1,355,696	$1,381,310
Borrowings	690,515	509,315
Advance payments by borrowers for taxes and insurance	13,833	12,846
Other liabilities	36,383	38,350

Total liabilities	2,096,427	1,941,821

Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 45,477,534 shares outstanding at December 31, 2011 and 55,513,265 shares outstanding at June 30, 2011.	562	562
Additional paid-in capital	492,246	489,593
Unallocated common stock held by the employee stock ownership plan	(28,195)	(28,808)
Restricted Stock Awards	(19,206)	—
Treasury stock, at cost; 10,767,531shares at December 31, 2011 and 731,800 shares at June 30, 2011	(139,737)	(9,300)
Retained income	195,605	190,955
Accumulated other comprehensive income, net of tax	5,441	2,410

Total stockholders’ equity	506,716	645,412

Total Liabilities and Stockholders’ Equity	$2,603,143	$2,587,233

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Statements of Income

(in thousands, except per share data)

	September 30,	September 30,	September 30,	September 30,
	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010
	unaudited
Interest income:
Interest on mortgage loans	$26,936	$24,695	$52,865	$48,991
Interest on securities held to maturity and dividends on FHLB stock	507	822	1,055	1,607
Interest on securities available for sale	3,080	3,793	6,320	7,304
Interest on federal funds sold and short term investments	1	27	30	191

Total interest income	30,524	29,337	60,270	58,093

Interest expense:
Deposits	3,292	3,827	6,975	8,095
Borrowings	5,195	5,223	10,271	10,408

Total interest expense	8,487	9,050	17,246	18,503

Net interest income before provision for loan losses	22,037	20,287	43,024	39,590

Provision for loan losses	2,000	2,500	5,500	4,500

Net interest income	20,037	17,787	37,524	35,090

Other income:
Service charges	285	400	612	687
Real estate operations, net	236	251	586	599
Income from investments in real estate joint ventures	215	205	416	239
Bank-owned life insurance	400	278	804	559
Net (loss) gain on sale of assets	(12)	—	557	718
Net writedown and gain on sales of securities	(262)	—	(262)	13
Other income	58	52	113	101

Total other income	920	1,186	2,826	2,916

Other expenses:
Compensation, payroll taxes and fringe benefits	6,446	5,249	12,034	10,206
Advertising	118	183	270	360
Office occupancy and equipment expense	672	557	1,278	1,151
Data processing service fees	360	296	675	599
Federal insurance premiums	329	331	616	669
Real estate operations	184	115	548	346
Other expenses	954	1,030	1,831	2,158

Total operating expenses	9,063	7,761	17,252	15,489

Income before income tax expense	11,894	11,212	23,098	22,517

Income tax expense	4,268	4,116	8,137	8,271

Net income	$7,626	$7,096	$14,961	$14,246

Income per basic common share	$0.18	$0.13	$0.33	$0.27

Income per diluted common share	$0.18	$0.13	$0.32	$0.27

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Statements of Stockholders’ Equity

Six Months ended December 31, 2010 (unaudited)

(In thousands, except share data)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
								Accumu-
						Un-		lated
						allocated		other
						common		compre-	Total
			Additional	Restricted		stock		hensive	stock-
	Shares	Common	paid-in	Stock	Treasury	held by	Retained	income,	holders’
	Outstanding	stock	capital	Awards	stock	ESOP	income	net of tax	equity
Balance at June 30, 2010	56,202,485	$562	$488,684	$—	$—	$(30,033)	$182,172	$2,008	$643,393
Comprehensive income:
Net income	—	—	—	—	—	—	14,246	—	14,246
Unrealized holding loss on securities available for sale arising during year, net of tax	—	—	—	—	—	—	—	(7,368)	(7,368)
Reclassification adjustment for losses included in net income, net of tax	—	—	—	—	—	—	—	8	8
Amortization related to post-retirement obligations, net of tax	—	—	—	—	—	—	—	90	90

Total comprehensive income									6,976
Cash dividend declared	—	—	—	—	—	—	(9,190)	—	(9,190)
Compensation cost for stock options and restricted stock	—	—	10	—	—	—	—	—	10
ESOP shares allocated or committed to be released	—	—	156	—	—	612	—	—	768
Exercise of stock options	—	—	(15)	—	—	—	—	—	(15)

Balance at December 31, 2010	56,202,485	$562	$488,835	$—	$—	$(29,421)	$187,228	$(5,262)	$641,942

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Statements of Stockholders’ Equity

Six Months ended December 31, 2011 (unaudited)

(In thousands, except share data)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
								Accumu-
						Un-		lated
						allocated		other
						common		compre-	Total
			Additional	Restricted		stock		hensive	stock-
	Shares	Common	paid-in	Stock	Treasury	held by	Retained	income,	holders’
	Outstanding	stock	capital	Awards	stock	ESOP	income	net of tax	equity
Balance at June 30, 2011	55,513,265	$562	$489,593	$—	$(9,300)	$(28,808)	$190,955	$2,410	$645,412
Comprehensive income:
Net income	—	—	—	—	—	—	14,961	—	14,961
Unrealized holding gain on securities available for sale arising during year, net of tax	—	—	—	—	—	—	—	3,066	3,066
Reclassification adjustment for losses included in net income, net of tax								(155)	(155)
Amortization related to post-retirement obligations, net of tax	—	—	—	—	—	—	—	120	120

Total comprehensive income									17,992
Cash dividend declared			—	—	—	—	(10,278)	—	(10,278)
Purchase of treasury stock	(10,048,505)	—	—	—	(130,603)	—	—	—	(130,603)
Purchase of restricted stock awards	(1,598,100)	—	—	(19,266)	—	—	—	—	(19,266)
Issuance of restricted stock awards	1,598,100	—	—	—	—	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	2,298	—	—	—	—	—	2,298
ESOP shares allocated or committed to be released	—	—	334	—	—	613	—	—	947
Tax benefit from stock based compensation	—	—	81	—	—	—	—	—	81
Exercise of stock options	12,774	—	—	—	166	—	(33)	—	133
Vesting of restricted stock awards	—	—	(60)	60	—	—	—	—	—

Balance at December 31, 2011	45,477,534	$562	$492,246	$(19,206)	$(139,737)	$(28,195)	$195,605	$5,441	$506,716

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Statements of Cash Flows

(unaudited)

	September 30,	September 30,
	Six months ended December 31,
	2011	2010
	(in thousands)
Cash flows from operating activities:
Net income	$14,961	$14,246
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	3,245	778
Depreciation of premises and equipment	447	435
Net amortization and accretion of premiums and discounts on securities	1,070	75
Provision for losses on loans	5,500	4,500
Amortization and accretion of deferred loan fees, net	(683)	(465)
(Increase) decrease in deferred taxes	(408)	1,126
Impairment charge on securities	262	—
Gain on sale of securities	—	(13)
Loss (gain) on sale of real estate owned	8	(718)
Writedown of real estate owned	230	214
Proceeds from sale of real estate owned	478	949
Gain on sale of other assets	(565)	—
Increase in cash surrender value of bank owned life insurance	(804)	(559)
Increase in accrued interest receivable	(239)	(68)
Decrease in other assets	6,701	561
Decrease in other liabilities	(2,038)	(119)

Net cash provided by operating activities	28,165	20,942

Cash flows from investing activities:
Net increase in loans receivable	(154,786)	(132,732)
Purchase of mortgage loans	(2,000)	(9,848)
Purchase of securities available for sale	(155,576)	(595,177)
Purchase of securities held to maturity	—	(5,010)
Proceeds from payments, calls and maturities of securities available for sale	166,227	285,291
Proceeds from payments, calls and maturities of securities held to maturity	3,260	18,054
Proceeds from sales of securities available for sale	—	250
Purchase of Federal Home Loan Bank of New York stock	(8,154)	(5,675)
Additional investment in real estate held for investment	—	(49)
Distributions received from real estate held for investment	16	—
Additional investment in real estate joint ventures	(17)	(150)
Distributions received from real estate joint ventures	—	262
Purchase of fixed assets	(973)	(311)
Proceeds from sale of other assets	2,748	—

Net cash used in investing activities	(149,255)	(445,095)

Cash flows from financing activities:
Net decrease in deposits	(25,614)	(33,774)
Purchase of treasury stock	(130,603)	—
Purchase of restricted stock awards	(19,266)	—
Dividends paid to shareholders	(10,277)	(9,190)
Exercise of stock options	133	(15)
Increase in advance payments by borrowers for taxes and insurance	987	996
Proceeds from borrowed funds	215,000	209,450
Repayment of borrowed funds	(33,800)	(83,322)
Tax benefit from stock based compensation	81	—

Net cash (used in) provided by financing activities	(3,359)	84,145

Net decrease in cash and cash equivalents	(124,449)	(340,008)
Cash and cash equivalents at beginning of period	133,243	346,339

Cash and cash equivalents at end of period	$8,794	$6,331

Supplemental cash flow information:
Cash paid during the period for:
Interest	$17,239	$18,489
Income taxes	$9,968	$4,629
Noncash transfer
Loans receivable transferred to real estate owned	$1,654	$6,316

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

In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the six month period ended December 31, 2011 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2012.

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at December 31, 2011 and June 30, 2011 and in the Consolidated Statements of Income for the three and six months ended December 31, 2011 and 2010. Actual results could differ significantly from those estimates.

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

	September 30,	September 30,	September 30,	September 30,
	For the Three Months ended December 31,		For the Six Months ended December 31,
	2011	2010	2011	2010
	(in thousands, except earnings per share data)
Net income	$7,626	$7,096	$14,961	$14,246

Weighted average common shares outstanding — basic	42,442	52,645	45,679	52,626
Effect of dilutive non-vested shares and stock options outstanding	511	157	501	—

Weighted average common shares outstanding — diluted	42,953	52,802	46,180	52,626

Earnings per share-basic	$0.18	$0.13	$0.33	$0.27

Earnings per share-diluted	$0.18	$0.13	$0.32	$0.27

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

Stock Repurchase Program

On June 27, 2011, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company repurchased 5,624,506 shares, representing approximately 10% of its then outstanding shares. A second stock repurchase plan, for 10% of the outstanding shares, or 5,062,056 shares, was announced on September 14, 2011 and a third repurchase plan for 5% of the outstanding shares, or 2,278,776 shares, was announced on November 14, 2011. At December 31, 2011 and February 9, 2012, a total of 10,780,305 shares were acquired under these repurchase programs at a weighted average cost of $12.98 per share. The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company conducts such repurchases in accordance with a Rule 10b5-1 trading plan. At December 31, 2011 and February 9, 2012, there are 2,180,775 shares yet to be purchased under the current plan.

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

Stock options are granted at an exercise price equal to the market price of our common stock on the grant date, based on quoted market prices. Stock options generally vest over a five-year service period and expire ten years from issuance. Options vest immediately upon a change in control and expire 90 days after termination of service, excluding disability or retirement. The Company recognizes compensation expense for all option grants over the awards’ respective requisite service periods. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Since there is limited historical information on the volatility of the Company’s stock, management considered the average volatilities of similar entities for an appropriate period in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method. The Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option. The Company classified share-based compensation for employees and outside directors within “compensation, payroll taxes and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid. The fair value of the options issued during the six months ended December 31, 2011 and 2010 was estimated using the Black-Scholes options-pricing model with the following assumptions:

	September 30,	September 30,
	Six months ended December 31,
	2011	2010
Option shares granted	3,900,250	20,000
Expected dividend yield	4.42%	4.33%
Expected volatility	37.10%	38.22%
Risk-free interest rate	1.30%	1.91%
Expected option life	6.5	6.5

The following is a summary of the Company’s stock option activity and related information for its options plan as of December 31, 2011 and changes therein during the six months then ended:

	September 30,	September 30,	September 30,	September 30,
	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2011	2,747,300	$2.30	$10.43	6.9
Granted	3,900,250	2.71	11.95	10.0
Exercised	(12,774)	2.29	10.43	6.3
Forfeited	(10,000)	2.71	11.95	9.6
Expired	—	—	—	—

Outstanding at December 31, 2011	6,624,776	$2.54	$11.32	8.3

Exercisable at December 31, 2011	2,704,533

The Company recorded $520,000 and $5,000 of share based compensation expense related to the options granted for the three months ended December 31, 2011 and 2010, respectively and $810,000 and $10,000 for the six months ended December 31, 2011 and 2010, respectively. Expected future expense related to the non-vested options outstanding at December 31, 2011 is $9.6 million over a weighted average period of 4.6 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

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

The following is a summary of the status of the Company’s restricted stock shares as of December 31, 2011 and changes therein during the six months then ended:

	September 30,	September 30,
	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2011	—	$—
Granted	1,598,100	11.95
Vested	(5,000)	11.95
Forfeited	(5,000)	11.95

Non-vested at December 31, 2011	1,588,100	$11.95

The Company recorded $952,000 and $1.5 million of share based compensation expense related to the restricted stock shares granted for the three and six months ended December 31, 2011, respectively. There was no restricted stock shares compensation expense for the six months ended December 31, 2010. Expected future expense related to the non-vested restricted shares at December 31, 2011 is $17.6 million over a weighted average period of 4.6 years.

5. Postretirement Benefits

The Company provides several post-retirement benefit plans to directors and to certain active and retired employees. The Company has a nonqualified Directors’ Retirement Plan (the Retirement Plan), a nonqualified Benefit Equalization Plan (BEP Plan) which provides benefits to employees who are disallowed certain benefits under the Company’s qualified benefit plans and a Post Retirement Medical Plan (the Medical Plan) for directors and certain eligible employees. Net periodic benefit costs for the three and six months ended December 31, 2011 and 2010 are presented in the following tables (in thousands). The $241,000 Loss recognized pertained to the BEP Plan and was recognized in accordance with settlement accounting. A portion of this plan was settled during the quarter ended December 31, 2011. The loss was due to the actual discount rate utilized in calculation of the settlement versus the assumed discount rate that had been utilized in plan valuation.

	September 30,	September 30,	September 30,	September 30,
	BEP Plan and Retirement Plan
	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Service cost	$63	$56	$126	$114
Interest cost	77	73	154	147
Loss recognized	241	—	241	—
Amortization of unrecognized:
Prior service cost	15	15	30	30
Net loss	2	33	32	67

Total	$398	$177	$583	$358

	September 30,	September 30,	September 30,	September 30,
	Medical Plan
	Three months ended December 31,		Six months ended December 31,
	2011	2010	2011	2010
Service cost	$29	$22	$48	$43
Interest cost	53	50	100	101
Amortization of unrecognized:
Prior service cost	—	—	—	—
Net loss	14	27	29	54

Total	$96	$99	$177	$198

6. Loans

Net Loans are summarized as follows:

	September 30,	September 30,
	December 31, 2011	June 30, 2011
	(In thousands)

Residential	$157,895	$172,972
Multifamily	572,910	474,776
Commercial real estate	1,007,220	901,916
Second mortgage and equity loans	34,410	38,706
Construction and land loans	68,481	86,502
Other loans	18,594	30,571

Total loans	1,859,510	1,705,443
Less:
Deferred loan fees, net	(7,527)	(6,080)
Allowance for loan losses	(28,819)	(26,514)

Net loans	$1,823,164	$1,672,849

The Company’s allowance for loan losses is analyzed quarterly and many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other environmental factors. See discussion of delinquent loans in “Comparison of Financial Condition at December 31, 2011 and June 30, 2011.” There have been no material changes to the allowance for loan loss methodology disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 12, 2011.

The activity in the allowance for loan losses for the three and six months ended December 31, 2011 and 2010 is summarized as follows:

	September 30,	September 30,	September 30,	September 30,
	Three months ended		Six months ended
	December 31,		December 31,
	(In thousands)		(In thousands)
	2011	2010	2011	2010
Balance at beginning of period	$27,540	$27,007	$26,514	$25,902
Provisions for loan losses	2,000	2,500	5,500	4,500
Recoveries of loans previously charged off	—	80	—	80
Loans charged off	(721)	(5,406)	(3,195)	(6,301)

Balance at end of period	$28,819	$24,181	$28,819	$24,181

The following table provides the three and six month activity in the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	For the three months ended December 31, 2011
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,707	$2,364	$16,533	$469	$4,668	$694	$1,105	$27,540
Charge-offs	(465)	—	—	—	(158)	(98)	—	(721)
Recoveries	—	—	—	—	—	—	—	—
Provisions	432	346	988	32	(341)	(268)	811	2,000

Ending balance	$1,674	$2,710	$17,521	$501	$4,169	$328	$1,916	$28,819

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	For the six months ended December 31, 2011
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,274	$2,703	$15,597	$369	$3,455	$1,625	$1,491	$26,514
Charge-offs	(465)	(194)	(41)	—	(897)	(1,598)	—	(3,195)
Recoveries	—	—	—	—	—	—	—	—
Provisions	865	201	1,965	132	1,611	301	425	5,500

Ending balance	$1,674	$2,710	$17,521	$501	$4,169	$328	$1,916	$28,819

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at December 31, 2011 and June 30, 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31, 2011
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$74	$—	$1,480	$—	$—	$1,554
Collectively evaluated for impairment	1,674	2,710	17,447	501	2,689	328	1,916	27,265

Total	$1,674	$2,710	$17,521	$501	$4,169	$328	$1,916	$28,819

Loans receivables:
Individually evaluated for impairment	$—	$—	$626	$—	$6,629	$—		$7,255
Collectively evaluated for impairment	157,895	572,910	1,006,594	34,410	61,852	18,594		1,852,255

Total	$157,895	$572,910	$1,007,220	$34,410	$68,481	$18,594		$1,859,510

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	At June 30, 2011
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$193	$—	$102	$675	$—	$970
Collectively evaluated for impairment	1,274	2,703	15,404	369	3,353	950	1,491	25,544

Total	$1,274	$2,703	$15,597	$369	$3,455	$1,625	$1,491	$26,514

Loans receivables:
Individually evaluated for impairment	$—	$—	$1,948	$—	$9,231	$1,500		$12,679
Collectively evaluated for impairment	172,972	474,776	899,968	38,706	77,271	29,071		1,692,764

Total	$172,972	$474,776	$901,916	$38,706	$86,502	$30,571		$1,705,443

The Company continuously monitors the credit quality of its loan receivables. In addition to internal staff, the Company utilizes the services of a third party loan review firm to rate the credit quality of its loan receivables. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified as “Satisfactory” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Pass/Watch” have generally acceptable asset quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such characteristics include strained liquidity, slow pay, stale financial statements or other circumstances requiring greater attention from bank staff. We classify an asset as “Special Mention” if the asset has a potential weakness that warrants management’s close attention. Such weaknesses, if left uncorrected may result in the deterioration of the repayment prospects of the asset. An asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Included in the Substandard caption at December 31, 2011 are all loans that were past due 90 days (or more) and all impaired loans. The following table provides information about the loan credit quality at December 31, 2011 and June 30, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Credit Quality Indicator at December 31, 2011
			Special
	Satisfactory	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$147,528	$5,534	$1,629	$3,204	$—	$157,895
Multifamily	547,276	12,762	8,071	4,801	—	572,910
Commercial real estate	889,432	79,593	19,105	19,090	—	1,007,220
Second mortgage and equity loans	30,952	1,496	1,616	346	—	34,410
Construction and land loans	30,808	20,669	4,027	12,977	—	68,481
Other loans	18,294	166	134	—	—	18,594

Total	$1,664,290	$120,220	$34,582	$40,418	$—	$1,859,510

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Credit Quality Indicator at June 30, 2011
			Special
	Satisfactory	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$166,959	$3,921	$1,087	$1,005	$—	$172,972
Multifamily	458,232	11,574	991	3,979	—	474,776
Commercial real estate	809,174	58,414	25,738	8,590	—	901,916
Second mortgage and equity loans	38,257	63	123	263	—	38,706
Construction and land loans	44,070	23,060	4,177	15,195	—	86,502
Other loans	22,194	6,624	55	1,698	—	30,571

Total	$1,538,886	$103,656	$32,171	$30,730	$—	$1,705,443

The following table provides information about loans past due at December 31, 2011 and June 30, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Nonaccrual
	(In thousands)
Residential	$5,534	$345	$4,487	$10,366	$147,529	$157,895	$4,487
Multifamily	1,317	4,651	374	6,342	566,568	572,910	374
Commercial real estate	4,360	1,436	6,306	12,102	995,118	1,007,220	6,306
Second mortgage and equity loans	1,478	1,507	448	3,433	30,977	34,410	448
Construction and land loans	—	—	6,629	6,629	61,852	68,481	6,629
Other loans	134	—	—	134	18,460	18,594	—

Total	$12,823	$7,939	$18,244	$39,006	$1,820,504	$1,859,510	$18,244

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	At June 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Nonaccrual
	(In thousands)
Residential	$3,921	$1,087	$1,005	$6,013	$166,959	$172,972	$1,005
Multifamily	—	3,810	550	4,360	470,416	474,776	550
Commercial real estate	3,041	307	3,456	6,804	895,112	901,916	3,456
Second mortgage and equity loans	63	123	263	449	38,257	38,706	263
Construction and land loans	—	—	8,332	8,332	78,170	86,502	8,332
Other loans	—	—	1,697	1,697	28,874	30,571	1,697

Total	$7,025	$5,327	$15,303	$27,655	$1,677,788	$1,705,443	$15,303

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. At December 31, 2011 impaired loans were primarily collateral-dependent and totaled $7.3 million with a specific allowance for credit losses of $1.6 million. At June 30, 2011 impaired loans were primarily collateral dependent and totaled $12.7 million, of which $7.9 million of impaired loans had a related allowance for credit losses of $970,000 and $4.8 million of impaired loans had no related allowance for credit losses.

The following table provides information about the Company’s impaired loans at December 31, 2011 and June 30, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Impaired Financing Receivables
	At December 31, 2011			Six months ended December 31, 2011
		Unpaid		Average	Interest
	Recorded	Principal		Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
			(In thousands)
With an allowance recorded:
Commercial real estate	$552	$626	$74	$584	$—
Construction and land loans	5,149	6,629	1,480	6,122	—

	$5,701	$7,255	$1,554	$6,706	$—

	September 30,	September 30,	September 30,	September 30,	September 30,
	Impaired Financing Receivables
	At June 30, 2011			Twelve months ended June 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal		Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
			(In thousands)
With no related allowance recorded;
Commercial real estate	$1,350	$1,350	$—	$1,438	$22
Construction and land loans	3,421	3,421	—	4,079	3

	4,771	4,771	—	5,517	25
With an allowance recorded:
Commercial real estate	$405	$598	$193	$527	$34
Construction and land loans	5,708	5,810	102	5,854	197
Other loans	825	1,500	675	1,344	66

	6,938	7,908	970	7,725	297
Total:
Commercial real estate	$1,755	$1,948	$193	$1,965	$56
Construction and land loans	9,129	9,231	102	9,933	200
Other loans	825	1,500	675	1,344	66

	$11,709	$12,679	$970	$13,242	$322

Troubled debt restructured loans (“TDRs”) are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. The Company has selectively modified certain borrower’s loans to enable the borrower to emerge from delinquency and keep their loans current. The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period. Management classifies all TDRs as impaired loans. Included in impaired loans at December 31, 2011 are $5.5 million of loans which are deemed troubled debt restructurings. At June 30, 2011, TDR ‘s totaled $ 9.5 million.

The following table presents additional information regarding the Company’s TDRs as of December 31, 2011 and June 30, 2011:

	September 30,	September 30,	September 30,
	Troubled Debt Restructurings at December 31, 2011
	Performing	Nonperforming	Total
		(in thousands)
Commercial real estate	$—	$626	$626
Construction and land loans	—	4,878	4,878
Other loans	—	—	—

Total	$—	$5,504	$5,504

Allowance	$—	$1,254	$1,254

	September 30,	September 30,	September 30,
	Troubled Debt Restructurings at June 30, 2011
	Performing	Nonperforming	Total
		(in thousands)
Commercial real estate	$598	$626	$1,224
Construction and land loans	898	5,843	6,741
Other loans	—	1,500	1,500

Total	$1,496	$7,969	$9,465

Allowance	$295	$675	$970

There have not been any loans that were modified in a troubled debt restructuring during the six months ended December 31, 2011. There have not been any loans that were restructured during the last twelve months that have subsequently defaulted during the current quarter ended December 31, 2011.

7. Investment Securities

Securities Held to Maturity

The following is a comparative summary of securities held to maturity at December 31, 2011 and June 30, 2011:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Mortgage-backed securities:
FHLMC	$6,208	$314	$—	$6,522
FNMA	21,442	667	15	22,094
GNMA	3,310	148	—	3,458
CMO	3,349	102	—	3,451

	$34,309	$1,231	$15	$35,525

	September 30,	September 30,	September 30,	September 30,
	June 30, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Mortgage-backed securities:
FHLMC	$7,546	$402	$—	$7,948
FNMA	22,413	530	200	22,743
GNMA	3,425	65	—	3,490
CMO	4,225	116	—	4,341

	$37,609	$1,113	$200	$38,522

The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any securities held to maturity during the six months ended December 31, 2011 and 2010. Securities with fair values of $28.5 million and $30.3 million at December 31, 2011 and June 30, 2011, respectively, were pledged as collateral for advances. The Company did not record other than temporary impairment charges on securities held to maturity during the six months ended December 31, 2011 or 2010.

Gross unrealized losses on securities held-to-maturity and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and June 30, 2011 were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
	Less than 12 months		Greater than 12 months		Total
	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses
Mortgage-backed securities:
FNMA	$5,003	$15	$—	$—	$5,003	$15

	$5,003	$15	$—	$—	$5,003	$15

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	June 30, 2011
	Less than 12 months		Greater than 12 months		Total
	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses
Mortgage-backed securities:
FNMA	$6,776	$200	$—	$—	$6,776	$200

	$6,776	$200	$—	$—	$6,776	$200

At December 31, 2011, management has evaluated the securities in the above table and has concluded that none of the securities with losses has impairments that are other-than-temporary.

Securities Available for Sale

The following is a comparative summary of securities available for sale at December 31, 2011 and June 30, 2011:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$24,281	$310	$—	$24,591
Corporate bonds	—	—	—	—
Equity securities	1,210	121	16	1,315
Mortgage-backed securities:
FHLMC	20,219	520	12	20,727
FNMA	67,923	3,171	—	71,094
CMO	465,932	7,099	402	472,629

	$579,565	$11,221	$430	$590,356

	September 30,	September 30,	September 30,	September 30,
	June 30, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$74,866	$—	$477	$74,389
Due in five to ten years	13,489	6	—	13,495
Corporate bonds	2,000	21	—	2,021
Equity securities	1,472	177	112	1,537
Mortgage-backed securities:
FHLMC	9,448	670	—	10,118
FNMA	75,789	1,377	140	77,026
CMO	414,443	4,654	309	418,788

	$591,507	$6,905	$1,038	$597,374

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any securities available for sale during the six months ended December 31, 2011. During the 2010 period, the Company owned shares in an Asset Management Mutual Fund with underlying investments in adjustable rate mortgages. Proceeds from the sale of the mutual fund were $250,000 for the six months ended December 31, 2010. The Company recognized gains from the sale of mutual funds of $13,000 during the six months ended December 31, 2010. The Equity securities caption relates to holdings of shares in financial institutions common stock. The Company recorded a non-cash impairment charge to earnings of $262,000 for the six months ended December 31, 2011 on equity securities. There were no impairment charges on securities available for sale for the six months ended December 31, 2010. Available for sale securities with fair values of $428.0 million and $496.2 million at December 31, 2011 and June 30, 2011, respectively, were pledged as collateral for advances.

Gross unrealized losses on securities available for sale and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and June 30, 2011 were as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
	Less than 12 months		Greater than 12 months		Total
	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses
	(In thousands)
Equity securities	$111	16	—	—	111	16
Mortgage-backed securities:
FHLMC	$13,365	12	—	—	13,365	12
CMO	23,146	402	—	—	23,146	402

	$36,622	430	—	—	36,622	430

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	June 30, 2011
	Less than 12 months		Greater than 12 months		Total
	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses
	(In thousands)
U.S. Government and federal agency obligations	$74,389	477	—	—	74,389	477
Equity securities	614	112	—	—	614	112
Mortgage-backed securities:
FNMA	29,076	140	—	—	29,076	140
CMO	45,855	309	—	—	45,855	309

	$149,934	1,038	—	—	149,934	1,038

At December 31, 2011, management has evaluated the securities in the above table and has concluded that none of the securities with losses has impairments that are other-than-temporary. The Equity securities caption relates to holdings of shares in financial industry common stock. Management evaluated its portfolio of equity securities and, based on its evaluation of the financial condition and near-term prospects of an issuer, management believed that it could recover its investment in the security.

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

The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. The estimated fair values for securities available for sale are obtained from an independent nationally recognized third-party pricing service. Our independent pricing service provides us with prices which are primarily categorized as Level 2 inputs, as quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our securities portfolio, including option pricing and discounted cash flows. Inputs to these models include market spreads, dealer quotes, prepayment speeds, credit information and the instrument’s terms and conditions, among other things. Management compares the pricing to a second independent pricing source for reasonableness. Equity securities are reported at Level 1 inputs based on quoted market prices for identical securities in active markets.

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

The following table sets forth the Company’s financial assets that were accounted for at fair values as of December 31, 2011 and June 30, 2011 by level within the fair value hierarchy. As required by ASC 820, financial assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurements (in thousands):

	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurements at Reporting Date using:
	Fair Value as of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Measured on a recurring basis:
Assets:
U.S. Government and federal agency obligations	$24,591	$—	$24,591	$—
Equity Securities	1,315	1,315	—	—
Mortgage-backed securities available for sale
FHLMC	20,727	—	20,727	—
FNMA	71,094	—	71,094	—
CMO	472,629	—	472,629	—

Total measured on a recurring basis	$590,356	$1,315	$589,041	$—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Commercial real estate	$552	$—	$—	$552
Construction and land loans	5,149	—	—	5,149

Total impaired loans	5,701	—	—	5,701

Real estate owned
Residential	2,032	—	—	2,032
Multifamily	185	—	—	185
Commercial real estate	1,293	—	—	1,293
Construction and land loans	1,441	—	—	1,441

Total real estate owned	4,951	—	—	4,951

Total measured on a non-recurring basis	$10,652	$—	$—	$10,652

	September 30,	September 30,	September 30,	September 30,
	Fair Value Measurements at Reporting Date using:
	Fair Value as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Measured on a recurring basis:
Assets:
U.S. Government and federal agency obligations	$87,884	$—	$87,884	$—
Corporate bonds	2,021	—	2,021	—
Equity Securities	1,537	1,537	—	—
Mortgage-backed securities available for sale
FHLMC	10,118	—	10,118	—
FNMA	77,026	—	77,026	—
CMO	418,788	—	418,788	—

Total measured on a recurring basis	$597,374	$1,537	$595,837	$—

Measured on a non-recurring basis:
Assets:
Impaired loans:
Commercial real estate	$1,129	$—	$—	$1,129
Construction and land loans	8,197	—	—	8,197
Other loans	825	—	—	825

Total impaired loans	10,151	—	—	10,151

Real estate owned
Residential	1,926	—	—	1,926
Commercial real estate	1,441	—	—	1,441
Construction and land loans	600	—	—	600

Total real estate owned	3,967	—	—	3,967

Total measured on a non-recurring basis	$14,118	$—	$—	$14,118

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

Securities

The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. The estimated fair values for securities available for sale are obtained from an independent nationally recognized third-party pricing service. Various modeling techniques are used to determine pricing for our securities portfolio, including option pricing and discounted cash flows. Equity securities are based on quoted market prices for identical securities in active markets.

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

Deposit Liabilities

The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, savings, and NOW and money market accounts, is equal to the amount payable on demand as of December 31, 2011 and June 30, 2011. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

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

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		June 30, 2011
	Carrying value	Fair value	Carrying value	Fair value
	(In thousands)
Financial assets:
Cash and cash equivalents	$8,794	8,794	133,243	133,243
Securities held to maturity	34,309	35,525	37,609	38,522
Securities available for sale	590,356	590,356	597,374	597,374
Federal Home Loan Bank of New York stock	34,998	34,998	26,844	26,844
Loans,net	1,823,164	1,902,426	1,672,849	1,709,785
Financial liabilities — deposits	1,355,696	1,360,626	1,381,310	1,384,572
Financial liabilities — borrowings	690,515	741,012	509,315	529,803

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

9. Deposits

Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. The Bank accepts brokered deposits on a limited basis, when it is deemed cost effective. Deposit accounts at the Bank are insured by the FDIC up to a maximum of $250,000. Deposit balances are summarized as follows:

	September 30,	September 30,
	December 31, 2011	June 30, 2011
	(In thousands)
Checking accounts	$203,828	$162,147
Money market accounts	364,630	390,684
Savings accounts	153,767	152,906
Time deposits	633,471	675,573

Total deposits	$1,355,696	$1,381,310

At December 31, 2011, time deposits included brokered deposits of $22.9 million which had weighted average interest rates of 2.46% and weighted average maturity of 4.3 years. At June 30, 2011, time deposits included brokered deposits of $22.9 million which had weighted average interest rates of 2.46% and weighted average maturity of 4.8 years.

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

11. Real Estate Joint Ventures, net and Real Estate Held for Investment

The Company accounts for investments in joint ventures under the equity method. The balance reflects the cost basis of investments, plus the Company’s share of income earned on the joint venture operations, less cash distributions, including excess cash distributions, and the Company’s share of losses on joint venture operations. Cash received in excess of the Company’s recorded investment in a joint venture is recorded as unearned revenue in other liabilities. The net book value of real estate joint ventures was $4.8 million at both December 31, 2011 and June 30, 2011.

Real estate held for investment includes the Company’s undivided interest in real estate properties accounted for under the equity method and properties held for investment purposes. Cash received in excess of the Company’s recorded investment for an undivided interest in real estate property is recorded as unearned revenue in other liabilities. The operations of the properties held for investment purposes are reflected in the financial results of the Company and included in the Other Income caption in the Income Statement. Properties held for investment purposes are carried at cost less accumulated depreciation. The net book value of real estate held for investment was $(134,000) and $(118,000) at December 31, 2011 and June 30, 2011, respectively.

12. Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This standard indefinitely defers certain provisions of ASU 2011-05 (described below). The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance will not result in a change in the presentation of comprehensive income in the Company’s consolidated financial statements

In September 2011, the FASB issued ASU No. 2011-09, “Compensation (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan.” This update requires additional disclosures about employer’s participation in multiemployer pension plans including information about the plan’s funded status if it is readily available. The ASU is effective for annual periods for fiscal years ending after December 15, 2011. Early application is permitted. An entity is required to apply the ASU retrospectively for all periods presented. We do not expect the adoption of this Accounting Standard Update to have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” Under the new guidance, the components of net income and the components of other comprehensive income can be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this update should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. Adoption of this guidance is expected to result in presentation changes to the Company’s statements of income and the addition of a statement of comprehensive income. The adoption will have no effect on the Company’s balance sheets.

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

In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring “, to amend previous guidance with respect to troubled debt restructurings. This updated guidance is designed to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. In particular, additional guidance has been added to help creditors determine whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. We adopted the applicable requirements on July 1, 2011 and have provided the related disclosures as required with no significant impact on the Company’s financial statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Oritani Financial Corp. (“the Company”) is a Delaware corporation that was incorporated in March 2010 to be the successor to Oritani Financial Corp. (“Oritani-Federal”), a federal corporation. Oritani-Federal is the former stock holding company for Oritani Bank (“the Bank”). In conjunction with the second step transaction of Oritani Financial Corp., MHC, the former mutual holding company parent, Oritani-Federal ceased to exist and the Company became its successor. The second step transaction was completed on June 24, 2010. The Company sold a total of 41,363,214 shares of common stock at $10.00 per share in the related stock offering. Concurrent with the completion of the offering, shares of Oritani-Federal common stock owned by public stockholders were exchanged for 1.50 shares of the Company’s common stock. In lieu of fractional shares, shareholders were paid in cash. The Company also issued 481,546 shares of common stock for the accelerated vesting of restricted stock awards triggered by the conversion. As a result of the offering, the exchange, and shares issued due to the accelerated vesting, as of June 30, 2010, the Company had 56,202,485 shares outstanding. Net proceeds from the offering were $401.8 million. As of December 31, 2011, the Company had 45,477,534 shares outstanding. The decrease is primarily due to repurchase activity.

The Company is the stock holding company of Oritani Bank. The Company owns 100% of the outstanding shares of common stock of the Bank. The Company has engaged primarily in the business of holding the common stock of the Bank and two limited liability companies that own a variety of real estate investments. In addition, the Company has engaged in limited lending to the real estate investment properties in which (either directly or through one of its subsidiaries) it maintains an ownership interest. The Bank’s principal business consists of attracting retail and commercial bank deposits from the general public and investing those deposits, together with funds generated from operations, in multi-family and commercial real estate loans, one- to four-family residential mortgage loans as well as in second mortgage and equity loans, construction loans, business loans, other consumer loans, and investment securities. The Bank originates loans primarily for investment and holds such loans in its portfolio. Occasionally, the Bank will also enter into loan participations. The Bank’s primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities. The Bank’s revenues are derived principally from interest on loans and securities as well as our investments in real estate and real estate joint ventures. The Bank also generates revenue from fees and service charges and other income. The Bank’s results of operations depend significantly on its net interest income; which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. The Bank’s net interest income is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, the timing of the placement of interest-earning assets and interest-bearing liabilities, and the prepayment rate on its mortgage-related assets. Provisions for loan losses and asset impairment charges can also have a significant impact on results of operations. Other factors that may affect the Bank’s results of operations are general and local economic and competitive conditions, government policies and actions of regulatory authorities.

The Bank’s business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to its individual and business customers. The Bank’s primary focus has been, and will continue to be, growth in multi-family and commercial real estate lending.

Comparison of Financial Condition at December 31, 2011 and June 30, 2011

Total Assets. Total assets increased $15.9 million, or 0.6%, to $2.60 billion at December 31, 2011, from $2.59 billion at June 30, 2011. The primary investing activities were in loans and mortgage-backed securities (“MBS”) available for sale (“AFS”). These activities were funded by decreases in federal funds sold and an increase in overnight borrowings. Asset growth has been muted by one of the Company’s recent strategic decisions. Cash flows from the investment portfolio have been applied to overnight borrowings, and not redeployed into the investment portfolio. This decision was made to lessen the interest rate risk that is being created through the increased overnight borrowings, as well as the low returns currently available on investments.

Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) decreased $124.5 million to $8.8 million at December 31, 2011, from $133.2 million at June 30, 2011. The funds were deployed in general operations, including funding of the Company’s stock repurchase activity.

Net Loans. Loans, net increased $150.3 million, or 9.0%, to $1.82 billion at December 31, 2011, from $1.67 billion at June 30, 2011. The Company continues its emphasis on loan originations, particularly multifamily and commercial real estate loans. Loan originations totaled $262.1 million and purchases totaled $2.0 million for the six months ended December 31, 2011.

Delinquency and non performing asset information is provided below:

	September 30,	September 30,	September 30,	September 30,	September 30,
	12/31/2011	9/30/2011	6/30/2011	3/31/2011	12/31/2010
	(in thousands)
Delinquency Totals
30 — 59 days past due	$12,823	$15,802	$7,025	$6,523	$14,460
60 — 89 days past due	7,939	5,694	5,327	3,688	2,437
Nonaccrual	18,244	16,954	15,303	12,563	25,055

Total	$39,006	$38,450	$27,655	$22,774	$41,952

Non Performing Asset Totals
Nonaccrual loans, per above	$18,244	$16,954	$15,303	$12,563	$25,055
Real Estate Owned	4,951	4,419	3,967	5,953	6,102
Loans Held For Sale	—	—	—	9,484	9,484

Total	$23,195	$21,373	$19,270	$28,000	$40,641

Nonaccrual loans to total loans	0.98%	0.96%	0.90%	0.75%	1.50%
Delinquent loans to total loans	2.10%	2.18%	1.62%	1.35%	2.51%
Non performing assets to total assets	0.89%	0.82%	0.74%	1.09%	1.58%

Over the fiscal year ended June 30, 2011, the Company realized significant decreases in total delinquent loans, nonaccrual loans and nonperforming assets. In fiscal 2012, there have been increases in the loan delinquency categories. The increases are primarily due to increases in residential delinquencies. Over the fiscal year ended June 30, 2011, the Company realized significant decreases in total delinquent loans, nonaccrual loans and nonperforming assets. In fiscal 2012, there have been increases in the loan delinquency categories. The increases are primarily due to increases in total residential delinquencies (consisting of residential loans as well as second mortgages and equity loans). There have also been increases in commercial real estate loans but these increases were partially offset by decreases in construction loan and other loan delinquencies. The commercial real estate delinquency increases that occurred primarily consisted of loans with balances less than $1.0 million.

The most significant change between September 30 and December 31, 2011 was a $2.2 million increase in the 60-89 days past due category. The largest loan in this category at December 31, 2011 is a $3.6 million loan on a multifamily property in Hudson County New Jersey. This loan was also a component of the September 30 total. The primary reasons for the increase in the 60-89 days past due category are a $1.5 million residential loan and a $1.1 million loan on a mixed use property. Both of these properties are in Bergen County, New Jersey. The residential loan was in the 30-59 days past due category at September 30, 2011 and is currently rated special mention. The mixed use loan was also in the 30-59 days past due category at September 30, 2011. This loan is currently rated substandard. Payments on this loan have been inconsistent and legal action has commenced.

At December 31, 2011, there are two nonaccrual loans as well as one nonaccrual loan relationship with balances greater than $1.0 million. These loans are discussed below:

•

A construction loan relationship in which Oritani is a participant. The relationship entails two borrowing entities and four separate properties. Oritani’s portion of this loan relationship totals $4.9 million. All four of the properties are for residential tract development and are located in Rockland and Orange counties, New York. The loan is classified as impaired and as a troubled debt restructuring as of December 31, 2011. The lead lender on this loan is attempting to negotiate a settlement with the borrowers that would expedite resolution. In accordance with the results of the impairment analysis for this loan, a charge off of $1.5 million was previously recognized against this loan and a $1.2 million impairment reserve remains against this loan as of December 31, 2011.

•

A $2.8 million mixed use building in Bergen County, NJ. The borrower encountered cash flow difficulties and is currently negotiating with Oritani for repayment of the past due amounts in a manner satisfactory to Oritani. The loan is classified as substandard. The loan has not been classified as impaired as the current cash flows are sufficient to satisfy the debt obligation and it is expected that repayment in full will ultimately come from the borrower.

•

A $1.8 million construction loan for a luxury home in Morris County, New Jersey. Construction at the property ceased and foreclosure proceedings have commenced. Although foreclosure action is proceeding, there are ongoing negotiations in an attempt to reach a settlement on this matter. The loan is classified as impaired as of December 31, 2011. In accordance with the results of the impairment analysis for this loan, charge offs totaling $947,000 were previously recognized against this loan and a $300,000 impairment reserve remains against this loan as of December 31, 2011.

There are nine other multifamily/commercial real estate loans, totaling $3.9 million, classified as nonaccrual at December 31, 2011. The largest of these loans has a balance of $679,000.

There are fifteen other residential loans, totaling $4.9 million, classified as nonaccrual at December 31, 2011. The largest of these loans has a balance of $958,000.

See additional information regarding the allowance for loan losses in footnote 6 of the financial statements.

Mortgage-backed Securities Available For Sale. MBS AFS increased $58.5 million to $564.5 million at December 31, 2011, from $505.9 million at June 30, 2011. On a linked quarter basis, however, balances in this category have decreased $41.8 million as the Company is not currently redeploying proceeds from the investment portfolio into new purchases.

Real Estate Owned. Real estate owned (“REO”) increased $984,000 to $5.0 million at December 31, 2011, from $4.0 million at June 30, 2011. During the six months ended December 31, 2011, the Bank took title to three properties and disposed of one property. The $5.0 million balance consists of 9 properties. Four of these properties, with a book value of $3.0 million, are currently under contract for sale. One of the closings occurred in January.

Deposits. Deposits decreased $25.6 million, or 1.9%, to $1.36 billion at December 31, 2011, from $1.38 billion at June 30, 2011. Growth in core accounts was offset by decreases in time deposits. Strong deposit growth in core accounts remains a strategic objective of the Company and promotions designed to attract core accounts were recently implemented. New branch locations in Upper Montclair and Clifton, NJ, have opened during the fiscal year.

Stockholders’ Equity. Stockholders’ equity decreased $138.7 million to $506.7 million at December 31, 2011, from $645.4 million at June 30, 2011. The decline is primarily attributable to stock repurchases. The Company’s repurchase activity is summarized below:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Period			Cumulative
Period	Number of Shares	Average Price Paid Per Share	Total Cost	Number of Shares	Average Price Paid Per Share	Total Cost

Through Sept. 30, 2011	8,903,883	$12.98	$115,552,749	8,903,883	$12.98	$115,552,749
Oct. 1 — Dec. 31, 2011	1,876,422	12.98	24,349,831	10,780,305	12.98	139,902,579
Jan. 1 — Feb. 9, 2012	—	—	—	10,780,305	12.98	139,902,579

On November 14, 2011, the Company announced a repurchase plan for up to 2,278,776 shares of its common stock. As of February 9, 2012, there were 2,180,775 shares authorized under the Company’s current stock repurchase plan that had not yet been purchased.

On August 18, 2011, a total of 1,598,100 shares were granted by the Board of Directors under the Company’s 2011 Equity Incentive Plan (“the Equity Plan”). In addition to the repurchase activity above, the Company repurchased 1,598,100 shares in conjunction with the Equity Plan. These shares were purchased in open market transactions during the quarter ended September 30, 2011. The total cost of these shares was $19.3 million and the average cost per share was $12.06.

Based on our December 31, 2011 closing price of $12.77 per share and book value per share of $11.14, the Company stock was trading at 114.6% of book value.

Average Balance Sheet for the Three and Six Months Ended December 31, 2011 and 2010

The following tables present certain information regarding Oritani Financial Corp.’s financial condition and net interest income for the three and six months ended December 31, 2011 and 2010. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Average Balance Sheet and Yield/Rate Information
	For the Three Months Ended (unaudited)
	December 31, 2011			December 31, 2010
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans (1)	$1,778,394	$26,936	6.06%	$1,590,622	$24,695	6.21%
Securities held to maturity (2)	34,039	281	3.30%	26,639	410	6.16%
Securities available for sale	52,006	304	2.34%	333,233	1,906	2.29%
Mortgage backed securities held to maturity	35,488	226	2.55%	48,362	412	3.41%
Mortgage backed securities available for sale	595,317	2,776	1.87%	356,186	1,887	2.12%
Federal funds sold and short term investments	1,675	1	0.24%	37,658	27	0.29%

Total interest-earning assets	2,496,919	30,524	4.89%	2,392,700	29,337	4.90%

Non-interest-earning assets	107,492			104,458

Total assets	$2,604,411			$2,497,158

Interest-bearing liabilities:
Savings deposits	154,466	160	0.41%	148,427	228	0.61%
Money market	377,170	677	0.72%	272,585	679	1.00%
Checking accounts	202,910	214	0.42%	161,790	215	0.53%
Time deposits	644,642	2,241	1.39%	688,411	2,705	1.57%

Total deposits	1,379,188	3,292	0.95%	1,271,213	3,827	1.20%
Borrowings	666,710	5,195	3.12%	530,173	5,223	3.94%

Total interest-bearing liabilities	2,045,898	8,487	1.66%	1,801,386	9,050	2.01%

Non-interest-bearing liabilities	49,214			50,316

Total liabilities	2,095,112			1,851,702
Stockholders’ equity	509,299			645,456

Total liabilities and stockholders’ equity	$2,604,411			$2,497,158

Net interest income		$22,037			$20,287

Net interest rate spread (3)			3.23%			2.89%

Net interest-earning assets (4)	$451,021			$591,314

Net interest margin (5)			3.53%			3.39%

Average of interest-earning assets to interest-bearing liabilities			122.05%			132.83%

(1)	Includes nonaccrual loans.

(2)	Includes Federal Home Loan Bank Stock.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Six Months Ended (unaudited)
	December 31, 2011			December 31, 2010
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Interest-earning assets:
Loans (1)	$1,744,180	$52,865	6.06%	$1,570,361	$48,991	6.24%
Securities held to maturity (2)	30,933	580	3.75%	25,848	702	5.43%
Securities available for sale	70,173	686	1.96%	342,520	4,129	2.41%
Mortgage backed securities held to maturity	36,269	475	2.62%	54,040	905	3.35%
Mortgage backed securities available for sale	573,512	5,634	1.96%	263,451	3,175	2.41%
Federal funds sold and short term investments	20,650	30	0.29%	129,259	191	0.30%

Total interest-earning assets	2,475,717	60,270	4.87%	2,385,479	58,093	4.87%

Non-interest-earning assets	107,976			101,874

Total assets	$2,583,693			$2,487,353

Interest-bearing liabilities:
Savings deposits	153,931	371	0.48%	148,133	486	0.66%
Money market	383,107	1,517	0.79%	284,860	1,430	1.00%
Checking accounts	189,339	426	0.45%	150,696	453	0.60%
Time deposits	656,580	4,661	1.42%	698,248	5,726	1.64%

Total deposits	1,382,957	6,975	1.01%	1,281,937	8,095	1.26%
Borrowings	598,923	10,271	3.43%	512,603	10,408	4.06%

Total interest-bearing liabilities	1,981,880	17,246	1.74%	1,794,540	18,503	2.06%

Non-interest-bearing liabilities	49,845			48,019

Total liabilities	2,031,725			1,842,559
Stockholders’ equity	551,968			644,794

Total liabilities and stockholders’ equity	$2,583,693			$2,487,353

Net interest income		$43,024			$39,590

Net interest rate spread (3)			3.13%			2.81%

Net interest-earning assets (4)	$493,837			$590,939

Net interest margin (5)			3.48%			3.32%

Average of interest-earning assets to interest-bearing liabilities			124.92%			132.93%

(1)	Includes nonaccrual loans.

(2)	Includes Federal Home Loan Bank Stock.

(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2011 and 2010

Net Income. Net income increased $530,000, or 7.5%, to $7.6 million for the quarter ended December 31, 2011, from $7.1 million for the corresponding 2010 quarter. The primary cause of the increase was increased net interest income and decreased provision for loan losses, partially offset by increased expenses.

Interest Income. Total interest income increased $1.2 million, or 4.0%, to $30.5 million for the three months ended December 31, 2011, from $29.3 million for the three months ended December 31, 2010. The largest increase occurred in interest on loans, which increased $2.2 million or 9.1%, to $26.9 million for the three months ended December 31, 2011, from $24.7 million for the three months ended December 31, 2010. During that same period, the average balance of loans increased $187.8 million while the yield on the portfolio decreased 15 basis points. The decreased yield was primarily due to the impact of current market rates on new originations, refinancings, prepayments and repricings. There was an overall decrease in interest income regarding the investment related categories (Securities HTM; Securities AFS; MBS HTM; MBS AFS and short term investments). On an overall basis, there were decreases in yield and average balances. The decreased yield was primarily due to the prepayment of higher yielding securities and the returns associated with new purchases. Management actively purchased such assets at times over the period as excess funds were available for deployment. The investment purchases were primarily in the category of MBS AFS as management believed such securities provided the best available risk/reward profile based on the projected cash needs and interest rate risk position of the Company. However, purchases have slowed considerably and there was only one investment purchase of any type during the quarter ended December 31, 2011. MBS AFS was the only investment category that realized an increase in interest income over the periods. Interest on MBS AFS increased $889,000, or 47.1%, to $2.8 million for the three months ended December 31, 2011, from $1.9 million for the three months ended December 31, 2010. The average balance of MBS AFS increased $239.1 million for the three months ended December 31, 2011 versus the corresponding 2010 period while the yield on the portfolio decreased 25 basis points.

Interest Expense. Total interest expense decreased $563,000, or 6.2%, to $8.5 million for the three months ended December 31, 2011, from $9.1 million for the three months ended December 31, 2010. The majority of the decrease occurred in interest expense on deposits, which decreased $535,000, or 14.0%, to $3.3 million for the three months ended December 31, 2011, from $3.8 million for the three months ended December 31, 2010. The average balance of interest bearing deposits increased $108.0 million over the period while the average cost of these funds decreased 25 basis points. Market interest rates allowed the Bank to reprice many maturing time deposits, as well as other interest bearing deposits, at lower rates, decreasing the cost of funds. Interest expense on borrowings was fairly stable between the two periods. However, the average balance of borrowings increased significantly ($136.5 million) over the period while the cost decreased significantly (82 basis points). The Company has increased its overnight borrowings with the Federal Home Loan Bank of New York (“FHLB-NY”). These borrowings had a very low cost associated with them.

Net Interest Income Before Provision for Loan Losses. Net interest income increased by $1.8 million, or 8.6%, to $22.0 million for the three months ended December 31, 2011, from $20.3 million for the three months ended December 31, 2010. The Company’s net interest income, spread and margin over the period are detailed in the chart below.

	September 30,	September 30,	September 30,
	Net Interest
	Income Before
Quarter Ended	Provision	Spread	Margin
	(in thousands)
December 31, 2011	$22,037	3.23%	3.53%
September 30, 2011	20,987	3.02%	3.42%
June 30, 2011	20,843	2.95%	3.40%
March 31, 2011	20,586	2.92%	3.39%
December 31, 2010	20,287	2.89%	3.39%

The Company’s spread and margin increased steadily over the 2011 fiscal year and that expansion has continued into the current fiscal year. The Company expects that the spread and margin will come under pressure in the current interest rate environment due to several factors, including: rates on new loan originations and investment purchases; modifications of loans within the existing loan portfolio; prepayments of higher yielding loans and investments; limited ability to lower deposit and borrowing costs; promotional interest costs to attract new deposit customers, expected increases in borrowing costs and decreased net interest income due to funds used for repurchase activity. The Company’s largest interest rate risk exposure is to a flat or inverted yield curve, and the yield curve has moved in this direction recently. The pressure pertaining to the promotional costs to attract new deposits will be particularly high for the remainder of the fiscal year as the Company has embarked on a campaign to increase money market deposits with an above market promotional rate.

Despite the above, spread, margin and net interest income all have increased during fiscal 2012. Many of the pressures detailed above have already impacted the Company. However, the Company has been able to offset these pressures. Two of the strategies that have increased spread, margin and net interest income pertain to deposits. The Company has been able to successfully lower the cost of money market deposits without a significant impact on balances and also decreased its reliance on time deposits, which carry a higher cost. The shifting of investment funds out of federal funds sold and into higher yielding investments also improved results. The most significant impact on spread, margin and net interest income has been in borrowings. The cost of borrowing has significantly decreased due to greater use of overnight borrowings, which presently have a very low cost. While this strategy has increased net interest income, spread and margin, it has also increased interest rate risk. The Company expects to address this increased interest rate risk by extending the maturity, over time, of the overnight borrowings. This extension will increase borrowing costs. The Company has not fixed a time period to enact this strategy as it presently sees the risk of higher long term rates as minimal. The Company’s stock repurchase activity in this fiscal year effectively decreased net interest income. However, the impact was minimal as the cost of these funds (either federal funds sold or overnight borrowings) was very low.

The Company’s net interest income and net interest rate spread were both negatively impacted in both periods due to the reversal of accrued interest income on loans delinquent more than 90 days. The total of such income reversed was $322,000 for the three months ended December 31, 2011, and $674,000 for the three months ended December 31, 2010.

Provision for Loan Losses. The Company recorded provisions for loan losses of $2.0 million for the three months ended December 31, 2011 as compared to $2.5 million for the three months ended December 31, 2010. A rollforward of the allowance for loan losses for the three months ended December 31, 2011 and 2010 is presented below:

	September 30,	September 30,
	Quarter ended December 31,
	2011	2010
	(In thousands)
Balance at beginning of period	$27,540	$27,007
Provisions charged to operations	2,000	2,500
Recoveries of loans previously charged off	—	80
Loans charged off	721	5,406

Balance at end of period	$28,819	$24,181

Allowance for loan losses to total loans	1.55%	1.46%
Net charge-offs (annualized) to average loans outstanding	0.16%	1.34%

The primary contributors to the current level of provision for loan losses are the delinquency and nonaccrual totals, changes in loan risk ratings, loan growth, charge-offs and economic factors.

Other Income. Other income decreased $266,000 to $920,000 for the three months ended December 31, 2011, from $1.2 million for the three months ended December 31, 2010. The decrease is primarily due to a $262,000 impairment charge for equity securities that was recognized in the 2011 period. Net income on the real estate investment captions of net real estate operations and income from investments in real estate joint ventures was fairly stable over the two periods. A decrease was expected as income was significantly reduced at one commercial property due to the impact of flooding in conjunction with Hurricane Irene. However, an insurance claim pertaining to a prior flood was received and recognized as income, offsetting this expected decrease. It is possible that some of the current costs associated with the flooding at that property will be reimbursed in a future period.

Operating Expenses. Operating expenses increased $1.3 million to $9.1 million for the three months ended December 31, 2011, from $7.8 million for the three months ended December 31, 2010. The increase was primarily due to compensation, payroll taxes and fringe benefits, which increased $1.2 million to $6.4 million for the three months ended December 31, 2011, from $5.2 million for the three months ended December 31, 2010. The increase was primarily due to the amortization of costs associated with stock awards and options that were granted under the Company’s 2011 Equity Incentive Plan (“the Equity Plan”) on August 18, 2011. The expense associated with the Equity Plan recognized in the quarter totaled $1.5 million. Data processing service fees increased $64,000 to $360,000 for the three months ended December 31, 2011, from $296,000 for the three months ended December 31, 2010. During the quarter ended December 31, 2011, the Bank converted core processing systems. The increase primarily pertains to costs incurred in conjunction with the conversion. The new system will enable the Bank to offer additional products and provide greater detail of internal reporting. The new system produces different reports than the old system and certain processes were amended to ensure that data was accurate, accounts were properly reconciled and internal controls remained intact. Ongoing data processing costs are expected to increase slightly but not materially.

Income Tax Expense. Income tax expense for the three months ended December 31, 2011 was $4.3 million on pre-tax income of $11.9 million, resulting in an effective tax rate of 35.9%. Income tax expense for the three months ended December 31, 2010 was $4.1 million on pre-tax income of $11.2 million, resulting in an effective tax rate of 36.7%.

Comparison of Operating Results for the Six Months Ended December 31, 2011 and 2010

Net Income. Net income increased $715,000, or 5.0%, to $15.0 million for the six months ended December 31, 2011, from $14.2 million for the corresponding 2010 period. The primary cause of the increased income in the 2011 period was increased net interest income partially offset by increased expenses.

Interest Income. Total interest income increased $2.2 million, or 3.7%, to $60.3 million for the six months ended December 31, 2011, from $58.1 million for the six months ended December 31, 2010. The largest increase occurred in interest on loans, which increased $3.9 million or 7.9%, to $52.9 million for the six months ended December 31, 2011, from $49.0 million for the six months ended December 31, 2010. Over that same period, the average balance of loans increased $173.8 million and the yield on the portfolio decreased 18 basis points. Interest on MBS AFS increased $2.5 million, or 77.4%, to $5.6 million for the six months ended December 31, 2011, from $3.2 million for the six months ended December 31, 2010. The average balance of MBS AFS increased $310.0 million over these periods while the yield on the portfolio decreased 45 basis points. The explanations provided in “Comparison of Operating Results for the Three Months Ended December 31, 2011 and 2010, Interest Income” regarding changes for the three month period comparison are also applicable to the six month period comparison.

Interest Expense. Total interest expense decreased $1.3 million, or 6.8%, to $17.2 million for the six months ended December 31, 2011, from $18.5 million for the six months ended December 31, 2010. Interest expense on deposits decreased $1.1 million, or 13.8%, to $7.0 million for the six months ended December 31, 2011, from $8.1 million for the six months ended December 31, 2010. The average balance of interest bearing deposits increased $101.0 million over this period while the average cost of these funds decreased 25 basis points. Interest expense on borrowings decreased $137,000, or 1.3%, to $10.3 million for the six months ended December 31, 2011, from $10.4 million for the six months ended December 31, 2010. The average balance of borrowings increased $86.3 million over the period while the cost decreased 63 basis points. The explanations provided in “Comparison of Operating Results for the Three Months Ended December 31, 2011 and 2010, Interest Expense” regarding changes for the three month period comparison are also applicable to the six month period comparison.

Net Interest Income Before Provision for Loan Losses. Net interest income increased $3.4 million, or 8.7%, to $43.0 million for the six months ended December 31, 2011, from $39.6 million for the six months ended December 31, 2010. The Company’s net interest rate spread and margin increased to 3.13% and 3.48% for the six months ended December 31, 2011, from 2.81% and 3.32% for the six months ended December 31, 2010, respectively. The factors described in “Comparison of Operating Results for the Three Months Ended December 31, 2011 and 2010, Net Interest Income Before Provision for Loan Losses” also impacted the six month periods. The Company’s net interest income was reduced $650,000 and $1.4 million for the six months ended December 31, 2011 and 2010, respectively, due to the impact of nonaccrual loans.

Provision for Loan Losses. The Company recorded provisions for loan losses of $5.5 million for the six months ended December 31, 2011 as compared to $4.5 million for the six months ended December 31, 2010. A rollforward of the allowance for loan losses for the six months ended December 31, 2011 and 2010 is presented below:

	September 30,	September 30,
	Six Months Ended December 31,
	2011	2010
	(In thousands)
Balance at beginning of period	$26,514	$25,902
Provisions charged to operations	5,500	4,500
Recoveries of loans previously charged off	—	80
Loans charged off	3,195	6,301

Balance at end of period	$28,819	$24,181

Allowance for loan losses to total loans	1.55%	1.46%
Net charge-offs (annualized) to average loans outstanding	0.37%	0.79%

See discussion of the allowance for loan losses in “Comparison of Financial Condition at December 31, 2011 and June 30, 2011” and footnote 6 of the financial statements.

Other Income. Other income decreased $90,000 to $2.8 million for the six months ended December 31, 2011 from $2.9 million for the six months ended December 31, 2010. The decrease was primarily due to a $262,000 impairment charge for equity securities that was recognized in the 2011 period, and reduced gain on sale of assets. The Company had nonrecurring gains in both the 2011 and 2010 periods. The 2011 gain was a $557,000 net gain that primarily pertained to the sale of a loan classified as held for sale. The 2010 gain was a $718,000 net gain realized on the sale of real estate owned property. These decreases were partially offset by increases in income from bank owned life insurance and net income from investments in real estate joint ventures. Income from bank-owned life insurance increased by $245,000 to $804,000 for the six months ended December 31, 2011, from $559,000 for the six months ended December 31, 2010, primarily due to increased investment in bank-owned life insurance. Net income from investments in real estate joint ventures increased by $177,000 to $416,000 for the six months ended December 31, 2011, from $239,000 for the six months ended December 31, 2010, primarily due to the receipt of the insurance proceeds described in “Comparison of Operating Results for the Three Months Ended December 31, 2011 and 2010, Other Income.”

Operating Expenses. Operating expenses increased $1.8 million to $17.3 million for the six months ended December 31, 2011, from $15.5 million for the six months ended December 31, 2010. The increase was primarily due to compensation, payroll taxes and fringe benefits, which increased $1.8 million to $12.0 million for the six months ended December 31, 2011, from $10.2 million for the six months ended December 31, 2010. The increase was primarily due to costs associated with the Equity Plan. The expense associated with the Equity Plan recognized in the six month period totaled $2.3 million.

Income Tax Expense. Income tax expense for the six months ended December 31, 2011, was $8.1 million, due to pre-tax income of $23.1 million, resulting in an effective tax rate of 35.2%. For the six months ended December 31, 2010, income tax expense was $8.3 million, due to pre-tax income of $22.5 million, resulting in an effective tax rate of 36.7%.

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

At December 31, 2011, the Company had $181.2 million in overnight borrowings from the FHLB. At June 30, 2011, the Company had no overnight borrowings from the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $690.5 million at December 31, 2011 and $509.3 million at June 30, 2011. The Company’s total borrowings at December 31, 2011 include $509.3 million in longer term borrowings with the FHLB. In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At December 31, 2011, outstanding commitments to originate loans totaled $51.8 million and outstanding commitments to extend credit totaled $45.8 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $482.1 million at December 31, 2011. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

On September 29, 2009, the Federal Deposit Insurance Corporation issued a rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. On December 30, 2009, the Company paid $8.2 million in estimated assessments, of which $4.8 million is prepaid at December 31, 2011.

As of December 31, 2011 and June 30, 2011, the Company and Bank exceeded all regulatory capital requirements as follows:

	September 30,	September 30,	September 30,	September 30,
	At December 31, 2011
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital (to risk-weighted assets)	$526,422	26.2%	$160,642	8.0%
Tier I capital (to risk-weighted assets)	501,275	25.0	80,321	4.0
Tier I capital (to average assets)	501,275	19.3	104,176	4.0

	September 30,	September 30,	September 30,	September 30,
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Total capital (to risk-weighted assets)	$430,593	21.9%	$157,214	8.0%
Tier I capital (to risk-weighted assets)	405,976	20.7	78,607	4.0
Tier I capital (to average assets)	405,976	15.9	102,063	4.0

	September 30,	September 30,	September 30,	September 30,
	At June 30, 2011
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital (to risk-weighted assets)	$666,533	35.5%	$150,361	8.0%
Tier I capital (to risk-weighted assets)	643,002	34.2	75,181	4.0
Tier I capital (to average assets)	643,002	25.1	102,496	4.0

	September 30,	September 30,	September 30,	September 30,
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Total capital (to risk-weighted assets)	$438,588	23.8%	$147,385	8.0%
Tier I capital (to risk-weighted assets)	415,516	22.6	73,693	4.0
Tier I capital (to average assets)	415,516	16.4	101,263	4.0

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended June 30, 2011, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated Balance Sheets at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodologies used to determine the allowance for loan losses and judgments regarding the valuation of securities as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors. For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2011.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we use the following strategies to manage our interest rate risk:

(i)	originating multi-family and commercial real estate loans that generally tend to have shorter interest duration and generally reset at five years;

(ii)	investing in mortgage-backed securities and collateralized mortgage obligations with shorter durations and/or cash flow priortization; and

(iii)	obtaining general financing through longer-term Federal Home Loan Bank advances.

Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. Management actively monitors the interest rate risk position of the Company. As discussed in greater detail in “Comparison of Financial Condition at December 31, 2011 and June 30, 2011” and “Comparison of Operating Results for the Three Months Ended December 31, 2011 and 2010,” the Company is not currently following strategies (ii) and (iii), above, and management is aware that the Company’s interest rate risk increased over the quarter. Management feels the increased level of interest rate risk is manageable and is prepared to execute strategies to reduce the risk. However, execution of such strategies would reduce net interest income. Given the current interest rate outlook, management feels it is currently in the Company’s best interests to forego the strategies that would reduce the interest rate risk, accept the increased risk and realize the increased net interest income. The Federal Reserve Bank recently stated its intention to maintain low interest rates through (at least) late 2014. A stable interest rate environment will minimize any negative impact of the increased interest rate risk.

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

The table below sets forth, as of December 31, 2011, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

	September 30,	September 30,	September 30,	September 30,	September 30,
				NPV as a Percentage of Present Value of Assets (3)
Change in Interest	Estimated NPV	Estimated Increase (Decrease) in NPV			Increase (Decrease)
Rates (basis points) (1)	(2)	Amount	Percent	NPV Ratio (4)	basis points
(Dollars in thousands)

+200	$460,858	$(89,433)	(16.3)%	18.1%	(226)
+100	506,932	(43,359)	(7.9)	19.4	(104)
0	550,291	—	0.0	20.4	—
-100	579,085	28,794	5.2	21.0	60

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2011, in the event of a 100 basis point decrease in interest rates, we would experience a 5.2% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 16.3% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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

The following table shows the Company’s repurchases of its common stock for each calendar month in the quarter ended December 31, 2011 and the stock repurchase plans approved by our Board of Directors.

	September 30,	September 30,	September 30,	September 30,
Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans (1)
October	1,544,600	$13.05	1,544,600	233,821
November	331,822	12.65	331,822	2,180,775
December	—	—	—	2,180,775

	1,876,422	$12.98	1,876,422

(1)

On November 14, 2011, the Company announced its third Share Repurchase Program, which authorized the purchase of an additional 5% of its outstanding shares of common stock, or 2,278,776 shares. This stock repurchase program commenced upon the completion of the second repurchase program on November 14,

2011. The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company conducts such repurchases in accordance with a Rule 10b5-1 trading plan. This program has no expiration date and has 2,180,775 shares yet to be purchased as of December 31, 2011.

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

ORITANI FINANCIAL CORP.

Date: February 9, 2012	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date: February 9, 2012	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer