Form 10-Q/A
period 2011-12-31
Oritani Financial Corp
filed 2012-03-16
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission File No.  001-34786
Oritani Financial Corp.
(Exact name of registrant as specified in its charter)

Delaware	30-0628335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

370 Pascack Road, Township of Washington, New Jersey 07676
(Address of principal executive offices)

(201) 664-5400
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [X]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [  ]                                                                                                         Accelerated filer   [X]

Non-accelerated filer [  ]      (Do not check if smaller reporting company)                        Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of March 14, 2012, there were 56,245,065 shares of the Registrant’s common stock, par value $0.01 per share, issued and 45,457,134 shares outstanding.

Oritani Financial Corp.
Form 10-Q/A

Index

Part I. Financial Information

Item 4.                 Controls and Procedures....................................................................................................................................... 1
     Signatures.................................................................................................................................................................2

Explanatory Note

Oritani Financial Corp. is filing this Amendment to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011, filed with the Securities and Exchange Commission on February 9, 2012 (the “Form 10-Q”), solely to furnish Part I, Item 4 to the Form 10-Q, which was inadvertently omitted from the filing.  Item 4 provides disclosure related to the Registrant’s changes in internal control over financial reporting.

No other changes have been made to the Form 10-Q.  This Amendment to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q, except to reflect the corrections described above.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q.

Part I.  Financial Information

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the Company’s internal controls (as defined by Rule 13a–15(f) under the Securities Exchange Act of 1934) and determined that there were no changes made in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting during the period covered by this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORITANI FINANCIAL CORP.

Date: March 16, 2012	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date: March 16, 2012	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer