Form 10-Q
period 2012-03-31
Oritani Financial Corp
filed 2012-05-10
CIK 1483195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

YES  ☐    NO  ☒

As of May 10, 2012, there were 56,245,065 shares of the Registrant’s common stock, par value $0.01 per share, issued and 45,452,134 shares outstanding.

Oritani Financial Corp.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Balance Sheets

(in thousands, except share data)

	March 31, 2012	June 30, 2011
	(unaudited)
Assets
Cash on hand and in banks	$3,864	$6,978
Federal funds sold and short term investments	7,309	126,265

Cash and cash equivalents	11,173	133,243

Loans, net	1,908,932	1,672,849
Securities available for sale, at market value	544,259	597,374
Securities held to maturity, market value of $33,662 and $38,522	32,416	37,609
Bank Owned Life Insurance (at cash surrender value)	45,885	44,689
Federal Home Loan Bank of New York stock (“FHLB”), at cost	35,016	26,844
Accrued interest receivable	9,757	9,237
Investments in real estate joint ventures, net	5,750	5,309
Real estate held for investment	1,095	1,185
Real estate owned	4,266	3,967
Office properties and equipment, net	15,582	15,012
Deferred tax assets, net	22,977	22,607
Other assets	9,632	17,308

Total Assets	$2,646,740	$2,587,233

Liabilities
Deposits	$1,389,411	$1,381,310
Borrowings	690,915	509,315
Advance payments by borrowers for taxes and insurance	14,551	12,846
Other liabilities	40,824	38,350

Total liabilities	2,135,701	1,941,821

Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 45,452,134 shares outstanding at March 31, 2012 and 55,513,265 shares outstanding at June 30, 2011	562	562
Additional paid-in capital	493,950	489,593
Unallocated common stock held by the employee stock ownership plan	(27,888)	(28,808)
Restricted Stock Awards	(19,146)	—
Treasury stock, at cost; 10,792,931 shares at March 31, 2012 and 731,800 shares at June 30, 2011	(140,058)	(9,300)
Retained income	198,759	190,955
Accumulated other comprehensive income, net of tax	4,860	2,410

Total stockholders’ equity	511,039	645,412

Total Liabilities and Stockholders’ Equity	$2,646,740	$2,587,233

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Statements of Income

(in thousands, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2012	2011	2012	2011
	unaudited
Interest income:
Interest on mortgage loans	$27,273	$25,378	$80,138	$74,369
Interest on securities held to maturity and dividends on FHLB stock	639	770	1,694	2,377
Interest on securities available for sale	2,578	3,428	8,898	10,732
Interest on federal funds sold and short term investments	1	16	31	207

Total interest income	30,491	29,592	90,761	87,685

Interest expense:
Deposits	3,036	3,708	10,011	11,803
Borrowings	5,157	5,294	15,428	15,702

Total interest expense	8,193	9,002	25,439	27,505

Net interest income before provision for loan losses	22,298	20,590	65,322	60,180
Provision for loan losses	1,500	2,300	7,000	6,800

Net interest income	20,798	18,290	58,322	53,380

Other income:
Service charges	245	311	857	998
Real estate operations, net	302	256	888	855
Income from investments in real estate joint ventures	442	196	858	435
Bank-owned life insurance	391	270	1,195	829
Net gain on sale of assets	73	—	630	718
Net (writedown) and gain on sales of securities	—	(8)	(262)	5
Other income	60	50	173	151

Total other income	1,513	1,075	4,339	3,991

Other expenses:
Compensation, payroll taxes and fringe benefits	6,261	4,725	18,295	14,931
Advertising	137	188	407	548
Office occupancy and equipment expense	656	710	1,934	1,861
Data processing service fees	413	309	1,088	908
Federal insurance premiums	322	389	938	1,058
Real estate operations	124	894	672	1,240
Other expenses	919	1,067	2,750	3,225

Total operating expenses	8,832	8,282	26,084	23,771

Income before income tax expense	13,479	11,083	36,577	33,600
Income tax expense	5,064	4,078	13,201	12,349

Net income	$8,415	$7,005	$23,376	$21,251

Income per basic common share	$0.20	$0.13	$0.53	$0.40

Income per diluted common share	$0.20	$0.13	$0.52	$0.40

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Statements of Stockholders’ Equity

Nine Months ended March 31, 2012 (unaudited)

(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Unallocated common stock held by ESOP	Retained income	Accumulated other comprehensive income, net of tax	Total stockholders’ equity
Balance at June 30, 2011	55,513,265	$562	$489,593	$—	$(9,300)	$(28,808)	$190,955	$2,410	$645,412
Comprehensive income:
Net income	—	—	—	—	—	—	23,376	—	23,376
Unrealized holding gain on securities available for sale arising during year, net of tax	—	—	—	—	—	—	—	2,160	2,160
Reclassification adjustment for losses included in net income, net of tax								155	155
Amortization related to post-retirement obligations, net of tax	—	—	—	—	—	—	—	135	135

Total comprehensive income									25,826
Cash dividend declared			—	—	—	—	(15,539)	—	(15,539)
Purchase of treasury stock	(10,068,905)	—	—	—	(130,863)	—	—	—	(130,863)
Purchase of restricted stock awards	(1,598,100)	—	—	(19,266)	—	—	—	—	(19,266)
Issuance of restricted stock awards	1,598,100	—	—	—	—	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	3,760	—	—	—	—	—	3,760
ESOP shares allocated or committed to be released	—	—	514	—	—	920	—	—	1,434
Tax benefit from stock based compensation	—	—	143	—	—	—	—	—	143
Exercise of stock options	12,774	—	—	—	165	—	(33)	—	132
Vesting of restricted stock awards	—	—	(60)	60	—	—	—	—	—
Forfeiture of restricted stock awards	(5,000)	—		60	(60)	—	—	—	—

Balance at March 31, 2012	45,452,134	$562	$493,950	$(19,146)	$(140,058)	$(27,888)	$198,759	$4,860	$511,039

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Statements of Stockholders’ Equity

Nine Months ended March 31, 2011 (unaudited)

(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Unallocated common stock held by ESOP	Retained income	Accumulated other comprehensive income, net of tax	Total stockholders’ equity
Balance at June 30, 2010	56,202,485	$562	$488,684	$—	$—	$(30,033)	$182,172	$2,008	$643,393
Comprehensive income:
Net income	—	—	—	—	—	—	21,251	—	21,251
Unrealized holding loss on securities available for sale arising during year, net of tax	—	—	—	—	—	—	—	(5,138)	(5,138)
Reclassification adjustment for losses included in net income, net of tax	—	—	—	—	—	—	—	(1)	(1)
Amortization related to post-retirement obligations, net of tax	—	—	—	—	—	—	—	135	135

Total comprehensive income									16,247
Cash dividend declared	—	—	—	—	—	—	(14,457)	—	(14,457)
Compensation cost for stock options and restricted stock	—	—	16	—	—	—	—	—	16
ESOP shares allocated or committed to be released	—	—	307	—	—	919	—	—	1,226
Exercise of stock options	—	—	(15)	—	—	—	—	—	(15)

Balance at March 31, 2011	56,202,485	$562	$488,992	$—	$—	$(29,114)	$188,966	$(2,996)	$646,410

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended March 31,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$23,376	$21,251
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	5,194	1,242
Depreciation of premises and equipment	684	647
Net amortization and accretion of premiums and discounts on securities	1,763	456
Provision for losses on loans	7,000	6,800
Amortization and accretion of deferred loan fees, net	(1,156)	(755)
(Increase) decrease in deferred taxes	(2,020)	1,171
Impairment charge on securities	262	260
Gain on sale of securities	—	(265)
Gain on sale of real estate owned	(66)	(718)
Writedown of real estate owned	230	1,038
Proceeds from sale of real estate owned	1,800	949
Gain on sale of other assets	(564)	—
Increase in cash surrender value of bank owned life insurance	(1,195)	(829)
Increase in accrued interest receivable	(520)	(292)
Decrease in other assets	5,618	1,891
Increase in other liabilities	2,440	2,475

Net cash provided by operating activities	42,846	35,321

Cash flows from investing activities:
Net increase in loans receivable	(242,133)	(154,521)
Purchase of mortgage loans	(2,000)	(12,548)
Purchase of securities available for sale	(155,576)	(730,886)
Purchase of securities held to maturity	—	(6,927)
Proceeds from payments, calls and maturities of securities available for sale	210,638	356,984
Proceeds from payments, calls and maturities of securities held to maturity	5,137	24,132
Proceeds from sales of securities available for sale	—	109,396
Purchase of Bank Owned Life Insurance	—	(10,000)
Purchase of Federal Home Loan Bank of New York stock	(8,172)	(1,662)
Net (increase) decrease in real estate held for investment	(29)	—
Net (increase) decrease in real estate joint ventures	(288)	277
Purchase of fixed assets	(1,254)	(619)
Proceeds from sale of other assets	2,748	—

Net cash used in investing activities	(190,929)	(426,374)

Cash flows from financing activities:
Net increase in deposits	8,101	35,831
Purchase of treasury stock	(130,863)	—
Purchase of restricted stock awards	(19,266)	—
Dividends paid to shareholders	(15,539)	(14,457)
Exercise of stock options	132	(15)
Increase in advance payments by borrowers for taxes and insurance	1,705	1,689
Proceeds from borrowed funds	215,400	369,750
Repayment of borrowed funds	(33,800)	(332,817)
Tax benefit from stock based compensation	143	—

Net cash provided by financing activities	26,013	59,981

Net decrease in cash and cash equivalents	(122,070)	(331,072)
Cash and cash equivalents at beginning of period	133,243	346,339

Cash and cash equivalents at end of period	$11,173	$15,267

Supplemental cash flow information:
Cash paid during the period for:
Interest	$25,713	$27,501
Income taxes	$10,001	$4,760
Noncash transfer
Loans receivable transferred to real estate owned	$2,206	$6,991

See accompanying notes to unaudited consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the nine month period ended March 31, 2012 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2012.

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at March 31, 2012 and June 30, 2011 and in the Consolidated Statements of Income for the three and nine months ended March 31, 2012 and 2011. Actual results could differ significantly from those estimates.

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

2. Earnings Per Share

Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares outstanding include the average number of shares of common stock outstanding and allocated or committed to be released Employee Stock Ownership Plan shares.

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

	For the Three Months ended March 31,		For the Nine Months ended March 31,
	2012	2011	2012	2011
	(in thousands, except earnings per share data)
Net income	$8,415	$7,005	$23,376	$21,251

Weighted average common shares outstanding - basic	42,092	52,681	44,492	52,644

Effect of dilutive non-vested shares and stock options outstanding	536	440	512	158

Weighted average common shares outstanding - diluted	42,628	53,121	45,004	52,802

Earnings per share-basic	$0.20	$0.13	$0.53	$0.40

Earnings per share-diluted	$0.20	$0.13	$0.52	$0.40

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

Stock Repurchase Program

On June 27, 2011, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company repurchased 5,624,506 shares, representing approximately 10% of its then outstanding shares. A second stock repurchase plan, for 10% of the outstanding shares, or 5,062,056 shares, was announced on September 14, 2011 and a third repurchase plan for 5% of the outstanding shares, or 2,278,776 shares, was announced on November 14, 2011. At March 31, 2012 and May 10, 2012, a total of 10,800,705 shares were acquired under these repurchase programs at a weighted average cost of $12.98 per share. The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company conducts such repurchases in accordance with a Rule 10b5-1 trading plan. At March 31, 2012 and May 10, 2012, there are 2,160,376 shares yet to be purchased under the current plan.

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

Stock options are granted at an exercise price equal to the market price of our common stock on the grant date, based on quoted market prices. Stock options generally vest over a five-year service period and expire ten years from issuance. Options vest immediately upon a change in control and expire 90 days after termination of service, excluding disability or retirement. The Company recognizes compensation expense for all option grants over the awards’ respective requisite service periods. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Since there is limited historical information on the volatility of the Company’s stock, management considered the average volatilities of similar entities for an appropriate period in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method. The Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option. The Company classified share-based compensation for employees and outside directors within “compensation, payroll taxes and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid. The fair value of the options issued during the nine months ended March 31, 2012 and 2011 was estimated using the Black-Scholes options-pricing model with the following assumptions:

	Nine months ended March 31,
	2012	2011
Option shares granted	3,900,250	20,000
Expected dividend yield	4.42%	4.33%
Expected volatility	37.10%	38.22%
Risk-free interest rate	1.30%	1.91%
Expected option life	6.5	6.5

The following is a summary of the Company’s stock option activity and related information for its options plan as of March 31, 2012 and changes therein during the nine months then ended:

	Number of	Grant Date	Exercise	Contractual
	Stock Options	Fair Value	Price	Life (years)
Outstanding at June 30, 2011	2,747,300	$2.30	$10.43	6.9
Granted	3,900,250	2.71	11.95	10.0
Exercised	(12,774)	2.29	10.43	6.3
Forfeited	(13,000)	2.71	11.95	9.6
Expired	—	—	—	—

Outstanding at March 31, 2012	6,621,776	$2.54	$11.32	8.1

Exercisable at March 31, 2012	2,704,533

The Company recorded $516,000 and $6,000 of share based compensation expense related to the options granted for the three months ended March 31, 2012 and 2011, respectively and $1.3 million and $16,000 for the nine months ended March 31, 2012 and 2011, respectively. Expected future expense related to the non-vested options outstanding at March 31, 2012 is $9.1 million over a weighted average period of 4.3 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

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

The following is a summary of the status of the Company’s restricted stock shares as of March 31, 2012 and changes therein during the nine months then ended:

		Weighted
	Number of	Average
	Shares	Grant Date
	Awarded	Fair Value
Non-vested at June 30, 2011	—	$—
Granted	1,598,100	11.95
Vested	(5,000)	11.95
Forfeited	(5,000)	11.95

Non-vested at March 31, 2012	1,588,100	$11.95

The Company recorded $945,000 and $2.4 million of share based compensation expense related to the restricted stock shares granted for the three and nine months ended March 31, 2012, respectively. There was no restricted stock shares compensation expense for the three and nine months ended March 31, 2011. Expected future expense related to the non-vested restricted shares at March 31, 2012 is $16.6 million over a weighted average period of 4.4 years.

5. Postretirement Benefits

The Company provides several post-retirement benefit plans to directors and to certain active and retired employees. The Company has a nonqualified Directors’ Retirement Plan (the Retirement Plan), a nonqualified Benefit Equalization Plan (BEP Plan) which provides benefits to employees who are disallowed certain benefits under the Company’s qualified benefit plans and a Post Retirement Medical Plan (the Medical Plan) for directors and certain eligible employees. Net periodic benefit costs for the three and nine months ended March 31, 2012 and 2011 are presented in the following tables. The $241,000 loss recognized pertained to the BEP Plan and was recognized in accordance with settlement accounting. A portion of this plan was settled during the quarter ended December 31, 2011. The loss was due to the actual discount rate utilized in calculation of the settlement versus the assumed discount rate that had been utilized in plan valuation.

	BEP Plan and Retirement Plan
	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In thousands)
Service cost	$35	$62	$161	$177
Interest cost	63	73	218	219
Loss recognized	—	—	241	—
Amortization of unrecognized:
Prior service cost	15	15	45	45
Net loss	1	33	32	100

Total	$114	$183	$697	$541

	Medical Plan
	Three months ended		Nine months ended
	March 31,		March 31,
	2012	2011	2012	2011
	(In thousands)
Service cost	$21	$29	$70	$72
Interest cost	49	46	148	147
Amortization of unrecognized:
Prior service cost	—	—	—	—
Net (gain) loss	(1)	12	28	66

Total	$69	$87	$246	$285

6. Loans

Net Loans are summarized as follows:

	March 31, 2012	June 30, 2011
	(In thousands)
Residential	$153,731	$172,972
Multifamily	644,981	474,776
Commercial real estate	1,047,057	901,916
Second mortgage and equity loans	30,997	38,706
Construction and land loans	59,517	86,502
Other loans	10,319	30,571

Total loans	1,946,602	1,705,443
Less:
Deferred loan fees, net	(7,421)	(6,080)
Allowance for loan losses	(30,249)	(26,514)

Net loans	$1,908,932	$1,672,849

The Company’s allowance for loan losses is analyzed quarterly and many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other environmental factors. See discussion of delinquent loans in “Comparison of Financial Condition at March 31, 2012 and June 30, 2011.” There have been no material changes to the allowance for loan loss methodology disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 12, 2011.

The activity in the allowance for loan losses for the three and nine months ended March 31, 2012 and 2011 is summarized as follows:

	Three months ended		Nine months ended
	March 31,		March 31,
	(In thousands)		(In thousands)
	2012	2011	2012	2011
Balance at beginning of period	$28,819	$24,181	$26,514	$25,902
Provisions for loan losses	1,500	2,300	7,000	6,800
Recoveries of loans previously charged off	59	—	59	80
Loans charged off	(129)	(2,151)	(3,324)	(8,452)

Balance at end of period	$30,249	$24,330	$30,249	$24,330

The following table provides the three and nine month activity in the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	For the three months ended March 31, 2012
				Second
				mortgage
			Commercial	and equity	Construction
	Residential	Multifamily	Real Estate	loans	and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,674	$2,710	$17,521	$501	$4,169	$328	$1,916	$28,819
Charge-offs	(55)	—	(74)	—			—	(129)
Recoveries	16	—	—	—	43	—	—	59
Provisions	727	92	1,709	(106)	(798)	(219)	95	1,500

Ending balance	$2,362	$2,802	$19,156	$395	$3,414	$109	$2,011	$30,249

	For the nine months ended March 31, 2012
				Second
				mortgage
			Commercial	and equity	Construction
	Residential	Multifamily	Real Estate	loans	and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,274	$2,703	$15,597	$369	$3,455	$1,625	$1,491	$26,514
Charge-offs	(520)	(194)	(115)	—	(897)	(1,598)	—	(3,324)
Recoveries	16	—	—	—	43	—	—	59
Provisions	1,592	293	3,674	26	813	82	520	7,000

Ending balance	$2,362	$2,802	$19,156	$395	$3,414	$109	$2,011	$30,249

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at March 31, 2012 and June 30, 2011.

	At March 31, 2012
				Second
			Commercial	mortgage and	Construction
	Residential	Multifamily	Real Estate	equity loans	and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$966	$—	$1,210	$—	$—	$2,176
Collectively evaluated for impairment	2,362	2,802	18,190	395	2,204	109	2,011	28,073

Total	$2,362	$2,802	$19,156	$395	$3,414	$109	$2,011	$30,249

Loans receivables:
Individually evaluated for impairment	$380	$—	$2,817	$—	$6,646	$—		$9,843
Collectively evaluated for impairment	153,351	644,981	1,044,240	30,997	52,871	10,319		1,936,759

Total	$153,731	$644,981	$1,047,057	$30,997	$59,517	$10,319		$1,946,602

	At June 30, 2011
				Second
			Commercial	mortgage and	Construction
	Residential	Multifamily	Real Estate	equity loans	and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$193	$—	$102	$675	$—	$970
Collectively evaluated for impairment	1,274	2,703	15,404	369	3,353	950	1,491	25,544

Total	$1,274	$2,703	$15,597	$369	$3,455	$1,625	$1,491	$26,514

Loans receivables:
Individually evaluated for impairment	$—	$—	$1,948	$—	$9,231	$1,500		$12,679
Collectively evaluated for impairment	172,972	474,776	899,968	38,706	77,271	29,071		1,692,764

Total	$172,972	$474,776	$901,916	$38,706	$86,502	$30,571		$1,705,443

The Company continuously monitors the credit quality of its loan receivables. In addition to internal staff, the Company utilizes the services of a third party loan review firm to rate the credit quality of its loan receivables. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified as “Satisfactory” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Pass/Watch” have generally acceptable asset quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such characteristics include strained liquidity, slow pay, stale financial statements or other circumstances requiring greater attention from bank staff. We classify an asset as “Special Mention” if the asset has a potential weakness that warrants management’s close attention. Such weaknesses, if left uncorrected may result in the deterioration of the repayment prospects of the asset. An asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Included in the Substandard caption are all loans that were past due 90 days (or more) and all impaired loans. The following table provides information about the loan credit quality at March 31, 2012 and June 30, 2011:

	Credit Quality Indicator at March 31 ,2012
			Special
	Satisfactory	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$142,498	$3,406	$1,995	$5,832	$—	$153,731
Multifamily	623,665	7,809	9,029	4,478	—	644,981
Commercial real estate	925,936	85,199	16,904	19,018	—	1,047,057
Second mortgage and equity loans	30,635	79	8	275	—	30,997
Construction and land loans	25,282	19,500	4,026	10,709	—	59,517
Other loans	10,194	—	—	125	—	10,319

Total	$1,758,210	$115,993	$31,962	$40,437	$—	$1,946,602

	Credit Quality Indicator at June 30, 2011
			Special
	Satisfactory	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$166,959	$3,921	$1,087	$1,005	$—	$172,972
Multifamily	458,232	11,574	991	3,979	—	474,776
Commercial real estate	809,174	58,414	25,738	8,590	—	901,916
Second mortgage and equity loans	38,257	63	123	263	—	38,706
Construction and land loans	44,070	23,060	4,177	15,195	—	86,502
Other loans	22,194	6,624	55	1,698	—	30,571

Total	$1,538,886	$103,656	$32,171	$30,730	$—	$1,705,443

The following table provides information about loans past due at March 31, 2012 and June 30, 2011:

	At March 31, 2012
		60-89	Greater
	30-59 Days	Days Past	Than 90	Total Past
	Past Due	Due	Days	Due	Current	Total Loans	Nonaccrual
	(In thousands)
Residential	$3,406	$1,995	$5,452	$10,853	$142,878	$153,731	$5,452
Multifamily	178	5,238	373	5,789	639,192	644,981	373
Commercial real estate	7,617	580	5,969	14,166	1,032,891	1,047,057	5,969
Second mortgage and equity loan	79	7	275	361	30,636	30,997	275
Construction and land loans	—	—	6,646	6,646	52,871	59,517	6,646
Other loans	45	80	—	125	10,194	10,319	—

Total	$11,325	$7,900	$18,715	$37,940	$1,908,662	$1,946,602	$18,715

	At June 30, 2011
		60-89	Greater
	30-59 Days	Days Past	Than 90	Total Past
	Past Due	Due	Days	Due	Current	Total Loans	Nonaccrual
	(In thousands)
Residential	$3,921	$1,087	$1,005	$6,013	$166,959	$172,972	$1,005
Multifamily	—	3,810	550	4,360	470,416	474,776	550
Commercial real estate	3,041	307	3,456	6,804	895,112	901,916	3,456
Second mortgage and equity loan	63	123	263	449	38,257	38,706	263
Construction and land loans	—	—	8,332	8,332	78,170	86,502	8,332
Other loans	—	—	1,697	1,697	28,874	30,571	1,697

Total	$7,025	$5,327	$15,303	$27,655	$1,677,788	$1,705,443	$15,303

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. At March 31, 2012 impaired loans were primarily collateral-dependent and totaled $7.7 million with a specific allowance for credit losses of $2.2 million and $2.1 million of impaired loans had no related allowance for credit losses. At June 30, 2011 impaired loans were primarily collateral dependent and totaled $12.7 million, of which $7.9 million of impaired loans had a related allowance for credit losses of $970,000 and $4.8 million of impaired loans had no related allowance for credit losses.

The following table provides information about the Company’s impaired loans at March 31, 2012 and June 30, 2011:

	Impaired Financing Receivables
	At March 31, 2012			Nine months ended March 31, 2012
		Unpaid		Average	Interest
	Recorded	Principal		Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
With no related allowance recorded;
Residential	$380	$380	$—	$392	$18
Construction and land loans	1,751	1,751	—	1,853	—

	2,131	2,131	—	2,245	18

With an allowance recorded:
Commercial real estate	$1,851	$2,817	$966	$2,725	$45
Construction and land loans	3,685	4,895	1,210	4,069	—

	5,536	7,712	2,176	6,794	45

Total:
Residential	$380	$380	$—	$392	$18
Commercial real estate	1,851	2,817	966	2,725	45
Construction and land loans	5,436	6,646	1,210	5,922	—

	$7,667	$9,843	$2,176	$9,039	$63

	Impaired Financing Receivables
	At June 30, 2011			Twelve months ended June 30, 2011
		Unpaid		Average	Interest
	Recorded	Principal		Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
	(In thousands)
With no related allowance recorded;
Commercial real estate	$1,350	$1,350	$—	$1,438	$22
Construction and land loans	3,421	3,421	—	4,079	3

	4,771	4,771	—	5,517	25

With an allowance recorded:
Commercial real estate	$405	$598	$193	$527	$34
Construction and land loans	5,708	5,810	102	5,854	197
Other loans	825	1,500	675	1,344	66

	6,938	7,908	970	7,725	297

Total:
Commercial real estate	$1,755	$1,948	$193	$1,965	$56
Construction and land loans	9,129	9,231	102	9,933	200
Other loans	825	1,500	675	1,344	66

	$11,709	$12,679	$970	$13,242	$322

Troubled debt restructured loans (“TDRs”) are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. The Company has selectively modified certain borrower’s loans to enable the borrower to emerge from delinquency and keep their loans current. The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period. Management classifies all TDRs as impaired loans. Included in impaired loans at March 31, 2012 are $7.0 million of loans which are deemed troubled debt restructurings. At June 30, 2011, TDR ‘s totaled $ 9.5 million.

The following table presents additional information regarding the Company’s TDRs as of March 31, 2012 and June 30, 2011:

	Troubled Debt Restructurings at March 31, 2012
	Performing	Nonperforming	Total
	(in thousands)
Residential	$380	$—	$380
Construction and land loans	—	6,646	6,646

Total	$380	$6,646	$7,026

Allowance	$—	$1,210	$1,210

	Troubled Debt Restructurings at June 30, 2011
	Performing	Nonperforming	Total
	(in thousands)
Commercial real estate	$598	$626	$1,224
Construction and land loans	898	5,843	6,741
Other loans	—	1,500	1,500

Total	$1,496	$7,969	$9,465

Allowance	$295	$675	$970

The following tables summarize loans that were modified in a troubled debt restructuring during the nine months ended March 31, 2012.

	Nine months ended March 31, 2012
			Post-
		Pre-Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Relationships	Investment	Investment
Troubled Debt Restructurings
Residential	1	$380	$380
Commercial real estate	—	—	—
Construction and land loans	1	1,751	1,751

Total	2	$2,131	$2,131

One relationship in the table above was granted a reduced rate and extended maturity and the other relationship was granted a forbearance agreement with a reduced rate and extended maturity.

There have not been any loans that were restructured during the last twelve months that have subsequently defaulted during the current quarter ended March 31, 2012.

7. Investment Securities

Securities Held to Maturity

The following is a comparative summary of securities held to maturity at March 31, 2012 and June 30, 2011:

	March 31, 2012
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Mortgage-backed securities:
FHLM C	$5,946	$346	$—	$6,292
FNM A	20,298	716	56	20,958
GNM A	3,251	151	—	3,402
CM O	2,921	89	—	3,010

	$32,416	$1,302	$56	$33,662

	June 30, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Mortgage-backed securities:
FHLMC	$7,546	$402	$—	$7,948
FNMA	22,413	530	200	22,743
GNMA	3,425	65	—	3,490
CMO	4,225	116	—	4,341

	$37,609	$1,113	$200	$38,522

The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any securities held to maturity during the nine months ended March 31, 2012 and 2011. Securities with fair values of $27.0 million and $30.3 million at March 31, 2012 and June 30, 2011, respectively, were pledged as collateral for advances. The Company did not record other than temporary impairment charges on securities held to maturity during the nine months ended March 31, 2012 or 2011.

Gross unrealized losses on securities held-to-maturity and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and June 30, 2011 were as follows:

	March 31, 2012
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	market value	losses	market value	losses	market value	losses
Mortgage-backed securities:
FNMA	$4,935	$56	$—	$—	$4,935	$56

	$4,935	$56	$—	$—	$4,935	$56

	June 30, 2011
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	market value	losses	market value	losses	market value	losses
Mortgage-backed securities:
FNMA	$6,776	$200	$—	$—	$6,776	$200

	$6,776	$200	$—	$—	$6,776	$200

Management evaluated the securities in the above tables and concluded that none of the securities with losses have impairments that are other-than-temporary.

Securities Available for Sale

The following is a comparative summary of securities available for sale at March 31, 2012 and June 30, 2011:

	March 31, 2012
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$24,282	$323	$—	$24,605
Corporate bonds	—	—	—	—
Equity securities	1,210	260	—	1,470
Mortgage-backed securities:
FHLMC	17,988	715	—	18,703
FNMA	63,471	3,270	—	66,741
CM O	427,525	5,723	508	432,740

	$534,476	$10,291	$508	$544,259

	June 30, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$74,866	$—	$477	$74,389
Due in five to ten years	13,489	6	—	13,495
Corporate bonds	2,000	21	—	2,021
Equity securities	1,472	177	112	1,537
Mortgage-backed securities:
FHLMC	9,448	670	—	10,118
FNMA	75,789	1,377	140	77,026
CMO	414,443	4,654	309	418,788

	$591,507	$6,905	$1,038	$597,374

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any securities available for sale during the nine months ended March 31, 2012. Proceeds from the sale of securities available for sale for the nine months ended March 31, 2011 were $109.4 million, resulting in gross gains and gross losses of $483,000 and $218,000, respectively. These securities had an amortized cost of $109.1 million. The Equity securities caption relates to holdings of shares in financial institutions common stock. The Company recorded non-cash impairment charges on equity securities through earnings of $262,000 and $260,000 for the nine months ended March 31, 2012 and 2011, respectively. Available for sale securities with fair values of $392.3 million and $496.2 million at March 31, 2012 and June 30, 2011, respectively, were pledged as collateral for advances.

Gross unrealized losses on securities available for sale and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2012 and June 30, 2011 were as follows:

	March 31, 2012
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	market value	losses	market value	losses	market value	losses
	(In thousands)
Mortgage-backed securities:
CMO	45,312	508	—	—	45,312	508

	$45,312	508	—	—	45,312	508

	June 30, 2011
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	market value	losses	market value	losses	market value	losses
	(In thousands)
U.S. Government and federal agency obligations	$74,389	477	—	—	74,389	477
Equity securities	614	112	—	—	614	112
Mortgage-backed securities:
FNMA	29,076	140	—	—	29,076	140
CMO	45,855	309	—	—	45,855	309

	$149,934	1,038	—	—	149,934	1,038

Management evaluated the securities in the above tables and concluded that none of the securities with losses has impairments that are other-than-temporary. The Equity securities caption relates to holdings of shares in financial industry common stock. Management evaluated its portfolio of equity securities and, based on its evaluation of the financial condition and near-term prospects of each issuer, management believed that it could recover its investment in the security.

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

Following are descriptions of the valuation methodologies and key inputs used to measure assets recorded at fair value, as well as a description of the methods and significant assumptions used to estimate fair value disclosures for financial instruments not recorded at fair value in their entirety on a recurring basis. The descriptions include an indication of the level of the fair value hierarchy in which the assets or liabilities are classified.

Cash and Cash Equivalents

Due to their short-term nature, the carrying amount of these instruments approximates fair value.

Securities

The Company records securities held to maturity at amortized cost and securities available for sale at fair value on a recurring basis. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. The estimated fair values for securities are obtained from an independent nationally recognized third-party pricing service. Our independent pricing service provides us with prices which are primarily categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our securities portfolio, including option pricing and discounted cash flows. Inputs to these models include market spreads, dealer quotes, prepayment speeds, credit information and the instrument’s terms and conditions, among other things. Management compares the pricing to a second independent pricing source for reasonableness. Equity securities are reported at Level 1 based on quoted market prices for identical securities in active markets.

FHLB of New York Stock

FHLB of New York Stock is recorded at cost (par value) and evaluated for impairment based on the ultimate recoverability of the par value. There is no active market for this stock and no significant observable market data is available for this instrument. The Company considers the profitability and asset quality of FHLB, dividend payment history and recent redemption experience, when determining the ultimate recoverability of the par value. The Company believes its investment in FHLB stock is ultimately recoverable at par. The carrying amount of FHLB stock approximates fair value, since this is the amount for which it could be redeemed.

Loans

The Company does not record loans at fair value on a recurring basis. However, periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements. The Estimated fair value for significant nonperforming loans and impaired loans are valued utilizing independent appraisals of collateral securing such loans that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience. The appraisals are adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date and the timing of anticipated cash flows. The Company classifies impaired loans as Level 3.

Fair value for loans held for investment is estimated using portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential, multifamily, commercial real estate, construction, land and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming/impaired categories. Fair value of performing loans is estimated using a discounted cash flow model that employs a discount rate that reflects the current market pricing for loans with similar characteristics and remaining maturity, adjusted by an amount for estimated credit losses inherent in the portfolio at the balance sheet date. The Company classifies the estimated fair value of loans held for investment as Level 3.

Real Estate Owned

Assets acquired through foreclosure or deed in lieu of foreclosure are recorded at estimated fair value less estimated selling costs when acquired, thus establishing a new cost basis. Subsequently, real estate owned is carried at the lower of cost or fair value, less estimated selling costs. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions.

Deposit Liabilities

The estimated fair value of deposits with no stated maturity, such as checking, savings, and money market accounts, is equal to the amount payable on demand at the balance sheet date. The estimated fair value of term deposits is based on the discounted value of contractual cash flows. The discount rate reflects the market rates currently available for deposits of similar remaining maturities. The Company classifies the estimated fair value of term deposits as Level 2.

Borrowings

The carrying amount of overnight borrowings approximates the estimated fair value. The estimated fair value of term borrowings is calculated based on the discounted cash flow of contractual amounts due, using market rates currently available for borrowings of similar amount and remaining maturity. The Company classifies the estimated fair value of term borrowings as Level 2.

Commitments to Extend Credit and to Purchase or Sell Securities

The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of commitments to purchase or sell securities is estimated based on bid quotations received from securities dealers. The fair value of off-balance-sheet commitments approximates book value.

Assets Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets measured at fair value on a recurring basis as of March 31, 2012 and June 30, 2011 by level within the fair value hierarchy.

		Quoted Prices
		in Active	Significant
		Markets for	Other
		Identical	Observable	Unobservable
	Fair Value as of	Assets	Inputs	Inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
U.S. Government and federal agency obligations	$24,605	$—	$24,605	$—
Equity Securities	1,470	1,470	—	—
Mortgage-backed securities available for sale
FHLMC	18,703	—	18,703	—
FNMA	66,741	—	66,741	—
CMO	432,740	—	432,740	—

Total measured on a recurring basis	$544,259	$1,470	$542,789	$—

		Quoted Prices
		in Active	Significant
		Markets for	Other
		Identical	Observable	Unobservable
	Fair Value as of	Assets	Inputs	Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
U.S. Government and federal agency obligations	$87,884	$—	$87,884	$—
Corporate bonds	2,021	—	2,021	—
Equity Securities	1,537	1,537	—	—
Mortgage-backed securities available for sale
FHLMC	10,118	—	10,118	—
FNMA	77,026	—	77,026	—
CMO	418,788	—	418,788	—

Total measured on a recurring basis	$597,374	$1,537	$595,837	$—

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets. The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of March 31, 2012 and June 30, 2011 by level within the fair value hierarchy.

		Quoted Prices
		in Active	Significant
		Markets for	Other
		Identical	Observable	Unobservable
	Fair Value as of	Assets	Inputs	Inputs
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Impaired loans:
Commercial real estate	$1,851	$—	$—	$1,851
Construction and land loans	5,436	—	—	5,436

Total impaired loans	7,287	—	—	7,287

Real estate owned
Residential	1,060	—	—	1,060
Multifamily	185	—	—	185
Commercial real estate	1,846	—	—	1,846
Construction and land loans	1,175	—	—	1,175

Total real estate owned	4,266	—	—	4,266

Total measured on a non-recurring basis	$11,553	$—	$—	$11,553

		Quoted Prices
		in Active	Significant
		Markets for	Other
		Identical	Observable	Unobservable
	Fair Value as of	Assets	Inputs	Inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Impaired loans:
Commercial real estate	$1,129	$—	$—	$1,129
Construction and land loans	8,197	—	—	8,197
Other loans	825	—	—	825

Total impaired loans	10,151	—	—	10,151

Real estate owned
Residential	1,926	—	—	1,926
Commercial real estate	1,441	—	—	1,441
Construction and land loans	600	—	—	600

Total real estate owned	3,967	—	—	3,967

Total measured on a non-recurring basis	$14,118	$—	$—	$14,118

Estimated Fair Value of Financial Instruments

The following tables present the carrying amount, estimated fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s balance sheet at March 31, 2012 and June 30, 2011. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, and overnight borrowings.

			Quoted Prices
			in Active	Significant
			Markets for	Other
	At March 31, 2012		Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	32,416	33,662	—	33,662	—
Loans, net (1)	1,908,932	1,967,345	—	—	1,967,345

Financial liabilities:
Term deposits	598,518	602,657	—	602,657	—
Term borrowings	509,315	567,781	—	567,781	—

(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

			Quoted Prices
			in Active	Significant
			Markets for	Other
	At June 30, 2011		Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
	Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	37,609	38,522	—	38,522	—
Loans, net (1)	1,672,849	1,709,785	—	—	1,709,785

Financial liabilities:
Term deposits	675,573	678,835	—	678,835	—
Term borrowings	509,315	529,803	—	529,803	—

(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

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

9. Deposits

Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. The Bank accepts brokered deposits on a limited basis, when it is deemed cost effective. Deposit accounts at the Bank are insured by the FDIC up to a maximum of $250,000. Deposit balances are summarized as follows:

	March 31, 2012	June 30, 2011
	(In thousands)
Checking accounts	$211,227	$162,147
Money market accounts	421,454	390,684
Savings accounts	158,212	152,906
Time deposits	598,518	675,573

Total deposits	$1,389,411	$1,381,310

At March 31, 2012, time deposits included brokered deposits of $22.9 million which had weighted average interest rates of 2.46% and weighted average maturity of 4.1 years. At June 30, 2011, time deposits included brokered deposits of $22.9 million which had weighted average interest rates of 2.46% and weighted average maturity of 4.8 years.

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

11. Real Estate Joint Ventures, net and Real Estate Held for Investment

The Company accounts for investments in joint ventures under the equity method. The balance reflects the cost basis of investments, plus the Company’s share of income earned on the joint venture operations, less cash distributions, including excess cash distributions, and the Company’s share of losses on joint venture operations. Cash received in excess of the Company’s recorded investment in a joint venture is recorded as unearned revenue in other liabilities. The net book value of real estate joint ventures was $5.0 million and $4.8 million at March 31, 2012 and June 30, 2011, respectively.

Real estate held for investment includes the Company’s undivided interest in real estate properties accounted for under the equity method and properties held for investment purposes. Cash received in excess of the Company’s recorded investment for an undivided interest in real estate property is recorded as unearned revenue in other liabilities. The operations of the properties held for investment purposes are reflected in the financial results of the Company and included in the Other Income caption in the Income Statement. Properties held for investment purposes are carried at cost less accumulated depreciation. The net book value of real estate held for investment was $(89,000) and $(118,000) at March 31, 2012 and June 30, 2011, respectively.

12. Recent Accounting Pronouncements

In September 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-09, “Compensation (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan.” This update requires additional disclosures about employer’s participation in multiemployer pension plans including information about the plan’s funded status if it is readily available. The ASU is effective for annual periods for fiscal years ending after December 15, 2011. Early application is permitted. An entity is required to apply the ASU retrospectively for all periods presented. We do not expect the adoption of this Accounting Standard Update to have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” Under the new guidance, the components of net income and the components of other comprehensive income can be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-050” which defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. All other requirements in ASU 2011-05 are not affected by this Update. These updates should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. Adoption of this guidance is expected to result in presentation changes to the Company’s statements of income and the addition of a statement of comprehensive income. The adoption will have no effect on the Company’s balance sheets.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. This guidance is the result of work by the FASB and the International Accountings Standards Board (“IASB”) to develop common requirements for measuring fair value and fair value disclosures in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). The amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this update should be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Early adoption was not permitted. We adopted the applicable requirements on January 1, 2012 and have provided the related disclosures as required with no significant impact on the Company’s financial statements.

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

Overview

Oritani Financial Corp. (“the Company”) is a Delaware corporation that was incorporated in March 2010 to be the successor to Oritani Financial Corp. (“Oritani-Federal”), a federal corporation. Oritani-Federal is the former stock holding company for Oritani Bank (“the Bank”). In conjunction with the second step transaction of Oritani Financial Corp., MHC, the former mutual holding company parent, Oritani-Federal ceased to exist and the Company became its successor. The second step transaction was completed on June 24, 2010. The Company sold a total of 41,363,214 shares of common stock at $10.00 per share in the related stock offering. Concurrent with the completion of the offering, shares of Oritani-Federal common stock owned by public stockholders were exchanged for 1.50 shares of the Company’s common stock. In lieu of fractional shares, shareholders were paid in cash. The Company also issued 481,546 shares of common stock for the accelerated vesting of restricted stock awards triggered by the conversion. As a result of the offering, the exchange, and shares issued due to the accelerated vesting, as of June 30, 2010, the Company had 56,202,485 shares outstanding. Net proceeds from the offering were $401.8 million. As of March 31, 2012, the Company had 45,452,134 shares outstanding. The decrease is primarily due to repurchase activity.

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

Comparison of Financial Condition at March 31, 2012 and June 30, 2011

Total Assets. Total assets increased $57.9 million, or 2.2%, to $2.65 billion at March 31, 2012, from $2.59 billion at June 30, 2011. The primary investing activity was in loans. The loan increase was primarily funded by decreases in federal funds sold and investment securities, as well as an increase in overnight borrowings. Asset growth has been muted by one of the Company’s recent strategic decisions: cash flows from the investment portfolio have been applied to overnight borrowings, and not redeployed into the investment portfolio. This decision was made to lessen the interest rate risk that is being created through the increased overnight borrowings in addition to consideration of the low returns currently available on investments.

Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) decreased $122.1 million to $11.2 million at March 31, 2012, from $133.2 million at June 30, 2011. The funds were deployed in general operations, including funding of the Company’s stock repurchase activity.

Net Loans. Loans, net increased $236.1 million to $1.91 billion at March 31, 2012, from $1.67 billion at June 30, 2011. The Company continues its emphasis on loan originations, particularly multifamily and commercial real estate loans. Loan originations totaled $397.3 million and purchases totaled $2.0 million for the nine months ended March 31, 2012.

Delinquency and non performing asset information is provided below:

	3/31/2012	12/31/2011	9/30/2011	6/30/2011	3/31/2011
	(in thousands)
Delinquency Totals
30—59 days past due	$11,325	$12,823	$15,802	$7,025	$6,523
60—89 days past due	7,900	7,939	5,694	5,327	3,688
Nonaccrual	18,715	18,244	16,954	15,303	12,563

Total	$37,940	$39,006	$38,450	$27,655	$22,774

Non Performing Asset Totals
Nonaccrual loans, per above	$18,715	$18,244	$16,954	$15,303	$12,563
Real Estate Owned	4,266	4,951	4,419	3,967	5,953
Loans Held For Sale	—	—	—	—	9,484

Total	$22,981	$23,195	$21,373	$19,270	$28,000

Over the fiscal year ended June 30, 2011, the Company realized significant decreases in total delinquent loans, nonaccrual loans and nonperforming assets. In fiscal 2012, there have been increases in the loan delinquency categories. The increases are primarily due to increases in residential delinquencies. The largest commercial components of the 60 – 89 day past due total at March 31, 2012 are a $3.6 million loan on a multifamily property in Hudson County, New Jersey and a $1.1 million loan on a multifamily property in Passaic County.

At March 31, 2012, there are two nonaccrual loans as well as one nonaccrual loan relationship with balances greater than $1.0 million. These loans are discussed below:

•

A construction loan relationship in which Oritani is a participant. The relationship entails two borrowing entities and four separate properties. Oritani’s portion of this loan relationship totals $4.9 million. All four of the properties are for residential tract development and are located in Rockland and Orange Counties, New York. The loan is classified as impaired and as a troubled debt restructuring (“TDR”) as of March 31, 2012. The lead lender on this loan is attempting to negotiate a settlement with the borrowers that would expedite resolution. In accordance with the results of the impairment analysis for this loan, a charge off of $1.5 million was previously recognized against this loan and a $1.2 million impairment reserve remains against this loan as of March 31, 2012.

•

A $2.8 million mixed use building in Bergen County, New Jersey. The borrower encountered cash flow difficulties and the property is currently being managed by a rent receiver. The loan is now classified as impaired. In accordance with the results of the impairment analysis for this loan, a $966,000 impairment reserve was established against this loan as of March 31, 2012. The Company is currently determining whether to rewrite the loan as a TDR or continue pursuit of legal remedies.

•

A $1.8 million construction loan for a luxury home in Morris County, New Jersey. The Company reached a settlement and forbearance agreement with the borrower on this matter during the quarter. The loan is classified as a nonaccrual TDR as of March 31, 2012. If the borrower continues compliance with the new agreement, the loan may be upgraded in the future.

There are nine other multifamily/commercial real estate loans, totaling $3.5 million, classified as nonaccrual at March 31, 2012. The largest of these loans has a balance of $679,000.

There are fifteen other residential loans, totaling $5.7 million, classified as nonaccrual at March 31, 2012. The largest of these loans has a balance of $958,000.

See additional information regarding the allowance for loan losses in footnote 6 of the financial statements.

Mortgage-backed Securities Available For Sale. Mortgage-backed securities AFS increased $12.3 million to $518.2 million at March 31, 2012, from $505.9 million at June 30, 2011. However, balances in this category have decreased $88.0 million since September 30, 2011 as the Company is not currently redeploying proceeds from the investment portfolio into new purchases.

Real Estate Owned. Real estate owned (“REO”) increased $299,000 to $4.3 million at March 31, 2012, from $4.0 million at June 30, 2011. During the nine months ended March 31, 2012, the Bank took title to six properties and disposed of five properties. The $4.3 million balance consists of nine properties. Six of these properties, with a total book value of $2.5 million, were under contract for sale at March 31, 2012, and one of those properties, with a book value of $1.1 million, closed in April. An $84,000 gain was recognized on this April disposal.

Deposits. Deposits increased $8.1 million, or 0.6%, to $1.39 billion at March 31, 2012, from $1.38 billion at June 30, 2011. Growth in core accounts has been largely offset by decreases in time deposits. New branch locations in Upper Montclair and Clifton, NJ, have opened during the fiscal year.

Stockholders’ Equity. Stockholders’ equity decreased $134.4 million to $511.0 million at March 31, 2012, from $645.4 million at June 30, 2011. The decline is primarily attributable to stock repurchases. The Company’s repurchase activity is summarized below:

	Period			Cummulative
		Average			Average
	Number of	Price Paid		Number of	Price Paid
	Shares	Per Share	Total Cost	Shares	Per Share	Total Cost
June 24—June 30, 2011	731,800	$12.71	$9,299,942	731,800	$12.71	$9,299,942
July 1—Sept. 30, 2011	8,172,083	13.00	106,252,807	8,903,883	12.98	115,552,749
Oct. 1—Dec. 31, 2011	1,876,422	12.98	24,349,831	10,780,305	12.98	139,902,579
Jan. 1—Mar. 31, 2012	20,400	12.77	260,508	10,800,705	12.98	140,163,087
Apr. 1—May, 10, 2012	—	—	—	10,800,705	12.98	140,163,087

On November 14, 2011, the Company announced a repurchase plan for up to 2,278,776 shares of its common stock. As of May 10, 2012, there were 2,160,376 shares authorized under the Company’s current stock repurchase plan that had not yet been purchased.

In addition to the repurchase activity above, the Company repurchased shares in conjunction with the Equity Plan. On August 18, 2011, a total of 1,598,100 shares were granted by the Board of Directors under the Equity Plan. These shares were purchased in open market transactions during the quarter ended September 30, 2011. The total cost of these shares was $19.3 million and the average cost per share was $12.06.

Based on our March 31, 2012 closing price of $14.68 per share and book value per share of $11.24, the Company stock was trading at 130.6% of book value.

Average Balance Sheet for the Three and Nine months Ended March 31, 2012 and 2011

The following tables present certain information regarding Oritani Financial Corp.’s financial condition and net interest income for the three and nine months ended March 31, 2012 and 2011. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	Average Balance Sheet and Yield/Rate Information
	For the Three Months Ended (unaudited)
	March 31, 2012			March 31, 2011
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,850,300	$27,273	5.90%	$1,644,046	$25,377	6.17%
Securities held to maturity (2)	33,999	427	5.02%	27,741	390	5.62%
Securities available for sale	26,001	88	1.35%	257,450	1,190	1.85%
Mortgage backed securities held to maturity	33,602	212	2.52%	47,184	380	3.22%
Mortgage backed securities available for sale	548,729	2,490	1.82%	426,104	2,238	2.10%
Federal funds sold and short term investments	1,600	1	0.25%	24,176	16	0.26%

Total interest-earning assets	2,494,231	30,491	4.89%	2,426,701	29,591	4.88%

Non-interest-earning assets	111,570			105,281

Total assets	$2,605,801			$2,531,982

Interest-bearing liabilities:
Savings deposits	160,732	156	0.39%	150,027	224	0.60%
Money market	392,854	690	0.70%	316,353	787	1.00%
Checking accounts	218,296	213	0.39%	146,804	196	0.53%
Time deposits	619,863	1,977	1.28%	674,301	2,501	1.48%

Total deposits	1,391,745	3,036	0.87%	1,287,485	3,708	1.15%
Borrowings	675,792	5,157	3.05%	553,893	5,294	3.82%

Total interest-bearing liabilities	2,067,537	8,193	1.59%	1,841,378	9,002	1.96%

Non-interest-bearing liabilities	27,198			49,463

Total liabilities	2,094,735			1,890,841
Stockholders’ equity	511,066			641,141

Total liabilities and stockholders’ equity	$2,605,801			$2,531,982

Net interest income		$22,298			$20,589

Net interest rate spread (3)			3.30%			2.92%

Net interest-earning assets (4)	$426,694			$585,323

Net interest margin (5)			3.58%			3.39%

Average of interest-earning assets to interest-bearing liabilities			120.64%			131.79%

(1)	Includes nonaccrual loans.
(2)	Includes Federal Home Loan Bank Stock.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Average Balance Sheet and Yield/Rate Information
	For the Nine Months Ended (unaudited)
	March 31, 2012			March 31, 2011
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
			(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,779,296	$80,138	6.01%	$1,594,923	$74,368	6.22%
Securities held to maturity (2)	31,948	1,007	4.20%	26,479	1,092	5.50%
Securities available for sale	55,557	774	1.86%	314,163	5,319	2.26%
Mortgage backed securities held to maturity	35,386	687	2.59%	51,755	1,285	3.31%
Mortgage backed securities available for sale	565,311	8,124	1.92%	317,668	5,413	2.27%
Federal funds sold and short term investments	15,251	31	0.27%	94,231	207	0.29%

Total interest-earning assets	2,482,749	90,761	4.87%	2,399,219	87,684	4.87%

Non-interest-earning assets	108,259			102,490

Total assets	$2,591,008			$2,501,709

Interest-bearing liabilities:
Savings deposits	156,165	527	0.45%	148,765	710	0.64%
Money market	386,309	2,208	0.76%	294,371	2,217	1.00%
Checking accounts	198,879	638	0.43%	150,384	649	0.58%
Time deposits	644,520	6,638	1.37%	690,266	8,227	1.59%

Total deposits	1,385,873	10,011	0.96%	1,283,786	11,803	1.23%
Borrowings	624,173	15,428	3.30%	526,367	15,702	3.98%

Total interest-bearing liabilities	2,010,046	25,439	1.69%	1,810,153	27,505	2.03%

Non-interest-bearing liabilities	42,540			47,980

Total liabilities	2,052,586			1,858,133
Stockholders’ equity	538,422			643,576

Total liabilities and stockholders’ equity	$2,591,008			$2,501,709

Net interest income		$65,322			$60,179

Net interest rate spread (3)			3.18%			2.84%

Net interest-earning assets (4)	$472,703			$589,066

Net interest margin (5)			3.51%			3.32%

Average of interest-earning assets to interest-bearing liabilities			123.52%			132.54%

(1)	Includes nonaccrual loans.
(2)	Includes Federal Home Loan Bank Stock.
(3)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(4)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(5)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011

Net Income. Net income increased $1.4 million, or 20.2%, to $8.4 million for the quarter ended March 31, 2012, from $7.0 million for the corresponding 2011 quarter. The primary cause of the increased net income in the 2012 period was increased net interest income, decreased provision for loan losses and increased other income, partially offset by increased expenses.

Interest Income. Total interest income increased $899,000, or 3.0%, to $30.5 million for the three months ended March 31, 2012, from $29.6 million for the three months ended March 31, 2011. The largest increase occurred in interest on loans, which increased $1.9 million or 7.5%, to $27.3 million for the three months ended March 31, 2012, from $25.4 million for the three months ended March 31, 2011. During that same period, the average balance of loans increased $206.3 million while the yield on the portfolio decreased 28 basis points. The decreased yield was primarily due to the impact of current market rates on new originations, refinancings, prepayments and repricings. There was an overall decrease in interest income regarding the investment related categories (Securities held to maturity (“HTM”); Securities available for sale (“AFS”); Mortgage backed securities (“MBS”) HTM; MBS AFS and short term investments). On an overall basis, there were decreases in yield and average balances. The decreased yield was primarily due to the prepayment of higher yielding securities and the returns associated with purchases subsequent to March 31, 2011. Management actively purchased such assets at times over the period as excess funds were available for deployment. The investment purchases were primarily in the category of MBS AFS as management believed such securities provided the best available risk/reward profile based on the projected cash needs and interest rate risk position of the Company. However, purchases have slowed considerably as the rates of return available on such securities decreased and excess cash was primarily used for repurchases of the Company’s common stock. There has been only one investment purchase of any type since October 1, 2011. MBS AFS was the investment category with the largest increase in interest income over the periods. Interest on MBS AFS increased $252,000, or 11.3%, to $2.5 million for the three months ended March 31, 2012, from $2.2 million for the three months ended March 31, 2011. The average balance of MBS AFS increased $122.6 million for the three months ended March 31, 2012 versus the corresponding 2011 period while the yield on the portfolio decreased 29 basis points. There was a small increase in Securities HTM over periods, but this increase was primarily due to dividends on FHLB stock.

Interest Expense. Total interest expense decreased $809,000, or 9.0%, to $8.2 million for the three months ended March 31, 2012, from $9.0 million for the three months ended March 31, 2011. The majority of the decrease occurred in interest expense on deposits, which decreased $672,000, or 18.1%, to $3.0 million for the three months ended March 31, 2012, from $3.7 million for the three months ended March 31, 2011. The average balance of interest bearing deposits increased $104.3 million over the period while the average cost of these funds decreased 28 basis points. Market interest rates allowed the Bank to reprice many maturing time deposits, as well as other interest bearing deposits, at lower rates, decreasing the cost of funds. Interest expense on borrowings decreased $137,000, or 2.6%, to $5.2 million for the three months ended March 31, 2012, from $5.3 million for the three months ended March 31, 2011. The average balance of borrowings increased significantly ($121.9 million) over the period while the cost decreased significantly (77 basis points). The Company has increased its overnight borrowings with the FHLB. These borrowings had a very low cost associated with them and the rate of interest on these borrowings is expected to remain low for the foreseeable future. The Company also modified $24.2 million of long term advances from FHLB. The effective interest rates on these advances decreased 109 basis points. These modifications occurred toward the end of the quarter and had little effect on the March 31, 2012 results; their impact will be realized prospectively. The Company will continue to modify FHLB advances opportunistically. In April, 2012, the Company modified an additional $27.5 million of FHLB advances with a 183 basis point decrease in the effective rates of these advances.

Net Interest Income Before Provision for Loan Losses. Net interest income increased by $1.7 million, or 8.3%, to $22.3 million for the three months ended March 31, 2012, from $20.6 million for the three months ended March 31, 2011. The Company’s net interest income, spread and margin over the period are detailed in the chart below.

	Net Interest
	Income Before
Quarter Ended	Provision	Spread	Margin
	(in thousands)
March 31, 2012	$22,298	3.30%	3.58%
December 31, 2011	22,037	3.23%	3.53%
September 30, 2011	20,987	3.02%	3.42%
June 30, 2011	20,843	2.95%	3.40%
March 31, 2011	20,586	2.92%	3.39%
December 31, 2010	20,287	2.89%	3.39%

The Company’s spread and margin increased steadily over the 2011 fiscal year and that expansion has continued into the current fiscal year. The Company expects that the spread and margin will come under pressure in the current interest rate environment due to several factors, including: rates on new loan originations and investment purchases; modifications of loans within the existing loan portfolio; prepayments of higher yielding loans and investments; limited ability to further lower deposit and borrowing costs; promotional interest costs to attract new deposit customers, expected increases in borrowing costs and decreased net interest income due to funds used for repurchase activity. The Company’s largest interest rate risk exposure is to a flat or inverted yield curve.

Despite the above, spread, margin and net interest income all have increased during fiscal 2012. Many of the pressures detailed above have already impacted the Company. However, the Company has been able to offset these pressures. The primary factor has been the utilization of overnight borrowings. In the recent rate environment, such borrowings have a very low cost. The utilization of such borrowings has increased the Company’s interest rate risk, and the Company is in the process of addressing the increased exposure. The Company has also been able to successfully lower the cost of money market deposits without a significant impact on balances, and has decreased its reliance on time deposits, which carry a higher cost. The shifting of investment funds out of federal funds sold and into higher yielding investments improved results. More recently, the further shifting of assets out of investments and into higher yielding loans extended this improvement. The recent modifications of FHLB advances should also serve to offset some of the pressures of the current interest rate environment. The Company expects to address the increased interest rate risk posed by the overnight borrowings by extending their maturity, over time. This extension will increase borrowing costs. The Company has not fixed a time period to enact this strategy. The Company’s stock repurchase activity in this fiscal year effectively decreased net interest income. However, the impact was minimal as the cost of these funds (either federal funds sold or overnight borrowings) was very low.

The Company’s net interest income and net interest rate spread were both negatively impacted in both periods due to the reversal of accrued interest income on loans delinquent more than 90 days. The total of such income reversed was $293,000 for the three months ended March 31, 2012, and $535,000 for the three months ended March 31, 2011.

Provision for Loan Losses. The Company recorded provisions for loan losses of $1.5 million for the three months ended March 31, 2012 as compared to $2.3 million for the three months ended March 31, 2011. A rollforward of the allowance for loan losses for the three months ended March 31, 2012 and 2011 is presented below:

	Quarter ended March 31,
	2012	2011
	(In thousands)
Balance at beginning of period	$28,819	$24,181
Provisions charged to operations	1,500	2,300
Recoveries of loans previously charged off	59	—
Loans charged off	129	2,151

Balance at end of period	$30,249	$24,330

Allowance for loan losses to total loans	1.55%	1.45%
Net charge-offs (annualized) to average loans outstanding	0.02%	0.52%

The primary contributors to the current level of provision for loan losses are the delinquency and nonaccrual totals, changes in loan risk ratings, loan growth, charge-offs and economic factors.

Other Income. Other income increased $437,000 to $1.5 million for the three months ended March 31, 2012, from $1.1 million for the three months ended March 31, 2011. The increase was primarily due to net income on the real estate investment captions of net real estate operations and income from investments in real estate joint ventures, which increased by $292,000 to $744,000 for the three months ended March 31, 2012, from $452,000 for the three months ended March 31, 2011. The majority of the fluctuation is due to income recognized at one commercial property. The property was flooded in 2010 (fiscal 2011), repaired, and flooded again in 2011 (fiscal 2012). Both floods caused decreased income from this property. The repairs on this property due to the 2011 flood are extensive and income from this property is expected to be below historical levels for fiscal 2012 as well as portions of fiscal 2013. The Company expects to make additional capital contributions to this joint venture to fund the repairs as well as improvements. However, a nonrecurring insurance claim of $488,000 pertaining to the 2011 flood was received and recognized as income during the three months ended March 31, 2012, increasing results for the period. Income from bank-owned life insurance increased by $121,000 to $391,000 for the three months ended March 31, 2012, from $270,000 for the three months ended March 31, 2011, primarily due to increased investment in bank-owned life insurance. The Company had a nonrecurring gain of $73,000 during the three months ended March 31, 2012 due to the net gain realized on the sale of real estate owned properties.

Operating Expenses. Operating expenses increased $551,000, or 6.7%, to $8.8 million for the three months ended March 31, 2012, from $8.3 million for the three months ended March 31, 2011. The increase was primarily due to compensation, payroll taxes and fringe benefits, which increased $1.5 million to $6.3 million for the three months ended March 31, 2012, from $4.7 million for the three months ended March 31, 2011. The increase was primarily due to the amortization of costs associated with stock awards and options that were granted under the Company’s 2011 Equity Incentive Plan (“the Equity Plan”) on August 18, 2011. The expense associated with the Equity Plan recognized in the quarter totaled $1.5 million. This increase was partially offset by a decrease in real estate owned operations, which decreased $770,000 to $124,000 for the three months ended March 31, 2012, from $894,000 for the three months ended March 31, 2011. Expenses for the 2011 period included a $799,000 writedown of the carrying value of a real estate owned property, which was based on an updated appraisal.

Income Tax Expense. Income tax expense for the three months ended March 31, 2012 was $5.1 million on pre-tax income of $13.5 million, resulting in an effective tax rate of 37.5%. Income tax expense for the three months ended March 31, 2011 was $4.1 million on pre-tax income of $11.1 million, resulting in an effective tax rate of 36.8%.

Comparison of Operating Results for the Nine Months Ended March 31, 2012 and 2010

Net Income. Net income increased $2.1 million, or 10.0%, to $23.4 million for the nine months ended March 31, 2012, from $21.3 million for the corresponding 2011 period. The primary cause of the increased net income in the 2012 period was increased net interest income, partially offset by increased expenses.

Interest Income. Total interest income increased $3.1 million, or 3.5%, to $90.8 million for the nine months ended March 31, 2012, from $87.7 million for the nine months ended March 31, 2011. The largest increase occurred in interest on loans, which increased $5.8 million or 7.8%, to $80.1 million for the nine months ended March 31, 2012, from $74.4 million for the nine months ended March 31, 2011. Over that same period, the average balance of loans increased $184.4 million and the yield on the portfolio decreased 21 basis points. Interest on MBS AFS increased $2.7 million, or 50.1%, to $8.1 million for the nine months ended March 31, 2012, from $5.4 million for the nine months ended March 31, 2011. The average balance of MBS AFS increased $247.6 million over these periods while the yield on the portfolio decreased 36 basis points. The qualitative explanations provided in “Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011, Interest Income” regarding changes for the three month period comparison are also applicable to the nine month period comparison.

Interest Expense. Total interest expense decreased $2.1 million, or 7.5%, to $25.4 million for the nine months ended March 31, 2012, from $27.5 million for the nine months ended March 31, 2011. Interest expense on deposits decreased $1.8 million, or 15.2%, to $10.0 million for the nine months ended March 31, 2012, from $11.8 million for the nine months ended March 31, 2011. The average balance of interest bearing deposits increased $102.1 million over this period while the average cost of these funds decreased 26 basis points. Interest expense on borrowings decreased $274,000, or 1.7%, to $15.4 million for the nine months ended March 31, 2012, from $15.7 million for the nine months ended March 31, 2011. The average balance of borrowings increased $97.8 million over the period while the cost decreased 68 basis points. The qualitative explanations provided in “Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011, Interest Expense” regarding changes for the three month period comparison are also applicable to the nine month period comparison.

Net Interest Income Before Provision for Loan Losses. Net interest income increased $5.1 million, or 8.5%, to $65.3 million for the nine months ended March 31, 2012, from $60.2 million for the nine months ended March 31, 2011. The Company’s net interest rate spread and margin increased to 3.18% and 3.51% for the nine months ended March 31, 2012, from 2.84% and 3.34% for the nine months ended March 31, 2011, respectively. The factors described in “Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011, Net Interest Income Before Provision for Loan Losses” also impacted the nine month periods. The Company’s net interest income was reduced $943,000 and $2.0 million for the nine months ended March 31, 2012 and 2011, respectively, due to the impact of nonaccrual loans.

Provision for Loan Losses. The Company recorded provisions for loan losses of $7.0 million for the nine months ended March 31, 2012 as compared to $6.8 million for the nine months ended March 31, 2011. A rollforward of the allowance for loan losses for the nine months ended March 31, 2012 and 2011 is presented below:

	Nine months ended March 31,
	2012	2011
	(In thousands)
Balance at beginning of period	$26,514	$25,902
Provisions charged to operations	7,000	6,800
Recoveries of loans previously charged off	59	80
Loans charged off	3,324	8,452

Balance at end of period	$30,249	$24,330

Allowance for loan losses to total loans	1.55%	1.45%
Net charge-offs (annualized) to average loans outstanding	0.24%	0.70%

See discussion of the allowance for loan losses in “Comparison of Financial Condition at March 31, 2012 and June 30, 2011” and footnote 6 of the financial statements.

Other Income. Other income increased $347,000 to $4.3 million for the nine months ended March 31, 2012 from $4.0 million for the nine months ended March 31, 2011. The increase was primarily due to net income on the real estate investment captions of net real estate operations and income from investments in real estate joint ventures, which increased by $456,000 to $1.7 million for the nine months ended March 31, 2012, from $1.3 million for the nine months ended March 31, 2011. The increase was primarily due to the receipt of insurance proceeds described in “Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011, Other Income.” In addition, during the quarter ended December 31, 2011, a nonrecurring insurance claim of $487,000 pertaining to the 2010 flood was received and recognized as income. The Company is pursuing additional insurance claims but it is possible that no additional insurance proceeds pertaining to these floods will be received. Income from bank-owned life insurance increased by $366,000 to $1.2 million for the nine months ended March 31, 2012, from $829,000 for the nine months ended March 31, 2011, primarily due to increased investment in bank-owned life insurance. These increases were partially offset by a $262,000 impairment charge for equity securities that was recognized in the 2012 period.”

Operating Expenses. Operating expenses increased $2.3 million to $26.1 million for the nine months ended March 31, 2012, from $23.8 million for the nine months ended March 31, 2011. The increase was primarily due to compensation, payroll taxes and fringe benefits, which increased $3.4 million to $6.3 million for the nine months ended March 31, 2012, from $4.7 million for the nine months ended March 31, 2011. The increase was primarily due to costs associated with the Equity Plan. The expense associated with the Equity Plan recognized in the nine month period totaled $3.8 million. This increase was partially offset by decreases in real estate owned operations and other expenses. Real estate owned operations decreased $568,000 to $672,000 for the nine months ended March 31, 2012, from $1.2 million for the nine months ended March 31, 2011, primarily due to the 2011 writedown described in “Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2011, Other Expenses.” Other expenses decreased $474,000 to $2.8 million for the nine months ended March 31, 2012, from $3.2 million for the nine months ended March 31, 2011, primarily due to decreased expenses associated with problem assets.

Income Tax Expense. Income tax expense for the nine months ended March 31, 2012, was $13.2 million, due to pre-tax income of $36.6 million, resulting in an effective tax rate of 36.1%. For the nine months ended March 31, 2011, income tax expense was $12.3 million, due to pre-tax income of $33.6 million, resulting in an effective tax rate of 36.8%.

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

At March 31, 2012, the Company had $181.6 million in overnight borrowings from the FHLB. At June 30, 2011, the Company had no overnight borrowings from the FHLB. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $690.9 million at March 31, 2012 and $509.3 million at June 30, 2011. The Company’s total borrowings at March 31, 2012 include $509.3 million in longer term borrowings with the FHLB. In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At March 31, 2012, outstanding commitments to originate loans totaled $132.0 million and outstanding commitments to extend credit totaled $33.7 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $450.7 million at March 31, 2012. Based upon historical experience, management estimates that a significant portion of such deposits will remain with the Company.

On September 29, 2009, the Federal Deposit Insurance Corporation issued a rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. On December 30, 2009, the Company paid $8.2 million in estimated assessments, of which $4.5 million is prepaid at March 31, 2012.

As of March 31, 2012 and June 30, 2011, the Company and Bank exceeded all regulatory capital requirements as follows:

	At March 31, 2012
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital (to risk-weighted assets)	$532,361	25.5%	$167,237	8.0%
Tier I capital (to risk-weighted assets)	506,179	24.2	83,618	4.0
Tier I capital (to average assets)	506,179	19.4	104,232	4.0

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Total capital (to risk-weighted assets)	$441,590	21.6%	$163,850	8.0%
Tier I capital (to risk-weighted assets)	415,931	20.3	81,925	4.0
Tier I capital (to average assets)	415,931	15.9	104,647	4.0

	At June 30, 2011
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital (to risk-weighted assets)	$666,533	35.5%	$150,361	8.0%
Tier I capital (to risk-weighted assets)	643,002	34.2	75,181	4.0
Tier I capital (to average assets)	643,002	25.1	102,496	4.0

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Total capital (to risk-weighted assets)	$438,588	23.8%	$147,385	8.0%
Tier I capital (to risk-weighted assets)	415,516	22.6	73,693	4.0
Tier I capital (to average assets)	415,516	16.4	101,263	4.0

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

Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. Management actively monitors the interest rate risk position of the Company. As initially discussed in the Company’s Form 10-Q for the quarterly period ended December 31, 2011, and also discussed in “Comparison of Financial Condition at March 31, 2012 and June 30, 2011” and “Comparison of Operating Results for the Three Months Ended March 31, 2012 and 2010,” the Company is not currently following strategies (ii) and (iii), above, and management is aware that the Company’s interest rate risk remained at an elevated level over the quarter. Although, management feels the level of interest rate risk is manageable, it has prepared strategies to reduce the risk. The execution of such strategies would reduce net interest income. Given the current interest rate outlook, management believes that it has been in the Company’s best interests to forego the strategies that would reduce the interest rate risk, accept the increased risk and realize the increased net interest income. However, management intends to utilize strategy (iii) (see paragraph above) during the quarter ending June 30, 2012. The utilization of longer term FHLB advances will likely decrease interest rate risk but will likely increase interest expense on borrowings.

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

The table below sets forth, as of March 31, 2012, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present
				Value of Assets (3)
		Estimated Increase (Decrease) in NPV			Increase
Change in Interest	Estimated NPV				(Decrease)
Rates (basis points) (1)	(2)	Amount	Percent	NPV Ratio (4)	basis points
		(Dollars in thousands)
+200	$436,937	$(92,793)	(17.5)%	17.0%	(241)
+100	483,072	(46,658)	(8.8)	18.3	(116)
0	529,730	—	0.0	19.4	—
-100	570,662	40,932	7.7	20.4	96

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at March 31, 2012, in the event of a 100 basis point decrease in interest rates, we would experience a 5.2% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 16.3% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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

Part II – Other Information

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

The following table shows the Company’s repurchases of its common stock for each calendar month in the quarter ended March 31, 2012 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans (1)
January 2012	—	$—	—	2,180,776
February 2012	—	—	—	2,180,776
March 2012	20,400	12.77	20,400	2,160,376

	20,400	$12.77	20,400

(1)	On November 14, 2011, the Company announced its third Share Repurchase Program, which authorized the purchase of an additional 5% of its outstanding shares of common stock, or 2,278,776 shares. This stock repurchase program commenced upon the completion of the second repurchase program on November 14, 2011. The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company conducts such repurchases in accordance with a Rule 10b5-1 trading plan. This program has no expiration date and has 2,160,376 shares yet to be purchased as of March 31, 2012.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

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

ORITANI FINANCIAL CORP.

Date: May 10, 2012	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date: May 10, 2012	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer