Form 10-K
period 2012-06-30
Oritani Financial Corp
filed 2012-09-12
CIK 1483195

SECURITIES AND EXCHANGE COMMISSION

450 Fifth Street, N.W.

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2012

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

As of September 12, 2012, there were 56,245,065 shares of the Registrant’s common stock, par value $0.01 per share, issued and 45,201,715 shares outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2011, as reported by the Nasdaq Global Market, was approximately $487.5 million.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2012 Annual Meeting of Stockholders of the Registrant (Part III).

Oritani Financial Corp.

2012 Annual Report on Form 10-K

PART I

ITEM 1.	BUSINESS

Forward Looking Statements

This Annual Report contains certain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements may be identified by reference to a future period or periods, or by use of forward looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to significant risks, assumptions, and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events: general economic conditions, either nationally or in our market or service areas, that are worse than expected; significantly increased competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins or fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; changes in consumer spending, borrowing, and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, taxing authorities and the Financial Accounting Standards Board; and changes in our organization, compensation, and benefit plans.

Oritani Financial Corp. (“the Company”) wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions, which may be made to any forward looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Oritani Financial Corp. owns 100% of the outstanding shares of common stock of Oritani Bank. Oritani Financial Corp. primarily engages in the business of holding the common stock of Oritani Bank as well as two limited liability companies that own a variety of real estate investments. Oritani Financial Corp.’s executive office is located at 370 Pascack Road, in the Township of Washington, New Jersey 07676, and its telephone number is (201) 664-5400. Oritani Financial Corp. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (“FRB”). At June 30, 2012, Oritani Financial Corp. had consolidated assets of $2.70 billion, consolidated deposits of $1.39 billion and consolidated stockholders’ equity of $510.7 million. Its consolidated net income for the fiscal year ended June 30, 2012 was $31.7 million.

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

Oritani Bank

General

Oritani Bank is a New Jersey-chartered savings bank headquartered in the Township of Washington, New Jersey. Oritani Bank was originally founded in 1911, as a New Jersey building and loan association. Over the years, Oritani Bank has expanded through internal growth as well as through a series of business combinations. Oritani Bank conducts business from its main office located at 370 Pascack Road, in the Township of Washington, New Jersey 07676, two lending offices in New York and its 24 branch offices located in the New Jersey Counties of Bergen, Hudson, Essex and Passaic. The telephone number at its main office is (201) 664-5400. At June 30, 2012, our assets totaled $2.67 billion and our deposits totaled $1.41 billion.

Our principal business consists of attracting retail and commercial bank deposits from the general public in the areas surrounding our main office in the Township of Washington, New Jersey, our lending offices in New York and our branch offices located in the New Jersey Counties of Bergen, Hudson, Essex and Passaic, and investing those deposits, together with funds generated from operations, in multifamily and commercial real estate loans, one to four family residential mortgage loans as well as in second mortgage and equity loans, construction loans, business loans, other consumer loans, and investment securities. We originate loans primarily for investment and hold such loans in our portfolio. Occasionally, we will also enter into loan participations. Our revenues are derived principally from interest on loans and securities as well as our investments in real estate and real estate joint ventures. We also generate revenues from fees and service charges and other income. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.

Market Area

From our headquarters in the Township of Washington, New Jersey, we operate 25 full service branches, including our main office. We operate branches in four counties of New Jersey: Bergen, Hudson, Essex and Passaic. The majority of our branches (seventeen) and deposits are located in Bergen County. In addition, we operate five branches in Hudson County, one branch in Essex County and two branches in Passaic County. Our market area for commercial lending is broader, generally extending about 150 miles from our headquarters. Our lending area includes the state of New Jersey, the broader New York metropolitan area, southern New York, eastern Pennsylvania, and southern Connecticut. Our consumer lending is generally limited to the bank’s designated lending area which is considerably closer to our branch offices.

In terms of population, Bergen County ranks as the largest county in New Jersey (out of 21 counties) while Hudson County ranks fourth, Essex County ranks third and Passaic County ranks ninth. The economy in our primary market area has benefited from being varied and diverse. It is largely urban and suburban with a broad economic base. As one of the wealthiest states in the nation, New Jersey, with a population of 8.8 million, is considered one of the most attractive banking markets in the United States. As of July 2012, the unemployment rate for New Jersey was 9.8%, which was higher than the national rate of 8.3%, with a total of 3.9 million New Jersey residents employed as of July 2012. Bergen County is considered part of the New York metropolitan area. Its county seat is Hackensack. Bergen County ranks 20th among the highest-income counties in the United States in 2009 in terms of per-capita income. Some of Bergen County’s major employers are: Hackensack University Medical Center; Valley Health Systems; Medco Health Solutions; the County of Bergen; Quest Diagnostics, Inc.; Bio-Reference Laboratories, Inc.; Englewood Hospital and Medical Center; Becton Dickinson & Company; Englewood Hospital Home Health Care Services and Unilever Best Foods. See “Item 1A, Risk Factors – Current Market and Economic Conditions May Significantly Affect Our Operations and Financial Condition.”

Bergen County is bordered by Rockland County, New York to the north, the Hudson River to the east, Hudson County to the south, Passaic County to the west and also a small border with Essex County to the west.

Passaic County is bordered by Orange County, New York to the north, Rockland County, New York to the northeast, Bergen County to the east, Essex County to the south, Morris County to the southwest and Sussex County to the west.

Essex County is bordered by Passaic County to the north, Morris County to the west, Union County to the south, Hudson County to the east and also a small border with Bergen County to the east.

Hudson County’s only land border is with Bergen County to the north and west. It is bordered by the Hudson River and Upper New York Bay to the east; Kill van Kull (which connects Newark Bay with Upper New York Bay) to the south and Newark Bay and the Hackensack River or the Passaic River to the west.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2011, the latest date for which statistics are available, our market share of deposits was approximately 3.1% in Bergen County and less than 1.0% in each of Hudson and Passaic Counties. We had no deposits in Essex County at June 30, 2011.

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

Lending Activities

Our principal lending activity is the origination of multifamily loans and commercial real estate loans as well as residential real estate mortgage loans and construction loans secured by property located primarily in our market area. Our multifamily loans consist primarily of mortgage loans secured by apartment buildings. Our commercial real estate loans consist primarily of mortgage loans secured by commercial offices, retail space, warehouses and mixed-use buildings. Our residential real estate mortgage loans consist of one to four family residential real property and consumer loans. Construction loans consist primarily of one to four family and commercial development projects. We curtailed construction lending during fiscal 2009 due to market and economic conditions and now only originate such loans on an exception basis. Second mortgage and equity loans consist primarily of home equity loans and home equity lines of credit. Multifamily and commercial real estate loans represented $1.80 billion, or 88%, of our total loan portfolio at June 30, 2012. One to four family residential real estate mortgage loans represented $139.1 million, or 6.8%, of our total loan portfolio at June 30, 2012. As market rates for residential loans have decreased, Oritani Bank’s rate for these products have been less than competitive. Consequently, residential loan balances have been decreasing throughout the last three fiscal years. We also offer second mortgages and equity loans. At June 30, 2012, such loans totaled $30.1 million, or 1.5%, of our loan portfolio. At June 30, 2012, construction and land loans totaled $48.9 million, or 2.4%, of our loan portfolio. At June 30, 2012, other loans, which primarily consist of business and to a smaller extent, account loans, totaled $17.6 million, or 0.9% of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.

	At June 30,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential	$139,072	6.8%	$172,972	10.1%	$244,126	15.9%	$265,962	20.4%	$223,087	21.8
Multi-family	679,783	33.5	474,776	27.8	360,380	23.5	277,589	21.3	237,490	23.2
Commercial real estate	1,116,335	54.9	901,916	52.9	760,076	49.5	562,138	43.3	359,681	35.2
Second mortgage and equity loans	30,052	1.5	38,706	2.3	48,110	3.1	54,769	4.2	59,886	5.8
Construction and land loans	48,887	2.4	86,502	5.1	102,137	6.6	130,831	10.0	138,195	13.5
Other loans	17,622	0.9	30,571	1.8	21,753	1.4	10,993	0.8	4,880	0.5

Total loans	2,031,751	100.0%	1,705,443	100.0%	1,536,582	100.0%	1,302,282	100.0%	1,023,219	100.0

Other items:
Net deferred loan origination fees	7,747		6,080		4,800		2,979		2,610
Allowance for loan losses	31,187		26,514		25,902		20,680		13,532

Total loans, net	$1,992,817		$1,672,849		$1,505,880		$1,278,623		$1,007,077

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2012. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	Residential		Multi-family		Commercial		Second Mortgage		Construction and Land		Other Loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2013	4,704	5.40	1,608	6.98	33,849	5.97	108	5.62	32,289	6.04	9,178	6.06	81,736	5.99
2014	5,670	5.30	2,379	6.41	22,826	6.44	446	5.08	4,057	4.80	5,730	2.42	41,108	5.54
2015 to 2016	952	5.19	46,742	5.46	76,665	5.99	1,906	5.04	1,709	6.15	700	6.69	128,674	5.78
2017 to 2021	17,743	4.94	193,055	5.27	496,949	6.01	7,721	5.13	—	0.00	257	6.04	715,725	5.78
2022 to 2026	11,305	5.27	288,139	4.53	350,558	4.81	7,790	5.19	—	0.00	304	6.50	658,096	4.70
2027 and beyond	98,698	5.03	147,860	5.51	135,488	6.35	12,081	5.38	10,832	6.36	1,453	5.49	406,412	5.69

Total	$139,072	5.06%	$679,783	5.03%	$1,116,335	5.68%	$30,052	5.24%	$48,887	6.01%	$17,622	4.86%	$2,031,751	5.41%

The following table sets forth, at June 30, 2012, the dollar amount of all fixed- and adjustable-rate loans that are contractually due after June 30, 2013.

	Due After June 30, 2013
	Fixed	Adjustable	Total
	(In thousands)
Residential	$106,569	$27,799	$134,368
Multi-family	184,468	493,707	678,175
Commercial estate Loans	384,666	697,820	1,082,486
Second mortgage and equity loans	23,583	6,361	29,944
Construction and land loans	13,886	2,711	16,597
Other loans	1,800	6,644	8,444

Total loans	$714,972	$1,235,042	$1,950,014

Loans:

Residential Loans. We originate one to four family residential mortgage loans substantially all of which are secured by properties located in our primary market area. At June 30, 2012, $139.1 million, or 6.8% of our loan portfolio, consisted of one to four family residential mortgage loans. We generally retain for our portfolio substantially all of the loans that we originate. One to four family mortgage loan originations are generally obtained from existing or past customers, through advertising, and through referrals from local builders, real estate brokers, and attorneys and are underwritten pursuant to Oritani Bank’s policies and standards. In 2008, the Company began a program where a fee is paid to a broker for a loan referral that results in an origination or a purchase of a recently closed loan. Generally, one to four family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make loans with a loan-to-value ratio in excess of 90%. Fixed rate mortgage loans are originated for terms of up to 30 years. Generally, fixed rate residential mortgage loans are underwritten according to Freddie Mac guidelines, policies and procedures, with a maximum origination amount of $2.0 million. We do not originate or purchase, and our loan portfolio does not include, any sub-prime loans.

We also offer adjustable rate mortgage loans for one to four family properties, with an interest rate based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one-year, which adjust either annually or every three years from the outset of the loan or which adjusts annually after a five-, seven- or ten-year initial fixed rate period. Originations and purchases of adjustable rate one to four family residential loans totaled $2.1 million during the fiscal year ended June 30, 2012 as compared to total originations and purchases of $20.2 million of one to four family residential loans during the 2011 fiscal year. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the Bank’s risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. At June 30, 2012, $27.8 million, or 19.9% of our one to four family residential real estate loans, had adjustable rates of interest.

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

We also offer our directors, officers and employees who satisfy certain criteria and our general underwriting standards fixed or adjustable rate loan products with reduced interest rates, excluding loans originated through the MPF program. These loans adhere to all other terms and conditions contained in the loan policy.

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

Multifamily and Commercial Real Estate Loans. We originate non-residential commercial real estate mortgage loans and loans on multifamily dwellings. At June 30, 2012, $1.80 billion, or 88% of our loan portfolio, consisted of multifamily and commercial real estate loans. Our commercial real estate mortgage loans are primarily permanent loans secured by improved property such as retail stores, mixed-use properties, self-storage facilities, mobile home parks, commercial warehouses and office buildings. The retail store caption includes stand alone groceries and drug stores, and we generally seek this type of anchor tenant at multi-store facilities. Our multifamily mortgage loans are primarily permanent loans secured by apartment buildings. The typical loan has a fixed rate of interest for the first five years, after which the loan reprices to a market index plus a spread, with a floor of the original rate. The fixed rate period is occasionally extended to as much as ten years. These loans typically amortize over 30 years though we will often require shorter amortization. We also offer such loans on a self-amortizing basis with fixed rate terms up to 20 years. References to commercial real estate loans below refer to multifamily and commercial real estate.

The terms and conditions of each loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors. In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise and credit history, risks inherent in the property’s tenants, the global cash flows of the borrower, the value of the underlying property and other factors. Loan to value ratios are a very important consideration. While our lending policies allow commercial real estate loan originations in an amount up to 80% of the appraised value or the purchase price of the property, whichever is less, our maximum loan to value ratio is generally 75%. Other factors we consider, with respect to commercial real estate rental properties, include the term of the lease(s) and the quality of the tenant(s). We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2 times. Environmental reports are generally required for commercial real estate loans. Commercial real estate loans made to corporations, partnerships and other business entities may require personal guarantees by the principals as warranted. Property inspections are conducted no less than every three years, or more frequently as warranted. Bank lending policies allow lending up to the 80% loan to value level and 1.2 times debt service coverage ratio. However, in 2008, we informally reduced our maximum loan to value ratios and increased our maximum debt service coverage ratio, as well as taking a more conservative approach on other underwriting issues. We continue to underwrite to these informal changes. We believe these actions have resulted in originations that are more conservative in nature than Bank policy allows. We intend to maintain this conservative posture at least as long as we perceive a heightened economic risk in this type of lending.

For commercial loans with balances greater than $1.0 million, a borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at June 30, 2012 was a $21.0 million loan secured by a shopping center, located in Putnam County, New York. This loan is performing in accordance with its terms. Our largest commercial real estate relationship consisted of 10 properties primarily secured by multifamily dwellings located mainly in our primary market area with a real estate investor. The aggregate outstanding loan balance for this relationship is $47.0 million at June 30, 2012, and these loans are all performing in accordance with their terms.

Loans secured by commercial real estate, including multifamily properties, generally involve larger principal amounts and a greater degree of risk than one to four family residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy. See “Item 1A, Risk Factors – Current Market and Economic Conditions May Significantly Affect Our Operations and Financial Condition.”

Second Mortgage and Equity Loans. We also offer second mortgage and equity loans and home equity lines of credit, each of which are secured by one to four family residences, substantially all of which are located in our primary market area. At June 30, 2012, second mortgage and equity loans totaled $30.1 million, or 1.5% of total loans. Additionally, at June 30, 2012, the unadvanced amounts of home equity lines of credit totaled $11.1 million. The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The combined (first and second mortgage liens) loan-to-value ratio for home equity loans and equity lines of credit is generally limited to 70%. Home equity loans are offered with fixed and adjustable rates of interest and with terms of up to 30 years. Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal.

Equity loans entail greater risk than do residential mortgage loans, particularly if they are secured by an asset that has a superior security interest. In addition, equity loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Construction Loans. We originate construction loans for the development of one to four family residential properties located in our primary market area. Residential construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences. At June 30, 2012, residential construction loans amounted to $32.1 million, or 1.6% of total loans.

Our residential construction loans generally provide for the payment of interest only during the construction phase, but in no event exceeding 24 months. Residential construction loans can be made with a maximum loan-to-value ratio of 75% of the appraised value of the land and 100% of the costs associated with the construction. Residential construction loans are generally made on the same terms as our one to four family mortgage loans. At June 30, 2012, the largest residential construction loan was for $19.0 million, with an outstanding balance of $19.0 million and is secured by a single family estate home with an appraised value of $56.0 million. The construction phase has been completed and is currently listed for sale. While this loan has performed according to its terms, the loan has been extended primarily due to the “select” market availability for a home of this magnitude. This loan was classified as watch and was performing according to it terms at June 30, 2012.

We also make construction loans for commercial development projects. The projects include multifamily, apartment, retail and office buildings. We generally require that a commitment for permanent financing be in place prior to closing the construction loan. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At June 30, 2012, commercial construction loans totaled $16.8 million, or 0.8% of total loans. At June 30, 2012, the largest outstanding commercial construction loan commitment was for $10.5 million, with an outstanding balance of $10.5 million and is secured by an office and warehouse space complex. This loan was performing according to its terms at June 30, 2012.

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

We chose to reduce our exposure to construction lending during fiscal 2009 due to market and economic conditions. Such loans are now only originated on an exception basis. Construction originations for the years ended June 30, 2012 and 2011 were $5.7 million and $11.8 million, respectively, versus $19.1 million for the comparable 2010 period.

Other Loans. Other loans totaled $17.6 million or 0.9% of our total loan portfolio at June 30, 2012. Other loans primarily consist of business loans secured by cash and other business assets, account loans, and commercial line of credit loans. Commercial line of credit loans totaled $11.3 million. In 2009, Oritani decided to limit new line of credit lending to well-established customers.

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

During the fiscal year ended June 30, 2012, loan originations totaled $528.4 million and purchases totaled $2.0 million, all of which were retained by us. In 2012, loans originated and sold under the FHLB MPF program totaled $400,000. There were no sales of loans in fiscal 2011 or 2010.

We will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At June 30, 2012, we had $46.3 million in loan participation interests.

At June 30, 2012, we were servicing loans sold in the amount of $2.6 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

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

Loans are placed on non-accrual status when they are more than 90 days delinquent. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed. Once the outstanding principal balance is brought current, income is recognized to the extent the loan is deemed fully collectible. If the deficiencies causing the delinquency are resolved, such loans may be returned to accrual status once all arrearages are resolved and a period of satisfactory payment performance, usually six months. See additional discussion regarding our non-performing assets at June 30, 2012 in “Management Discussion and Analysis.”

Non-Performing Assets and Restructured Loans. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At June 30, 2012 and 2011, we had non-performing troubled debt restructurings (“TDR”) of $6.6 million and $8.0 million, respectively, which are included in the appropriate categories in the non-accrual table below. Additionally, we had $5.1 million and $1.5 million of troubled debt restructurings on accrual status at June 30, 2012 and 2011, respectively, which do not appear in the table below. We had no troubled debt restructurings at June 30, 2010, 2009, and 2008.

	At June 30,
	2012 (1)	2011 (2)	2010	2009 (3)	2008 (4)
	(Dollars in thousands)
Non-accrual loans:
Residential	$4,573	$1,005	$55	$98	$67
Multifamily	616	549	—	6,291	—
Commercial real estate	6,124	3,456	17,835	25,685	—
Second mortgage and equity loans	274	263	62	—	—
Construction and land loans	6,637	8,332	20,173	20,391	14,143
Other loans	118	1,698	—	—	—

Total non-accrual loans	$18,342	$15,303	$38,125	$52,465	$14,210

Loans greater than 90 days delinquent and still accruing	$—	$—	$—	$—	$—

Total non-performing loans	$18,342	$15,303	$38,125	$52,465	$14,210

Real estate owned	2,740	3,967	3,031	—	—

Total non-performing assets	$21,082	$19,270	$41,156	$52,465	$14,210

Ratios:
Non-performing loans to total loans	0.90%	0.90%	2.48%	4.03%	1.39%
Non-performing assets to total assets	0.78%	0.74%	1.66%	2.74%	0.98%

(1)	Included in nonaccrual loans are one residential loan totaling $34,000 and one construction loan totaling $1.7 million that were less than 30 days delinquent and one equity loan totaling $7,000 that was less than 90 days delinquent.
(2)	Two construction loans totaling $4.9 million and one other loan totaling $1.5 million were less than 30 days delinquent at June 30, 2011 and were classified as non-accrual.
(3)	Two construction loans totaling $4.2 million were less than 60 days delinquent at June 30, 2009 and were classified as non-accrual.
(4)	One construction loan totaling $335,000 was less than 60 days delinquent at June 30, 2008 and was classified as non-accrual.

As noted in the above table, there were nonaccrual loans of $18.3 million at June 30, 2012 and $15.3 million at June 30, 2011. Additional interest income of $1.1 million and $2.4 million would have been recorded during the years ended June 30, 2012 and 2011, respectively, if the loans had performed in accordance with their original terms. Interest income on these loans of $58,000 and $423,000 was included in net income for the years ended June 30, 2012 and 2011, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Comparison of Operating Results for the Years Ended June 30, 2012 and June 30, 2011, Provision for Loan Losses.”

Delinquent Loans. The following table sets forth our loan delinquencies by type, by amount and by percentage of type at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2012
Residential	2	$1,722	10	$4,539	12	$6,261
Multifamily	1	1,125	3	616	4	1,741
Commercial real estate	3	2,520	9	6,124	12	8,644
Second mortgage and equity loans	1	7	2	267	3	274
Construction and land loans	1	3,188	1	4,895	2	8,083
Other loans	—	—	2	118	2	118

Total	8	$8,562	27	$16,559	35	$25,121

At June 30, 2011
Residential	4	$1,087	4	$1,005	8	$2,092
Multifamily	2	3,810	3	550	5	4,360
Commercial real estate	1	307	6	3,456	7	3,763
Second mortgage and equity loans	2	123	3	263	5	386
Construction and land loans	—	—	4	8,332	4	8,332
Other loans	—	—	3	1,697	3	1,697

Total	9	$5,327	23	$15,303	32	$20,630

At June 30, 2010
Residential	4	$762	1	$55	5	$817
Multifamily	—	—	—	—	—	—
Commercial real estate	4	2,105	3	17,835	7	19,940
Second mortgage and equity loans	1	19	1	62	2	81
Construction and land loans	1	1,743	5	20,173	6	21,916
Other loans	—	—	—	—	—	—

Total	10	$4,629	10	$38,125	20	$42,754

At June 30, 2009
Residential	1	$197	2	$98	3	$295
Multifamily	—	—	2	6,291	2	6,291
Commercial real estate	3	17,209	7	25,685	10	42,894
Second mortgage and equity loans	—	—	—	—	—	—
Construction and land loans	1	419	5	15,765	6	16,184
Other loans	—	—	—	—	—	—

Total	5	$17,825	16	$47,839	21	$65,664

At June 30, 2008
Residential	—	$—	2	$68	2	$68
Multifamily	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Second mortgage and equity loans	1	18	—	—	1	18
Construction and land loans	—	—	2	13,808	2	13,808
Other loans	—	—	—	—	—	—

Total	1	$18	4	$13,876	5	$13,894

In addition to the delinquent loans listed above, we had loans that were delinquent 90 days or more past due as to principal. Typically, such loans had passed their maturity date but continued making monthly payments, keeping their interest current, while negotiating external financing or an extension from the Company. These loans totaled $6.5 million at June 30, 2012. One loan, with a principal balance of $630,000 continued making monthly payments and was subsequently extended by us, which negated its past due maturity status. Another loan, with a principal balance of $2.7 million, has continued making monthly payments. However, extension terms amenable to the Company have not yet been negotiated. A third loan, with a principal balance of $3.2 million, subsequently became past due regarding the monthly payments and is currently classified as nonaccrual. At June 30, 2011 and 2010, loans that had passed their maturity date but continued making monthly payments, keeping their interest current until paid in full or extended totaled $6.3 million and $5.6 million, respectively.

Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of cost or fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition. The Company had real estate owned of $2.7 million at June 30, 2012 and $4.0 million at June 30, 2011. During the twelve months ended June 30, 2012, Oritani Bank obtained title to seven properties securing $3.9 million of non-performing loans. The properties were written down to $2.8 million upon acquisition and were subsequently written down further to $2.4 million by June 30, 2012. The Company sold ten properties with book value of $3.7 million during the twelve months ended June 30, 2012. Proceeds from the sale of real estate owned were $3.9 million, resulting in gross gains and gross losses of $237,000 and $27,000, respectively.

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

We are required to establish general allowances for loan losses for loans classified substandard or doubtful, as well as for other problem loans, including those classified as special mention or watch. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When we classify problem assets as “loss,” we are required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. Since 2005, the Company has engaged a third party loan review firm to help ensure that loans are properly classified. They report to the Audit Committee quarterly and their scope is determined by the Audit Committee annually. On an annual basis, the loan review firm reviews a significant portion of the existing portfolio over the course of the year, typically an aggregate of at least 60% of the commercial real estate, multifamily and construction loan portfolios, including a sampling of both new and seasoned loans, a review of all Regulation “O” loans and review of all delinquent loans. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and the New Jersey Department of Banking and Insurance (“NJDOBI”) which can order the establishment of additional general or specific loss allowances. Such examinations typically occur annually. Our last examination by the FDIC was as of June 30, 2011 and as of March 31, 2010 by the NJDOBI.

The following table shows the aggregate amounts of our classified assets, including non-performing loans, at the date indicated.

	Classified Assets At
	June 30, 2012		June 30, 2011		June 30, 2010
	Number	Amount	Number	Amount	Number	Amount
Substandard assets:
Residential	13	$5,219	4	$1,005	1	$55
Multi-family loans	6	6,004	3	3,979	—	—
Commercial real estate loans	19	23,793	9	8,590	9	25,219
Second mortgage and equity loans	2	267	3	263	—	—
Construction and land loans	7	10,699	8	15,195	11	31,424
Other loans	2	117	3	1,698	2	699

Total	49	$46,099	30	$30,730	23	$57,397

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

We also utilize additional classifications for assets that do not meet the definition of any of the classified assets yet contain an element that warrants a rating that is less than “pass.” We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset. Our assets classified as “special mention” totaled $43.0 million, $32.2 million, and $21.6 million at June 30, 2012, 2011, and 2010, respectively. Effective September 30, 2009, we began to also utilize the classification of “watch” for assets where complete current information has not been procured or a minor weakness is indicated. Our assets classified as “watch” totaled $132.2 million, $103.7 million and $32.2 at June 30, 2012, 2011 and 2010, respectively.

Impaired Loans. The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. Loans we individually classify as impaired include multifamily, commercial mortgage and construction loans with balances of $1.0 million or more, unless a condition exists for loans less than $1.0 million that would increase the Bank’s potential loss exposure. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. If the loan’s carrying value does exceed the fair value, specific reserves are established to reduce the loan’s carrying value. For classification purposes, impaired loans are typically classified as substandard. Impaired loans at June 30, 2012, 2011 and 2010 were $17.3 million, $12.7 million and $21.9 million, respectively.

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

Each quarter we evaluate the allowance for loan losses and adjust the allowance as appropriate through a provision or recovery for loan losses. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the NJDOBI and the FDIC will periodically review the allowance for loan losses. They may require us to adjust the allowance based on their analysis of information available to them at the time of their examination. Such examinations typically occur annually. Our last examination by the FDIC was as of June 30, 2011 and as of March 31, 2010 by the NJDOBI.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the fiscal years indicated.

	At or For the Years Ended June 30,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of period $	26,514	$25,902	$20,680	$13,532	$8,882

Charge-offs:
Residential	669	—	—	—	—
Multifamily	194	—	16	260	—
Commercial real estate	529	3,018	1,196	—	—
Second mortgage and equity loans	—	—	—	—	—
Construction and land loans	897	5,750	3,526	2,250	—
Other loans	1,598	—	43	222	—

Total charge-offs	3,887	8,768	4,781	2,732	—

Recoveries:
Residential	18	—	—	—	—
Multifamily	—	—	—	—	—
Commercial real estate	—	80	—	—	—
Second mortgage and equity loans	—	—	—	—	—
Construction and land loans	42	—	—	—	—
Other loans	—	—	3	—	—

Total recoveries	60	80	3	—	—

Net charge-offs	(3,827)	(8,688)	(4,778)	(2,732)	—

Provision for loan losses	8,500	9,300	10,000	9,880	4,650

Balance at end of year $	31,187	$26,514	$25,902	$20,680	$13,532

Ratios:
Net charge-offs to average loans outstanding	0.21%	0.54%	0.35%	0.23%	—%
Allowance for loan losses to total loans at end of period	1.53%	1.55%	1.69%	1.59%	1.32%

The increase in the allowance for loan losses since 2008, and related provisions, is primarily due to charge-off levels, the evaluation of ongoing local and regional economic factors and the growth in the multifamily and commercial real estate portfolios. The continued increase in the multifamily and commercial real estate loan portfolio is a factor as these types of loans inherently contain more credit risk than one to four family residential loans. The elevated level of charge-offs in the 2011 period were primarily incurred in conjunction with the disposal of two large problem assets.

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

	At June 30,
	2012		2011		2010
		Percent of		Percent of		Percent of
		Loans in		Loans in		Loans in
	Allowance	Each	Allowance	Each	Allowance	Each
	for Loan	Category to	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans	Losses	Total Loans
	(Dollars in thousands)
Residential	$2,343	6.8%	$1,274	10.1%	$1,390	15.9%
Multifamily	3,113	33.5	2,703	27.8	2,175	23.5
Commercial real estate	20,087	54.9	15,597	52.9	15,295	49.5
Second mortgage and equity loans	475	1.5	369	2.3	421	3.1
Construction and land loans	2,498	2.4	3,455	5.1	4,595	6.6
Other loans	348	0.9	1,625	1.8	482	1.4
Unallocated	2,323	—	1,491	—	1,544	—

Total	$31,187	100.0%	$26,514	100.0%	$25,902	100.0%

	At June 30,
	2009		2008
		Percent of		Percent of
		Loans in		Loans in
	Allowance	Each	Allowance	Each
	for Loan	Category to	for Loan	Category to
	Losses	Total Loans	Losses	Total Loans
		(Dollars in thousands)
Conventional	$1,012	20.4%	$845	21.8
Multifamily	2,912	21.3	2,535	23.2
Commercial real estate	9,683	43.3	5,560	35.2
Second mortgage and equity loans	274	4.2	299	5.8
Construction and land loans	5,791	10	3,883	13.5
Other loans	268	0.8	92	0.5
Unallocated	740	—	318	—

Total	$20,680	100.0%	$13,532	100.0

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

Our investment portfolio at June 30, 2012, consisted of $24.6 million in federal agency obligations and $1.4 million in equity securities. We also invest in mortgage-backed securities, all of which are guaranteed by government sponsored enterprises. At June 30, 2012, our mortgage-backed securities portfolio totaled $510.1 million, or 18.9% of total assets, and consisted of $478.3 million in fixed-rate securities and $31.7 million in adjustable-rate securities, guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Securities can be classified as held to maturity or available for sale at the date of purchase.

U.S. Government and Federal Agency Obligations. At June 30, 2012, our U.S. Government and federal agency securities portfolio totaled $24.6 million, all of which was classified as available for sale.

Equity Securities. At June 30, 2012, our equity securities portfolio totaled $1.4 million, or 0.1% of our total assets, all of which were classified as available for sale. The portfolio consists of financial industry common stock. During fiscal 2012, 2011 and 2010, several of these holdings were deemed other-than-temporarily impaired and the Company recorded non-cash impairment charges to earnings of $262,000, $31,000 and $202,000, respectively. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect out net capital position.

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

At June 30, 2012, our mortgage-backed securities totaled $510.1 million or 18.9%, of total assets and 19.5% of interest earning assets. At June 30, 2012, 6.2% of the mortgage-backed securities were backed by adjustable rate mortgage loans and 93.8% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 2.4% at June 30, 2012. The estimated fair value of our mortgage-backed securities at June 30, 2012 was $511.6 million, which is $10.8 million more than the amortized cost of $500.8 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. All of the Company’s mortgage-backed securities are insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

Securities Portfolios. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

Securities and Mortgage-Backed Securities Held to Maturity

	At June 30,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Freddie Mac	$5,438	$5,746	$7,546	$7,948	$11,449	$12,015
Ginnie Mae	3,200	3,350	3,425	3,490	2,282	2,316
Fannie Mae	24,955	25,943	22,413	22,743	21,593	22,348
Collateralized mortgage obligations	2,537	2,609	4,225	4,341	31,144	31,943

Total securities held to maturity	$36,130	$37,648	$37,609	$38,522	$66,468	$68,622

Securities and Mortgage-Backed Securities Available for Sale

	At June 30,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
United States Government and federal agency obligations	$24,283	$24,622	$88,355	$87,884	$347,470	$349,959
Corporate bonds	—	—	2,000	2,021	2,000	2,072
Mutual funds	—	—	—	—	4,671	4,937
Equity securities	1,210	1,409	1,472	1,537	1,763	1,755
Mortgage-backed securities:
Freddie Mac	15,822	16,436	9,448	10,118	17,988	19,061
Fannie Mae	59,232	62,345	75,789	77,026	22,869	24,020
Collateralized mortgage obligations	389,613	395,139	414,443	418,788	34,399	35,396

Total securities available for sale	$490,160	$499.951	$591,507	$597,374	$431,160	$437,200

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2012 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments, scheduled redemptions or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Mortgage-backed securities:
Freddie Mac	$—	—	$—	—	$312	4.00	$5,126	2.88	$5,438	$5,746	2.94%
Ginnie Mae	—	—	—	—	3,200	4.43	—	—	3,200	3,350	4.43
Fannie Mae	—	—	—	—	10,953	2.89	14.002	2.58	24,955	25,943	2.71
Collateralized mortgage obligations	—	—	—	—	2,537	3.65	—	—	2,537	2,609	3.65

Total securities held to maturity	$—	—	$—	—	$17,002	3.24%	$19,128	2.66%	$36,130	$37,648	2.92

United States Government and federal agency obligations	$—	—	$24,283	1.26%	$—	—	$—	—%	$24,283	$24,622	1.26%
Equity securities	1,210	—	—	—	—	—	—	—	1,210	1,409	—
Mortgage-backed securities:
Freddie Mac	—	—	—	—	5,238	4.74	10,584	2.51	15,822	16,436	3.26
Fannie Mae	—	—	—	—	56,726	3.31	2,506	4.64	59,232	62,345	3.37
Collateralized mortgage obligations	—	—	—	—	177,277	2.27	212,336	2.31	389.613	395,139	2.29

Total securities available for sale	$1,210	—	$24,283	1.26%	$239,241	2.57%	$225,426	2.34%	$490,160	$499,951	2.40%

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

At June 30, 2012, $569.5 million, or 40.98% of our deposit accounts were time deposits, of which $410.3 million had maturities of one year or less. At June 30, 2012 and 2011, we had brokered time deposits totaling $22.9 million. There were no brokered time deposits at June 30, 2010 and 2009. The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At June 30,
	2012			2011
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Checking accounts	$215,566	15.51%	0.24%	$162,147	11.74%	0.42%
Money market accounts	444,476	31.98	0.72	390,684	28.28	1.01
Savings accounts	160,115	11.52	0.31	152,906	11.07	0.55
Time deposits	569,549	40.98	1.14	675,573	48.91	1.48

Total deposits	$1,389,706	100.00%	0.77%	$1,381,310	100.00%	1.12%

	At June 30,
	2010			2009
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)			(Dollars in thousands)
Deposit type:
Checking accounts	$131,029	10.16%	0.71%	$88,759	7.87%	0.90%
Money market accounts	297,540	23.07	1.07	199,965	17.73	2.07
Savings accounts	146,675	11.37	0.68	147,669	13.10	1.04
Time deposits	714,502	55.40	1.76	691,237	61.30	2.84

Total deposits	$1,289,746	100.00%	1.37%	$1,127,630	100.00%	2.32%

As of June 30, 2012, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was approximately $235.2 million. The following table sets forth the maturity of those deposits as of June 30, 2012.

At June 30, 2012
(In thousands)
Three months or less	$57,557
Over three months through six months	47,412
Over six months through one year	49,444
Over one year to three years	56,800
Over three years	23,978

Total	$235,191

Borrowings. Our borrowings consist of advances from the FHLB of New York. As of June 30, 2012, we had total borrowings in the amount of $745.9 million, which represented 34.1% of total liabilities, with an estimated weighted average maturity of 3.3 years and a weighted average rate of 2.6%. The weighted average maturity is estimated because several of our borrowings, under certain circumstances, can be called by the FHLB prior to the scheduled maturity. If this were to occur, our weighted average maturity would decrease. At June 30, 2012 borrowings are secured by mortgage-backed securities and investment securities with a book value of $380.4 million and performing mortgage loans with an outstanding balance of $1.5 billion.

The following table sets forth information concerning balances and interest rates on our FHLB advances and other borrowings at and for the periods shown:

	At or For the Years Ended June 30,
	2012	2011	2010
	(Dollars in thousands)
Balance at end of period	$745,865	$509,315	$495,552
Average balance during period	$642,947	$521,541	$506,592
Maximum outstanding at any month end	$745,865	$621,680	$529,004
Weighted average interest rate at end of period	2.64%	3.77%	4.00%
Average interest rate during period	3.19%	3.95%	4.10%

Subsidiary Activities and Joint Venture Information

Oritani Financial Corp. is the owner of Oritani Bank, Hampshire Financial LLC and Oritani LLC. Hampshire Financial LLC and Oritani LLC are New Jersey limited liability companies that own real estate and investments in real estate as described below. In addition, at June 30, 2012, Oritani Financial Corp., either directly or through one of its subsidiaries, had loans with an aggregate balance of $38.0 million on 13 of the properties in which it (either directly or through one of its subsidiaries) had an ownership interest. All such loans are performing in accordance with their terms.

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

Oritani Asset Corporation’s primary objective is to maximize long-term returns on equity. At June 30, 2012, Oritani Asset Corporation had $493.0 million in assets. Oritani Asset Corporation is taxed and operates in a manner that enables it to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

Through these various subsidiaries, we maintain investments in real estate and investment in joint ventures. Detailed below is a summary of these various investments by subsidiary and by type.

Ormon LLC

Ormon LLC is a wholly-owned subsidiary of Oritani Bank. Ormon LLC maintains the following investments in real estate and joint ventures:

Investments in Real Estate

Park Lane Associates—Ormon LLC maintains a 50% undivided ownership interest in Park Lane Associates. Park Lane Associates is a 142-unit apartment complex located in Little Falls, New Jersey. Our initial investment was made in March 1980. For the year ended June 30, 2012, we recognized net income of $427,000 on the investment and received cash distributions of $365,000 during this period. At June 30, 2012, we had a loan to Park Lane Associates totaling $1.6 million.

Park View Apartments—Ormon LLC maintains a 50% undivided ownership interest in Park View Apartments. Park View Apartments is a 114-unit apartment complex located in White Hall, Pennsylvania. We initially invested in Park View in December 1986. For the year ended June 30, 2012, we recognized net income of $107,000 on the investment in Park View and received cash distributions of $70,000 during this period. At June 30, 2012, we had a loan to Park View Apartments totaling $1.1 million.

Winstead Village—Ormon LLC maintains a 50% undivided ownership interest in Winstead Village. Winstead Village is a 40-unit apartment complex located in Moorestown, New Jersey. We initially invested in Winstead in December 1986. For the year ended June 30, 2012, we recognized net income of $58,000 on the investment and also received cash distributions of $38,000 during that period. At June 30, 2012, we had a loan to Winstead Village totaling $713,000.

Parkway East—Ormon LLC maintains a 50% undivided ownership interest in Parkway East. Parkway East is a 43-unit apartment complex located in Caldwell, New Jersey. We initially invested in Parkway East in July 1981. For the year ended June 30, 2012, we recognized net income of $92,000 on the investment in Parkway East and received cash distributions of $82,000 during this period. We have no loans to this entity.

Marine View Apartments—Ormon LLC maintains a 75% undivided ownership interest in Marine View Apartments. Marine View is an 85-unit apartment complex located in Perth Amboy, New Jersey. We initially invested in Marine View in October 1993. For the year ended June 30, 2012, we recognized net income of $126,000 on the investment in Marine View and received cash distributions of $210,000 over that period. We have no loans to this entity.

Ormon LLC also wholly owns one property that is held and operated for investment purposes. The property is a 54-unit mixed-use property (49 residential units and 5 store fronts) located in Palisades Park, New Jersey. We recognized net income of $415,000 for the year ended June 30, 2012, from the operation of this property.

During fiscal 2010, Ormon LLC sold a 19-unit office building located in Hillsdale, New Jersey and recognized a net gain of $1.0 million.

Investments in Joint Ventures

Oaklyn Associates—Oaklyn Associates is a 50% owned joint venture on a 100-unit apartment complex located in Oaklyn, New Jersey. We initially invested in this joint venture in February 1978. For the year ended June 30, 2012, we recognized net income of $55,000 on the investment and received cash distributions of $65,000 over that period. At June 30, 2012, we had a loan to Oaklyn Associates totaling $754,000.

Madison Associates—Madison Associates is a 50% owned joint venture on 30-unit apartment complex located in Madison, New Jersey. We initially invested in this joint venture in January 1989. For the year ended June 30, 2012, we recognized net income of $76,000 on the investment and received cash distribution of $80,000 over that period. We have no loans to this entity.

Brighton Court Associates—Brighton Court Associate is a 50% owned joint venture on a 47-unit apartment complex located in Bethlehem, Pennsylvania. We initially invested in Brighton Court in July 1996. For the year ended June 30, 2012, we recognized income of $16,000 on the investment and received cash distributions of $25,000. At June 30, 2012, our loans to Brighton Court Associates totaled $1.4 million.

Plaza 23 Associates—Plaza 23 Associates is 50% owned joint venture on a shopping center in Pequannock, New Jersey. We initially invested in Plaza 23 Associates in October 1983. For the year ended June 30, 2012, we recognized net income of $531,000 related to the investment and received cash distributions of $129,000 during that period. We have no loans to Plaza 23 Associates but have a $10.0 million loan to its partner in this joint venture, Plains Plaza Ltd. Plains Plaza Ltd. has pledged its equity interest in Plaza 23 Associates as collateral for this loan.

Oritani, LLC

Oritani, LLC is a wholly-owned limited liability corporation of Oritani Financial Corp. The primary business of Oritani, LLC is real estate investments.

Investments in Joint Ventures

Ridge Manor Associates—Ridge Manor Associates is a 50% owned joint venture on a 44-unit apartment complex located in Park Ridge, New Jersey. We initially invested in Ridge Manor Associates in May 2004. For the year ended June 30, 2012, we recognized net income of $5,000 related to the investment, and also received cash distributions of $22,000 during that period. At June 30, 2012, we had a loan to this entity that totaled $4.3 million.

Van Buren Apartments—Van Buren Apartments is a 50% owned joint venture on a 32-unit apartment complex located in River Edge, New Jersey. We initially invested in Van Buren in March 2002. For the year ended June 30, 2012, we recognized a net income on the investment of $69,000 and received cash distributions of $79,000 during that period. At June 30, 2012, we had a loan to Van Buren Apartments that totaled $2.1 million.

10 Landing Lane—10 Landing Lane is a 50% owned joint venture on a 143-unit apartment complex located in New Brunswick, New Jersey. We initially invested in 10 Landing Lane in August 1998. For the year ended June 30, 2012, we recognized net income of $22,000 related to the investment and received cash distributions of $145,000 during that period. We have no loans to this entity.

FAO Hasbrouck Heights—FAO Hasbrouck Heights is a 50% owned joint venture on 93 mixed-use units (primarily residential) in Hasbrouck Heights, New Jersey. We initially invested in FAO Hasbrouck Heights in November 2005. For the year ended June 30, 2012, we recognized a net loss of $2,000 related to the investment and received cash distributions of $74,000 over that period. At June 30, 2012, we had a loan to FAO Hasbrouck Heights that totaled $7.5 million.

FAO Terrace Associates- FAO Terrace Associates is a 50% owned joint venture on a 34-unit apartment complex located in Hasbrouck Heights, New Jersey. We initially invested in FAO Terrace Associates in January 2009. For the year ended June 30, 2012, we recognized a net loss of $41,000 related to the investment and received cash distributions of $25,000 over that period. At June 30, 2012, we had a loan to FAO Terrace Associates that totaled $2.6 million.

FAO Gardens Associates- FAO Garden Associates is a 50% owned joint venture on a 34-unit apartment complex located in Hackensack, New Jersey. We initially invested in FAO Garden Associates in February 2009. For the year ended June 30, 2012, we recognized a net loss of $32,000 related to the investment and did not receive cash distributions over that period. At June 30, 2012, we had a loan to FAO Garden Associates that totaled $2.5 million.

River Villas Mews, LLC- River Villas Mews, LLC is a 50% owned joint venture on a 44 unit apartment complex located in Palmyra, New Jersey. We initially invested in River Villa Mews, LLC in August, 2009. For the year ended June 30, 2012, we recognized a net loss of $24,000 related to the investment and received cash distributions of $12,000. At June 30, 2012, we had a loan to River Villa Mews, LLC that totaled $612,000.

Hampshire Financial is a wholly-owned subsidiary of Oritani Financial Corp. The primary business of Hampshire Financial is real estate investments.

Investments in Joint Ventures

Hampshire Realty—Hampshire Realty is a 50% owned joint venture on an 81-unit apartment complex located in Allentown, Pennsylvania. We initially invested in Hampshire in June 2002. For the year ended June 30, 2012, we recognized net income of $14,000 related to the investment and received cash distributions of $38,000 over that period. At June 30, 2012, we had a loan to Hampshire that totaled $2.8 million.

The following table presents a summary of our investments in real estate and investments in joint ventures (in thousands).

	Book	Year Ended June 30, 2012			Book
	Value at	Profit /	Distributions	Additional	Value at
Property Name	June 30, 2011	(Loss)	Received	Investment	June 30, 2012
Real Estate Held For Investment
Ormon, LLC—Undivided Interests in Real Estate
Park Lane	$(397)	$427	$(365)	$—	$(335)
Park View	(335)	107	(70)	—	(298)
Winstead Village	(220)	58	(38)	—	(200)
Parkway East	(350)	92	(82)	—	(340)
Marine View	852	126	(210)	—	768
Ormon, LLC—Wholly Owned Properties
Palisades Park(1)	333	415	—	19	355
Real Estate Held For Investment Summary
Assets(1)	$1,185	$541	$(210)	$19	$1,123
Liabilities	$(1,302)	$684	$(555)	$—	$(1,173)

Investments in Joint Ventures
Ormon, LLC
Oaklyn Associates	$(179)	$55	$(65)	$—	$(189)
Madison Associates	(55)	76	(80)	—	(59)
Brighton Court Associates	107	16	(25)	—	98
Plaza 23 Associates	2,916	531	(129)	—	3,318
Oritani, LLC
Ridge Manor Associates	449	5	(22)	—	432
Van Buren Apartments	126	69	(79)	—	116
10 Landing Lane	(319)	22	(145)	—	(442)
FAO Hasbrouck Heights	304	(2)	(74)	—	228
FAO Terrace Associates	533	(41)	(25)	—	467
FAO Gardens	404	(32)	—	—	372
River Villas Mews, LLC	383	(24)	(12)	—	347
Hampshire Financial
Hampshire Realty	87	14	(38)	—	63
Investments in Joint Ventures Summary
Assets	$5,309	$536	$(404)	$—	$5,441
Liabilities	$(553)	$153	$(290)	$—	$(690)

(1)	The book values for wholly owned properties represent the costs of the fixed assets associated with the property, less accumulated depreciation.

Personnel

As of June 30, 2012, we had 161 full-time employees and 56 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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

Oritani Bank is a New Jersey-chartered savings bank, and its deposit accounts are insured up to applicable limits by the Deposit Insurance Funds (“DIF”) of the FDIC. Oritani Bank is subject to extensive regulation, examination and supervision by the Commissioner of the NJDOBI as the issuer of its charter, and by the FDIC as the deposit insurer and its primary federal regulator. Oritani Bank must file reports with the NJDOBI and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening, closing, moving or acquiring branch offices. The NJDOBI and the FDIC conduct periodic examinations to assess Oritani Bank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

Examination and Enforcement. The NJDOBI may examine Oritani Bank whenever it deems an examination advisable. The NJDOBI typically examines Oritani Bank at least every two years. The NJDOBI may order any savings bank to discontinue any violation of law or unsafe or unsound banking practice, and may direct any director, officer, attorney or employee of a savings bank engaged in an objectionable activity, after the NJDOBI has ordered the activity to be terminated, to show cause at a hearing before the NJDOBI why such person should not be removed.

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

The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the bank’s capital adequacy. Under such a risk assessment, examiners evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. Institutions with significant interest rate risk may be required to hold additional capital. According to the agencies, applicable considerations include:

•	the quality of the bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.

The following table shows Oritani Bank’s Core capital, Tier 1 risk-based capital, and Total risk-based capital ratios at June 30, 2012:

	As of June 30, 2012
	Capital	Percent of Assets(1)
	(Dollars in thousands)
Core capital	412,031	15.42%
Tier 1 risk-based capital	412,031	19.25%
Total risk-based capital	438,837	20.51%

(1)	For purposes of calculating Core capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As the table shows, as of June 30, 2012, Oritani Bank was considered “well capitalized” under FDIC guidelines.

The federal banking regulators have recently issued proposed rules that, if adopted, significantly increase regulatory capital requirements. Among other things, the proposed rules would introduce a new minimum common equity tier 1 capital ratio of 4.5% of risk-weighted assets and increase the minimum tier 1 risk-based capital ratio from 4.0% to 6.0% of risk-weighted assets. There would also be a new “capital conservation buffer” that would require an institution to hold an additional 2.5% of common equity tier 1 capital to risk-based assets in order to avoid restrictions on dividends and executive compensation. The proposed rules would also impose stricter capital deduction requirements and revise the current risk-weighting categories to increase risk sensitivity. If finalized, the new requirements would be phased in over a period of several years.

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

The recent proposed rules related to increased regulatory capital requirements would, if adopted, adjust the prompt corrective action categories accordingly.

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

The FDIC also adopted a rule pursuant to which all insured depository institutions were required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. The prepayment amount was collected on December 30, 2009. The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 was equal to the modified third quarter assessment rate plus an additional three basis points. In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. We recorded the pre-payment as a prepaid expense, which will be amortized to expense over three years. On December

30, 2009, the Company paid $8.1 million in estimated assessments, of which $7.1 million was prepaid for the 2010, 2011 and 2012 assessment periods.

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The FICO payments will continue until the FICO bonds mature in 2017 through 2019. Excluding the special assessment noted above, our expense for the assessment of deposit insurance and the FICO payments was $1.2 million for the year ended June 30, 2012 and $1.4 million for the year ended June 30, 2011.

The FDIC has authority to increase deposit insurance assessments. A material increase in insurance assessments would likely have an adverse effect on the operating expenses and results of the Bank.

Federal Home Loan Bank System. Oritani Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLB of New York, Oritani Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 4.5% of its borrowings from the Federal Home Loan Bank, or 0.3% of assets, whichever is greater. As of June 30, 2012 Oritani Bank was in compliance with this requirement.

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

An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in an inability to receive regulatory approval for certain activities such as branching and acquisitions. Oritani Bank received a “satisfactory” Community Reinvestment Act rating in our most recently completed federal examination, which was conducted by the FDIC in 2011.

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

The Dodd-Frank Act

Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in 2010. That new law is significantly changing the current bank regulatory structure and has affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the ultimate impact of the Dodd-Frank Act may not be known for many years.

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

The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a depository institution, rather than deposits. The Dodd-Frank Act also permanently increase the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

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

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, which is currently permitted for bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies. The previously referenced proposed rule related to increased capital requirements for insured depository institutions would also apply such capital requirements to savings and loan holding companies.

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

At June 30, 2012, our total federal pre-base year reserve was approximately $15.1 million. However, under current law, pre-base year reserves remain subject to recapture should Oritani Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

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

Net Operating Loss Carryforwards. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2012, Oritani Bank had no net operating loss carryforwards for federal income tax purposes.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At June 30, 2012 the fair value of our available for sale agency securities, mortgage-backed securities and corporate debt obligations totaled $498.5 million. Unrealized net gains on these available for sale securities totaled approximately $9.6 million at June 30, 2012 and are reported as a separate component of stockholders’ equity. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

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

We evaluate interest rate sensitivity by estimating the change in Oritani Bank’s net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At June 30, 2012, in the event of an immediate 200 basis point increase in interest rates, the model projects that we would experience a $110.6 million, or 19.0%, decrease in net portfolio value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management of Market Risk.”

Historically Low Interest Rates May Adversely Affect Our Net Interest Income and Profitability.

During the past four years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than as available prior to 2008. Consequently, the average yield on our interest earning assets has decreased to 4.88% for the year ended June 30, 2012 from 5.57% for the year ended June 30, 2009. This trend of decreasing average yield on interest earning assets is expected to continue. Our cost of interest bearing liabilities has also decreased over the period, to 1.64% for the year ended June 30, 2012 from 3.21% for the year ended June 30, 2009. However, many of our deposit products are currently priced below 1.00% and the ability to reduce these costs further is limited. The Board of Governors of the Federal Reserve System has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability.

Our Continued Emphasis On Multifamily and Commercial Real Estate Lending Could Expose Us To Increased Lending Risks.

Our business strategy centers on continuing our emphasis on multifamily and commercial real estate lending. We have grown our loan portfolio in recent years with respect to these types of loans and intend to continue to emphasize these types of lending. At June 30, 2012, $1.8 billion, or 88.4%, of our total loan portfolio consisted of multifamily loans and commercial real estate loans. As a result, our credit risk profile will be higher than traditional thrift institutions that have higher concentrations of one to four family residential loans. Loans secured by multifamily and commercial real estate generally expose a lender to greater risk of non-payment and loss than one to four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the underlying property. This risk increases during a negative economic cycle. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one to four family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one to four family residential mortgage loan. We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses. Finally, if we foreclose on multifamily and commercial real estate loans, our holding period for the collateral typically is longer than one to four family residential mortgage loans because there a fewer potential purchasers of the collateral.

The largest commercial real estate loan in our portfolio at June 30, 2012 was a $21.0 million loan secured by a shopping center, located in Putnam County, New York. Our largest loan relationship consisted of multifamily properties located mainly in our primary market area with a real estate investor. The aggregate outstanding loan balance for this relationship is $47.0 million at June 30, 2012. As discussed in “Business of Oritani Financial Corp-

Lending Activities”, we have recently been utilizing stricter underwriting for these types of loans, and curtailed our construction lending.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Will Decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 1.53% of total loans at June 30, 2012, material additions to our allowance could materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Further downgrades in the U.S. government’s sovereign credit rating, and in the credit ratings of instruments issued, insured or guaranteed by certain related institutions, agencies and instrumentalities, could result in risks to us and the general economy that we are not able to predict.

On August 5, 2011, Standard & Poor’s downgraded the United States long-term debt rating from its AAA rating to AA+. On August 8, 2011, Standard & Poor’s downgraded the credit ratings of certain long-term debt instruments issued by Fannie Mae and Freddie Mac and other U.S. government agencies linked to long-term U.S. debt. Instruments of this nature are key assets on the balance sheets of financial institutions, including Oritani Bank. These downgrades could adversely affect the market value of such instruments, and could adversely impact our ability to obtain funding that is collateralized by affected instruments, as well as affecting the pricing of that funding when it is available. We cannot predict if, when or how these changes to the credit ratings will affect economic conditions. These ratings downgrades could result in a significant adverse impact to us, and could exacerbate the other risks to which we are subject.

We have been negatively affected by current market and economic conditions. A continuation or worsening of these conditions could adversely affect our operations, financial condition, and earnings.

The severe economic recession of 2008 and 2009 and the weak economic recovery since then have resulted in continued uncertainty in the financial markets and the expectation of weak general economic conditions, including high levels of unemployment. The resulting economic pressure on consumers and businesses has adversely affected our business, financial condition, and results of operations. The credit quality of loan and investment securities portfolios has deteriorated at many financial institutions and the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Some of our commercial and multifamily real estate loan customers have experienced increases in vacancy rates and declines in rental rates for both multifamily and commercial properties Housing market conditions in the New York metropolitan area, where most of our lending activity occurs, deteriorated over the past several years. The S&P/Case-Shiller Home Price Indices, the leading measure of U.S. home prices, showed that the price of existing single family homes in the New York metro area as June 2012 decreased 2.1% versus the June 2011 prices. RealtyTrac, a leading online marketplace for foreclosure properties, reported that national foreclosure filings for July 2012 decreased 10% versus July 2011 while foreclosure starts increased 6 percent from July 2011. The decreasing trend in foreclosures is not an indicator of a recovering economy but more likely the result of short-term interventions such as loan modifications, national and state-level foreclosure prevention efforts and foreclosure processing delays. Financial companies’ stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. A continuation or worsening of these conditions could result in reduced loan demand and further increases in loan delinquencies, loan losses, loan loss provisions, costs associated with monitoring delinquent loans and disposing of foreclosed property, and otherwise negatively affect our operations, financial condition, and earnings.

Our Deposit Growth Has Been A Primary Funding Source. If Deposit Growth Slows, It May Be More Expensive For Us To Fund Loan Originations.

Over the past four years, we have realized strong deposit growth, although this trend slowed in 2011. Management believes a portion of this growth was due to external factors, as funds were withdrawn from the stock market and deposited into investment options considered safe by the investors, such as Oritani Bank. Such depositors may choose to redeploy these funds in the stock market at a future date, regardless of our efforts. If this occurs, it would hamper our ability to grow deposits and could even result in a net outflow of deposits. In addition, the increase in deposit insurance limits also may have contributed to our deposit growth and we could experience a net outflow of deposits of such deposit insurance limits were reduced. Another factor increasing the risk of an outflow of deposits pertains to money market accounts. The majority of the deposit growth by the Company was in money market accounts. Money market funds can be withdrawn by depositors at any time without penalty. We will continue to focus on deposit growth, which we use to fund loan originations and purchase investment securities. However, if we are unable to continue to sufficiently increase our deposit balances, we may be required to utilize alternative sources of funding, including Federal Home Loan Bank advances, or increase our deposit rates, each of which will increase our cost of funds.

If Our Investment in the Federal Home Loan Bank of New York is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Earnings and Stockholders’ Equity Could Decrease.

We own common stock of the Federal Home Loan Bank of New York (“FHLB-NY”), which is part of the Federal Home Loan Bank system. We hold the FHLB-NY common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB-NY’s advance program. The aggregate cost and fair value of our FHLB-NY common stock as of June 30, 2012 was $38.2 million based on its par value. There is no market for our FHLB-NY common stock.

Although the Federal Home Loan Bank of New York is not reporting current operating difficulties, it is possible that the capital of the Federal Home Loan Bank system, including the Federal Home Loan Bank of New York, could be substantially diminished. This could occur with respect to an individual Federal Home Loan Bank due to the requirement that each Federal Home Loan Bank is jointly and severally liable along with the other Federal Home Loan Banks for the consolidated obligations issued through the Office of Finance, a joint office of the Federal Home Loan Banks, or due to the merger of a Federal Home Loan Bank experiencing operating difficulties into a stronger Federal Home Loan Bank. Consequently, there continues to be a risk that our investment in Federal Home Loan Bank of New York common stock could be deemed other-than-temporarily impaired at some time in the future, and if this occurs, it would cause our earnings and stockholders’ equity to decrease by the impairment charge.

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

Strong Competition Within Our Market Area May Limit Our Growth and Profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have substantially greater resources and lending limits than we have, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our interest-earning assets. For additional information see “Business of Oritani Financial Corp—Competition.”

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

At June 30, 2012, the Company and the Bank conducted business from its corporate headquarters in Washington Township, New Jersey, and 24 full service branch offices located in Bergen, Hudson, Essex and Passaic Counties, New Jersey. The aggregate net book value of premises and equipment was $15.4 million at June 30, 2012.

ITEM 3.	LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the NASDAQ Global Market under the symbol “ORIT”. As of June 30, 2012, we have 2,056 stockholders of record (excluding the numbers of person or entities holding stock in street name through various brokerage firms), and 45,198,765 shares outstanding. The following table presents quarterly market information for Oritani Financial Corp.’s common stock for the periods indicated, adjusted to reflect the 1.50-for-one stock split in connection with the second step transaction. The following information was provided by the NASDAQ Stock Market.

	For the Years Ended June 30,
	2012			2011
	High	Low	Dividends	High	Low	Dividends
First Quarter	$13.64	$11.57	$0.100	$10.07	$9.10	$0.075
Second Quarter	14.00	12.02	$0.125	12.68	9.82	$0.100
Third Quarter	15.06	12.42	$0.125	12.98	11.75	$0.100
Fourth Quarter	15.13	13.27	$0.150	12.96	11.83	$0.100

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

Stock Performance Graph

Set forth below is a stock performance graph comparing (a) the cumulative total return on the Company’s Common Stock, adjusted to reflect the 1.5-for-one stock split in connection with the second step transaction, for the period beginning January 24, 2007, the date that Oritani Financial Corp. began trading as a public company as reported by the NASDAQ Global Market (at a closing price of $10.65 per share on such date), through June 30, 2012, the cumulative total return on stocks over such period included in (b) the NASDAQ Bank Index, (c) the NASDAQ Composite Index. (d) the SNL US Thrift Index and (e) the KBW Bank index. The SNL US Thrift and the KBW indices have been added to enhance stockholder perspective of the Company's stock performance. The initial offering price of Oritani Financial Corp. common stock was $6.67 per share and the first trading day increase in the value of the stock is not reflected in the graph. Cumulative return assumes the reinvestment of dividends, and is expressed in dollars based on an assumed investment of $100.

	Period Ending
Index	01/24/07	06/30/07	06/30/08	06/30/09	06/30/10	06/30/11	06/30/12
Oritani Financial Corporation	100.00	89.48	100.19	85.85	96.13	127.11	148.40
NASDAQ Bank	100.00	95.38	64.02	49.69	55.24	58.96	61.22
NASDAQ Composite	100.00	105.93	94.07	76.08	88.27	117.28	125.56
SNL US Thrift Index	100.00	92.54	47.88	32.44	35.24	34.96	34.17
KBW Bank	100.00	97.11	52.24	34.02	43.45	46.08	44.60

*	Source: SNL Financial LC, Charlottesville, VA

The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

The following table shows Company’s repurchase of its common stock for each calendar month in the three months ended June 30, 2012 and the stock repurchase plan approved by our Board of Directors.

			Total Number of	Maximum Number of
	Total Number	Average	Shares Purchased as	Shares That May Yet
	of Shares	Price Paid	part of Publicly	Be Purchased Under
Period	Repurchased	Per Share	Announced Plan	the Plan (1)
April 1, 2012 through April 30, 2012	—	—	—	2,160,375
May 1, 2012 through May 31, 2012	—	—	—	2,160,375
June 1, 2012 through June 30, 2012	255,900	$13.46	255,900	1,904,475

(1)	On November 14, 2011, the Company announced its third Share Repurchase Program, which authorized the purchase of an additional 5% of its outstanding shares of common stock, or 2,278,776 shares. This stock repurchase program commenced upon the completion of the second repurchase program on November 14, 2011. The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company conducts such repurchases in accordance with a Rule 10b5-1 trading plan. This program has no expiration date and has 1,904,475 shares yet to be purchased as of June 30, 2012.

As of September 12, 2012, the Company has repurchased, under the repurchase plans approved since the second step transaction, 11,159,700 shares of its stock at an average price of $13.00 per share.

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

	At June 30,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Financial Condition Data:
Total assets	$2,700,982	$2,587,233	$2,477,420	$1,913,521	$1,443,294
Loans, net	1,992,817	1,672,849	1,505,880	1,278,623	1,007,077
Securities available for sale, at market value	499,951	597,374	437,200	273,022	171,494
Mortgage-backed securities held to maturity	36,130	37,609	66,468	118,817	163,950
Bank owned life insurance	46,283	44,689	30,529	29,385	26,425
Federal Home Loan Bank of New York stock, at cost	38,222	26,844	25,081	25,549	21,547
Accrued interest receivable	10,630	9,237	9,425	7,967	5,646
Investments in real estate joint ventures, net	5,441	5,309	5,562	5,767	5,564
Real estate held for investment	1,123	1,185	1,221	1,338	3,681
Deposits	1,389,706	1,381,310	1,289,746	1,127,630	698,932
Borrowings	745,865	509,315	495,552	508,991	433,672
Stockholders’ equity	510,709	645,412	643,393	240,098	278,975

Selected Operating Data:
Interest income	$121,990	$117,353	$105,339	$88,429	$71,591
Interest expense	33,333	36,330	42,386	44,500	37,208

Net interest income	88,657	81,023	62,953	43,929	34,383

Provision for loan losses	8,500	9,300	10,000	9,880	4,650

Net interest income after provision for loan losses	80,157	71,723	52,953	34,049	29,733
Other income	5,401	5,452	5,486	2,780	4,936
Other expense	35,451	31,716	42,779	27,257	19,491

Income before income tax expense	50,107	45,459	15,660	9,572	15,178
Income tax expense	18,457	16,952	7,296	4,020	6,218

Net income	$31,650	$28,507	$8,364	$5,552	$8,960

	At or For the Years Ended June 30,
	2012	2011	2010	2009	2008
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	1.21%	1.13%	0.41%	0.33%	0.68%
Return on equity (ratio of net income to average equity)	5.95%	4.42%	3.26%	2.20%	3.21%
Average interest rate spread (1)	3.24%	2.88%	2.99%	2.36%	2.06%
Net interest margin (2)	3.55%	3.36%	3.25%	2.77%	2.77%
Efficiency ratio (3)	37.69%	36.68%	48.22%	58.35%	49.59%
Non-interest expense to average total assets	1.36%	1.26%	2.11%	1.63%	1.49%
Average interest-earning assets to average interest-bearing liabilities	123.33%	132.25%	111.83%	114.47%	123.59%

Asset Quality Ratios:
Non-performing assets to total assets	0.78%	0.74%	1.66%	2.74%	0.98%
Non-performing loans to total loans	0.90%	0.90%	2.48%	4.03%	1.39%
Allowance for loan losses to total loans	1.53%	1.55%	1.69%	1.59%	1.32%

Capital Ratios:
Total capital (to risk-weighted assets)	24.48%	35.46%	39.64%	19.15%	27.78%
Tier I capital (to risk-weighted assets)	23.23%	34.21%	38.38%	17.90%	26.53%
Tier I capital (to average assets)	19.02%	25.09%	31.58%	14.31%	19.71%

Other Data:
Number of full service offices	25	23	22	21	19
Full time equivalent employees	188	184	179	174	155

(1)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.
(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.
(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses and non-interest income. For the year ended June 30, 2010, excludes non-recurring expense associated with the accelerated vesting of stock awards and options triggered by the second step transaction and income from problem loan dispositions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to our individual and business customers. We cannot assure you that we will successfully implement our business strategy.

Highlights of our business strategy are discussed below:

Continuing to focus on multifamily and commercial real estate lending. Unlike many traditional thrifts, we have focused on the origination of multifamily and commercial real estate loans. Such loans comprise 88.4% of our total loan portfolio at June 30, 2012. We have focused on this type of lending because the interest rates earned for such loans generally are higher than the prevailing rates for residential loans, resulting in a greater level of interest income potential. We are also able to generate significantly higher fee income on such loans. In addition, the repayment terms usually expose us to less interest rate risk than fixed-rate residential loans. We generally incorporate one or more of the following features into our terms for multifamily and commercial real estate loans, thereby decreasing their interest rate risk: interest rates reset after five years at a predetermined spread to FHLB Advance rates; minimum stated interest rates; balloon repayment date or maximum fixed-rate self-amortizing loan term of 20 years. While our actual origination volume will depend on market conditions, we intend to continue our emphasis on multifamily and commercial real estate lending. A number of banks have added or increased this type of lending over the past few years, particularly multifamily lending. Consequently, the interest rate spreads on this type lending have come under pressure.

We have experienced substantial growth in our combined multifamily and commercial real estate loan portfolio in recent years. The annual growth rate of the portfolio has been 30.5%; 22.9%; 33.43%; 40.62% and 32.37% for years ended June 30, 2012, 2011, 2010, 2009 and 2008, respectively. We have been involved in multifamily lending for over thirty years. Over the past nine years, we have assembled a department exclusively devoted to the origination and administration of multifamily and commercial real estate loans. Over the past four years, we have established a separate credit department to review all such originations and ensure compliance with our underwriting standards. There are presently 10 loan officers as well as support staff in the origination department and 3 officers as well as support staff in the credit department. Our business plan projects continued growth of the portfolio and continued additions to our staff to support such growth. In addition, due to current economic conditions and related risks, management has been applying stricter underwriting guidelines, including requiring higher debt service coverage ratios and lower loan to value ratios, to these loans. We have also focused our multifamily and commercial real estate lending on more seasoned and experienced developers.

Aggressively remedy remaining delinquent loans and such additional loans that may occur. One of management’s objectives is to maintain a low level of problem assets and to achieve further reductions from our current level. Management’s tactics toward delinquent borrowers are considered aggressive. We have commenced legal action against virtually all borrowers who are more than 45 days delinquent. We have generally refused to extend the maturity date of any construction loan, even if the interest payments are current, unless the borrower agrees to reduce our exposure through additional principal payments and/or additional collateral, and agrees to an additional fee if the loan is not paid in full on or before the new maturity date. We realize that such actions may contribute to a higher level of delinquencies but believe this is the most prudent path to addressing problem loans. Since June 30, 2009, our level of non-performing assets to total assets has declined from 2.74% to 0.78% at June 30, 2012. While no assurances can be provided regarding results, management will continue to focus a significant amount of its time on the resolution of problem assets.

Maintaining and increasing core deposits. During the past four years, we have devoted significant internal attention to growing our deposits. We hired key, experienced personnel and have implemented an incentive program that rewards branch personnel for attracting core deposit relationships. We have also begun to emphasize obtaining deposits from our commercial borrowers, reexamined our pricing strategies and promoted our status as a local community bank. As a result of these efforts and external factors, we have experienced a period of strong deposit growth. Our total deposit balances grew $690.8 million, or 98.8%, from June 30, 2008 to June 30, 2012. Much of the increase came in the area of money market accounts and other core accounts. Our core deposit account balances grew $540.0 million, or 192.8%, from June 30, 2008 to June 30, 2012. In addition to the initiatives described above, management believes that external factors also contributed to our deposit growth. Due to uncertainty in the financial markets and a downturn in the U.S. economy, many investors withdrew funds from the stock market and deposited them into investment options considered safe by investors, such as Oritani Bank deposit accounts. Management believes a portion of our growth was due to this activity, particularly during the June 30, 2008 to June 30, 2009 period. Other external factors, including an increase in insured deposit limits, also may have contributed to our deposit growth. Overall deposit growth was muted in fiscal 2012 as an outflow of time deposits partially mitigated growth in core accounts. Our ongoing focus will be to build upon our successes in core deposit growth. In addition to continuing to attract new customers to Oritani Bank, we will also focus on cross-selling core deposit accounts to customers who have limited deposit services with Oritani Bank and seeking to further develop the relationship by providing quality customer service as well as continuing our de novo branch strategy.

Expanding our market share within our primary market area. Our deposit growth significantly boosted our market penetration in Bergen County, the primary county of our operations. We increased our percentage of Bergen County deposits from 1.8%, or the 14th ranked financial institution, at June 30, 2008 to 3.1%, or the 8th ranked financial institution, at December 31, 2011. Oritani had the second largest Thrift deposits in

Bergen County at December 31, 2011. In October 2011, we opened a de novo branch in Upper Montclair, New Jersey. This branch represents our first branch in Essex County, New Jersey, and had deposit totals of $23.6 million at June 30, 2012. We also opened a de novo branch in Clifton, New Jersey, in March, 2012. This branch represents our second branch in Passaic County, New Jersey, and had deposit totals of $21.8 million at June 30, 2012. We intend to continue the strategy of opportunistic de novo branching. We typically seek de novo branch locations in under-banked areas that are either a contiguous extension or fill-in of our existing branch network. We also have budgeted monies for infrastructure improvements in our existing branches. We may also consider the acquisition of branches from other financial institutions in our market area. We believe these strategies, along with continued growth, will help us achieve our goal of deposit growth and market expansion.

Continuing to emphasize operating efficiencies and cost control. One of the hallmarks of our operations has been expense control as evidenced by an efficiency ratio of 37.69% for the year ended June 30, 2012. This ratio is up only slightly from the ratio of 36.68% for the year ended June 30, 2011 despite $5.2 million of additional expense due to the amortization of costs associated with the Company’s 2011 Equity Incentive Plan. Our efficiency ratio as well as numerous other expense measurement ratios, have consistently outperformed peers. We intend to maintain our posture on expense control while continuing to make prudent investments in our operations by effectively managing costs in a relation to revenues.

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

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are impaired. Management will identify loans that have demonstrated issues that cause concern regarding full collectibility in the required time frame. Delinquency and internal credit department reviews are key indicators of such issues. In addition, the Company utilizes the services of a third party loan review firm. on an annual basis, the loan review firm reviews a significant portion of the existing portfolio over the course of the year, typically an aggregate of at least 60% of the commercial real estate, multifamily and construction loan portfolios, including a sampling of both new and seasoned loans, a review of all Regulation “O” loans and review of all delinquent loans. Their scope is determined by the Audit Committee. This firm prepares quarterly reports that include recommendations for classification. Their services assist in identifying loans that should be classified prior to delinquency issues. Management summarizes all problem loans and classifies such loans within the following industry standard categories: Watch, Special Mention, Substandard, Doubtful or Loss. In addition, a classified loan may be considered impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, collateral category and internal credit risk rating. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocation. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

On a quarterly basis, the Chief Financial Officer reviews the current status of loan assets in order to evaluate the adequacy of the allowance for loan losses. In this evaluation process, specific loans are analyzed to determine their potential risk of loss. This process includes all loans, concentrating on non-accrual and classified loans. Each non-accrual or classified loan is evaluated for potential loss exposure. Any shortfall results in a charge to the allowance if the likelihood of loss is evaluated as probable. To determine the adequacy of collateral on a particular loan, an estimate of the fair market value of the collateral is based on the most current appraised value available. If appropriate, the appraised value is then reduced to reflect estimated liquidation expenses.

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

We have a concentration of loans secured by real property located in our lending area. Our lending area generally extends approximately 150 miles from our headquarters. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. Overly optimistic assumptions or negative changes to assumptions could significantly impact the valuation of a property securing a loan and the related allowance determined. The assumptions supporting such appraisals are reviewed by management to determine that the resulting values reasonably reflect amounts realizable on the related loans. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a further decline in the economy generally, and a further decline in real estate market values in our lending area. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level. Factors such as current economic conditions, interest rates, and the composition of the loan portfolio will affect our determination of the level of this ratio for any particular period.

Our allowance for loan losses in recent years reflects probable losses resulting from the actual growth in our loan portfolio, ongoing local and regional economic conditions and our overall levels of charge-offs, delinquencies, impaired loans and nonaccrual loans. We believe the ratio of the allowance for loan losses to total loans at June 30, 2012 adequately reflects our portfolio credit risk, given our emphasis on multifamily and commercial real estate lending and current market conditions.

Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the FDIC and the NJDOBI, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to them at the time of their examination. The most recent such examination was performed by the FDIC as of June 30, 2011.

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

Our available-for-sale securities portfolio is carried at estimated fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. If management has the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. Any portion of unrealized loss on an individual equity security deemed to be other-than-temporarily impaired is recognized as a loss in operations in the period in which such determination is made. For debt investments securities (where we do not intend to sell the security and it is not more likely than not that we will be required to sell the security prior to recovery of the security’s amortized cost) deemed other than temporarily impaired, the investment is written down through current earnings by the impairment related to the estimated credit loss and the non-credit related impairment is recognized in other comprehensive income.

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

At the Special Meeting of Stockholders of the Company held on July 26, 2011, the stockholders of the Company approved the Oritani Financial Corp. 2011 Equity Incentive Plan (“2011 Plan”). On August 18, 2011, certain officers and employees of the Company were granted in aggregate 3,033,750 stock options and 1,227,100 shares of restricted stock, and non-employee directors received in aggregate 932,500 stock options and 373,000 shares of restricted stock. The Company expenses the fair value of all share-based compensation granted over the requisite service periods.

Comparison of Financial Condition at June 30, 2012 and June 30, 2011

Total Assets. Total assets increased $113.7 million, or 4.4%, to $2.70 billion at June 30, 2012, from $2.59 billion at June 30, 2011. The primary investing activity was in loans. The loan increase was primarily funded by decreases in federal funds sold and investment securities, as well as an increase in borrowings. Asset growth has been muted by one of the Company’s recent strategic decisions: cash flows from the investment portfolio have been applied to overnight borrowings, and not redeployed into the investment portfolio. This decision was made to lessen the interest rate risk that is being created through the increased overnight borrowings in addition to consideration of the low returns currently available on investments.

Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) decreased $121.8 million to $11.4 million at June 30, 2012, from $133.2 million at June 30, 2011. The funds were deployed in general operations, including funding of the Company’s stock repurchase activity.

Loans, net. Loans, net increased $320.0 million to $1.99 billion at June 30, 2012, from $1.67 billion at June 30, 2011. The Company continues its emphasis on loan originations, particularly multifamily and commercial real estate loans. Loan originations totaled $543.8 million and purchases totaled $2.0 million for the twelve months ended June 30, 2012.

Securities Available For Sale. Securities AFS decreased $65.4 million to $26.0 million at June 30, 2012, from $91.4 million at June 30, 2011. Balances decreased due to calls and maturities, and the Company is not currently redeploying proceeds from the investment portfolio into new purchases.

Mortgage-Backed Securities Available For Sale. Mortgage-backed securities AFS decreased $32.0 million to $473.9 million at June 30, 2012, from $505.9 million at June 30, 2011. Balances in this category grew significantly in fiscal 2011 but have decreased steadily since September 30, 2011 as the Company is not currently redeploying proceeds from the investment portfolio into new purchases.

Real Estate Owned. Real estate owned (“REO”) decreased $1.2 million to $2.7 million at June 30, 2012, from $4.0 million at June 30, 2011. The balance at June 30, 2011 consisted of 8 properties. During the twelve months ended June 30, 2012, the Bank took title to seven properties and disposed of ten properties. The $2.7 million balance at June 30, 2012 consists of five properties. Three of these properties, with book values totaling $2.1 million, were under contract for sale at June 30, 2012 and one of these properties, with a book value of $461,000 closed in July with a small profit. The contracts on the two other properties contain contingencies and the closings may be protracted.

Deposits. Deposits increased $8.4 million, or 0.6%, to $1.39 billion at June 30, 2012, from $1.38 billion at June 30, 2011. Significant growth in core accounts has been largely offset by decreases in time deposits. Core deposit accounts, consisting of checking, money market and savings accounts, grew $114.4 million, or 16.2%, over the year ended June 30, 2012. Over that same period, time deposits decreased $106.0 million, or 15.7%. The time deposit runoff was primarily rate driven, as the cost for replacement funds was lower than the market rate for time deposits. This situation regarding time deposits has continued thus far in fiscal 2013. New branch locations in Upper Montclair and Clifton, NJ, opened during the fiscal year and contributed to the growth in core accounts. Core deposit growth remains a strategic objective of the Company.

Borrowings. Borrowings increased $236.6 million to $745.9 million at June 30, 2012, from $509.3 million at June 30, 2011. The Company utilized borrowings, primarily overnight borrowings, to contribute to the funding of loan originations. Overnight borrowings totaled $161.6 million at June 30, 2012 while there were no such borrowings at June 30, 2011. During the year ended June 30, 2012, the Company modified a total of $81.7 million of FHLB advances. The modifications caused the average term of these advances to increase by thirty eight months and the average cost to decrease 124 basis points. Over that same period, the Company committed to $75.0 million in long term advances from the FHLB. These borrowings had a weighted average term of 5.3 years and a weighted average cost of 1.27%. In July, 2012, the Company committed to an additional $24.3 million in long term advances from the FHLB. These borrowings had a weighted average term of 9.0 years and a weighted average cost of 1.80%. The Company will continue to obtain longer term borrowings and modify FHLB-NY advances opportunistically.

Stockholders’ Equity. Stockholders’ equity decreased $134.7 million to $510.7 million at June 30, 2012, from $645.4 million at June 30, 2011. The decline is primarily attributable to stock repurchases. The Company’s repurchase activity is summarized below:

	Period			Cumulative
	Number of Shares	Average Price Paid Per Share	Total Cost	Number of Shares	Average Price Paid Per Share	Total Cost
June 24—June 30, 2011	731,800	$12.71	$9,299,942	731,800	$12.71	$9,299,942
July 1—Sept. 30, 2011	8,172,083	13.00	106,252,807	8,903,883	12.98	115,552,749
Oct. 1—Dec. 31, 2011	1,876,422	12.98	24,349,831	10,780,305	12.98	139,902,579
Jan. 1—Mar. 31, 2012	20,400	12.77	260,508	10,800,705	12.98	140,163,087
Apr. 1—June 30, 2012	255,900	13.46	3,444,414	11,056,605	12.99	143,607,501

On November 14, 2011, the Company announced a third repurchase plan for up to 2,278,776 shares of its common stock. As of September 12, 2012, there were 1,801,381 shares authorized under the Company’s current stock repurchase plan that had not yet been purchased.

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

Based on our June 30, 2012 closing price of $14.39 per share and book value per share of $11.30, the Company stock was trading at 127.4% of book value.

Comparison of Operating Results for the Years Ended June 30, 2012 and June 30, 2011

Net Income. Net income increased $3.1 million, or 11.0%, to $31.7 million for the twelve months ended June 30, 2012, from $28.5 million for the corresponding 2011 period. The primary cause of the increased net income in the 2012 period was increased net interest income and decreased provision for loan losses, partially offset by increased expenses. The increased net interest income was primarily due to a higher net interest spread and a larger asset base.

Total interest income. Total interest income increased $4.6 million, or 4.0%, to $122.0 million for the twelve months ended June 30, 2012, from $117.4 million for the twelve months ended June 30, 2011. The largest increase occurred in interest on loans, which increased $8.4 million, or 8.4%, to $108.4 million for the twelve months ended June 30, 2012, from $100.0 million for the twelve months ended June 30, 2011. Over that same period, the average balance of loans increased $209.0 million and the yield on the portfolio decreased 25 basis points. The decreased yield was primarily due to the impact of current market rates on new originations, refinancings, prepayments and repricings. Prepayment penalties also impacted interest and yield on loans. Prepayment income was elevated as market conditions caused a high level of loan refinancings. Total prepayment income for the year ended June 30, 2012 was $1.5 million. Prepayment income contributed 6 basis points to the net interest margin for the year. There was an overall decrease in interest income regarding the investment related categories (Securities held to maturity (“HTM”); Securities available for sale (“AFS”); Mortgage backed securities (“MBS”) HTM; MBS AFS; and short term investments). On an overall basis, interest income for these categories decreased $3.8 million for the twelve months ended June 30, 2012, as compared to the twelve months ended June 30, 2011. There were decreases in both yield and average balances. The decreased yield was primarily due to the prepayment of higher yielding securities and the returns associated with purchases subsequent to June 30, 2011. The decreased average balance was because cash flows from the investment portfolio were not redeployed into new investments for the majority of the fiscal year. However, interest income on MBS AFS increased $2.1 million, or 25.2%, to $10.4 million for the twelve months ended June 30, 2012, from $8.3 million for the twelve months ended June 30, 2011. Management did purchase such assets when excess funds were available for deployment. The investment purchases were primarily in the category of MBS AFS as management believed such securities provided the best available risk/reward profile based on the projected cash needs and interest rate risk position of the Company. However, with minor exceptions, such purchases ceased after the first fiscal quarter (September 30, 2011). This decision was made because the rates of return available on such securities decreased and excess cash was primarily used for repurchases of the Company’s common stock as well as new loans. While purchases of such securities did effectively cease after September 30, 2011, there were extensive purchases of such securities throughout fiscal 2011. These activities had a direct impact on the average balance of MBS AFS, which increased $500.5 million to $549.9 million for the year ended June 30, 2012, from $49.4 million for the year ended June 30, 2011. The yield on the portfolio decreased 129 basis points over these periods.

Interest Expense. Total interest expense decreased $3.0 million, or 8.2%, to $33.3 million for the twelve months ended June 30, 2012, from $36.3 million for the twelve months ended June 30, 2011. Interest expense on deposits decreased $2.9 million, or 18.4%, to $12.8 million for the twelve months ended June 30, 2012, from $15.7 million for the twelve months ended June 30, 2011. The average balance of interest bearing deposits increased $81.6 million over this period while the average cost of these funds decreased 28 basis points. Market interest rates allowed the Bank to reprice virtually all interest bearing deposits, as well as maturing time deposits, at lower rates, decreasing the cost of funds. Interest expense on borrowings decreased $101,000, or 0.5%, to $20.5 million for the twelve months ended June 30, 2012, from $20.6 million for the twelve months ended June 30, 2011. The average balance of borrowings increased $121.4 million over the period while the cost decreased 76 basis points. Overnight borrowings totaled $161.6 million at June 30, 2012. These borrowings had a very low cost associated with them, which contributed to the overall decrease in borrowing costs.

Net interest income. Net interest income increased by $7.6 million, or 9.4%, to $88.7 million for the twelve months ended June 30, 2012, from $81.0 million for the twelve months ended June 30, 2011. Measured annually, the Company’s spread and margin increased to 3.24% and 3.55% for the twelve months ended June 30, 2012, respectively, from 2.88% and 3.36% for the twelve months ended June 30, 2011, respectively. The Company’s spread and margin increased steadily over both the 2012 and 2011 fiscal years. These measures are under pressure in the current interest rate environment due to several factors, including: rates on new loan originations and investment purchases; modifications of loans within the existing loan portfolio; prepayments of higher yielding loans and investments; limited ability to further reduce deposit costs; increases in borrowing costs as maturity terms are extended and decreased net interest income due to funds used for repurchase activity. However, the Company has been able to offset these pressures as spread, margin and net interest income all increased steadily over the periods. Several factors have contributed to this result. One such factor has been the utilization of overnight borrowings. In the recent rate environment, such borrowings have a very low cost which contributed to the increased spread, margin and net interest income. The utilization of such borrowings also increased the Company’s interest rate risk, and the Company is in the process of addressing the increased exposure through longer term borrowings (see additional discussion under “Comparison of Financial Condition at June 30, 2012 and June 30, 2011, “Borrowings”). The Company has been able to successfully lower the cost of overall deposits, particularly money market deposits, without a significant impact on balances. The Company has also decreased its reliance on time deposits, which carry a higher cost, and lowered the cost of the remaining time deposits. The shifting of investment funds out of federal funds sold and into higher yielding investments improved results. More recently, the further shifting of assets out of investments and into higher yielding loans extended this improvement. The recent modifications of FHLB advances will also serve to offset some of the pressures of the current interest rate environment. The Company’s stock repurchase activity in this fiscal year effectively decreased net interest income. However, the impact was minimal as the cost of these funds (either federal funds sold or overnight borrowings) was very low. The Company’s largest interest rate risk exposure is to a flat or inverted yield curve. The Company's net interest rate spread and net interest margin were hindered by the nonaccrual loan level in both the 2012 and 2011 periods. The Company's net interest income was reduced $1.1 million and $2.4 million for the years ended June 30, 2012 and 2011, respectively, due to the impact of nonaccrual loans.

Provision for Loan Losses. The Company recorded provisions for loan losses of $8.5 million for the twelve months ended June 30, 2012 as compared to $9.3 million for the twelve months ended June 30, 2011. The Company charged off a total of $3.9 million and $8.8 million in loans during the years ended June 30, 2012 and 2011, respectively. The Company’s allowance for loan losses is analyzed quarterly and many factors are considered. The primary contributors to the current level of provision for loan losses are the delinquency and nonaccrual totals, changes in loan risk ratings, loan growth, charge-offs and economic factors.

Delinquency and non performing asset information is provided below:

	At June 30,
	2012	2011	2010	2009
	(In thousands)
Delinquency Totals
30—59 days past due	$13,783	$7,025	$12,330	$6,727
60—89 days past due	8,555	5,327	4,629	17,825
Non-accrual	18,342	15,303	38,125	52,465

Total	$40,680	$27,655	$55,084	$77,017

Non Performing Asset Totals
Nonaccrual loans, per above	$18,342	$15,303	$38,125	$52,465
Real Estate Owned	2,740	3,967	3,031	—
Loans Held For Sale	—	—	—	9,484

Total	$21,082	$19,270	$41,156	$61,949

During the fiscal year ended June 30, 2011, the Company realized significant decreases in total delinquent loans, nonaccrual loans and nonperforming assets. There was an increase in overall delinquent loans in fiscal 2012. The increase initially surfaced in the first fiscal quarter. There were slight improvements in the categories, measured on a ratio basis, through the remainder of the fiscal year. The most significant increase at June 30, 2012, versus June 30, 2011, occurred in the 30-59 days past due category. The increases in delinquent loans at June 30, 2012 (versus June 30, 2011) are primarily due to increases in residential delinquent loans.

At June 30, 2012, there are two nonaccrual loans as well as one nonaccrual loan relationship (consisting of nine loans) with balances greater than $1.0 million. These loans are discussed below:

•

A construction loan relationship in which Oritani is a participant. The relationship entails two borrowing entities and four separate properties. Oritani’s portion of this loan relationship totals $4.9 million. All four of the properties are for residential tract development and are located in Rockland and Orange Counties, New York. The loan is classified as impaired and as a troubled debt restructuring (“TDR”) as of June 30, 2012. The lead lender on this loan is attempting to negotiate a settlement with the borrowers that would expedite resolution; however, no substantive progress has been made. In accordance with the results of the impairment analysis for this loan, a charge off of $1.5 million was previously recognized against this loan and a $1.2 million impairment reserve remains against this loan as of June 30, 2012.

•

A $2.4 million mixed use building in Bergen County, New Jersey. The borrower encountered cash flow difficulties and the property is currently being managed by a rent receiver. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, a charge off of $417,000 was recognized against this loan and a $549,000 impairment reserve remains against this loan as of June 30, 2012. The Company is currently determining whether to rewrite the loan as a TDR or continue pursuit of legal remedies.

•

A $1.8 million construction loan for a luxury home in Morris County, New Jersey. The Company reached a settlement and forbearance agreement with the borrower on this matter during the quarter ended March 31, 2012. The loan is classified as a nonaccrual TDR as of June 30, 2012. As such, this loan is included in the nonaccrual loan total at June 30, 2012. However, the borrower complied with the new agreement over the quarter, including interest payments.

There are thirteen other multifamily/commercial real estate loans, totaling $4.5 million, classified as nonaccrual at June 30, 2012. The largest of these loans has a balance of $677,000.

There are fourteen residential loans, totaling $4.8 million, classified as nonaccrual at June 30, 2012. The largest of these loans has a balance of $958,000.

See “Comparison of Financial Condition at June 30, 2012 and June 30, 2011” for a discussion of Real Estate Owned.

Other Income. Other income decreased $51,000 to $5.4 million for the twelve months ended June 30, 2012 from $5.5 million for the twelve months ended June 30, 2011. The decrease was primarily due to net income from investments in real estate joint ventures, which decreased by $168,000 to $689,000 for the twelve months ended June 30, 2012, from $857,000 for the twelve months ended June 30, 2011. This decrease is primarily due to activity at one commercial property. The property was flooded in 2010 (fiscal 2011), repaired, and flooded again in 2011 (fiscal 2012). Both floods caused decreased income from this property. The repairs on this property due to the 2011 flood are extensive. Income from this property was far below historical levels for fiscal 2012 and is expected to remain below historical levels until, at least, the quarter ended March 31, 2013. The Company expects to make additional capital contributions to this joint venture to fund the repairs as well as improvements. The decreased income would have been more severe; however, insurance proceeds from both the 2011 and 2010 floods were both received and recognized as income in fiscal 2012. Service charges decreased by $178,000 to $1.1 million for the twelve months ended June 30, 2012, from $1.3 million for the twelve months ended June 30, 2011. The fluctuations in this category are primarily due to changes in late fee income on loans. Net loss on sale of and write down of securities increased by $213,000 to $262,000 for the twelve months ended June 30, 2012, from $49,000 for the twelve months ended June 30, 2011. The loss in the 2012 period is primarily due to impairment charges recognized on equity security holdings. These decreases were partially offset by an increase in income from bank-owned life insurance; which increased by $384,000 to $1.6 million for the twelve months ended June 30, 2012, from $1.2 million for the twelve months ended June 30, 2011. This increase was primarily due to increased investment in bank-owned life insurance.

Operating Expenses. Operating expenses increased $3.7 million to $35.5 million for the twelve months ended June 30, 2012, from $31.7 million for the twelve months ended June 30, 2011. The increase was primarily due to compensation, payroll taxes and fringe benefits, which increased $5.4 million to $25.1 million for the twelve months ended June 30, 2012, from $19.7 million for the twelve months ended June 30, 2011. The increase was primarily due to costs associated with the Equity Plan. The expense associated with the Equity Plan recognized in the twelve month period ended June 30, 2012 totaled $5.2 million while there was no such expense in the comparable 2011 period. This increase was partially offset by decreases in real estate owned operations and other expenses. Real estate owned operations decreased $1.1 million to $902,000 for the twelve months ended June 30, 2012, from $2.0 million for the twelve months ended June 30, 2011. Expenses for the 2011 period included two large writedowns of the carrying values of a real estate owned properties which totaled $1.5 million. The writedowns were due to updated appraised values. Other expenses decreased $718,000 to $3.6 million for the twelve months ended June 30, 2012, from $4.3 million for the twelve months ended June 30, 2011, primarily due to decreased expenses associated with problem assets.

Income Taxes. Income tax expense for the twelve months ended June 30, 2012, was $18.5 million, due to pre-tax income of $50.1 million, resulting in an effective tax rate of 36.8%. Income tax expense for the twelve months ended June 30, 2011, was $17.0 million, due to pre-tax income of $45.5 million, resulting in an effective tax rate of 37.3%.

Comparison of Operating Results for the Years Ended June 30, 2011 and June 30, 2010

Net Income. Net income increased $20.1 million to $28.5 million, or $0. 54 per share, for the twelve months ended June 30, 2011, from net income of $8.4 million, or $0.15 per share, for the corresponding 2010 period. The primary cause of the increased income in the 2011 period was increased net interest income. The twelve month period ended June 30, 2011 was positively impacted by a higher net interest spread and a larger asset base. In addition results for the 2010 period was reduced due to the expenses associated with the accelerated vesting of stock awards and options triggered by the Company's second step transaction on June 24, 2010.

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

Net interest income. Net interest income increased $18.1 million, or 28.7%, to $81.0 million for the year ended June 30, 2011, from $63.0 million for the year ended June 30, 2010. The Company's net interest rate spread and margin increased to 2.88% and 3.36% for the year ended June 30, 2011, from 2.87% (normalized) and 3.13% (normalized) for the year ended June 30, 2010, respectively. The 2010 calculations exclude non-recurring interest on loans totaling $2.3 million realized in conjunction with problem loan disposals. The actual net interest rate spread and margin in the 2010 period were 2.99% and 3.25%, respectively. The Company's net interest rate spread and net interest margin were hindered by the nonaccrual loan level in both the 2011 and 2010 periods. The Company's net interest income was reduced $2.4 million and $3.0 million for the years ended June 30, 2011 and 2010, respectively, due to the impact of nonaccrual loans.

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

Operating Expenses. Operating expenses decreased $11.1 million to $31.7 million for the twelve months ended June 30, 2011, from $42.8 million for the twelve months ended June 30, 2010. The decrease was primarily in compensation, payroll taxes and fringe benefits, which decreased $13.2 million to $19.7 million for the twelve months ended June 30, 2011, from $32.9 million for the twelve months ended June 30, 2010. The Company's second step transaction, which was completed on June 24, 2010, triggered an accelerated vesting of stock awards and options which had a significant impact on expenses in the 2010 period. The pre-tax charge associated with the accelerated vesting of these benefits recognized by the Company totaled $10.6 million. The year ended June 30, 2010 included charges totaling $3.7 million regarding the normal amortization of the cost of stock awards and options. There were also significant fluctuations in other expense captions. Federal deposit insurance premiums decreased $867,000 over the periods primarily due to decreased FDIC insurance rates based on our increased capital levels. Real estate owned operations increased $1.5 million primarily due to write-downs based on updated appraised values of REO. Other expenses increased $1.2 million primarily due to expenses associated with problem assets. In the 2010 period, other expenses were reduced by $501,000 due to legal fees recovered in conjunction with problem asset disposals.

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

	For the Years Ended June 30,
	June 30, 2012			June 30, 2011			June 30, 2010
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$1,820,992	$108,409	5.95%	$1,611,961	$99,963	6.20%	$1,380,040	$87,373	6.33%
Securities held to maturity (2)	33,066	1,387	4.19	273,739	5,863	2.14	291,255	8,360	2.87
Securities available for sale	48,219	864	1.79	26,515	1,399	5.28	25,506	1,343	5.27
Mortgage backed securities held to maturity	34,819	908	2.61	360,953	8,299	2.30	104,882	4,840	4.61
Mortgage backed securities available for sale	549,883	10,390	1.89	49,418	1,571	3.18	89,360	3,252	3.64
Federal funds sold and short term investments	12,789	32	0.25	89,575	258	0.29	47,931	171	0.36

Total interest-earning assets	2,499,768	121,990	4.88%	2,412,161	117,353	4.87%	1,938,974	105,339	5.43%

Non-interest-earning assets	109,688			104,721			92,118

Total assets	$2,609,456			$2,516,882			$2,031,092

Interest-bearing liabilities:
Savings deposits	157,617	652	0.41%	149,977	941	0.63%	156,444	1,279	0.82%
Money market	396,172	2,956	0.75	312,574	3,177	1.02	263,675	3,784	1.44
Checking accounts	202,773	831	0.41	152,256	855	0.56	110,393	825	0.75
Time deposits	627,426	8,384	1.34	687,602	10,746	1.56	696,732	15,735	2.26

Total deposits	1,383,988	12,823	0.93	1,302,409	15,719	1.21	1,227,244	21,623	1.76
Borrowings	642,947	20,510	3.19	521,541	20,611	3.95	506,592	20,763	4.10

Total interest-bearing liabilities	2,026,935	33,333	1.64%	1,823,950	36,330	1.99%	1,733,836	42,386	2.44%

Non-interest-bearing liabilities	50,157			48,505			41,032

Total liabilities	2,077,092			1,872,455			1,774,868
Stockholders’ equity	532,364			644,427			256,224

Total liabilities and stockholders’ equity	$2,609,456			$2,516,882			$2,031,092

Net interest income		$88,657			$81,023			$62,953

Net interest rate spread (3)			3.24%			2.88%			2.99%

Net interest-earning assets (4)	$472,833			$588,211			$205,138

Net interest margin (5)			3.55%			3.36%			3.25%

Ratio of interest-earning assets to interest-bearing liabilities			123.33%			132.25%			111.83%

(1)	Includes nonaccrual loans.
(2)	Includes Federal Home Loan Bank stock.
(3)	Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.
(4)	Net interest-earning assets represents total interest-earning assets less interest-bearing liabilities.
(5)	Net interest margin represents net interest income as a percent of average interest-earning assets for the period.

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

	Years Ended June 30, 2012 vs. 2011			Years Ended June 30, 2011 vs. 2010
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans, net	$12,963	$(4,517)	$8,446	$14,683	$(2,093)	$12,590
Securities available for sale	346	(358)	(12)	(503)	(1,994)	(2,497)
Securities held to maturity	(4,830)	(169)	(4,999)	53	3	56
Mortgage-backed securities available for sale	(464)	(199)	(663)	11,817	(8,358)	3,459
Mortgage-backed securities held to maturity	4,344	(2,253)	2,091	(1,454)	(227)	(1,681)
Federal Funds sold and short term investments	(221)	(5)	(226)	149	(62)	87

Total interest-earning assets	12,138	(7,501)	4,637	24,745	(12,731)	12,014

Interest-bearing liabilities:
Savings accounts	48	(337)	(289)	(53)	(285)	(338)
Money market	850	(1,071)	(221)	702	(1,309)	(607)
Checking accounts	284	(308)	(24)	313	(283)	30
Time deposits	(940)	(1,422)	(2,362)	(206)	(4,783)	(4,989)

Total deposits	242	(3,138)	(2,896)	756	(6,660)	(5,904)
Borrowings	4,798	(4,899)	(101)	613	(765)	(152)

Total interest-bearing liabilities	5,040	(8,037)	(2,997)	1,369	(7,425)	(6,056)

Change in net interest income	$7,098	$536	$7,634	$23,376	$(5,306)	$18,070

Management of Market Risk

General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has the authority and responsibility for managing interest rate risk. Oritani Bank has established an Asset/Liability Management Committee, comprised of various members of its senior management, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the Board the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. The Asset/Liability Management Committee reports its activities to the Board on a monthly basis. An interest rate risk analysis is presented to the Board on a quarterly basis. In addition, in 2011, the Company engaged the services of an outside consultant to assist with the measurement and analysis of interest rate risk.

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

The table below sets forth, as of June 30, 2012, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis	Estimated	Estimated Increase (Decrease) in NPV			Increase (Decrease)
points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
	(Dollars in thousands)
+200	471,465	(110,575)	(19.0)%	18.0%	(275)
+100	521,720	(60,320)	(10.4)%	19.3%	(146)
0	582,040	—	—	20.7	—
-100	644,455	62,415	10.7	22.2	146

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2012 in the event of a 100 basis point decrease in interest rates, we would experience a 10.7% increase in net portfolio value. In the event of a 200 and 100 basis point increase in interest rates, we would experience a 19.0% decrease and a 10.4% decrease in net portfolio value, respectively. These changes in net portfolio value are within the limitations established in our asset and liability management policies. This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.

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

(vi)	yields and structures available on alternate investments; and

(vii)	the objectives of our asset/liability management program

Excess liquid assets are invested generally in interest-earning deposits and short- and intermediate-term securities.

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2012, cash and cash equivalents totaled $11.4 million. Securities and mortgage-backed securities classified as available for sale, which provide additional sources of liquidity, totaled $500.0 million at June 30, 2012.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2012, we had $133.3 million in loan commitments outstanding. In addition to commitments to originate loans, we had $30.5 million in unused lines of credit to borrowers. Time deposits due within one year of June 30, 2012 totaled $410.3 million, or 31.8% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits. We believe, however, based on past experience, that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity currently is the origination of loans and the purchase of loans and securities. During the year ended June 30, 2012, we originated $543.8 million of loans, purchased $2.0 million of loans, and purchased $160.7 million of securities. During the year ended June 30, 2011, we originated $418.6 million of loans, purchased $12.5 million of loans, and purchased $747.8 million of securities.

Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in total deposits of $8.4 million and $91.6 million for the fiscal years ended June 30, 2012 and 2011, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of New York, which provide an additional source of funds. FHLB advances reflected a net increase of $236.6 million and a net decrease of $13.8 million during the fiscal years ended June 30, 2012 and 2011, respectively. FHLB advances have primarily been used to fund loan demand and provide longer-term sources of funding. At June 30, 2012, the Company had additional borrowing capacity of $830.1 million with the FHLB.

Oritani Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2012, Oritani Bank exceeded all regulatory capital requirements. Oritani Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation-Federal Banking Regulation-Capital Requirements” and Note 15 of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. We consider commitments to extend credit in determining our allowance for loan losses. For additional information, see Note 4, “Loans,” to our Consolidated Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at June 30, 2012. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Federal Home Loan Bank advances	$201,550	$146,500	$162,815	$235,000	$745,865

Operating leases	606	958	688	663	2,915

Total	$202,156	$147,458	$163,503	$235,663	$748,780

Commitments to extend credit	$131,625	$1,700	$—	$—	$133,325

Unadvanced construction loans	$3,413	$—	$—	$—	$3,413

Unused lines of credit	$27,077	$—	$—	$—	$27,077

Commitments to purchase securities	$—	$—	$—	$—	$—

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

For information regarding market risk, see Item 7- “Management’s Discussion and Analysis of Financial Conditions and Results of Operation – Management of Market Risk.”

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

Oritani Financial Corp.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of June 30, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

Oritani Financial Corp.’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2012. This report appears on page 68.

The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as exhibit 31.1 and exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The “Proposal I—Election of Directors” section of the Company’s 2012 Proxy Statement is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The “Proposal I—Election of Directors” section of the Company’s 2012 Proxy Statement is incorporated herein by reference.

The Company does not have any equity compensation program that was not approved by stockholders, other than its employee stock ownership plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The “Transactions with Certain Related Persons” section of the Company’s 2012 Proxy Statement is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2012 Proxy Statement is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets—at June 30, 2012 and 2011

(C)	Consolidated Statements of Income—Years ended June 30, 2012, 2011 and 2010

(D)	Consolidated Statements of Stockholders’ Equity—Years ended June 30, 2012, 2011 and 2010

(E)	Consolidated Statements of Cash Flows—Years ended June 30, 2012, 2011 and 2010

(F)	Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Oritani Financial Corp.

Township of Washington, New Jersey:

We have audited the accompanying consolidated balance sheets of Oritani Financial Corp. and subsidiaries (the Company) as of June 30, 2012 and 2011 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oritani Financial Corp. and subsidiaries as of June 30, 2012 and 2011 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2012 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Short Hills, New Jersey

September 12, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Oritani Financial Corp.

Township of Washington, New Jersey:

We have audited Oritani Financial Corp.’s and subsidiaries (the Company) internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Oritani Financial Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oritani Financial Corp. and subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2012, and our report dated September 12, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Short Hills, New Jersey

September 12, 2012

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Consolidated Balance Sheets

(Dollars in thousands)

	June 30, 2012	June 30, 2011
Assets
Cash on hand and in banks	$4,016	$6,978
Federal funds sold and short term investments	7,423	126,265

Cash and cash equivalents	11,439	133,243
Loans, net	1,992,817	1,672,849
Securities available for sale, at market value	499,951	597,374
Securities held to maturity, market value of $37,648 and $38,522	36,130	37,609
Bank Owned Life Insurance (at cash surrender value)	46,283	44,689
Federal Home Loan Bank of New York stock (“FHLB”), at cost	38,222	26,844
Accrued interest receivable	10,630	9,237
Investments in real estate joint ventures, net	5,441	5,309
Real estate held for investment	1,123	1,185
Real estate owned	2,740	3,967
Office properties and equipment, net	15,442	15,012
Deferred tax assets, net	25,570	22,607
Other assets	15,194	17,308

Total Assets	$2,700,982	$2,587,233

Liabilities
Deposits	$1,389,706	$1,381,310
Borrowings	745,865	509,315
Advance payments by borrowers for taxes and insurance	15,217	12,846
Other liabilities	39,485	38,350

Total liabilities	2,190,273	1,941,821

Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 45,198,765 shares outstanding at June 30, 2012 and 55,513,265 shares outstanding at June 30, 2011	562	562
Additional paid-in capital	495,704	489,593
Unallocated common stock held by the employee stock ownership plan	(27,582)	(28,808)
Restricted Stock Awards	(19,146)	—
Treasury stock, at cost; 11,046,300 shares at June 30, 2012 and 731,800 shares at June 30, 2011	(143,469)	(9,300)
Retained income	200,718	190,955
Accumulated other comprehensive income, net of tax	3,922	2,410

Total stockholders’ equity	510,709	645,412

Total Liabilities and Stockholders’ Equity	$2,700,982	$2,587,233

See accompanying notes to unaudited consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Consolidated Statements of Income

Years ended June 30, 2012, 2011, and 2010

	2012	2011	2010
	(Dollars in thousands)
Interest income:
Interest on mortgage loans	$108,409	$99,963	$87,373
Interest on securities held to maturity and dividends on FHLB stock	2,295	2,970	4,595
Interest on securities available for sale	11,254	14,162	13,200
Interest on federal funds sold and short term investments	32	258	171

Total interest income	121,990	117,353	105,339

Interest expense:
Deposits (note 10)	12,823	15,719	21,623
Borrowings (note 12)	20,510	20,611	20,763

Total interest expense	33,333	36,330	42,386

Net interest income before provision for loan losses	88,657	81,023	62,953
Provision for loan losses (note 5)	8,500	9,300	10,000

Net interest income after provision for loan losses	80,157	71,723	52,953

Other income:
Service charges	1,132	1,310	1,477
Real estate operations, net	1,225	1,199	1,267
Income from investments in real estate joint ventures	689	857	538
Bank Owned Life Insurance income	1,594	1,210	1,144
Net loss on sale and write down of securities	(262)	(49)	(167)
Gain on sale of real estate held for investment	—	—	1,043
Gain on sale of assets and loans	580	—	—
Gain on sale of real estate owned	210	718	—
Other income	233	207	184

Total other income	5,401	5,452	5,486

Operating expenses:
Compensation, payroll taxes and benefits (notes 13 and 14)	25,095	19,682	32,871
Advertising	497	657	665
Office occupancy and equipment expense (notes 9 and 15)	2,603	2,425	2,290
Data processing service fees	1,513	1,231	1,131
Federal insurance premiums	1,215	1,381	2,248
Real estate owned expense	902	1,996	462
Other expenses	3,626	4,344	3,112

Total operating expenses	35,451	31,716	42,779

Income before income tax expense	50,107	45,459	15,660
Income tax expense (note 11)	18,457	16,952	7,296

Net income	$31,650	$28,507	$8,364

Net income available to common stockholders	$31,650	$28,507	$8,174

Basic income per common share	$0.72	$0.54	$0.15

Diluted income per common share	$0.71	$0.54	$0.15

See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Consolidated Statements of Stockholders’ Equity

Year ended June 30, 2012, 2011 and 2010

(Dollars in thousands)

								Accumu-
						Un-		lated
						allocated		other
						common		compre-	Total
			Additional	Restricted		stock		hensive	stock-
	Shares	Common	paid-in	Stock	Treasury	held by	Retained	income,	holders’
	Outstanding	stock	capital	Awards	stock	ESOP	income	net of tax	equity
Balance at June 30, 2009	12,976,686	$130	$130,375	$—	$(53,418)	$(13,909)	$176,199	$721	$240,098
Comprehensive income:
Net income	—	—	—	—	—	—	8,364	—	8,364
Unrealized holding loss on securities available for sale arising during year, net of tax of $987	—	—	—	—	—	—	—	1,436	1,436
Reclassification adjustment for losses included in net income, net of tax of $15	—	—	—	—	—	—	—	45	45
Amortization related to post- retirement obligations, net of tax of $131	—	—	—	—	—	—	—	(194)	(194)

Total comprehensive income									9,651
Cash dividend declared	—	—	—	—	—	—	(2,391)	—	(2,391)
Purchase of treasury stock	(137,250)	—	—	—	(1,231)	—	—	—	(1,231)
Treasury stock allocated to restricted stock plan (159,353 shares)	—	—	(1,616)	—	1,616	—	—	—	—
Corporate Reorganization:
Oritani Financial Corp. MHC capital contribution	—	—	209	—	—	—	—	—	209
Treasury stock retired	(4,970,054)	(34)	(52,999)	—	53,033	—	—	—	—
Exchange of common stock	6,488,343	(96)	94	—	—	—	—	—	(2)
Proceeds from stock offering, net of offering expenses	41,363,214	557	401,195	—	—	—	—	—	401,752
Issuance of stock for restricted stock awards	481,546	5	(5)	—	—	—	—	—	—
Purchase of common stock by ESOP	—			—	—	(17,134)	—	—	(17,134)
Compensation cost for stock options and restricted stock	—	—	11,115	—	—	—	—	—	11,115
ESOP shares allocated or committed to be released	—	—	267	—	—	1,010	—	—	1,277
Tax benefit from stock-based compensation	—	—	49	—	—	—	—	—	49

Balance at June 30, 2010	56,202,485	$562	$488,684	$—	$—	$(30,033)	$182,172	$2,008	$643,393

See accompanying notes to unaudited consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

(Dollars in thousands)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Un- allocated common stock held by ESOP	Retained income	Accumu- lated other compre- hensive income, net of tax	Total stock- holders' equity
Balance at June 30, 2010	56,202,485	$562	$488,684	$—	$—	$(30,033)	$182,172	$2,008	$643,393
Comprehensive income:
Net income	—	—	—	—	—	—	28,507	—	28,507
Unrealized holding loss on securities available for sale arising during year, net of tax	—	—	—	—	—	—	—	(214)	(214)
Reclassification adjustment for losses included in net income, net of tax	—	—	—	—	—	—	—	95	95
Amortization related to post- retirement obligations, net of tax	—	—	—	—	—	—	—	521	521

Total comprehensive income									28,909

Cash dividend declared	—	—	—	—	—	—	(19,724)	—	(19,724)
Purchase of treasury stock	(731,800)	—	—	—	(9,300)	—	—	—	(9,300)
Compensation cost for stock options and restricted stock	—	—	23	—	—	—	—	—	23
ESOP shares allocated or committed to be released	—	—	457	—	—	1,225	—	—	1,682
Exercise of stock options	42,580	—	429	—	—	—	—	—	429

Balance at June 30, 2011	55,513,265	$562	$489,593	$—	$(9,300)	$(28,808)	$190,955	$2,410	$645,412

Comprehensive income:
Net income	—	—	—	—	—	—	31,650	—	31,650
Unrealized holding loss on securities available for sale arising during year, net of tax	—	—	—	—	—	—	—	2,164	2,164
Reclassification adjustment for losses included in net income, net of tax	—	—	—	—	—	—	—	155	155
Amortization related to post- retirement obligations, net of tax	—	—	—	—	—	—	—	(807)	(807)

Total comprehensive income									33,162

Cash dividend declared	—	—	—	—	—	—	(21,848)	—	(21,848)
Purchase of treasury stock	(10,324,805)	—	—	—	(134,308)	—	—	—	(134,308)
Purchase of restricted stock awards	(1,598,100)	—	—	(19,266)	—	—	—	—	(19,266)
Issuance of restricted stock awards	1,598,100	—	—	—	—	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	4,810	—	—	—	—	—	4,810
ESOP shares allocated or committed to be released	—	—	1,144	—	—	1,226	—	—	2,370
Exercise of stock options	15,305	—	—	—	199	—	(39)	—	160
Vesting of restricted stock awards	—	—	(60)	60	—	—	—	—	—
Restricted stock awards forfeited	(5,000)	—	—	60	(60)	—	—	—	—
Tax benefit from stock-based compensation	—	—	217	—	—	—	—	—	217

Balance at June 30, 2012	45,198,765	$562	$495,704	$(19,146)	$(143,469)	$(27,582)	$200,718	$3,922	$510,709

See accompanying notes to unaudited consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Consolidated Statements of Cash Flows

Years ended June 30, 2012, 2011 and 2010

	2012	2011	2010
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$31,650	$28,507	$8,364
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	7,180	1,705	12,392
Depreciation of premises and equipment	930	856	815
Amortization (accretion) of premiums and discounts, net	2,392	850	(155)
Provision for losses on loans	8,500	9,300	10,000
Writedown of real estate owned	372	1,703	437
Accretion of deferred loan fees, net	(1,599)	(1,076)	(913)
(Increase) decrease in deferred taxes	(3,969)	213	(3,337)
Impairment charge on securities	262	291	202
Gain on sale of securities	—	(242)	(35)
Gain on sale of real estate held for investment	—	—	(1,043)
Gain on sale of real estate owned	(210)	(718)	—
Gain on sale of assets and loans	(580)	—	—
Increase in cash surrender value of bank owned life insurance	(1,594)	(1,210)	(1,144)
(Increase) decrease in accrued interest receivable	(1,393)	188	(1,458)
(Increase) decrease in other assets	(1,537)	1,710	(6,250)
Increase in other liabilities	1,127	797	9,923

Net cash provided by operating activities	41,531	42,874	27,798

Cash flows from investing activities:
Net increase in loans receivable	(328,070)	(178,307)	(209,367)
Purchase of mortgage loans	(2,000)	(12,548)	(34,445)
Proceeeds from sales of mortgage loans	416	—	4,000
Purchase of securities available for sale	(14,300)	(197,486)	(443,246)
Purchase of mortgage-backed securities held to maturity	(5,158)	(8,334)	—
Purchase of mortgage-backed securities available for sale	(141,276)	(542,023)	(5,106)
(Purchase) redemption of Federal Home Loan Bank of New York stock	(11,378)	(1,763)	468
Principal payments on mortgage-backed securities held to maturity	6,575	27,156	42,737
Principal payments on mortgage-backed securities available for sale	173,841	110,196	49,170
Proceeds from calls and maturities of securities available for sale	80,490	286,880	230,640
Proceeds from sales of mortgage-backed securities held to maturity	—	10,176	9,361
Proceeds from sales of mortgage-backed securities available for sale	—	6,355	6,087
Proceeds from sales of securities available for sale	—	174,694	1,000
Purchase of Bank Owned Life Insurance	—	(12,950)	—
Net increase in real estate held for investment	(67)	(79)	(33)
Proceeds from sale of real estate	3,928	4,349	1,182
Proceeds from sale of assets	2,748	—	—
Net decrease in real estate joint ventures	5	251	552
Purchase of fixed assets	(1,361)	(1,055)	(1,870)

Net cash used by investing activities	(235,607)	(334,488)	(348,870)

Cash flows from financing activities:
Net increase in deposits	8,396	91,564	162,116
Net proceeds from issuance of common stock	160	429	401,752
Purchase of common stock for ESOP	—	—	(17,134)
Dividends paid to shareholders	(21,848)	(19,724)	(2,830)
Increase in advance payments by borrowers for taxes and insurance	2,371	1,786	2,759
Proceeds from borrowed funds	372,085	438,380	43,475
Repayment of borrowed funds	(135,535)	(424,617)	(56,914)
Purchase of treasury stock	(134,308)	(9,300)	(1,231)
Purchase of restricted stock	(19,266)	—	—
Tax benefit from stock-based compensation	217	—	49

Net cash provided by financing activities	72,272	78,518	532,042

Net (decrease) increase in cash and cash equivalents	(121,804)	(213,096)	210,970
Cash and cash equivalents at beginning of year	133,243	346,339	135,369

Cash and cash equivalents at end of year	$11,439	$133,243	$346,339

Supplemental cash flow information:
Cash paid during the year for:
Interest	$33,523	$36,445	$42,633
Income taxes	22,512	13,440	12,685
Noncash transfers
Loans receivable transferred to real estate owned	2,801	8,978	3,468
Loans transferred to other assets	—	9,484	—

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

Business

The Company provides a wide range of deposit banking services to individual and corporate customers in the New Jersey counties of Bergen, Hudson, Essex and Passaic. The Company provides loans to individual and corporate customers in New Jersey and portions of the states of New York, Connecticut and Pennsylvania. The Company is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The following are the significant accounting policies which were followed in preparing and presenting these consolidated financial statements.

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at June 30, 2012 and 2011, and in the Consolidated Statements of Income for the years ended June 30, 2012, 2011 and 2010. Actual results could differ significantly from those estimates.

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

Securities

Securities include debt, mortgage-backed and marketable equity securities. Management determines the appropriate classification of securities as either available for sale or held to maturity at the purchase date. Securities that may be sold in response to changing market and interest rate conditions or as part of an overall asset/liability strategy are classified as available for sale. Gains or losses on sales of securities available for sale are based upon the specific-identification method. Securities classified as available for sale are carried at fair value with unrealized gains and losses

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

net of applicable taxes, included in accumulated other comprehensive income (loss), a component of equity. If management has the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity. Securities held to maturity are carried at cost, adjusted for unamortized purchase premiums and discounts. Premiums and discounts on securities are accreted or amortized using the level-yield method over the estimated lives of the securities, including the effect of prepayments. Any portion of unrealized loss on an individual equity security deemed to be other than temporarily impaired is recognized as a loss in operations in the period in which such determination is made. For debt investment securities deemed other than temporarily impaired, the investment is written down through current earnings by the impairment related to the estimated credit loss and the non-credit related impairment is recognized in other comprehensive income. In the ordinary course of business, securities are pledged as collateral in conjunction with the Company’s borrowings and lines of credit.

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

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. Loans individually classified as impaired include multifamily, commercial mortgage and construction loans with balances of $1.0 million or more, unless a condition exists for loans less than $1.0 million that would increase the Bank’s potential loss exposure. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. Residential mortgage and consumer loans are deemed smaller balance homogeneous loans which are evaluated collectively for impairment and are generally excluded from the population of impaired loans.

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

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged to income based on management’s evaluation of the probable losses inherent in its portfolio. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions and other matters which warrant consideration. Subsequent recoveries, if any, are credited to the allowance.

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

Federal Home Loan Bank of New York Stock

The Bank, as a member of the Federal Home Loan Bank of New York (“FHLB”), is required to hold shares of capital stock in the FHLB in an amount based on the Bank’s total investment in mortgage related assets and advances. The requirement pertaining to mortgage related assets is a range from 0.10% to 0.25% of mortgage related assets, and is currently equal to 0.20%. The requirement pertaining to advances is a range from 4.0% to 5.0% of total advances, and is currently equal to 4.5%. The stock is carried at cost. In performing our other-than-temporary impairment analysis of FHLB stock, we evaluated, among other things, (i) its earnings performance, including the significance of any decline in net assets of the FHLB as compared to the regulatory capital amount of the FHLB, (ii) the commitment by the FHLB to make required dividend payments, and

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(iii) the liquidity position of the FHLB. We do not consider this security to be impaired at June 30, 2012.

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

Office Properties and Equipment

Office properties and equipment are carried at cost, less accumulated depreciation. Depreciation of office properties and equipment is computed on a straight-line basis over the estimated useful lives of the related assets. The Company uses the following estimated useful lives for its office properties and equipment categories: land improvements – 15 years; building and major building improvements – 40 years; minor building improvements – 10 years and furniture and fixtures – 3 to 7 years. Leasehold improvements are amortized over the lesser of the remaining life of the lease or the useful life of the improvement.

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

(2) Stock Transactions

Stock Offering

Oritani Financial Corp. (“the Company”) is a Delaware corporation that was incorporated in March 2010 to be the successor to Oritani Financial Corp. (Oritani-federal), a federal corporation and the former stock holding company for Oritani Bank, upon completion of the second step transaction of Oritani Financial Corp., MHC, the former mutual holding company parent. The conversion was completed on June 24, 2010. The Company sold a total of 41,363,214 shares of common stock at $10.00 per share in the related offering. Concurrent with the completion of the offering, shares of Oritani-federal common stock owned by public stockholders were exchanged for 1.50 shares of the Company’s common stock. In lieu of fractional shares, shareholders were paid in cash. The Company also issued 481,546 shares of common stock for the accelerated vesting of restricted stock options and awards triggered by the conversion. As a result of the offering, the exchange, and the shares issued due to the accelerated vesting of stock options and awards, as of June 30, 2010, the Company had 56,202,485 shares of common stock outstanding. Net proceeds from the offering were $401.8 million. As a result of the conversion, all per share information was revised to reflect the 1.50 –to- one conversion rate at June 24, 2010.

Stock Repurchase Program

On June 27, 2011, the Board of Directors of the Company authorized a stock repurchase program pursuant to which the Company intends to repurchase up to 5,624,506 shares, representing approximately 10% of its then outstanding shares. Additional stock repurchase plans were announced on: September 14, 2011, for 10% of the publicly-held outstanding shares, or 5,062,056 shares and on November 14, 2011 for 5% of the publicly-held outstanding shares, or 2,278,776 shares. The timing of the repurchases will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Any repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company is conducting such repurchases in accordance with a Rule 10b5-1 trading plan. At June 30, 2012, a total of 11,056,605 shares were acquired under this

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

repurchase plan at a weighted average cost of $12.99 per share. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. This program has no expiration date and has 1,904,475 shares yet to be purchased as of June 30, 2012.

(3) Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and in banks and federal funds sold and short term investments which are generally sold for one-day periods.

(4) Loans

A comparative summary of loans at June 30, 2012 and 2011 is as follows:

	2012	2011
	(In thousands)
Residential	139,072	172,972
Multi-family	679,783	474,776
Commercial real estate	1,116,335	901,916
Second mortgage and equity loans	30,052	38,706
Construction and land loans	48,887	86,502
Other loans	17,622	30,571

	2,031,751	1,705,443

Less:
Deferred fees, net	7,747	6,080
Allowance for loan losses	31,187	26,514

	$1,992,817	1,672,849

Included in constructions loans at June 30, 2010 was a $16.4 loan collateralized by a condominium construction project in Bergen County, New Jersey. During the December 2010 quarter, the loan was written down to $9.5 million and transferred to loans held for sale. At June 30, 2011, the carrying amount of the previously reported loan held for sale ($9.5 million) was included in Other Assets. Because the bankruptcy trustee did not transfer title until July 14, 2011, the gain on the sale of approximately $564,000 and the removal of this item from Other Assets was not recorded until July 2011 and is recorded in Gain on sale of assets and loans in the Consolidated Statement of Income at June 30, 2012. In conjunction with the sale, Oritani provided financing to the purchaser at market rates and market terms.

At June 30, 2012 and 2011, the Company had fixed-rate mortgage commitments of $8.0 million and $11.0 million, respectively, and variable-rate mortgage commitments of $125.3 million and $90.9 million, respectively, which are not included in the accompanying consolidated financial statements. The rate range of the fixed rate commitments at June 30, 2012 was 3.75% to 5.75%. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. There is no exposure to credit loss in the event the other party does not exercise its right to borrow under the commitment.

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

The aggregate amount of loans to our executive officers, directors and their related entities, was $42.1 million and $39.8 million at June 30, 2012 and 2011, respectively. For the twelve months ended June 30, 2012, new loans to and repayments from executive officers, directors and their related entities totaled $5.0 million and $2.7 million, respectively. For the twelve months ended June 30, 2011, new loans to and repayments from executive officers, directors and their related entities totaled $1.3 million and $2.5 million, respectively. These loans were performing according to their original terms at June 30, 2012.

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

Each quarter we evaluate the allowance for loan losses and adjust the allowance as appropriate through a provision or recovery for loan losses. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the New Jersey Department of Banking and Insurance (“NJDOBI”) and the FDIC will periodically review the allowance for loan losses. They may require us to adjust the allowance based on their analysis of information available to them at the time of their examination. Such examinations typically occur annually. Our last examination by the FDIC was as of June 30, 2011 and by the NJDOBI as of March 31, 2010.

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

Activity in the allowance for loan losses is summarized as follows:

	2012	2011	2010
	(In thousands)
Balance at beginning of year	$26,514	25,902	20,680
Provisions charged to operations	8,500	9,300	10,000
Recoveries	60	80	3
Loans charged off	3,887	8,768	4,781

Balance at end of year	$31,187	26,514	25,902

The following tables provide the twelve month activity in the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	For the twelve months ended June 30, 2012
				Second
				mortgage
			Commercial	and equity	Construction
	Residential	Multifamily	Real Estate	loans	and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,274	$2,703	$15,597	$369	$3,455	$1,625	$1,491	$26,514
Charge-offs	(669)	(194)	(529)	—	(897)	(1,598)	—	(3,887)
Recoveries	18	—	—	—	42	—	—	60
Provisions	1,720	604	5,019	106	(102)	321	832	8,500

Ending balance	$2,343	$3,113	$20,087	$475	$2,498	$348	$2,323	$31,187

	For the twelve months ended June 30, 2011
				Second
				mortgage
			Commercial	and equity	Construction
	Residential	Multifamily	Real Estate	loans	and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,390	$2,175	$15,295	$421	$4,595	$482	$1,544	$25,902
Charge-offs	—	—	(3,018)	—	(5,750)	—	—	(8,768)
Recoveries	—	—	80	—	—	—	—	80
Provisions	(116)	528	3,240	(52)	4,610	1,143	(53)	9,300

Ending balance	$1,274	$2,703	$15,597	$369	$3,455	$1,625	$1,491	$26,514

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment.

	At June 30, 2012
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$549	$—	$1,210	$—	$—	$1,759
Collectively evaluated for impairment	2,343	3,113	19,538	475	1,288	348	2,323	29,428

Total	$2,343	$3,113	$20,087	$475	$2,498	$348	$2,323	$31,187

Loans receivables:
Individually evaluated for impairment	$379	$—	$7,112	$—	$9,824	$—		$17,315
Collectively evaluated for impairment	138,693	679,783	1,109,223	30,052	39,063	17,622		2,014,436

Total	$139,072	$679,783	$1,116,335	$30,052	$48,887	$17,622		$2,031,751

	At June 30, 2011
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$193	$—	$102	$675	$—	$970
Collectively evaluated for impairment	1,274	2,703	15,404	369	3,353	950	1,491	25,544

Total	$1,274	$2,703	$15,597	$369	$3,455	$1,625	$1,491	$26,514

Loans receivables:
Individually evaluated for impairment	$—	$—	$1,948	$—	$9,231	$1,500		$12,679
Collectively evaluated for impairment	172,972	474,776	899,968	38,706	77,271	29,071		1,692,764

Total	$172,972	$474,776	$901,916	$38,706	$86,502	$30,571		$1,705,443

The Company continuously monitors the credit quality of its loan receivables. In addition to internal staff, the Company utilizes the services of a third party loan review firm to rate the credit quality of its loan receivables. They report to the Audit Committee quarterly and their scope is determined by the Audit Committee annually. On an annual basis, the loan review firm reviews a significant portion of the existing portfolio over the course of the year, typically an aggregate of at least 60% of the commercial real estate, multifamily and construction loan portfolios, including a sampling of both new and seasoned loans, a review of all Regulation “O” loans and review of all delinquent loans. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified as “Satisfactory” are deemed to possess average to superior credit quality, requiring no

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

more than normal attention. Assets classified as “Pass/Watch” have generally acceptable asset quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such characteristics include strained liquidity, slow pay, stale financial statements or other circumstances requiring greater attention from bank staff. We classify an asset as “Special Mention” if the asset has a potential weakness that warrants management’s close attention. Such weaknesses, if left uncorrected may result in the deterioration of the repayment prospects of the asset. An asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the “distinct possibility” that we will sustain “some loss” if the deficiencies are not corrected. Included in the Substandard caption at June 30, 2012 are all loans that were past due 90 days (or more) and all impaired loans. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Doubtful assets include those characterized by the high possibility that we will sustain a loss.

The following table provides information about the loan credit quality at June 30, 2012 and 2011:

	Credit Quality Indicator at June 30, 2012
			Special
	Satisfactory	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$125,208	$6,923	$1,722	$5,219	$—	$139,072
Multifamily	649,083	21,465	3,231	6,004	—	679,783
Commercial real estate	973,235	84,009	35,298	23,793	—	1,116,335
Second mortgage and equity loans	29,651	127	7	267	—	30,052
Construction and land loans	15,771	19,667	2,750	10,699	—	48,887
Other loans	17,505	—	—	117	—	17,622

Total	$1,810,453	$132,191	$43,008	$46,099	$—	$2,031,751

	Credit Quality Indicator at June 30, 2011
			Special
	Satisfactory	Pass/Watch	Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$166,959	$3,921	$1,087	$1,005	$—	$172,972
Multifamily	458,232	11,574	991	3,979	—	474,776
Commercial real estate	809,174	58,414	25,738	8,590	—	901,916
Second mortgage and equity loans	38,257	63	123	263	—	38,706
Construction and land loans	44,070	23,060	4,177	15,195	—	86,502
Other loans	22,194	6,624	55	1,698	—	30,571

Total	$1,538,886	$103,656	$32,171	$30,730	$—	$1,705,443

Included in loans are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of nonaccrual loans at June 30, 2012, 2011 and 2010 were $18.3 million, $15.3 million and $38.1, respectively. If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $1.1 million and $2.4 million and $3.0 million for the years ended June 30, 2012, 2011, and 2010 respectively. The Company has no loans past due 90 days or more that are still accruing interest.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

The following table summarizes the delinquency and accrual status of the loan portfolio at June 30, 2012 and 2011:

	At June 30, 2012
			Greater
	30-59 Days	60-89 Days	Than 90	Total Past
	Past Due	Past Due	Days	Due	Current	Total Loans	Nonaccrual
	(In thousands)
Residential	$1,924	$1,722	$4,539	$8,185	$130,887	$139,072	$4,573
Multifamily	5,374	1,125	616	7,115	672,668	679,783	616
Commercial real estate	6,358	2,520	6,124	15,002	1,101,333	1,116,335	6,124
Second mortgage and equity loans	127	7	267	401	29,651	30,052	274
Construction and land loans	—	3,188	4,895	8,083	40,804	48,887	6,637
Other loans	—	—	118	118	17,504	17,622	118

Total	$13,783	$8,562	$16,559	$38,904	$1,992,847	$2,031,751	$18,342

	At June 30, 2011
		60-89	Greater
	30-59 Days	Days Past	Than 90	Total Past
	Past Due	Due	Days	Due	Current	Total Loans	Nonaccrual
	(In thousands)
Residential	$3,921	$1,087	$1,005	$6,013	$166,959	$172,972	$1,005
Multifamily	—	3,810	550	4,360	470,416	474,776	550
Commercial real estate	3,041	307	3,456	6,804	895,112	901,916	3,456
Second mortgage and equity loans	63	123	263	449	38,257	38,706	263
Construction and land loans	—	—	8,332	8,332	78,170	86,502	8,332
Other loans	—	—	1,697	1,697	28,874	30,571	1,697

Total	$7,025	$5,327	$15,303	$27,655	$1,677,788	$1,705,443	$15,303

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. Loans individually classified as impaired include multifamily, commercial mortgage and construction loans with balances of $1.0 million or more, unless a condition exists for loans less than $1.0 million that would increase the Bank’s potential loss exposure. Impaired loans at June 30, 2012, 2011 and 2010 were $17.3 million, $12.7 million and $21.9 million, respectively. The allocation in the allowance for loan losses for impaired loans at June 30, 2012, 2011 and 2010 were $1.8 million on balances of $7.3 million, $970,000 on balances of $7.9 million, and $1.4 million on balances of $17.5 million, respectively. Impaired loans with no related allowance at June 30, 2012, 2011 and 2010 were $10.0 million, $4.8 million and $4.4 million, respectively. The average balance of impaired loans was $16.7 million, $13.2 million, and $40.6 million during the years ended June 30, 2012, 2011 and 2010, respectively. Interest income recognized on these loans for the years ended June 30, 2012, 2011 and 2010 was $571,000, $321,000, and $3.1 million, respectively.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

The following table provides information about the Company’s impaired loans at June 30, 2012 and 2011:

	Impaired Financing Receivables
	At June 30, 2012			Year ended June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded;
Residential	$379	$379	$—	$389	$20
Commercial real estate	4,712	4,712	—	4,808	318
Construction and land loans	4,930	4,930	—	5,017	188

	10,021	10,021	—	10,214	526
With an allowance recorded:
Commercial real estate	$1,851	$2,400	$549	$2,523	$45
Construction and land loans	3,684	4,894	1,210	3,979	—

	5,535	7,294	1,759	6,502	45
Total:
Residential	$379	$379	$—	$389	$20
Commercial real estate	6,563	7,112	549	7,331	363
Construction and land loans	8,614	9,824	1,210	8,996	188

	$15,556	$17,315	$1,759	$16,716	$571

	Impaired Financing Receivables
	At June 30, 2011			Year ended June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded;
Commercial real estate	$1,350	$1,350	$—	$1,438	$22
Construction and land loans	3,421	3,421	—	4,079	3

	4,771	4,771	—	5,517	25
With an allowance recorded:
Commercial real estate	$405	$598	$193	$527	$34
Construction and land loans	5,708	5,810	102	5,854	197
Other loans	825	1,500	675	1,344	66

	6,938	7,908	970	7,725	297
Total:
Commercial real estate	$1,755	$1,948	$193	$1,965	$56
Construction and land loans	9,129	9,231	102	9,933	200
Other loans	825	1,500	675	1,344	66

	$11,709	$12,679	$970	$13,242	$322

Troubled debt restructured loans (“TDRs”) are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. The Company has selectively modified certain borrower’s loans to enable the borrower to emerge from delinquency and keep their loans current. The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period. Management classifies all TDRs as impaired loans. Included in impaired loans at June 30, 2012 and 2011 are $11.7 million and $9.5 million of loans which are deemed troubled debt restructurings, respectively. The Company had no troubled-debt restructurings at June 30, 2010.

The following table presents additional information regarding the Company’s TDRs as of June 30, 2012 and 2011:

	Troubled Debt Restructurings at June 30, 2012
	Performing	Nonperforming	Total
	(in thousands)
Residential	$379	$—	$379
Commercial real estate	4,712	6,636	11,348
Construction and land loans	—	0	0

Total	$5,091	$6,636	$11,727

Allowance	$—	$1,210	$1,210

	Troubled Debt Restructurings at June 30, 2011
	Performing	Nonperforming	Total
	(in thousands)
Commercial real estate	$598	$626	$1,224
Construction and land loans	898	5,843	6,741
Other loans	—	1,500	1,500

Total	$1,496	$7,969	$9,465

Allowance	$295	$675	$970

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

The following tables summarize loans that were modified in a troubled debt restructuring during the year ended June 30, 2012.

	Year ended June 30, 2012
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings
Residential	1	$380	$380
Commercial real estate	1	4,712	4,712
Construction and land loans	1	1,751	1,751

Total	3	$6,843	$6,843

Two of the relationships in the table above were granted a reduced rate and extended amortization and the other relationship was granted a forbearance agreement with a reduced rate and extended maturity.

There have not been any loans that were restructured during the last twelve months that have subsequently defaulted.

(6) Securities Held to Maturity

The following is a comparative summary of securities held to maturity as of June 30, 2012 and 2011:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
2012:
Mortgage-backed securities:
FHLMC	$5,438	308	—	5,746
FNMA	24,955	988	—	25,943
GNMA	3,200	150	—	3,350
CMO	2,537	72	—	2,609

	$36,130	1,518	—	37,648

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
2011:
Mortgage-backed securities:
FHLMC	$7,546	402	—	7,948
FNMA	22,413	530	200	22,743
GNMA	3,425	65	—	3,490
CMO	4,225	116	—	4,341

	$37,609	1,113	200	38,522

The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any securities held to maturity during the year ended June 30, 2012. Proceeds from the sale of mortgage-backed securities held to maturity for the twelve months ended June 30, 2011 were $10.2 million on mortgage-backed securities with an amortized cost of $10.1 million, resulting in gross gains and gross losses of $114,000 and $7,000, respectively. Proceeds for the twelve months ended June 30, 2010 were $9.4 million on mortgage-backed securities with an amortized cost of $9.5 million, resulting in gross gains and gross losses of $41,000 and $148,000, respectively. The held to maturity securities sold were mortgage backed securities with 15% or less of their original purchased balances remaining. Securities held to maturity with fair values of $24.0 million and $30.3 million at June 30, 2012 and 2011, respectively, were pledged as collateral for advances (see note 12). The Company did not record other than temporary impairment charges on securities held to maturity during the years ended June 30, 2012, 2011 and 2010.

At June 30, 2012, there were no gross unrealized losses on securities held to maturity. Gross unrealized losses on securities held to maturity and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 are as follows:

	At June 30, 2011
	Less than 12 months		Greater than 12 months		Total
	(In thousands)
	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
Mortgage-backed securities:
FNMA	$6,776	200	—	—	6,776	200

	$6,776	200	—	—	6,776	200

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(7) Securities Available for Sale

The following is a comparative summary of securities available for sale as of June 30, 2012 and 2011:

	June 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$24,283	$339	$—	$24,622
Equity securities	1,210	240	41	1,409
Mortgage-backed securities:
FHLMC	15,822	614	—	16,436
FNMA	59,232	3,113	—	62,345
CMO	389,613	5,825	299	395,139

	$490,160	$10,131	$340	$499,951

	June 30, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$74,866	$—	$477	$74,389
Due in five to ten years	13,489	6	—	13,495
Corporate bonds	2,000	21	—	2,021
Equity securities	1,472	177	112	1,537
Mortgage-backed securities:
FHLMC	9,448	670	—	10,118
FNMA	75,789	1,377	140	77,026
CMO	414,443	4,654	309	418,788

	$591,507	$6,905	$1,038	$597,374

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

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

The Company did not sell any securities available for sale during the year ended June 30, 2012. Proceeds from the sale of U.S. Government and federal agency securities available for sale for the year ended June 30, 2011 were $169.8 million on securities with an amortized cost of $170.0 million, resulting in gross gains and gross losses of $190,000 and $432,000, respectively. The Company did not sell any U.S. Government and federal agency securities available for sale during the twelve months ended June 30, 2010.

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

The Equity securities caption relates to holdings of shares in financial institutions common stock. The Company recorded non-cash impairment charges on equity securities through earnings of $262,000, $291,000 and $202,000 for the year ended June 30, 2012, 2011 and 2010, respectively. Available for sale securities with fair values of $357.5 million and $500.6 million at June 30, 2012 and June 30, 2011, respectively, were pledged as collateral for advances.

Gross unrealized losses on securities and mortgage-backed securities available for sale and the estimated market value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2012 and 2011 are as follows:

	2012
	Less than 12 months		Greater than 12 months		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	fair value	losses	fair value	losses	fair value	losses
	(In thousands)
Equity securities	$505	41	—	—	505	41
Mortgage-backed securities:
CMO	19,856	299	—	—	19,856	299

	$20,361	340	—	—	20,361	340

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

(8) Accrued Interest Receivable

A summary of accrued interest receivable at June 30, 2012 and 2011 is as follows:

	2012	2011
	(In thousands)
Mortgage Loans	$9,509	$7,797
Investment Securities	1,121	1,440

	$10,630	$9,237

(9) Office Properties and Equipment

At June 30, 2012 and 2011, office properties and equipment, less accumulated depreciation and amortization, consist of the following:

	2012	2011
	(In thousands)
Cost:
Land	$4,171	4,171
Buildings	10,073	10,073
Land and building improvements	4,375	3,719
Leasehold improvements	1,415	981
Furniture and equipment	5,986	5,579
Construction in progress	2	479

	26,022	25,002
Less accumulated depreciation and amortization	10,580	9,990

	$15,442	15,012

Depreciation and amortization expense for the years ended June 30, 2012, 2011 and 2010 amounted to $930,000, $856,000 and $815,000, respectively.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

At June 30, 2012, the Company and the Bank conducted business from its corporate headquarters in Washington Township, New Jersey, its two lending offices in New York and 24 full service branch offices located in Bergen, Hudson, Essex and Passaic counties, New Jersey.

(10) Deposits

Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. The Bank accepts brokered deposits on a limited basis, when it is deemed cost effective. At June 30, 2012 and 2011 we had brokered time deposits totaling $22.9 million with weighted average interest rates of 2.46% and weighted average maturity of 3.8 years and 4.8 years, respectively. Deposit accounts at the Bank are insured by the FDIC up to a maximum of $250,000. Deposit balances at June 30, 2012 and 2011 are summarized as follows:

	2012		2011
		Weighted		Weighted
		average		average
	Amount	cost	Amount	cost
	(Dollars in thousands)
Checking accounts	$215,566	0.24%	$162,147	0.42%
Money market deposit accounts	444,476	0.72	390,684	1.01
Savings accounts	160,115	0.31	152,906	0.55
Time deposits	569,549	1.14	675,573	1.48

	$1,389,706	0.77%	$1,381,310	1.12%

Interest expense on deposits for the years ended June 30, 2012, 2011 and 2010 is summarized as follows:

	2012	2011	2010
	(In thousands)
Checking accounts	$831	855	825
Money market deposit accounts	2,956	3,177	3,784
Savings accounts	652	941	1,279
Time deposits	8,384	10,746	15,735

	$12,823	15,719	21,623

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Time deposits at June 30, 2012 mature as follows (in thousands):

Year ending June 30:
2013	410,344
2014	83,411
2015	35,503
2016	15,843
2017	24,448

$569,549

Included in time deposits at June 30, 2012 and 2011 is $235.2 million and $276.8 million, respectively, of deposits of $100,000 and over.

(11) Income Taxes

Income tax expense for the years ended June 30, 2012, 2011 and 2010 consists of the following:

	2012	2011	2010
	(In thousands)
Current:
Federal	$20,355	14,790	8,976
State	2,071	1,949	1,657

Total current	22,426	16,739	10,633

Deferred:
Federal	(3,231)	345	(2,876)
State	(738)	(132)	(461)

Total deferred	(3,969)	213	(3,337)

Total income tax expense	$18,457	16,952	7,296

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

A reconciliation between the provision for income taxes and the expected amount (computed by multiplying income before provision for income taxes times the applicable statutory federal income tax rate) for the years ended June 30, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
	(In thousands)
Income before provision for income taxes	$50,107	45,459	15,660

Applicable statutory federal income tax rate	35%	35%	35%

Computed “expected” federal income tax expense	17,537	15,911	5,481
Increase in federal income tax expense resulting from:
State income taxes, net of federal benefit	806	1,181	777
Bank owned life insurance	(558)	(424)	(400)
ESOP fair market value adjustment	254	160	93
Non-deductible compensation	168	92	1,225
Other items, net	250	32	120

Total income tax expense	$18,457	16,952	7,296

The effective tax rates for the years ended June 30, 2012, 2011 and 2010 were 36.84%, 37.29% and 46.59%, respectively. The increase in the effective tax rate for the year ended June 30, 2010 was primarily due to limitations on the deductibility of compensation expense.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2012 and 2011 are as follows:

	2012	2011
	(In thousands)
Deferred tax assets:
Allowance for loan and real estate owned losses	$12,687	10,426
Reserve for uncollected interest	215	124
Premises and equipment	274	299
Postretirement benefits	7,624	7,312
Accrued/deferred compensation	4,027	3,327
ESOP shares allocated or committed to be released	61	553
Stock compensation	4,123	2,128
Other than temporary loss on securities	615	508
Charitable contribution carry forward	—	620
Other	131	554

Total gross deferred tax assets	29,757	25,851
Less valuation reserve	88	689

Total deferred tax asset	29,669	25,162

Deferred tax liabilities:
Unrealized gain on securities available for sale	4,019	2,414
Deferred loan fees	80	141

Total deferred tax liabilities	4,099	2,555

Net deferred tax asset	$25,570	22,607

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Sources of deferred taxes for the years ended June 30, 2012 and 2011 were due primarily to the difference in recognizing income and expenses for book purposes and tax purposes for various deferred loan fees, uncollected interest on loans, accrued benefit costs, book and tax depreciation, nonallowable reserves and charitable contribution carryforwards.

At June 30, 2012 and 2011 the valuation allowance was $88,000 and $689,000, respectively. The valuation allowance relates to the impairment charges on equity securities for which tax benefits are not more likely than not to be realized.

At June 30, 2012, retained earnings includes approximately $15.1 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Under ASC 740, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At June 30, 2012, the Company had an unrecognized tax liability of $5.6 million with respect to this reserve.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense. The Company did not have any uncertain tax positions for the years ended June 30, 2012 and 2011.

The Company files income tax returns in the United States federal jurisdiction and in New Jersey, Pennsylvania and New York state jurisdictions. The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2007. Currently, the Company is not under examination by any taxing authority.

(12) Borrowings

As of June 30, 2012, we had total borrowings in the amount of $745.9 million with an estimated weighted average maturity of 3.3 years and a weighted average rate of 2.6%. As of June 30, 2011, we had total borrowings in the amount of $509.3 million with an estimated weighted average maturity of 4.5 years and a weighted average rate of 3.8%. Borrowings consist of advances from the FHLB of New York. The majority of the borrowings have various put options held by the issuer, FHLB. These put options can be exercised by the FHLB after either a certain passage of time or certain levels of the 3 month Libor interest rate. The following table presents borrowings by stated maturity and by maturity or put date, if applicable:

	Stated	Maturity or
	Maturity	Put
	(In thousands)
Year ending June 30:
2013	$201,550	$391,550
2014	63,249	53,249
2015	83,251	38,251
2016	51,130	41,130
2017	111,685	61,685
2018	170,000	110,000
2019	65,000	50,000

	$745,865	$745,865

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

At June 30, 2012, borrowings are secured by mortgage-backed securities and investment securities with a book value of $380.4 million and performing mortgage loans with an outstanding balance of $1.5 billion. The fair value of mortgage-backed securities and investment securities pledged as collateral for borrowings were $381.5 million and $530.9 million at June 30, 2012 and 2011, respectively. At June 30, 2012, the Company had additional borrowing capacity of $668.5 million with the FHLB.

(13) Employee Benefit Plans

The Company is a participant in the Pentegra Defined Benefit Plan for Financial Institutions (“Pentegra DB Plan”), a tax-qualified defined-benefit pension plan. The Pentegra DB Plan’s Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DP Plan is a multiple-employer plan. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

The Plan was frozen as of December 31, 2008. Full time employees whom attained age 21 and completed one year of service were eligible to participate in this plan. Retirement benefits are based upon a formula utilizing years of service and average compensation, as defined. Participants were vested 100% upon the completion of five years of service.

The funded status (fair value of the plan assets divided by funding target) as of July 1, 2011 and 2010 was 87.76% and 89.97%, respectively. The fair value of plan assets reflects any contributions received through June 30, 2011. The Company’s required contributions for the years ended June 30, 2012, 2011 and 2010 were $92,000, $339,000 and $78,000 respectively. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the plan.

The Company has a savings incentive plan covering substantially all employees of the Company. Contributions are currently made by the Company in an amount equal to 50% of the first 6% of employee contributions. The contribution percentage is determined annually by the Board of Directors. Company contributions for the years ended June 30, 2012, 2011 and 2010 were $148,000, $137,000 and $121,000, respectively.

The Company has a nonqualified savings incentive plan covering certain eligible employees whose salary deferrals to the savings incentive plan are limited. Contributions to the nonqualified savings incentive plan are currently made by the Company in an amount equal to 50% of the first 6% of employee contributions to this plan with interest calculated at the greater of 9.00% or the Citibank prime rate of interest. For the years ended June 30, 2012, 2011, and 2010, interest was calculated at 9.00%. Interest expenses for the years ended June 30, 2012, 2011 and 2010 were $336,000, $257,000 and $197,000, respectively. The contribution percentage is determined annually by the Board of Directors. The deferrals and contributions are payable, with interest, at a

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

future date. Until these payments are made, the obligations to the employees are a general liability of the Company. Company contributions for the years ended June 30, 2012, 2011 and 2010 were $122,000, $103,000 and $98,000, respectively. The total obligation under the nonqualified savings incentive plan that existed as of June 30, 2012, and 2011 was $4.3 million and $3.3 million, respectively.

The Company has a nonqualified Benefit Equalization Plan (BEP Plan) which provides benefits to employees who are disallowed certain benefits under the Company’s qualified benefit plans. The Company recorded expenses associated with the BEP Plan of $317,000, $107,000 and $89,000 for the years ended June 30, 2012, 2011 and 2010, respectively.

The Company has a nonqualified Directors’ Retirement Plan (the Retirement Plan). The Retirement Plan provides eligible directors an annual retirement benefit based on the monthly meeting fee at the time of the director’s retirement, death, disability or a change in control. The Company recorded expenses of $495,000, $613,000 and $548,000 for the years ended June 30, 2012, 2011 and 2010, respectively, related to the Retirement Plan.

During 1999, the Company adopted a Post Retirement Medical Plan (the Medical Plan) for directors and certain eligible employees. The Medical Plan provides a medical retirement benefit at a cost to the Company limited to two times the premium at the time of the participant’s retirement. Participants are required to contribute to the plan for excess premiums above the limitation. The Company recorded expenses of $316,000, $343,000 and $313,000 for the years ended June 30, 2012, 2011 and 2010, respectively, related to the Medical Plan.

During 2000, the Company adopted a Deferred Director’s Fee Plan (the Deferred Fee Plan) for outside directors of the Company. Under the Deferred Fee Plan, directors may elect to defer the receipt of their board and committee fees. The fees are payable, with interest, at a predetermined future date. Interest is calculated at the greater of 9.00% or the Citibank prime rate of interest. For the years ended June 30, 2012, 2011 and 2010, interest was calculated at 9.00%. Interest expenses for the years ended June 30, 2012, 2011 and 2010 were $389,000, $330,000 and $276,000, respectively. Until these payments are made, the obligations to the directors are a general liability of the Company. The total obligation under the Deferred Fee Plan that existed as of June 30, 2012 and 2011 was $4.7 million and $4.0 million, respectively.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

The following table sets forth information regarding the BEP Plan, the Retirement Plan and the Medical Plan at June 30, 2012 and 2011 (in thousands).

	BEP Plan		Retirement Plan		Medical Plan
	2012	2011	2012	2011	2012	2011
Change in benefit obligation:
Projected benefit obligation at beginning of the year	$1,751	$1,658	$4,059	$4,003	$3,674	$3,708
Service cost	—	—	197	235	91	93
Interest cost	61	83	220	209	197	193
Actuarial (gain) loss	(37)	—	—	(194)	967	(174)
Benefits paid	(1,017)	—	(52)	(52)	(27)	(48)
Discount rate change	230	10	609	(142)	—	(98)

Projected benefit obligation at end of the year	$988	$1,751	$5,033	$4,059	$4,902	$3,674

Reconciliation of plan assets
Fair value of plan assets at beginning of the year	$—	$—	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—	—	—
Employer contributions	1,017	—	52	52	27	48
Benefits paid	(1,017)	—	(52)	(52)	(27)	(48)

Fair value of plan assets at end of the year	$—	$—	$—	$—	$—	$—

Funded status at end of year	$(988)	$(1,751)	$(5,033)	$(4,059)	$(4,902)	$(3,674)

The unfunded BEP of $988,000 and $1.8 million, Retirement Plan of $5.0 million and $4.1 million and Medical Plan of $4.9 million and $3.7 million at June 30, 2012 and 2011 respectively, are included in other liabilities in our consolidated balance sheet. The components of accumulated other comprehensive income related to pension and other postretirement benefits, on a pre-tax basis, at June 30, 2012 and 2011 are summarized in the following table (in thousands).

	BEP Plan		Retirement Plan		Medical Plan
	2012	2011	2012	2011	2012	2011
Prior service cost	$—	$—	$179	$239	$—	$—
Net actuarial loss	263	326	1,088	497	1,617	677

Total amounts recognized in accumulated other comprehensive income (loss)	$263	$326	$1,267	$736	$1,617	$677

Net periodic benefit costs for the years ended June 30, 2012, 2011 and 2010, as well as costs that are expected to be amortized into expense in fiscal 2013, are presented in the following table.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

	BEP Plan			Retirement Plan			Medical Plan
	2012	2011	2010	2012	2011	2010	2012	2011	2010
	(In thousands)
Service cost	$—	$—	$—	$197	$235	$208	$92	$72	$73
Interest cost	61	83	86	220	209	210	197	193	191
Loss recognized	241	—	—	—	—	—	—	—	—
Amortization of unrecognized:
Prior service cost	—	—	—	60	60	60	—	—	—
Net loss	15	24	3	18	109	70	27	78	49

Total	$317	$107	$89	$495	$613	$548	$316	$343	$313

Amounts expected to be amortized into net periodic benefit cost in fiscal 2013:
Prior service cost	$—			$60			$—
Net loss	27			146			216

	$27			$206			$216

The $241,000 loss recognized for the BEP Plan was recognized in accordance with settlement accounting. A portion of this plan was settled during the quarter ended December 31, 2011. The loss was due to the actual discount rate utilized in calculation of the settlement versus the assumed discount rate that had been utilized in plan valuation

The weighted average actuarial assumptions used in the plan determinations at June 30, 2012, 2011 and 2010 were as follows:

	BEP Plan			Retirement Plan			Medical Plan
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount Rate	3.47%	4.95%	5.00%	3.94%	5.47%	5.25%	4.12%	5.66%	5.50%
Rate of compensation increase	—	—	—	5.50%	5.50%	5.50%	—	—	—
Medical benefits cost rate of increase	—	—	—	—	—	—	8.00%	9.00%	9.00%

Estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

	BEP Plan	Retirement Plan	Medical Plan
2013	$68	$200	$100
2014	68	200	108
2015	68	260	126
2016	68	259	149
2017	68	258	177
2018-2022	343	1,509	1,153

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have the following effects on post-retirement benefits (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$61	$	(47)
Effect on post retirement benefits obligation	$1,054	$	(804)

During 2005, the Company adopted an Executive Supplemental Retirement Income Agreement (the SERP) for the President/CEO of the Company. The SERP provides a retirement benefit to the executive with a minimum payment period of 20 years upon his death, disability, normal retirement, early retirement or separation from service after a change in control. The SERP benefit is equal to 70% of the executive’s average annual pre-retirement base salary and bonus, reduced by the benefits due to the executive through certain other benefit plans. The Company recorded expenses of $812,000, $1.3 million and $1.2 million for the years ended June 30, 2012, 2011and 2010, respectively, related to the SERP. The SERP is unfunded, and an accrued liability of $6.2 million and $5.4 million was recorded for this plan as of June 30, 2012 and 2011, respectively.

The Company invests in bank owned life insurance (“BOLI”) to help offset the cost of employee benefits. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees with the Company as owner and beneficiary of the policies. BOLI is recorded at its cash surrender value and is classified as a non-interest earning asset. Increases in the carrying value, other than purchases, are recorded as non-interest income. At June 30, 2012 and 2011, the Company had $46.3 million and $44.7 million, respectively, in BOLI. Income earned on BOLI was $1.6 million, $1.2 million and $1.1 million for each of the years ended June 30, 2012, 2011 and 2010, respectively and is exempt from federal and state income taxes as long as the policies are held until the death of the insured individuals.

The Company has a nonqualified Executive Group Life Insurance Replacement Plan (“Split-Dollar”) which provides life insurance benefits to certain eligible employees upon death while employed by the Company and upon death following termination of employment due to disability, retirement or change in control. Participants in the plan are entitled to up to two times their base annual salary, as defined by the plan. The Company adopted ASC 715-60, “Compensation: Defined Benefit Plans-Other Postretirement”, effective July 1, 2008. ASC 715-60 requires that, for split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits. Upon adoption, the Company recorded a charge to retained earnings of $76,000. The Company recorded expenses of $41,000, $34,000 and $135,000 for the years ended June 30, 2012, 2011 and 2010, respectively, related to the Split-Dollar Plan. The accrued liability recorded for this plan as of June 30, 2012 and 2011 was of $385,000 and $344,000, respectively

(14) Stock Based Compensation

Employee Stock Ownership Plan

During 2006, the Company adopted an Employee Stock Ownership Plan (the ESOP). The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 2,384,466 shares of the Company’s common stock in the Company’s initial public offering at a price of $6.67

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

per share. In 2010, the ESOP refinanced the outstanding principal and interest balance on the original ESOP loan and purchased additional shares, in the open market, of 1,654,529 in conjunction with the Company’s second step transaction at an average price of $10.36 during June 2010. The refinancing and new stock purchases were funded with a loan from the Company to the ESOP. The outstanding loan balance at June 30, 2012 and 2011 was $29.8 million and $30.4 million, respectively. The shares of Company’s common stock purchased are pledged as collateral for the loan. Shares are released from the pledge for allocation to participants as loan payments are made. At June 30, 2012, shares allocated to participants were 652,175 since the plan inception and shares committed to be released were 147,253. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that were unallocated or not yet committed to be released totaled 3,239,567 at June 30, 2012 and had a fair value of $46.6 million. ESOP compensation expense for the years ended June 30, 2012, 2011, and 2010 was $2.0 million, $1.7 million and $1.3 million, respectively, representing the fair market value of shares allocated or committed to be released during the year.

The Company has also established an ESOP restoration plan and trust, which are non-qualified plans that provide supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental benefits consist of payments representing shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans. Compensation expense related to this plan amounts to $485,000, $901,000, and $1.1 million, for the years ended June 30, 2012, 2011, and 2010, respectively. The total obligation under the restoration plan as of June 30, 2012 and 2011 was $374,000 and $2.3 million, respectively. During 2012, the plan obligation was reduced by the purchase of 183,694 shares by the trust. The obligations to the executives are a general liability of the Company.

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

ASC 718- requires the Company to report as a financing cash flow the benefits of realized tax deductions in excess of the deferred tax benefits previously recognized for compensation expense. Excess tax benefits recognized in 2012 and 2010 totaled $217,000 and $49,000, respectively. There were no such excess tax benefits in fiscal 2011. The Company classified share-based compensation for employees and outside directors within “compensation and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid.

Stock options are granted at an exercise price equal to the market price of our common stock on the grant date, based on quoted market prices. Stock options generally vest over a five-year service period and expire ten years from issuance. Options vest immediately upon a change in control and expire 90 days after termination of service, excluding disability or retirement. The Company recognizes compensation expense for all option grants over the awards’ respective requisite service periods. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Since there is limited historical information on the volatility of the Company’s stock, management considered the average volatilities of similar entities for an appropriate period

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method. The Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option. The fair value of the options issued during the years ended June 30, 2012 and 2011 was estimated using the Black-Scholes options-pricing model with the following assumptions:

	Year ended June 30,
	2012	2011
Option shares granted	3,900,250	20,000
Expected dividend yield	4.42%	4.33%
Expected volatility	37.10%	38.22%
Risk-free interest rate	1.30%	1.91%
Expected option life	6.5	6.5

The Company recorded $1.8 million, $23,000 and $4.9 million of share based compensation expense related to the options granted for the years ended June 30, 2012, 2011 and 2010, respectively. Expected future expense related to the non-vested options outstanding at June 30, 2012 is $8.4 million over a weighted average period of 4.1 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

The following is a summary of the Company’s stock option activity and related information for its options plan for the year ended June 30, 2012:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at June 30, 2011	2,747,299	$2.30	$10.43	6.9
Granted	3,900,250	2.71	11.95	10.0
Exercised	(15,305)	2.29	10.43	6.3
Forfeited/Expired	(13,000)	2.71	11.95	9.6

Outstanding at June 30, 2012	6,619,244	$2.54	$11.32	7.8

Exercisable at June 30, 2012	2,708,202

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

The following is a summary of the status of the Company’s restricted stock shares as of June 30, 2012 and changes therein during the twelve months then ended:

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2011	—	$—
Granted	1,598,100	11.95
Vested	(5,000)	11.95
Forfeited	(5,000)	11.95

Non-vested at June 30, 2012	1,588,100	$11.95

The Company recorded $3.4 million and $9.5 million of share-based compensation expense related to restricted shares for the years ended June 30, 2012 and 2010, respectively. The 2010 compensation expense related to restricted shares includes the cost associated with the accelerated vesting of stock awards in conjunction with the second step transaction. The Company did not have share-based compensation expense related to restricted shares for the year ended June 30, 2011. Expected future expense related to the non-vested restricted shares at June 30, 2012 is $15.7 million over a weighted average period of 4.1 years.

(15) Commitments and Contingencies

In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. Certain facilities are occupied under long-term operating leases which expire on various dates. Certain leases also provide for renewal options. Total rent expense was $679,000, $496,000 and $435,000 for the years ended June 30, 2012, 2011 and 2010, respectively. Aggregate minimum lease payments for the remainder of the leases are as follows (in thousands):

Year ending June 30:
2013	$606
2014	492
2015	466
2016	391
2017	297
Thereafter	663

$2,915

There were no outstanding commitments to purchase securities at June 30, 2012 and 2011.

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

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at June 30, 2012, the Bank and the Company are required to maintain (a) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (b) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.

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

Management believes that, as of June 30, 2012, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

The following is a summary of the Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2012 and 2011, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

			FDIC – for		FDIC – to be well capitalized
			capital adequacy		under prompt
	Actual		purposes		corrective action
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Company:
As of June 30, 2012:
Total capital (to risk-weighted assets)	$534,102	24.48%	$174,509	8.00%	218,136	10.00%
Tier 1 capital (to risk-weighted assets)	506,787	23.23	87,255	4.00	130,882	6.00
Tier 1 capital (to average assets)	506,787	19.02	106,607	4.00	133,259	5.00
As of June 30, 2011:
Total capital (to risk-weighted assets)	$666,533	35.46%	$150,361	8.00%	187,952	10.00%
Tier 1 capital (to risk-weighted assets)	643,002	34.21	75,181	4.00	112,771	6.00
Tier 1 capital (to average assets)	643,002	25.09	102,496	4.00	128,120	5.00

			FDIC – for		FDIC – to be well capitalized
			capital adequacy		under prompt
	Actual		purposes		corrective action
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Bank:
As of June 30, 2012:
Total capital (to risk-weighted assets)	$438,837	20.51%	$171,207	8.00%	214,009	10.00%
Tier 1 capital (to risk-weighted assets)	412,031	19.25	85,603	4.00	128,405	6.00
Tier 1 capital (to average assets)	412,031	15.42	106,858	4.00	133,572	5.00
As of June 30, 2011:
Total capital (to risk-weighted assets)	$438,588	23.81%	$147,385	8.00%	184,232	10.00%
Tier 1 capital (to risk-weighted assets)	415,516	22.55	73,693	4.00	110,539	6.00
Tier 1 capital (to average assets)	415,516	16.41	101,263	4.00	126,579	5.00

(17) Fair Value Measurements

The Company adopted ASC 820, “Fair Value Measurements and Disclosures,” on July 1, 2008. Under ASC 820, fair value measurements are not adjusted for transaction costs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820 are described below:

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

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

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

Securities

The Company records securities held to maturity at amortized cost and securities available for sale at fair value on a recurring basis. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. The estimated fair values for securities are obtained from an independent nationally recognized third-party pricing service. Our independent pricing service provides us with prices which are primarily categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Various modeling techniques are used to determine pricing for our securities portfolio, including option pricing and discounted cash flows. Inputs to these models include market spreads, dealer quotes, prepayment speeds, credit information and the instrument’s terms and conditions, among other things. Management compares the pricing to a second independent pricing source for reasonableness. Equity securities are reported as Level 1 based on quoted market prices for identical securities in active markets.

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

Fair value for loans held for investment is estimated using portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential, multifamily, commercial real estate, construction, land and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming/impaired categories. Fair value of performing loans is estimated using a discounted cash flow model that employs a discount rate that reflects the current market pricing for loans with similar characteristics and remaining maturity, adjusted by an amount for estimated credit losses inherent in the portfolio at the balance sheet date. The rates take into account the expected yield curve. The Company classifies the estimated fair value of loans held for investment as Level 3.

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

Borrowings

The estimated fair value of overnight borrowings approximates the estimated fair value. The estimated fair value of term borrowings is calculated based on the discounted cash flow of contractual amounts due, using market rates currently available for borrowings of similar amount and remaining maturity. The Company classifies the estimated fair value of term borrowings as Level 2.

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

Assets Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets measured at fair value on a recurring basis as of June 30, 2012 and 2011 by level within the fair value hierarchy. During 2012, the Company did not make any transfers between Level 1 and Level 2.

	Fair Value as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Government and federal agency obligations	$24,622	$—	$24,622	$—
Equity Securities	1,409	1,409	—	—
Mortgage-backed securities available for sale
FHLMC	16,436	—	16,436	—
FNMA	62,345	—	62,345	—
CMO	395,139	—	395,139	—

Total measured on a recurring basis	$499,951	$1,409	$498,542	$—

	Fair Value as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Government and federal agency obligations	$87,884	$—	$87,884	$—
Corporate bonds	2,021	—	2,021	—
Equity Securities	1,537	1,537	—	—
Mortgage-backed securities available for sale
FHLMC	10,118	—	10,118	—
FNMA	77,026	—	77,026	—
CMO	418,788	—	418,788	—

Total measured on a recurring basis	$597,374	$1,537	$595,837	$—

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets. The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of June 30, 2012 and 2011 by level within the fair value hierarchy.

	Fair Value as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Commercial real estate	$1,851	$—	$—	$1,851
Construction and land loans	5,426	—	—	5,426

Total impaired loans	7,277	—	—	7,277

Real estate owned
Residential	595	—	—	595
Commercial real estate	1,005	—	—	1,005
Construction and land loans	1,140	—	—	1,140

Total real estate owned	2,740	—	—	2,740

Total measured on a non-recurring basis	$10,017	$—	$—	$10,017

	Fair Value as of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Commercial real estate	$1,129	$—	$—	$1,129
Construction and land loans	8,197	—	—	8,197
Other loans	825	—	—	825

Total impaired loans	10,151	—	—	10,151

Real estate owned
Residential	1,926	—	—	1,926
Commercial real estate	1,441	—	—	1,441
Construction and land loans	600	—	—	600

Total real estate owned	3,967	—	—	3,967

Total measured on a non-recurring basis	$14,118	$—	$—	$14,118

Estimated Fair Value of Financial Instruments

The following tables present the carrying amount, estimated fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s balance sheet at June 30, 2012 and 2011. These tables exclude financial

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, and overnight borrowings.

	At June 30, 2012		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	36,130	37,648	—	37,648	—
Loans, net (1)	1,992,817	2,074,056	—	—	2,074,056

Financial liabilities:
Term deposits	569,549	573,371	—	573,371	—
Term borrowings	584,315	626,139	—	626,139	—

(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

	At June 30, 2011		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	37,609	38,522	—	38,522	—
Loans, net (1)	1,672,849	1,709,785	—	—	1,709,785

Financial assets:
Term deposits	675,573	678,835	—	678,835	—
Term borrowings	509,315	529,803	—	529,803	—

(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

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

Balance Sheets

	June 30,
	2012	2011
	(In thousands)
Assets:
Cash	$96	75
Fed Funds	30,478	161,438
Mortgage Loans, net	30,596	31,056
ESOP loan	29,776	30,374
Securities available for sale, at market value	1,409	1,537
Accrued Interest Receivable	1,024	1,065
Investment in Subsidiaries	417,462	419,853
Other assets	18	65

Total Assets	$510,859	645,463

Liabilities and Equity
Total Liabilities	$150	51
Total Equity	510,709	645,412

Total Liabilities and Equity	$510,859	645,463

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Statements of Income

	Year Ended June 30,
	2012	2011	2010
	(In thousands)
Interest on mortgage loans	$1,823	1,965	$1,634
Interest on ESOP loan	1,807	1,866	244
Interest income on fed funds	127	453	39
Impairment charge on securities	(262)	(291)	(202)
Other income	46	62	65
Equity in undistributed earnings of subsidiary	30,007	26,558	7,502

Total income	33,548	30,613	9,282

Other expenses	660	578	429

Income before income tax expense	32,888	30,035	8,853
Income tax expense	1,238	1,528	489

Net income	$31,650	28,507	$8,364

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Statements of Cash Flows

	Year Ended June 30,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$31,650	28,507	8,364
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charge on securities	262	291	202
Dividends/distributions from subsidiaries	41,270	364	9,995
Equity in undistributed earnings of subsidiary	(30,007)	(26,558)	(7,502)
Decrease (Increase) in accrued interest receivable	41	(878)	(50)
(Increase) decrease in other assets	(49)	167	(101)
Increase (decrease) in other liabilities	99	(27)	22

Net cash provided by operating activities	43,266	1,866	10,930

Cash flows from investing activities
Additional investments in subsidiaries	—	—	(201,204)
Loan to ESOP	—	—	(17,134)
Principal collected on ESOP loan	598	1,436	630
Decrease (increase) in mortgage loans, net	460	553	(7,311)

Net cash provided by (used in) investing activities	1,058	1,989	(225,019)

Cash flows from financing activities
Dividends paid to shareholders	(21,849)	(19,724)	(2,830)
Purchase of treasury stock	(134,308)	(9,300)	(1,231)
Stock issued upon exercise of stock options	160	429	—
Purchase of restricted stock	(19,266)	—	—
Capital contribution	—	—	209
Proceeds from stock offering, net	—	—	401,752

Cash (used in) provided by financing activities	(175,263)	(28,595)	397,900

Net change in cash and equivalents	(130,939)	(24,740)	183,811

Cash at beginning of period	161,513	186,253	2,442

Cash at end of period	$30,574	161,513	186,253

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(20) Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the fiscal years ended June 30, 2012 and 2011.

	Fiscal 2012 Quarter Ended
	September 30	December 31	March 31	June 30
	(Dollars in thousands)
Selected Operating Data:
Interest income	$29,746	30,524	30,491	31,229
Interest expense	8,759	8,487	8,193	7,894

Net interest income	20,987	22,037	22,298	23,335

Provision for loan losses	3,500	2,000	1,500	1,500

Net interest income after provision for loan losses	17,487	20,037	20,798	21,835

Other income	1,906	920	1,513	1,062
Other expense	8,189	9,063	8,832	9,367

Income before income tax expense	11,204	11,894	13,479	13,530
Income tax expense	3,869	4,268	5,064	5,256

Net income	$7,335	7,626	8,415	8,274

Baisc Earnings per common share	$0.15	0.18	0.20	0.20
Diluted Earnings per common share	$0.15	0.18	0.20	0.19

	Fiscal 2011 Quarter Ended
	September 30	December 31	March 31	June 30
	(Dollars in thousands)
Selected Operating Data:
Interest income	$28,756	29,337	29,592	29,668
Interest expense	9,453	9,050	9,002	8,825

Net interest income	19,303	20,287	20,590	20,843

Provision for loan losses	2,000	2,500	2,300	2,500

Net interest income after provision for loan losses	17,303	17,787	18,290	18,343

Other income	1,730	1,186	1,075	1,461
Other expense	7,728	7,761	8,282	7,945

Income before income tax expense	11,305	11,212	11,083	11,859
Income tax expense	4,155	4,116	4,078	4,603

Net income	$7,150	7,096	7,005	7,256

Earnings per common share-basic and diluted	$0.14	0.13	0.13	0.14

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(21) Earnings Per Share

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share.

	For the Years Ended June 30,
	2012	2011	2010
	(in thousands, except earnings per share data)
Net income	$31,650	$28,507	$8,364
Undistributed earnings allocated to unvested restricted awards	—	—	(190)

Net income available to common shareholders	$31,650	$28,507	$8,174

Weighted average common shares outstanding—basic	43,882	52,661	53,559
Effect of dilutive non-vested shares and stock options outstanding	536	229	—

Weighted average common shares outstanding—diluted	44,418	52,890	53,559

Earnings per share-basic	$0.72	$0.54	$0.15

Earnings per share-diluted	$0.71	$0.54	$0.15

(22) Recent Accounting Pronouncements

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” Under the new guidance, the components of net income and the components of other comprehensive income can be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-050” which defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. All other requirements in ASU 2011-05 are not affected by this Update. These updates should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. Adoption of this guidance is expected to result in presentation changes to the Company’s statements of income and the addition of a statement of comprehensive income. The adoption of

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Township of Washington, New Jersey

Notes to Consolidated Financial Statements

these amendments is not expected to have a significant impact on the Company’s Consolidated Financial Statements.

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

(a)(2) Financial Statement Schedules

None.

(a)(3) Exhibits

3.1	Certificate of Incorporation of Oritani Financial Corp.*

3.2	Bylaws of Oritani Financial Corp.*

4	Form of Common Stock Certificate of Oritani Financial Corp.*

10.1	Employment Agreement between Oritani Financial Corp. and Kevin J. Lynch**, *****

10.2	Form of Employment Agreement between Oritani Financial Corp. and executive officers**, *****

10.3	Oritani Bank Director Retirement Plan**, *****

10.4	Oritani Bank Benefit Equalization Plan**, *****

10.5	Oritani Bank Executive Supplemental Retirement Income Agreement**, *****

10.6	Form of Employee Stock Ownership Plan**, *****

10.7	Director Deferred Fee Plan**, *****

10.8	Oritani Financial Corp. 2007 Equity Incentive Plan*, *****

10.9	Oritani Financial Corp. 2011 Equity Incentive Plan***, *****

14	Code of Ethics****

21	Subsidiaries of Registrant**

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements ******

*	Incorporated by reference to the Registration Statement on Form S-1 of Oritani Financial Corp. (file no. 333-165226), originally filed with the Securities and Exchange Commission on March 5, 2010.
**	Incorporated by reference to the Registration Statement on Form S-1 of Oritani Financial Corp. (file no. 333-137309), originally filed with the Securities and Exchange Commission on September 14, 2006.
***	Incorporated by reference to the Company’s Proxy Statement for the 2011 Special Meeting of Stockholders filed with the Securities and Exchange Commission on June 27, 2011 (file No. 001-34786).
****	Available on our website www.oritani.com
*****	Management contract, compensatory plan or arrangement.
******	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934. To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORITANI FINANCIAL CORP.

Date: September 12, 2012	By:	/s/ Kevin J. Lynch
Kevin J. Lynch
Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin J. Lynch Kevin J. Lynch	Director, Chief Executive Officer and President (Principal Executive Officer)	September 12, 2012

/s/ John M. Fields, Jr. John M. Fields, Jr.	Executive Vice President and Chief Financial Officer	September 12, 2012

/s/ Michael A. DeBernardi Michael A. DeBernardi	Director, Executive Vice President and Chief Operating Officer	September 12, 2012

/s/ Ann Marie Jetton Ann Marie Jetton	Sr. Vice President and Principal Accounting Officer	September 12, 2012

/s/ Nicholas Antonaccio Nicholas Antonaccio	Director	September 12, 2012

/s/ James J. Doyle, Jr. James J. Doyle, Jr.	Director	September 12, 2012

/s/ Robert S. Hekemian, Jr. Robert S. Hekemian, Jr.	Director	September 12, 2012

/s/ John J. Skelly, Jr. John J. Skelly, Jr.	Director	September 12, 2012