Form 10-K/A
period 2012-06-30
Oritani Financial Corp
filed 2012-10-12
CIK 1483195

SECURITIES AND EXCHANGE COMMISSION

450 Fifth Street, N.W.

Washington, D.C. 20549

FORM 10-K/A

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

Oritani Financial Corp.

Form 10-K/A

Explanatory Note

Oritani Financial Corp. is filing this Amendment to the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission on September 12, 2012 (the “Form 10-K”), solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in eXtensible Business Reporting Language (“XBRL”).

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

No other changes have been made to the Form 10-K. This Amendment to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K.

2

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(3) Exhibits

Exhibit Number	Description of Documents	Method of Filing

3.1	Certificate of Incorporation of Oritani Financial Corp.*	(1)

3.2	Bylaws of Oritani Financial Corp.*	(1)

4	Form of Common Stock Certificate of Oritani Financial Corp.*	(1)

10.1	Employment Agreement between Oritani Financial Corp. and Kevin J. Lynch**, *****	(1)

10.2	Form of Employment Agreement between Oritani Financial Corp. and executive officers**, *****	(1)

10.3	Oritani Bank Director Retirement Plan**, *****	(1)

10.4	Oritani Bank Benefit Equalization Plan**, *****	(1)

10.5	Oritani Bank Executive Supplemental Retirement Income Agreement**, *****	(1)

10.6	Form of Employee Stock Ownership Plan**, *****	(1)

10.7	Director Deferred Fee Plan**, *****	(1)

10.8	Oritani Financial Corp. 2007 Equity Incentive Plan*, *****	(1)

10.9	Oritani Financial Corp. 2011 Equity Incentive Plan***, *****	(1)

14	Code of Ethics****	(1)

21	Subsidiaries of Registrant**	(1)

23	Consent of Independent Registered Public Accounting Firm	(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

101.INS	XBRL Instance Document	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

(1)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-34786), filed September 12, 2012.
*	Incorporated by reference to the Registration Statement on Form S-1 of Oritani Financial Corp. (file no. 333-165226), originally filed with the Securities and Exchange Commission on March 5, 2010.
**	Incorporated by reference to the Registration Statement on Form S-1 of Oritani Financial Corp. (file no. 333-137309), originally filed with the Securities and Exchange Commission on September 14, 2006.
***	Incorporated by reference to the Company’s Proxy Statement for the 2011 Special Meeting of Stockholders filed with the Securities and Exchange Commission on June 27, 2011 (file No. 001-34786).
****	Available on our website www.oritani.com
*****	Management contract, compensatory plan or arrangement.
******	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORITANI FINANCIAL CORP.

Date: October 12, 2012	By:	/s/ Kevin J. Lynch
Kevin J. Lynch
Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin J. Lynch Kevin J. Lynch	Director, Chief Executive Officer and President (Principal Executive Officer)	October 12, 2012

/s/ John M. Fields, Jr. John M. Fields, Jr.	Executive Vice President and Chief Financial Officer	October 12, 2012

/s/ Michael A. DeBernardi Michael A. DeBernardi	Director, Executive Vice President and Chief Operating Officer	October 12, 2012

/s/ Ann Marie Jetton Ann Marie Jetton	Sr. Vice President and Principal Accounting Officer	October 12, 2012

/s/ Nicholas Antonaccio Nicholas Antonaccio	Director	October 12, 2012

/s/ James J. Doyle, Jr. James J. Doyle, Jr.	Director	October 12, 2012

/s/ Robert S. Hekemian, Jr. Robert S. Hekemian, Jr.	Director	October 12, 2012

/s/ John J. Skelly, Jr. John J. Skelly, Jr.	Director	October 12, 2012

EXHIBIT INDEX

Exhibit Number	Description of Documents	Method of Filing

3.1	Certificate of Incorporation of Oritani Financial Corp.*	(1)

3.2	Bylaws of Oritani Financial Corp.*	(1)

4	Form of Common Stock Certificate of Oritani Financial Corp.*	(1)

10.1	Employment Agreement between Oritani Financial Corp. and Kevin J. Lynch**, *****	(1)

10.2	Form of Employment Agreement between Oritani Financial Corp. and executive officers**, *****	(1)

10.3	Oritani Bank Director Retirement Plan**, *****	(1)

10.4	Oritani Bank Benefit Equalization Plan**, *****	(1)

10.5	Oritani Bank Executive Supplemental Retirement Income Agreement**, *****	(1)

10.6	Form of Employee Stock Ownership Plan**, *****	(1)

10.7	Director Deferred Fee Plan**, *****	(1)

10.8	Oritani Financial Corp. 2007 Equity Incentive Plan*, *****	(1)

10.9	Oritani Financial Corp. 2011 Equity Incentive Plan***, *****	(1)

14	Code of Ethics****	(1)

21	Subsidiaries of Registrant**	(1)

23	Consent of Independent Registered Public Accounting Firm	(1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

101.INS	XBRL Instance Document	Furnished herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Furnished herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Furnished herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Furnished herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Furnished herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Furnished herewith

(1)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (File No. 001-34786), filed September 12, 2012.
*	Incorporated by reference to the Registration Statement on Form S-1 of Oritani Financial Corp. (file no. 333-165226), originally filed with the Securities and Exchange Commission on March 5, 2010.
**	Incorporated by reference to the Registration Statement on Form S-1 of Oritani Financial Corp. (file no. 333-137309), originally filed with the Securities and Exchange Commission on September 14, 2006.
***	Incorporated by reference to the Company’s Proxy Statement for the 2011 Special Meeting of Stockholders filed with the Securities and Exchange Commission on June 27, 2011 (file No. 001-34786).
****	Available on our website www.oritani.com
*****	Management contract, compensatory plan or arrangement.
******	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.