Form 10-Q
period 2012-09-30
Oritani Financial Corp
filed 2012-11-08
CIK 1483195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒.

As of November 8, 2012, there were 56,245,065 shares of the Registrant’s common stock, par value $0.01 per share, issued and 45,261,031 shares outstanding.

Oritani Financial Corp.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Balance Sheets

(in thousands, except share data)

	September 30, 2012	June 30, 2012
	(unaudited)	(audited)
Assets
Cash on hand and in banks	$3,613	$4,016
Federal funds sold and short term investments	5,952	7,423

Cash and cash equivalents	9,565	11,439

Loans, net	2,116,373	1,992,817
Securities available for sale, at market value	441,126	499,951
Securities held to maturity, market value of $37,257 and $37,648	35,242	36,130
Bank Owned Life Insurance (at cash surrender value)	46,688	46,283
Federal Home Loan Bank of New York stock (“FHLB”), at cost	42,333	38,222
Accrued interest receivable	11,235	10,630
Investments in real estate joint ventures, net	5,813	5,441
Real estate held for investment	1,130	1,123
Real estate owned	2,837	2,740
Office properties and equipment, net	15,298	15,442
Deferred tax assets, net	27,612	25,570
Other assets	15,775	15,194

Total Assets	$2,771,027	$2,700,982

Liabilities
Deposits	$1,360,965	$1,389,706
Borrowings	837,203	745,865
Advance payments by borrowers for taxes and insurance	14,966	15,217
Other liabilities	42,060	39,485

Total liabilities	2,255,194	2,190,273

Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 45,207,715 shares outstanding at September 30, 2012 and 45,198,765 shares outstanding at June 30, 2012	562	562
Additional paid-in capital	494,027	495,704
Unallocated common stock held by the employee stock ownership plan	(27,275)	(27,582)
Restricted Stock Awards	(15,315)	(19,146)
Treasury stock, at cost; 11,037,350 shares at September 30, 2012 and 11,046,300 shares at June 30, 2012	(143,537)	(143,469)
Retained income	203,328	200,718
Accumulated other comprehensive income, net of tax	4,043	3,922

Total stockholders’ equity	515,833	510,709

Total Liabilities and Stockholders’ Equity	$2,771,027	$2,700,982

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Statements of Income

(in thousands, except per share data)

	Three months ended September 30,
	2012	2011
	unaudited
Interest income:
Interest on mortgage loans	$29,082	$25,929
Interest on securities available for sale	2,098	3,240
Interest on securities held to maturity	234	249
Dividends on FHLB stock	407	299
Interest on federal funds sold and short term investments	1	29

Total interest income	31,822	29,746

Interest expense:
Deposits	2,334	3,683
Borrowings	5,298	5,076

Total interest expense	7,632	8,759

Net interest income before provision for loan losses	24,190	20,987

Provision for loan losses	1,500	3,500

Net interest income after provision for loan losses	22,690	17,487

Other income:
Service charges	244	327
Real estate operations, net	370	350
Income from investments in real estate joint ventures	139	201
Bank-owned life insurance	405	404
Net gain on sale of assets	8	569
Other income	59	55

Total other income	1,225	1,906

Other expenses:
Compensation, payroll taxes and fringe benefits	6,908	5,588
Advertising	90	152
Office occupancy and equipment expense	682	606
Data processing service fees	407	315
Federal insurance premiums	270	287
Real estate operations	52	364
Other expenses	824	877

Total operating expenses	9,233	8,189

Income before income tax expense	14,682	11,204
Income tax expense	5,471	3,869

Net income	$9,211	$7,335

Income per basic and diluted common share	$0.22	$0.15

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended September 30, 2012			Three months ended September 30, 2011
	Gross	Tax	Net	Gross	Tax	Net
Net income	$14,682	5,471	9,211	$11,204	3,869	7,335
Other comprehensive income:
Unrealized holding gain on securities available for sale	103	48	55	5,100	2,098	3,002
Amortization related to post-retirement obligations	110	44	66	75	30	45

Total other comprehensive income	213	92	121	5,175	2,128	3,047

Total comprehensive income	$14,895	5,563	9,332	$16,379	5,997	10,382

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Statements of Stockholders’ Equity

Three Months ended September 30, 2012 and 2011 (unaudited)

(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Un- allocated common stock held by ESOP	Retained income	Accumu- lated other compre- hensive income, net of tax	Total stock- holders’ equity
Balance at June 30, 2011	55,513,265	$562	$489,593	$—	$(9,300)	$(28,808)	$190,955	$2,410	$645,412
Net income	—	—	—	—	—	—	7,335	—	7,335
Other comprehensive income, net of tax	—	—	—	—	—	—	—	3,047	3,047
Cash dividend declared	—	—	—	—	—	—	(4,993)	—	(4,993)
Purchase of treasury stock	(8,172,083)	—	—	—	(106,253)	—	—	—	(106,253)
Purchase of restricted stock awards	(1,598,100)	—	—	(19,266)	—	—	—	—	(19,266)
Issuance of restricted stock awards	1,598,100	—	—	—	—	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	826	—	—	—	—	—	826
ESOP shares allocated or committed to be released	—	—	164	—	—	306	—	—	470

Balance at September 30, 2011	47,341,182	$562	$490,583	$(19,266)	$(115,553)	$(28,502)	$193,297	$5,457	$526,578

Balance at June 30, 2012	45,198,765	$562	$495,704	$(19,146)	$(143,469)	$(27,582)	$200,718	$3,922	$510,709
Net income	—	—	—	—	—	—	9,211	—	9,211
Other comprehensive income, net of tax	—	—	—	—	—	—	—	121	121
Cash dividend declared	—	—	—	—	—	—	(6,279)	—	(6,279)
Purchase of treasury stock	(103,095)	—	—	—	(1,524)	—	—	—	(1,524)
Compensation cost for stock options and restricted stock	—	—	1,522	—	—	—	—	—	1,522
ESOP shares allocated or committed to be released	—	—	230	—	—	307	—	—	537
Exercise of stock options	112,045	—	—	—	1,456	—	(287)	—	1,169
Vesting of restricted stock awards	—	—	(3,796)	3,831	—	—	(35)	—	—
Tax benefit from stock-based compensation	—	—	367	—	—	—	—	—	367

Balance at September 30, 2012	45,207,715	$562	$494,027	$(15,315)	$(143,537)	$(27,275)	$203,328	$4,043	$515,833

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended September 30,
	2012	2011
	(in thousands)
Cash flows from operating activities:
Net income	$9,211	$7,335
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	2,058	1,296
Depreciation of premises and equipment	248	216
Net amortization and accretion of premiums and discounts on securities	610	483
Provision for losses on loans	1,500	3,500
Amortization and accretion of deferred loan fees, net	(741)	(320)
Increase in deferred taxes	(2,042)	(536)
Gain on sale of real estate owned	(8)	(5)
Writedown of real estate owned	—	230
Proceeds from sale of real estate owned	461	265
Gain on sale of other assets	—	(564)
Increase in cash surrender value of bank owned life insurance	(405)	(404)
Increase in accrued interest receivable	(605)	(425)
(Increase) decrease in other assets	(563)	5,871
Increase in other liabilities	2,634	1,055

Net cash provided by operating activities	12,358	17,997

Cash flows from investing activities:
Net increase in loans receivable	(124,865)	(62,790)
Purchase of mortgage loans	—	(2,000)
Purchase of securities available for sale	—	(146,739)
Proceeds from payments, calls and maturities of securities available for sale	58,333	49,794
Proceeds from payments, calls and maturities of securities held to maturity	873	1,647
Purchase of Federal Home Loan Bank of New York stock	(4,111)	(6,624)
Net (increase) decrease in real estate held for investment	(42)	4
Net (increase) decrease in real estate joint ventures	(396)	64
Purchase of fixed assets	(103)	(432)
Proceeds from sale of other assets	—	2,748

Net cash used in investing activities	(70,311)	(164,328)

Cash flows from financing activities:
Net (decrease) increase in deposits	(28,741)	5,337
Purchase of treasury stock	(1,524)	(106,253)
Purchase of restricted stock awards	—	(19,266)
Dividends paid to shareholders	(6,279)	(4,993)
Exercise of stock options	1,169	—
Decrease in advance payments by borrowers for taxes and insurance	(251)	(441)
Proceeds from borrowed funds	252,888	181,000
Repayment of borrowed funds	(161,550)	(33,800)
Tax benefit from stock based compensation	367	—

Net cash provided by financing activities	56,079	21,584

Net decrease in cash and cash equivalents	(1,874)	(124,747)
Cash and cash equivalents at beginning of period	11,439	133,243

Cash and cash equivalents at end of period	$9,565	$8,496

Supplemental cash flow information:
Cash paid during the period for:
Interest	$7,808	$8,805
Income taxes	$8,450	$6,120
Noncash transfer
Loans receivable transferred to real estate owned	$550	$918

See accompanying notes to unaudited consolidated financial statements .

Notes to unaudited Consolidated Financial Statements

1. Basis of Presentation

The consolidated financial statements are composed of the accounts of Oritani Financial Corp., its wholly owned subsidiaries, Oritani Bank (“the Bank”); Hampshire Financial, LLC, and Oritani, LLC, and the wholly owned subsidiaries of Oritani Bank; Oritani Finance Company, Ormon LLC (“Ormon”), and Oritani Investment Corp., as well as its wholly owned subsidiary, Oritani Asset Corporation (a real estate investment trust), collectively, the Company. Intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three month period ended September 30, 2012 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2013.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to consolidated financial statements included in the Company’s June 30, 2012 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 12, 2012.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at June 30, 2012 and September 30, 2012 and in the Consolidated Statements of Income for the three months ended September 30, 2012 and 2011. Actual results could differ significantly from those estimates.

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

	For the Three Months ended September 30,
	2012	2011
	(In thousands, except earnings per share data)
Net income	$9,211	$7,335

Weighted average common shares outstanding - basic	41,909	48,916
Effect of dilutive non-vested shares and stock options outstanding	752	222

Weighted average common shares outstanding - diluted	42,661	49,138

Earnings per share-basic	$0.22	$0.15

Earnings per share-diluted	$0.22	$0.15

3. Stock Repurchase Program

On June 27, 2011, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company repurchased 5,624,506 shares, representing approximately 10% of its then outstanding shares. A second stock repurchase plan, for 10% of the outstanding shares, or 5,062,056 shares, was announced on September 14, 2011 and a third repurchase plan for 5% of the outstanding shares, or 2,278,776 shares, was announced on November 14, 2011. At September 30, 2012, a total of 11,159,700 shares were acquired under these repurchase programs at a weighted average cost of $13.00 per share. The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company conducts such repurchases in accordance with a Rule 10b5-1 trading plan. At September 30, 2012, there are 1,801,381 shares yet to be purchased under the current plan.

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

Stock options are granted at an exercise price equal to the market price of our common stock on the grant date, based on quoted market prices. Stock options generally vest over a five-year service period and expire ten years from issuance. Options vest immediately upon a change in control and expire 90 days after termination of service, excluding disability or retirement. The Company recognizes compensation expense for all option grants over the awards’ respective requisite service periods. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Since there is limited historical information on the volatility of the Company’s stock, management considered the average volatilities of similar entities for an appropriate period in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method. The Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option. The Company classified share-based compensation for employees and outside directors within “compensation, payroll taxes and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid. There were no options issued during the three months ended September 30, 2012. The fair value of the options issued during the three months ended September 30, 2011 was estimated using the Black-Scholes options-pricing model with the following assumptions:

Three months ended September 30, 2011
Option shares granted	3,900,250
Expected dividend yield	4.42%
Expected volatility	37.10%
Risk-free interest rate	1.30%
Expected option life	6.5

The following is a summary of the Company’s stock option activity and related information for its options plan as of September 30, 2012 and changes therein during the three months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2012	6,619,245	$2.54	$11.32	7.8
Granted	—	—	—	—
Exercised	(112,045)	2.29	10.43	5.9
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at September 30, 2012	6,507,200	$2.54	$11.34	7.6

Exercisable at September 30, 2012	3,371,407

The Company recorded $575,000 and $290,000 of share based compensation expense related to the options granted for the three months ended September 30, 2012 and 2011, respectively. Expected future expense related to the non-vested options outstanding at September 30, 2012 is $8.1 million over a weighted average period of 3.8 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

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

The following is a summary of the status of the Company’s restricted stock shares as of September 30, 2012 and changes therein during the three months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2012	1,588,100	$11.95
Granted	—	—
Vested	(317,620)	11.95
Forfeited	—	—

Non-vested at September 30, 2012	1,270,480	$11.95

The Company recorded $948,000 and $536,000 of share based compensation expense related to the restricted stock shares granted for the three months ended September 30, 2012 and 2011, respectively. Expected future expense related to the non-vested restricted shares at September 30, 2012 is $14.7 million over a weighted average period of 3.9 years.

5. Postretirement Benefits

The Company provides several post-retirement benefit plans to directors and to certain active and retired employees. The Company has a nonqualified Directors’ Retirement Plan (the Retirement Plan), a nonqualified Benefit Equalization Plan (BEP Plan) which provides benefits to employees who are disallowed certain benefits under the Company’s qualified benefit plans and a Post Retirement Medical Plan (the Medical Plan) for directors and certain eligible employees. Net periodic benefit costs for the three months ended September 30, 2012 and 2011 are presented in the following tables.

	Retirement Plan		BEP Plan		Medical Plan
	Three months ended September 30,		Three months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011	2012	2011
				(In thousands)
Service cost	$38	$63	$—	$—	$34	$20
Interest cost	49	57	8	21	50	47
Amortization of unrecognized:
Prior service cost	15	15	—	—	—	—
Net loss	37	24	7	6	54	14

Total	$139	$159	$15	$27	$138	81

6. Loans

Net Loans are summarized as follows:

	September 30, 2012	June 30, 2012
	(In thousands)
Residential	$136,415	$139,072
Multifamily	789,154	679,783
Commercial real estate	1,139,087	1,116,335
Second mortgage and equity loans	28,094	30,052
Construction and land loans	48,083	48,887
Other loans	16,114	17,622

Total loans	2,156,947	2,031,751
Less:
Deferred loan fees, net	(8,070)	(7,747)
Allowance for loan losses	(32,504)	(31,187)

Net loans	$2,116,373	$1,992,817

The Company’s allowance for loan losses is analyzed quarterly and many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other environmental factors. See discussion of delinquent loans in “Comparison of Financial Condition at September 30, 2012 and June 30, 2012.” There have been no material changes to the allowance for loan loss methodology disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 12, 2012.

The activity in the allowance for loan losses for the three months ended September 30, 2012 and 2011 is summarized as follows:

	Three months ended September 30,
	(In thousands)
	2012	2011
Balance at beginning of period	$31,187	$26,514
Provisions for loan losses	1,500	3,500
Recoveries of loans previously charged off	1	—
Loans charged off	(184)	(2,474)

Balance at end of period	$32,504	$27,540

The following table provides the three month activity in the allowance for loan losses allocated by loan category at September 30, 2012 and 2011. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	For the three months ended September 30, 2012
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
				(In thousands)
Allowance for credit losses:
Beginning balance	$2,343	$3,113	$20,087	$475	$2,498	$348	$2,323	$31,187
Charge-offs	—	—	(184)	—	—	—	—	(184)
Recoveries	—	—	—	—	1	—	—	1
Provisions	48	528	463	(19)	591	(11)	(100)	1,500

Ending balance	$2,391	$3,641	$20,366	$456	$3,090	$337	$2,223	$32,504

	For the three months ended September 30, 2011
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
				(In thousands)
Allowance for credit losses:
Beginning balance	$1,274	$2,703	$15,597	$369	$3,455	$1,625	$1,491	$26,514
Charge-offs	—	(194)	(41)	—	(739)	(1,500)	—	(2,474)
Recoveries	—	—	—	—	—	—	—	—
Provisions	433	(145)	977	100	1,952	569	(386)	3,500

Ending balance	$1,707	$2,364	$16,533	$469	$4,668	$694	$1,105	$27,540

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at September 30, 2012 and June 30, 2012.

	At September 30, 2012
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
				(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$263	$—	$549	$—	$1,710	$—	$—	$2,522
Collectively evaluated for impairment	2,128	3,641	19,817	456	1,380	337	2,223	29,982

Total	$2,391	$3,641	$20,366	$456	$3,090	$337	$2,223	$32,504

Loans receivables:
Individually evaluated for impairment	$2,201	$—	$2,385	$4,686	$9,703	$—		$18,975
Collectively evaluated for impairment	134,214	789,154	1,136,702	23,408	38,380	16,114		2,137,972

Total	$136,415	$789,154	$1,139,087	$28,094	$48,083	$16,114		$2,156,947

	At June 30, 2012
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
				(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$549	$—	$1,210	$—	$—	$1,759
Collectively evaluated for impairment	2,343	3,113	19,538	475	1,288	348	2,323	29,428

Total	$2,343	$3,113	$20,087	$475	$2,498	$348	$2,323	$31,187

Loans receivables:
Individually evaluated for impairment	$379	$—	$7,112	$—	$9,824	$—		$17,315
Collectively evaluated for impairment	138,693	679,783	1,109,223	30,052	39,063	17,622		2,014,436

Total	$139,072	$679,783	$1,116,335	$30,052	$48,887	$17,622		$2,031,751

The Company continuously monitors the credit quality of its loan receivables. In addition to internal staff, the Company utilizes the services of a third party loan review firm to rate the credit quality of its loan receivables. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified as “Satisfactory” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Pass/Watch” have generally acceptable asset quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such characteristics include strained liquidity, slow pay, stale financial statements or other circumstances requiring greater attention from bank staff. We classify an asset as “Special Mention” if the asset has a potential weakness that warrants management’s close attention. Such weaknesses, if left uncorrected may result in the deterioration of the repayment prospects of the asset. An asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Included in the Substandard caption are all loans that were past due 90 days (or more) and all impaired loans. The following table provides information about the loan credit quality at September 30, 2012 and June 30, 2012:

	Credit Quality Indicator at September 30, 2012
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
			(In thousands)
Residential	$123,919	$6,266	$234 $	5,996	$—	$136,415
Multifamily	757,244	19,218	3,371	9,321	—	789,154
Commercial real estate	997,707	76,982	41,540	22,858	—	1,139,087
Second mortgage and equity loans	27,507	150	97	340	—	28,094
Construction and land loans	15,947	19,162	—	12,974	—	48,083
Other loans	16,018	—	—	96	—	16,114

Total	$1,938,342	$121,778	$45,242	$51,585	$—	$2,156,947

	Credit Quality Indicator at June 30 ,2012
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$125,208	$6,923	$1,722	$5,219	$—	$139,072
Multifamily	649,083	21,465	3,231	6,004	—	679,783
Commercial real estate	973,235	84,009	35,298	23,793	—	1,116,335
Second mortgage and equity loans	29,651	127	7	267	—	30,052
Construction and land loans	15,771	19,667	2,750	10,699	—	48,887
Other loans	17,505	—	—	117	—	17,622

Total	$1,810,453	$132,191	$43,008	$46,099	$—	$2,031,751

The following table provides information about loans past due at September 30, 2012 and June 30, 2012:

	At September 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Nonaccrual
	(In thousands)
Residential	$1,602	$612	$5,018	$7,232	$121,951	$136,415	$5,219
Multifamily	3,978	2,463	372	6,813	775,528	789,154	372
Commercial real estate	10,016	3,409	8,056	21,481	1,096,125	1,139,087	8,056
Second mortgage and equity loans	150	97	340	587	26,920	28,094	340
Construction and land loans	—	782	10,247	11,029	26,025	48,083	12,192
Other loans	—	—	40	40	16,034	16,114	96

Total	$15,746	$7,363	$24,073	$47,182	$2,062,583	$2,156,947	$26,275

	At June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Nonaccrual
	(In thousands)
Residential	$1,924	$1,722	$4,539	$8,185	$130,887	$139,072	$4,573
Multifamily	5,374	1,125	616	7,115	672,668	679,783	616
Commercial real estate	6,358	2,520	6,124	15,002	1,101,333	1,116,335	6,124
Second mortgage and equity loan	127	7	267	401	29,651	30,052	274
Construction and land loans	—	3,188	4,895	8,083	40,804	48,887	6,637
Other loans	—	—	118	118	17,504	17,622	118

Total	$13,783	$8,562	$16,559	$38,904	$1,992,847	$2,031,751	$18,342

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. At September 30, 2012 impaired loans were primarily collateral-dependent and totaled $19.0 million, of which $9.4 million with a specific allowance for credit losses of $2.5 million and $9.6 million of impaired loans had no related allowance for credit losses. At June 30, 2012 impaired loans were primarily collateral dependent and totaled $17.3 million, of which $7.3 million of impaired loans had a related allowance for credit losses of $1.8 million and $10.0 million of impaired loans had no related allowance for credit losses.

The following table provides information about the Company’s impaired loans at September 30, 2012 and June 30, 2012:

	Impaired Financing Receivables
	At September 30, 2012			Three months ended September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded;
Commercial real estate	$4,686	$4,686	$—	$4,700	$63
Construction and land loans	4,916	4,916	—	4,921	—

	9,602	9,602	—	9,621	63
With an allowance recorded:
Residential	$1,938	$2,201	$263	$2,128	$6
Commercial real estate	1,836	2,385	549	1,840	—
Construction and land loans	3,077	4,787	1,710	3,514	—

	6,851	9,373	2,522	7,482	6
Total:
Residential	$1,938	$2,201	$263	$2,128	$6
Commercial real estate	6,522	7,071	549	6,540	63
Construction and land loans	7,993	9,703	1,710	8,435	—

	$16,453	$18,975	$2,522	$17,103	$69

	Impaired Financing Receivables
	At June 30, 2012			Year ended June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded;
Residential	$379	$379	$—	$389	$20
Commercial real estate	4,712	4,712	—	4,808	318
Construction and land loans	4,930	4,930	—	5,017	188

	10,021	10,021	—	10,214	526

With an allowance recorded:
Commercial real estate	$1,851	$2,400	$549	$2,523	$45
Construction and land loans	3,684	4,894	1,210	3,979	—

	5,535	7,294	1,759	6,502	45

Total:
Residential	$379	$379	$—	$389	$20
Commercial real estate	6,563	7,112	549	7,331	363
Construction and land loans	8,614	9,824	1,210	8,996	188

	$15,556	$17,315	$1,759	$16,716	$571

Troubled debt restructured loans (“TDRs”) are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. The Company has selectively modified certain borrower’s loans to enable the borrower to emerge from delinquency and keep their loans current. The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period. Management classifies all TDRs as impaired loans. Included in impaired loans at September 30, 2012 are $11.8 million of loans which are deemed troubled debt restructurings. At June 30, 2012, TDRs totaled $ 11.7 million.

The following table presents additional information regarding the Company’s TDRs as of September 30, 2012 and June 30, 2012:

	Troubled Debt Restructurings at September 30, 2012
	Performing	Nonperforming	Total
	(in thousands)
Residential	$378	$202	$580
Commercial real estate	4,686	—	4,686
Construction and land loans	—	6,515	6,515

Total	$5,064	$6,717	$11,781

Allowance	$38	$1,730	$1,768

	Troubled Debt Restructurings at June 30, 2012
	Performing	Nonperforming	Total
	(in thousands)
Residential	$379	$—	$379
Commercial real estate	4,712	—	4,712
Construction and land loans	—	6,636	6,636

Total	$5,091	$6,636	$11,727

Allowance	$—	$1,210	$1,210

The following tables summarize loans that were modified in a troubled debt restructuring during the three months ended September 30, 2012.

	Three months ended September 30, 2012
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings Residential	1	$187	$202

Total	1	$187	$202

One relationship in the table above was granted a reduced rate and extended maturity.

There have not been any loans that were restructured during the last twelve months that have subsequently defaulted during the current quarter ended September 30, 2012.

7. Investment Securities

Securities Held to Maturity

The following is a comparative summary of securities held to maturity at September 30, 2012 and June 30, 2012:

	September 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
		(In thousands)
Mortgage-backed securities:
FHLMC	$5,246	$405	$—	$5,651
FNMA	24,655	1,388	—	26,043
GNMA	3,148	163	—	3,311
CMO	2,193	59	—	2,252

	$35,242	$2,015	$—	$37,257

	June 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
		(In thousands)
Mortgage-backed securities:
FHLMC	$5,438	$308	$—	$5,746
FNMA	24,955	988	—	25,943
GNMA	3,200	150	—	3,350
CMO	2,537	72	—	2,609

	$36,130	$1,518	$—	$37,648

The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any securities held to maturity during the three months ended September 30, 2012 and 2011. Securities with fair values of $23.5 million and $24.0 million at September 30, 2012 and June 30, 2012, respectively, were pledged as collateral for advances. The Company did not record other than temporary impairment charges on securities held to maturity during the three months ended September 30, 2012 and 2011.

There were no gross unrealized losses on securities held to maturity at September 30, 2012 and June 30, 2012.

Securities Available for Sale

The following is a comparative summary of securities available for sale at September 30, 2012 and June 30, 2012:

	September 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
		(In thousands)
U.S. Government and federal agency obligations Due in one to five years	$9,985	$385	$—	$10,370
Equity securities	1,210	373	—	1,583
Mortgage-backed securities:
FHLMC	13,320	441	—	13,761
FNMA	54,840	3,600	—	58,440
CMO	351,876	5,297	201	356,972

	$431,231	$10,096	$201	$441,126

	June 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
		(In thousands)
U.S. Government and federal agency obligations Due in one to five years	$24,283	$339	$—	$24,622
Equity securities	1,210	240	41	1,409
Mortgage-backed securities:
FHLMC	15,822	614	—	16,436
FNMA	59,232	3,113	—	62,345
CMO	389,613	5,825	299	395,139

	$490,160	$10,131	$340	$499,951

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any securities available for sale during the three months ended September 30, 2012 and 2011. There were no impairment charges on available for sale securities for the three months ended September 30, 2012 and 2011. The Equity securities caption relates to holdings of shares in financial institutions common stock. Available for sale securities with fair values of $324.7 million and $357.6 million at September 30, 2012 and June 30, 2012, respectively, were pledged as collateral for advances.

Gross unrealized losses on securities available for sale and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2012 and June 30, 2012 were as follows:

	September 30, 2012
	Less than 12 months		Greater than 12 months		Total
	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses
			(In thousands)
Mortgage-backed securities:
CMO	$—	—	17,883	201	17,883	201

	$—	—	17,883	201	17,883	201

	June 30, 2012
	Less than 12 months		Greater than 12 months		Total
	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses
			(In thousands)
Equity securities	505	41	—	—	505	41
Mortgage-backed securities:
CMO	19,856	299	—	—	19,856	299

	$20,361	340	—	—	20,361	340

Management evaluated the securities in the above tables and concluded that none of the securities with losses has impairments that are other-than-temporary.

8. Deposits

Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. The Bank accepts brokered deposits on a limited basis, when deemed cost effective. At September 30, 2012 and June 30, 2012, we had brokered time deposits totaling $22.9 million with weighted average interest rates of 2.46% and weighted average maturity of 3.6 years and 3.8 years, respectively. Deposit balances are summarized as follows:

	September 30, 2012	June 30, 2012
	Amount	Amount
	(Dollars in thousands)
Checking accounts	$207,299	$215,566
Money market deposit accounts	451,498	444,476
Savings accounts	159,573	160,115
Time deposits	542,595	569,549

	$1,360,965	$1,389,706

9. Income Taxes

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

The Company files income tax returns in the United States federal jurisdiction and in New Jersey, Pennsylvania and New York state jurisdictions. The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2008. Currently, the Company is not under examination by any taxing authority.

10. Real Estate Joint Ventures, net and Real Estate Held for Investment

The Company accounts for investments in joint ventures under the equity method. The balance reflects the cost basis of investments, plus the Company’s share of income earned on the joint venture operations, less cash distributions, including excess cash distributions, and the Company’s share of losses on joint venture operations. Cash received in excess of the Company’s recorded investment in a joint venture is recorded as unearned revenue in other liabilities. The net book value of real estate joint ventures was $5.1 million and $4.8 million at September 30, 2012 and June 30, 2012 respectively.

Real estate held for investment includes the Company’s undivided interest in real estate properties accounted for under the equity method and properties held for investment purposes. Cash received in excess of the Company’s recorded investment for an undivided interest in real estate property is recorded as unearned revenue in other liabilities. The operations of the properties held for investment purposes are reflected in the financial results of the Company and included in the Other Income caption in the Income Statement. Properties held for investment purposes are carried at cost less accumulated depreciation. The net book value of real estate held for investment was $(9,000) and $(50,000) at September 30, 2012 and June 30, 2012, respectively.

11. Fair Value Measurements

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

Loans

The Company does not record loans at fair value on a recurring basis. However, periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements. The Estimated fair value for significant nonperforming loans and impaired loans are valued utilizing independent appraisals of the collateral securing such loans that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience. The appraisals are adjusted downward by management, as necessary, for changes in relevant valuation factors subsequent to the appraisal date and the timing of anticipated cash flows. The Company classifies impaired loans as Level 3.

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

Deposit Liabilities

The estimated fair value of deposits with no stated maturity, such checking, savings, and money market accounts, is equal to the amount payable on demand at the balance sheet date. The estimated fair value of term deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The Company classifies the estimated fair value of term deposits as Level 2.

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

Assets Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets measured at fair value on a recurring basis as of September 30, 2012 and June 30, 2012 by level within the fair value hierarchy. There were no transfers between levels within the fair value hierarchy during the three months ended September 30, 2012.

	Fair Value as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Government and federal agency obligations	$10,370	$—	$10,370	$—
Equity Securities	1,583	1,583	—	—
Mortgage-backed securities available for sale
FHLMC	13,761	—	13,761	—
FNMA	58,440	—	58,440	—
CMO	356,972	—	356,972	—

Total measured on a recurring basis	$441,126	$1,583	$439,543	$—

	Fair Value as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Government and federal agency obligations	$24,622	$—	$24,622	$—
Equity Securities	1,409	1,409	—	—
Mortgage-backed securities available for sale
FHLMC	16,436	—	16,436	—
FNMA	62,345	—	62,345	—
CMO	395,139	—	395,139	—

Total measured on a recurring basis	$499,951	$1,409	$498,542	$—

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets. The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of September 30, 2012 and June 30, 2012 by level within the fair value hierarchy.

	Fair Value as of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$1,938	$—	$—	$1,938
Commercial real estate	1,836	—	—	1,836
Construction and land loans	4,805	—	—	4,805

Total impaired loans	8,579	—	—	8,579

Real estate owned
Residential	595	—	—	595
Commercial real estate	1,102	—	—	1,102
Construction and land loans	1,140	—	—	1,140

Total real estate owned	2,837	—	—	2,837

Total measured on a non-recurring basis	$11,416	$—	$—	$11,416

	Fair Value as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Commercial real estate	$1,851	$—	$—	$1,851
Construction and land loans	5,426	—	—	5,426

Total impaired loans	7,277	—	—	7,277

Real estate owned
Residential	595	—	—	595
Commercial real estate	1,005	—	—	1,005
Construction and land loans	1,140	—	—	1,140

Total real estate owned	2,740	—	—	2,740

Total measured on a non-recurring basis	$10,017	$—	$—	$10,017

Estimated Fair Value of Financial Instruments

The following tables present the carrying amount, estimated fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s balance sheet at September 30, 2012 and June 30, 2012. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, and overnight borrowings.

			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	At September 30, 2012
	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Securities held to maturity	$35,242	$37,257	$—	$37,257	$—
Loans, net (1)	2,116,623	2,236,474	—	—	2,236,474

Financial liabilities:
Term deposits	542,595	545,044	—	545,044	—
Term borrowings	608,578	657,759	—	657,759	—

(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

			Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	At June 30, 2012
	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Securities held to maturity	36,130	37,648	—	37,648	—
Loans, net (1)	1,992,817	2,074,056	—	—	2,074,056

Financial assets:
Term deposits	569,549	573,371	—	573,371	—
Term borrowings	584,315	626,139	—	626,139	—

(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

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

Fair value estimates are based on existing on-and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include the mortgage banking operation, deferred tax assets, and premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

12. Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” Under the new guidance, the components of net income and the components of other comprehensive income can be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance eliminates the option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity but does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-050” which defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other comprehensive income into net income. All other requirements in ASU 2011-05 are not affected by this update. These updates should be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. Adoption of this guidance is expected to result in presentation changes to the Company’s statements of income and the addition of a statement of comprehensive income. We adopted the applicable requirements on July 1, 2012 and have provided the related disclosures as required with no significant impact on the Company’s financial statements.

13. Subsequent Events

Recent Storm-Related Events May Have A Negative Impact on Future Earnings

We are in the process of assessing the impact of the recent storm that occurred in late October. The storm resulted in considerable damage throughout our market area, and may have adversely affected the collateral of some of our borrowers and, to a lesser extent, their ability to repay their obligations to the Bank. These impacts could adversely affect future earnings.

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

Overview

Oritani Financial Corp. (“the Company”) is a Delaware corporation that was incorporated in March 2010. The Company is the stock holding company of Oritani Bank. The Company owns 100% of the outstanding shares of common stock of the Bank. The Company has engaged primarily in the business of holding the common stock of the Bank and two limited liability companies that own a variety of real estate investments. In addition, the Company has engaged in limited lending to the real estate investment properties in which (either directly or through one of its subsidiaries) it maintains an ownership interest. The Bank’s principal business consists of attracting retail and commercial bank deposits from the general public and investing those deposits, together with funds generated from operations, in multi-family and commercial real estate loans, one- to four-family residential mortgage loans as well as in second mortgage and equity loans, construction loans, business loans, other consumer loans, and investment securities. The Bank originates loans primarily for investment and holds such loans in its portfolio. Occasionally, the Bank will also enter into loan participations. The Bank’s primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities. The Bank’s revenues are derived principally from interest on loans and securities as well as our investments in real estate and real estate joint ventures. The Bank also generates revenue from fees and service charges and other income. The Bank’s results of operations depend significantly on its net interest income; which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. The Bank’s net interest income is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, the timing of the placement of interest-earning assets and interest-bearing liabilities, and the prepayment rate on its mortgage-related assets. Provisions for loan losses and asset impairment charges can also have a significant impact on results of operations. Other factors that may affect the Bank’s results of operations are general and local economic and competitive conditions, government policies and actions of regulatory authorities.

The Bank’s business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to its individual and business customers. The Bank’s primary focus has been, and will continue to be, growth in multi-family and commercial real estate lending.

Comparison of Financial Condition at September 30, 2012 and June 30, 2012

Total Assets. Total assets increased $70.0 million, or 2.6%, to $2.77 billion at September 30, 2012, from $2.70 billion at June 30, 2012. The primary investing activity was in loans funded by increases in overnight borrowings and cash flows from the investment portfolio.

Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) decreased $1.9 million to $9.6 million at September 30, 2012, from $11.4 million at June 30, 2012.

Net Loans. Loans, net increased $123.6 million to $2.12 billion at September 30, 2012, from $1.99 billion at June 30, 2012. The Company continues its emphasis on loan originations, particularly multifamily and commercial real estate loans. Loan originations totaled $218.0 million for the three months ended September 30, 2012.

Delinquency and non performing asset information is provided below:

	9/30/2012	6/30/2012	3/31/2012	12/31/2011	9/30/2011
	(in thousands)
Delinquency Totals
30 - 59 days past due	$15,544	$13,783	$11,325	$12,823	$15,802
60 - 89 days past due	7,363	8,555	7,900	7,939	5,694
Nonaccrual	26,275	18,342	18,715	18,244	16,954

Total	$49,182	$40,680	$37,940	$39,006	$38,450

Non Performing Asset Totals
Nonaccrual loans, per above	$26,275	$18,342	$18,715	$18,244	$16,954
Real Estate Owned	2,837	2,740	4,266	4,951	4,419

Total	$29,112	$21,082	$22,981	$23,195	$21,373

Nonaccrual loans to total loans	1.22%	0.90%	0.96%	0.98%	0.96%
Delinquent loans to total loans	2.28%	2.00%	1.95%	2.10%	2.18%
Non performing assets to total assets	1.05%	0.78%	0.87%	0.89%	0.82%

Delinquent loan totals were fairly steady over the fiscal year ended June 30, 2012. However, there has been an increase in nonaccrual loans during the quarter ended September 30, 2012. The increase is primarily due to four loans, each greater than $1.0 million, which were placed on nonaccrual during the quarter. Each of these loans was previously classified. At the present time, management does not foresee significant additional exposures in these loans beyond the reserves previously established. This situation, in large part, was the reason an increase in the quarterly provision (versus the preceding quarter) was not warranted despite the increased level of delinquencies. These loans are discussed in greater detail below.

At September 30, 2012, there are six nonaccrual loans as well as one nonaccrual loan relationship (consisting of nine loans) with balances greater than $1.0 million. These loans are discussed below:

•

A construction loan relationship in which Oritani is a participant. The relationship entails two borrowing entities and four separate properties. Oritani’s portion of this loan relationship totals $4.8 million. All four of the properties are for residential tract development and are located in Rockland and Orange Counties, New York. The loan is classified as impaired and as a troubled debt restructuring (“TDR”) as of September 30, 2012. A charge off of $1.5 million was previously recognized against this loan relationship. In addition, an impairment reserve of $1.7 million remains against this loan as of September 30, 2012. This impairment reserve was increased by $500,000 during the quarter ended September 30, 2012 to align the net book balance with the estimated proceeds of a bulk sale. There is no sale to report at this time. However, management has been dissatisfied with the progress toward settlement of this matter and is willing to consider other resolution options.

•

A $3.2 million construction loan for a luxury home in Morris County, New Jersey. The loan had paid as agreed but matured and the collateral for the loan remained unsold. The borrower was unwilling to agree to the terms required by the Company to extend the loan. The Company initiated foreclosure proceedings and the borrower stopped making interest payments. The loan was classified as impaired as of September 30, 2012. In accordance with the results of the impairment analysis for this loan, no reserve was required as of September 30, 2012. The borrower has subsequently consented to the majority of the extension terms, and it currently appears likely all delinquent amounts will be paid and that the loan will be extended during the quarter ending December 31, 2012.

•

A $2.4 million mixed use building in Bergen County, New Jersey. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, a charge off of $417,000 was previously recognized against this loan and a $549,000 impairment reserve remains against this loan as of September 30, 2012. The Company reached an agreement with the borrower whereby the Company will receive a deed in lieu of foreclosure and a cash settlement from the borrower, in exchange for the release of his personal guarantee. The Company expects to obtain title to the property during the quarter ending December 31, 2012, and will then attempt to promptly dispose of the property.

•

A $1.8 million construction loan for a luxury home in Morris County, New Jersey. The Company reached a settlement and forbearance agreement with the borrower on this matter during the quarter ended March 31, 2012. The loan is classified as a nonaccrual troubled debt restructuring (“TDR”) as of September 30, 2012. As such, this loan is included in the nonaccrual loan total at September 30, 2012. However, the borrower has complied with all facets of the new agreement since its modification, including interest payments, and is fully current.

•

A $1.6 million residential loan on a single family residence in Bergen County, New Jersey. A foreclosure action was initiated when loan payments became delinquent. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, a $205,000 impairment reserve was established against this loan as of September 30, 2012.

•

A $2.5 million construction loan on improved land in Somerset County, New Jersey. The loan is classified as Substandard. Loan had previously matured and been extended under terms acceptable to the Company. Loan matured again in April, 2012. Borrowers have been unable to develop their project as envisioned and agreed to sell the property as is. The Company refused to grant an extension until substantial progress had been made toward sale of the collateral. One piece has been sold and closed, a second piece is under contract and the third (and final) piece is being marketed for sale. Oritani receives all net proceeds from sales. The Company is now considering granting an extension. The Company continues to expect repayment in full from the borrower through the sale of the remaining collateral and/or the personal guarantee of the borrowers. Although all monthly payments continue to be made on the loan, the loan was classified as nonaccrual and all payments received on the loan have been utilized to reduce principal exposure.

•

A $1.1 million loan on a mixed use property in Bergen County, New Jersey. The loan is classified as Substandard. The loan initially exhibited delinquency approximately one year ago and legal action commenced at that time. Sporadic payments were received from the borrower. Loan was placed on nonaccrual during the quarter ended September 30, 2012 as the loan became 90 days delinquent. A monetary judgment has been obtained against the guarantors and foreclosure proceedings continue. Borrower resumed payments subsequent to September 30, 2012. Borrower claims some of his financial pressures have abated and has requested a loan modification. The Company is considering this request.

There are eleven other multifamily/commercial real estate loans, totaling $4.9 million, classified as nonaccrual at September 30, 2012. The largest of these loans has a balance of $780,000.

There are thirteen residential loans, totaling $3.9 million, classified as nonaccrual at September 30, 2012. The largest of these loans has a balance of $958,000.

See additional information regarding the allowance for loan losses in footnote 6 of the financial statements.

Mortgage-backed Securities Available For Sale. Mortgage-backed securities AFS decreased $44.7 million to $429.2 million at September 30, 2012, from $473.9 million at June 30, 2012.

Real Estate Owned. Real estate owned (“REO”) increased $97,000 to $2.8 million at September 30, 2012, from $2.7 million at June 30, 2012. During the quarter ended September 30, 2012, the Company took title to one property and disposed of one property. The $2.8 million balance consists of 5 properties.

Deposits. Deposits decreased $28.7 million, or 2.1%, to $1.36 billion at September 30, 2012, from $1.39 billion at June 30, 2012. Growth in core deposit accounts was offset by outflows of time deposits.

Borrowings. Borrowings increased $91.3 million, or 12.2%, to $837.2 million at September 30, 2012, from $745.8 million at June 30, 2012.

Stockholders’ Equity. Stockholders’ equity increased $5.1 million to $515.8 million at September 30, 2012, from $510.7 million at June 30, 2012. The increase was primarily due to net income partially offset by dividends.

Based on our September 30, 2012 closing price of $15.05 per share, the Company stock was trading at 131.9% of book value.

Average Balance Sheet for the Three Months Ended September 30, 2012 and 2011

The following table presents certain information regarding Oritani Financial Corp.’s financial condition and net interest income for the three ended September 30, 2012 and 2011. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields.

	Average Balance Sheet and Yield/Rate Information For the Three Months Ended (unaudited)
	September 30, 2012			September 30, 2011
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$2,019,479	$29,082	5.76%	$1,710,124	$25,929	6.06%
Federal Home Loan Bank Stock	38,583	407	4.22%	27,847	299	4.29%
Securities available for sale	20,178	74	1.47%	107,215	382	1.43%
Mortgage backed securities held to maturity	35,830	234	2.62%	37,042	249	2.69%
Mortgage backed securities available for sale	458,944	2,024	1.76%	528,526	2,858	2.16%
Federal funds sold and short term investments	1,577	1	0.25%	42,765	29	0.27%

Total interest-earning assets	2,574,591	31,822	4.94%	2,453,519	29,746	4.85%

Non-interest-earning assets	123,017			112,643

Total assets	$2,697,608			$2,566,162

Interest-bearing liabilities:
Savings deposits	165,280	97	0.23%	153,397	210	0.55%
Money market	443,406	559	0.50%	389,034	841	0.86%
Checking accounts	212,919	135	0.25%	175,901	212	0.48%
Time deposits	552,143	1,543	1.12%	668,466	2,420	1.45%

Total deposits	1,373,748	2,334	0.68%	1,386,798	3,683	1.06%
Borrowings	753,221	5,298	2.81%	531,603	5,076	3.82%

Total interest -bearing liabilities	2,126,969	7,632	1.44%	1,918,401	8,759	1.83%

Non-interest -bearing liabilities	55,392			52,506

Total liabilities	2,182,361			1,970,907
Stockholders’ equity	515,247			595,255

Total liabilities and stockholders’ equity	$2,697,608			$2,566,162

Net interest income		$24,190			$20,987

Net interest rate spread (2)			3.50%			3.02%

Net interest -earning assets (3)	$447,622			$535,118

Net interest margin (4)			3.76%			3.42%

Average of interest -earning assets to interest -bearing liabilities			121.05%			127.89%

(1)	Includes nonaccrual loans.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011

Net Income. Net income increased $1.9 million to $9.2 million for the quarter ended September 30, 2012, from $7.3 million for the corresponding 2011 quarter. The primary cause of the increased income was increased net interest income and a lower provision for loan losses.

Interest Income. Total interest income increased $2.1 million, or 7.0%, to $31.8 million for the three months ended September 30, 2012, from $29.7 million for the three months ended September 30, 2011. The components of interest income changed as follows:

	Three months ended September 30,		Increase / (decrease)
	2012	2011	$	%	Average Balance	Yield
	(dollars in thousands)
Interest on mortgage loans	$29,082	$25,929	$3,153	12.16%	$309,355	-0.30%
FHLB Stock dividends	407	299	108	36.12%	10,736	-0.08%
Interest on securities AFS	74	382	(308)	-80.63%	(87,037)	0.04%
Interest on MBS HTM	234	249	(15)	-6.02%	(1,212)	-0.08%
Interest on MBS AFS	2,024	2,858	(834)	-29.18%	(69,582)	-0.40%
Interest on federal funds sold and short term investments	1	29	(28)	-96.55%	(41,188)	-0.02%

Total interest income	$31,822	$29,746	$2,076	6.98%	$121,072	0.09%

Two of the Company’s strategic business decisions, discussed in previous filings and in Item 3, “Quantitative and Qualitative Disclosures About Market Risk” in this filing, are evident in the changes in average balance in the above schedule. The Company’s primary focus is organic growth of multifamily and commercial real estate loans. This strategy has been successful as the average balance of loans grew $309.4 million for the quarter ended September 30, 2012 versus the comparable 2011 period. The largest component of the increase in total interest income was in interest on mortgage loans. Loan originations for the quarter ended September 30, 2012 were $218.0 million. While loan growth remains a strategic objective of the Company, the Company does not expect originations to continue at this pace in fiscal 2013. The yield on the loan portfolio decreased 30 basis points for the quarter ended September 30, 2012 versus the comparable 2011 period. The decreased yield was primarily due to the impact of current market rates on new originations, refinancings, prepayments and repricings. The decrease would have been larger; however, prepayment penalties were higher in the 2012 period. Prepayment penalties are recognized as interest on loans. Prepayment penalties totaled $1.4 million in the 2012 period versus $84,000 in the 2011 period. Prepayment penalty provisions are incorporated into all of the Company’s multifamily and commercial real estate loan documents. The penalties are intended to protect the Company from the prepayment of loans or provide the Company with compensation if the loan is prepaid. The current interest rate environment provides an economic incentive for many of our existing loans to refinance, despite the prepayment penalties. Prepayment penalties boosted annualized loan yield by 28 basis points in the 2012 period versus 1 basis point in the 2011 period. The second strategic business decision evidenced in the chart was the determination to no longer deploy the cash flows from the investment portfolio back into new investments. This decision impacted the periods subsequent to September 30, 2011 and was made because the Company determined that the risk/reward profiles of permissible securities no longer warranted additional investment. Consequently, the average balances of virtually all the investment related captions declined from 2011 to 2012. The only average balance caption that showed an increase was Federal Home Bank stock and this was only due to required purchases of FHLB stock based on our increased borrowings. The decision has aided overall yield on interest earning assets as the Company now has a lower percentage of its interest earning assets in lower yielding assets like mortgage backed securities (“MBS”), investment securities and federal funds sold. The 9 basis point increase in yield on interest earnings assets that occurred in 2012 versus 2011, despite a much lower interest rate environment, is partially attributable to this decision.

Interest Expense. Total interest expense decreased $1.1 million, or 12.9%, to $7.6 million for the three months ended September 30, 2012, from $8.7 million for the three months ended September 30, 2011. The components of interest expense changed as follows:

	Three months ended September 30,		Increase / (decrease)
	2012	2011	$	%	Average Balance	Yield
	(dollars in thousands)
Savings deposits	$97	$210	$(113)	-53.81%	$11,883	-0.31%
Money market	559	841	(282)	-33.53%	54,372	-0.36%
Checking accounts	135	212	(77)	-36.32%	37,018	-0.23%
Time deposits	1,543	2,420	(877)	-36.24%	(116,323)	-0.33%

Total deposits	2,334	3,683	(1,349)	-36.63%	(13,050)	-0.38%

Borrowings	5,298	5,076	222	4.37%	221,618	-1.01%

Total interest expense	$7,632	$8,759	$(1,127)	-12.87%	$208,568	-0.39%

The Company continued its strategic objective of increasing core deposits. Significant increases in core account balances have been offset by decreases in time deposits. The average cost of interest bearing deposits decreased 38 basis points over the periods. Market interest rates allowed the Bank to reprice virtually all interest bearing deposits, as well as maturing time deposits, at lower rates, decreasing the cost of funds. The Company considers the costs of alternative sources of funding when pricing time deposits. Consequently, there has been a fairly steady outflow of time deposit balances as certain competitor rates are more attractive to consumers. The average balance of borrowings increased significantly ($221.9 million) over the period while the cost decreased significantly (101 basis points). Overnight borrowings totaled $228.6 million at September 30, 2012. These borrowings had a very low cost associated with them and the rate of interest on these borrowings is expected to remain low for the foreseeable future. However, the Company is aware of the risk inherent in overnight borrowing. As discussed in prior public filings, the Company has taken steps to mitigate the risk associated with its borrowing position through additional long term advances and modifications. During the quarter ended September 30, 2012, the Company obtained $24.3 million in long term advances. The Company will continue to deploy such strategies opportunistically.

Net Interest Income Before Provision for Loan Losses. Net interest income before provision for loan losses increased by $3.2 million, or 15.3%, to $24.2 million for the three months ended September 30, 2012, from $21.0 million for the three months ended September 30, 2011. A component of the increase was due to the prepayment penalties discussed above. The prepayment penalties boosted the spread and margin for the quarter ended September 30, 2012 by 21 and 22 basis points, respectively. By comparison, prepayment penalties boosted the spread and margin for the quarter ended June 30, 2012 by 10 basis points each. The Company’s net interest income, spread and margin over the period are detailed in the chart below.

Quarter Ended	Net Interest Income Before Provision	Spread	Margin
	(in thousands)
September 30, 2012	$24,190	3.50%	3.76%
June 30, 2012	23,335	3.40%	3.66%
March 31, 2012	22,298	3.30%	3.58%
December 31, 2011	22,037	3.23%	3.53%
September 30, 2011	20,987	3.02%	3.42%
June 30, 2011	20,843	2.95%	3.40%

The Company’s spread and margin increased steadily over the 2012 fiscal year and this trend has extended into the current quarter. These measures are under pressure in the current interest rate environment due to several factors, including: rates on new loan originations and investment purchases; modifications of loans within the existing loan portfolio; prepayments of higher yielding loans and investments; limited ability to further reduce deposit costs; increases in borrowing costs as maturity terms are extended and decreased net interest income due to funds used for repurchase activity. However, the Company has been able to offset these pressures as spread, margin and net interest income all increased steadily over the periods. Several factors have contributed to this result. One such factor has been the utilization of overnight borrowings. In the recent rate environment, such borrowings have a very low cost which contributed to the increased spread, margin and net interest income. The Company has been able to successfully lower the cost of overall deposits, particularly money market deposits, without a significant impact on balances. The shifting of assets out of investments and into higher yielding loans extended this improvement. Recent modifications of FHLB advances also serve to offset some of the pressures of the current interest rate environment. The Company’s largest interest rate risk exposure is to a flat or inverted yield curve.

The Company’s net interest income and net interest rate spread were both negatively impacted in both periods due to the reversal of accrued interest income on loans delinquent more than 90 days. The total of such income reversed was $791,000 and $327,000 for the three months ended September 30, 2012 and 2011, respectively.

Provision for Loan Losses. The Company recorded provisions for loan losses of $1.5 million for the three months ended September 30, 2012 as compared to $3.5 million for the three months ended September 30, 2011. The activity in the allowance for loan losses for the three months ended September, 2012 and 2011 is presented below:

	Quarter ended September 30,
	2012	2011
	(In thousands)
Balance at beginning of period	$31,187	$26,514
Provisions charged to operations	1,500	3,500
Recoveries of loans previously charged off	1	—
Loans charged off	184	2,474

Balance at end of period	$32,504	$27,540

Allowance for loan losses to total loans	1.51%	1.56%
Net charge-offs (annualized) to average loans outstanding	0.04%	0.58%

The primary contributors to the current level of provision for loan losses are the delinquency and nonaccrual totals, changes in loan risk ratings, loan growth, charge-offs and economic factors. See additional information regarding the allowance for loan losses in footnote 6 of the financial statements and “Comparison of Financial Condition at September 30, 2012 and June 30, 2012-Net Loans”.

Other Income. Other income decreased by $681,000 to $1.2 million for the three months ended September 30, 2012, from $1.9 million for the three months ended September 30, 2011. Service charge income decreased by $83,000 to $244,000 for the three months ended September 30, 2012, from $327,000 for the three months ended September 30, 2011 primarily due to decreased fees on checking accounts. Net income from investments in real estate joint ventures decreased by $62,000 to $139,000 for the three months ended September 30, 2012, from $201,000 for the three months ended September 30, 2011. Results for both periods are reduced (versus historical) due to decreased income at one commercial property from issues related to a flood during 2011. Repairs on this property were extensive and the situation has caused changes in the tenant base. Income from investments in real estate joint ventures is expected to be below historical levels for the remainder of the fiscal year. The Company had nonrecurring gains in both the 2012 and 2011 periods. The 2012 gain was an $8,000 net gain realized on the sale of real estate owned property. The 2011 gain was a $569,000 net gain that was realized on the sale of a loan classified as held for sale (and a minor gain on the sale of a real estate owned property).

Operating Expenses. Operating expenses increased by $1.0 million, or 12.7%, to $9.2 million for the three months ended September 30, 2012, from $8.2 million for the three months ended September 30, 2011. The increase was primarily due to the compensation, payroll taxes and fringe benefits caption, which increased by $1.3 million to $6.9 million for the three months ended September 30, 2012, from $5.6 million for the three months ended September 30, 2011. The component with the biggest increase in this caption was the expense associated with stock based compensation plans which increased $1.0 million to $1.9 million for the three months ended September 30, 2012, from $876,000 for the three months ended September 30, 2011. Stock awards and options were granted under the Company’s 2011 Equity Incentive Plan (“the Equity Plan”) on August 18, 2011. The 2011 period only contained 1.5 months of amortization of Equity Plan costs versus 3 months in the 2012 period. Another component of this caption with an increase over the 2011 period was compensation which increased $191,000 to $2.6 million for the three months ended September 30, 2012, from $2.5 million for the three months ended September 30, 2011. Real estate owned operations decreased $312,000 to $52,000 for the three months ended September 30, 2012, from $364,000 for the three months ended September 30, 2011. The 2011 period includes expenses associated with the fair market value adjustment of three properties as well as costs incurred in preparation of sale of another property.

Income Tax Expense. Income tax expense for the three months ended September 30, 2012 was $5.5 million on pre-tax income of $14.7 million, resulting in an effective tax rate of 37.3%. Income tax expense for the three months ended September 30, 2011 was $3.9 million on pre-tax income of $11.2 million, resulting in an effective tax rate of 34.5%. The increase in tax rate is primarily due to limitations on deductions associated with compensation expense

Liquidity and Capital Resources

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

At September 30, 2012 and June 30, 2012, the Company had $228.6 million and $161.6 million in overnight borrowings from the FHLB, respectively. The Company utilizes overnight borrowings from time to time to fund short-term liquidity needs. The Company had total borrowings of $837.2 million at September 30, 2012 and $745.9 million at June 30, 2012. The Company’s total borrowings at September 30, 2012 include $608.6 million in longer term borrowings with the FHLB. In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At September 30, 2012, outstanding commitments to originate loans totaled $97.0 million and outstanding commitments to extend credit totaled $28.3 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $400.4 million at September 30, 2012. Based upon historical experience, management estimates that a large portion of such deposits will remain with the Company. The portion that remains will be significantly impacted by the renewal rates offered by the Company.

On September 29, 2009, the Federal Deposit Insurance Corporation issued a rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. On December 30, 2009, the Company paid $8.2 million in estimated assessments, of which $4.0 million is prepaid at September 30, 2012.

As of September 30, 2012 and June 30, 2012, the Company and Bank exceeded all regulatory capital requirements as follows:

	At September 30, 2012
	Actual		Required
	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
Company:
Total capital (to risk-weighted assets)	$540,604	23.5%	$184,115	8.0%
Tier I capital (to risk-weighted assets)	511,790	22.2	92,058	4.0
Tier I capital (to average assets)	511,790	19.0	107,904	4.0

	Actual		Required
	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
Bank:
Total capital (to risk-weighted assets)	$451,532	20.0%	$181,094	8.0%
Tier I capital (to risk-weighted assets)	423,184	18.7	90,547	4.0
Tier I capital (to average assets)	423,184	15.5	109,209	4.0

	At June 30, 2012
	Actual		Required
	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
Company:
Total capital (to risk-weighted assets)	$534,102	24.48%	$174,509	8.0%
Tier I capital (to risk-weighted assets)	506,787	23.23	87,255	4.0
Tier I capital (to average assets)	506,787	19.02	106,607	4.0

	Actual		Required
	Amount	Ratio	Amount	Ratio
		(Dollars in thousands)
Bank:
Total capital (to risk-weighted assets)	$438,837	20.51%	$171,207	8.0%
Tier I capital (to risk-weighted assets)	412,031	19.25	85,603	4.0
Tier I capital (to average assets)	412,031	15.42	106,858	4.0

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended June 30, 2012, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated Balance Sheets at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodologies used to determine the allowance for loan losses and judgments regarding the valuation of securities as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors. For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2012.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we have historically used the following strategies to manage our interest rate risk:

(i)	originating multi-family and commercial real estate loans that generally tend to have shorter interest duration and generally reset at five years;

(ii)	investing in mortgage-backed securities and collateralized mortgage obligations with shorter durations and/or cash flow prioritization; and

(iii)	obtaining general financing through longer-term Federal Home Loan Bank advances.

Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. Management actively monitors the interest rate risk position of the Company. As initially discussed in the Company’s Form 10-Q for the quarterly period ended December 31, 2011, and also discussed in “Comparison of Financial Condition at September 30, 2012 and June 30, 2012” and “Comparison of Operating Results for the Three Months Ended September 30, 2012 and 2011,” the Company is not currently following strategy (ii), above. Management is aware that the Company’s interest rate risk remained at an elevated level over the quarter. The elevated level, versus historical amounts, is primarily due to the level of overnight borrowings as well as a reduced investment and mortgage backed security position. Although management feels the level of interest rate risk is manageable, it has executed strategies to limit the further elevation of the risk. The strategies primarily involve the modification of existing borrowings and obtaining additional long term borrowings. Such strategies were first executed during the quarter ended March 31, 2012. The execution of these strategies has had a negative impact on net interest income. Given the current interest rate outlook, management intends to continue to maintain an elevated level of interest rate risk (versus historical amounts) but still execute strategies to maintain interest rate risk at a manageable level.

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

The table below sets forth, as of September 30, 2012, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV			Increase (Decrease) basis points
		Amount	Percent	NPV Ratio (4)
(Dollars in thousands)
+200	$497,851	$(120,925)	(19.5)%	18.3%	(291)
+100	553,289	(65,487)	(10.6)	19.7	(154)
0	618,776	—	0.0	21.2	—
-100	682,212	63,436	10.3	22.6	143

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2012, in the event of a 100 basis point decrease in interest rates, we would experience a 10.3% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 19.5% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the Company’s internal controls (as defined by Rule 13a–15(f) under the Securities Exchange Act of 1934) and determined that there were no changes made in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting during the period covered by this report.

Part II – Other Information

Item 1. Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

The risk set forth below is in addition to the other risks described in this quarterly report and those risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 12, 2012. In addition to the risks disclosed in the annual report and the other risks described in this quarterly report, there may also be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. As a result, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risks disclosed are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

Recent Storm-Related Events May Have A Negative Impact on Future Earnings

We are in the process of assessing the impact of the recent storm that occurred in late October. The storm resulted in considerable damage throughout our market area, and may have adversely affected the collateral of some of our borrowers and, to a lesser extent, their ability to repay their obligations to the Bank. These impacts could adversely affect future earnings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchase of Our Equity Securities.

The following table shows the Company’s repurchases of its common stock for each calendar month in the quarter ended September 30, 2012 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans (1)
July 2012	—		$—	—	1,904,476
August 2012	103,095	(2)	14.78	103,095	1,801,381
September 2012	—		—	—	1,801,381

	103,095		$14.78	103,095

(1)	On November 14, 2011, the Company announced its third Share Repurchase Program, which authorized the purchase of an additional 5% of its outstanding shares of common stock, or 2,278,776 shares. This stock repurchase program commenced upon the completion of the second repurchase program on November 14, 2011. The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company conducts such repurchases in accordance with a Rule 10b5-1 trading plan. This program has no expiration date and has 1,801,381 shares yet to be purchased as of September 30, 2012.
(2)	Shares purchased upon restricted stock awards vesting for payment of withholding taxes.

Item 3. Defaults Upon Senior Securities

Not applicable.

Ite m 4. Mine Safety Disclosures

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

ORITANI FINANCIAL CORP.

Date: November 8, 2012	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date: November 8, 2012	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer