Form 10-Q
period 2012-12-31
Oritani Financial Corp
filed 2013-02-08
CIK 1483195

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐ .

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

As of February 8, 2013, there were 56,245,065 shares of the Registrant’s common stock, par value $0.01 per share, issued and 45,383,031 shares outstanding.

Oritani Financial Corp.

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,	June 30,
	2012	2012
	(unaudited)	(audited)
Assets
Cash on hand and in banks	$4,216	$4,016
Federal funds sold and short term investments	5,857	7,423

Cash and cash equivalents	10,073	11,439

Loans, net	2,182,162	1,992,817
Securities available for sale, at market value	400,378	499,951
Securities held to maturity, market value of $35,808 and $37,648	33,974	36,130
Bank Owned Life Insurance (at cash surrender value)	57,743	46,283
Federal Home Loan Bank of New York stock (“FHLB”), at cost	44,919	38,222
Accrued interest receivable	9,479	10,630
Investments in real estate joint ventures, net	5,525	5,441
Real estate held for investment	1,000	1,123
Real estate owned	2,817	2,740
Office properties and equipment, net	15,173	15,442
Deferred tax assets, net	27,341	25,570
Other assets	19,102	15,194

Total Assets	$2,809,686	$2,700,982

Liabilities
Deposits	$1,351,666	$1,389,706
Borrowings	893,578	745,865
Advance payments by borrowers for taxes and insurance	15,932	15,217
Other liabilities	42,348	39,485

Total liabilities	2,303,524	2,190,273

Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 45,381,531 shares outstanding at December 31, 2012 and 45,198,765 shares outstanding at June 30, 2012	562	562
Additional paid-in capital	496,283	495,704
Unallocated common stock held by the employee stock ownership plan	(26,522)	(27,582)
Restricted Stock Awards	(15,900)	(19,146)
Treasury stock, at cost; 10,863,534 shares at December 31, 2012 and 11,046,300 shares at June 30, 2012	(141,278)	(143,469)
Retained income	188,697	200,718
Accumulated other comprehensive income, net of tax	4,320	3,922

Total stockholders’ equity	506,162	510,709

Total Liabilities and Stockholders’ Equity	$2,809,686	$2,700,982

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Statements of Income

(In thousands, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
	unaudited		unaudited
Interest income:
Interest on mortgage loans	$29,079	$26,936	$58,161	$52,865
Interest on securities available for sale	1,865	3,080	3,963	6,320
Interest on securities held to maturity	225	226	459	475
Dividends on FHLB stock	437	281	844	580
Interest on federal funds sold and short term investments	1	1	2	30

Total interest income	31,607	30,524	63,429	60,270

Interest expense:
Deposits	2,135	3,292	4,469	6,975
Borrowings	5,401	5,195	10,699	10,271

Total interest expense	7,536	8,487	15,168	17,246

Net interest income before provision for loan losses	24,071	22,037	48,261	43,024
Provision for loan losses	1,500	2,000	3,000	5,500

Net interest income after provision for loan losses	22,571	20,037	45,261	37,524

Other income:
Service charges	206	285	450	612
Real estate operations, net	256	236	626	586
(Loss) income from investments in real estate joint ventures	(127)	215	12	416
Bank-owned life insurance	455	400	860	804
Net gain (loss) on sale of assets	36	(12)	44	557
Net writedown of securities	—	(262)	—	(262)
Other income	61	58	120	113

Total other income	887	920	2,112	2,826

Other expenses:
Compensation, payroll taxes and fringe benefits	6,973	6,446	13,881	12,034
Advertising	90	118	180	270
Office occupancy and equipment expense	700	672	1,382	1,278
Data processing service fees	400	360	807	675
Federal insurance premiums	331	329	601	616
Real estate operations	58	184	110	548
Other expenses	954	954	1,778	1,831

Total operating expenses	9,506	9,063	18,739	17,252

Income before income tax expense	13,952	11,894	28,634	23,098
Income tax expense	5,206	4,268	10,677	8,137

Net income	$8,746	$7,626	$17,957	$14,961

Earnings per basic common share	$0.21	$0.18	$0.43	$0.33

Earnings per diluted common share	$0.20	$0.18	$0.42	$0.32

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Statements of Comprehensive Income

(In thousands, unaudited)

	Three months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011
Gross:
Net income	$13,952	$11,894	$28,634	$23,098
Other comprehensive income
Unrealized holding gain on securities available for sale	360	85	463	5,185
Reclassification adjustment for security gains (losses) included in net income	—	(262)	—	(262)
Amortization related to post-retirement obligations	110	25	220	100
Change in funded status of retirement obligations	—	(141)	—	(141)
Reclassification adjustment for retirement obligation losses included in net income	—	241	—	241

Total other comprehensive income	470	(52)	683	5,123

Total comprehensive income	14,422	11,842	29,317	28,221

Tax applicable to:
Net income	5,206	4,268	10,677	8,137
Other comprehensive income
Unrealized holding gain on securities available for sale	149	21	197	2,119
Reclassification adjustment for security gains (losses) included in net income	—	(107)	—	(107)
Amortization related to post-retirement obligations	44	10	88	40
Change in funded status of retirement obligations	—	(56)	—	(56)
Reclassification adjustment for retirement obligation losses included in net income	—	96	—	96

Total other comprehensive income	193	(36)	285	2,092

Total comprehensive income	5,399	4,232	10,962	10,229

Net of tax:
Net income	8,746	7,626	17,957	14,961
Other comprehensive income
Unrealized holding gain on securities available for sale	211	64	266	3,066
Reclassification adjustment for security gains (losses) included in net income	—	(155)	—	(155)
Amortization related to post-retirement obligations	66	15	132	60
Change in funded status of retirement obligations	—	(85)	—	(85)
Reclassification adjustment for retirement obligation losses included in net income	—	145	—	145

Total other comprehensive income	277	(16)	398	3,031

Total comprehensive income	$9,023	$7,610	$18,355	$17,992

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Statements of Stockholders’ Equity

Six Months ended December 31, 2012 and 2011 (unaudited)

(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Un- allocated common stock held by ESOP	Retained income	Accumu- lated other compre- hensive income, net of tax	Total stock- holders’ equity
Balance at June 30, 2011	55,513,265	$562	$489,593	$—	$(9,300)	$(28,808)	$190,955	$2,410	$645,412
Net income	—	—	—	—	—	—	14,961	—	14,961
Other comprehensive income, net of tax	—	—	—	—	—	—	—	3,031	3,031
Cash dividend declared	—	—	—	—	—	—	(10,278)	—	(10,278)
Purchase of treasury stock	(10,048,505)	—	—	—	(130,603)	—	—	—	(130,603)
Purchase of restricted stock awards	(1,598,100)	—	—	(19,266)	—	—	—	—	(19,266)
Issuance of restricted stock awards	1,598,100	—	—	—	—	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	2,298	—	—	—	—	—	2,298
ESOP shares allocated or committed to be released	—	—	334	—	—	613	—	—	947
Exercise of stock options	12,774	—	—	—	166	—	(33)	—	133
Vesting of restricted stock awards	—	—	(60)	60	—	—	—	—	—
Tax benefit from stock-based compensation	—	—	81	—	—	—	—	—	81

Balance at December 31, 2011	45,477,534	$562	$492,246	$(19,206)	$(139,737)	$(28,195)	$195,605	$5,441	$506,716

Balance at June 30, 2012	45,198,765	$562	$495,704	$(19,146)	$(143,469)	$(27,582)	$200,718	$3,922	$510,709
Net income	—	—	—	—	—	—	17,957	—	17,957
Other comprehensive income, net of tax	—	—	—	—	—	—	—	398	398
Cash dividend declared	—	—	—	—	—	—	(29,358)	—	(29,358)
Purchase of treasury stock	(103,095)	—	—	—	(1,524)	—	—	—	(1,524)
Issuance of restricted stock awards	45,000			(585)	585				—
Compensation cost for stock options and restricted stock	—	—	3,008	—	—	—	—	—	3,008
ESOP shares allocated or committed to be released	—	—	779	—	—	1,060	—	—	1,839
Exercise of stock options	240,861	—	—	—	3,130	—	(585)	—	2,545
Vesting of restricted stock awards	—	—	(3,796)	3,831	—	—	(35)	—	—
Tax benefit from stock-based compensation	—	—	588	—	—	—	—	—	588

Balance at December 31, 2012	45,381,531	$562	$496,283	$(15,900)	$(141,278)	$(26,522)	$188,697	$4,320	$506,162

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries

Township of Washington, New Jersey

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended December 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$17,957	$14,961
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	4,847	3,245
Depreciation of premises and equipment	492	447
Net amortization and accretion of premiums and discounts on securities	1,176	1,070
Provision for losses on loans	3,000	5,500
Amortization and accretion of deferred loan fees, net	(1,275)	(683)
Increase in deferred taxes	(2,061)	(408)
Gain on sale of loans	(36)	—
Impairment charge on securities	—	262
Gain on sale of other assets	—	(565)
Gain (loss) on sale of real estate owned	(8)	8
Writedown of real estate owned	20	230
Proceeds from sale of real estate owned	461	478
Increase in cash surrender value of bank owned life insurance	(860)	(804)
(Decrease) increase in accrued interest receivable	1,151	(239)
(Increase) decrease in other assets	(3,685)	6,701
Increase (decrease) in other liabilities	3,035	(2,038)

Net cash provided by operating activities	24,214	28,165

Cash flows from investing activities:
Net increase in loans receivable	(192,729)	(154,786)
Purchase of mortgage loans	—	(2,000)
Proceeds from sale of mortgage loans	1,146	—
Purchase of securities available for sale	—	(155,576)
Proceeds from payments, calls and maturities of securities available for sale	98,890	166,227
Proceeds from payments, calls and maturities of securities held to maturity	2,126	3,260
Purchase of Bank Owned Life Insurance	(10,600)	—
Purchase of Federal Home Loan Bank of New York stock	(6,697)	(8,154)
Net decrease in real estate held for investment	21	16
Net increase in real estate joint ventures	(154)	(17)
Purchase of fixed assets	(222)	(973)
Proceeds from sale of other assets	—	2,748

Net cash used in investing activities	(108,219)	(149,255)

Cash flows from financing activities:
Net decrease in deposits	(38,040)	(25,614)
Purchase of treasury stock	(1,524)	(130,603)
Purchase of restricted stock awards	—	(19,266)
Dividends paid to shareholders	(29,358)	(10,277)
Exercise of stock options	2,545	133
Decrease in advance payments by borrowers for taxes and insurance	715	987
Proceeds from borrowed funds	309,263	215,000
Repayment of borrowed funds	(161,550)	(33,800)
Tax benefit from stock based compensation	588	81

Net cash provided by (used in) financing activities	82,639	(3,359)

Net decrease in cash and cash equivalents	(1,366)	(124,449)
Cash and cash equivalents at beginning of period	11,439	133,243

Cash and cash equivalents at end of period	$10,073	$8,794

Supplemental cash flow information:
Cash paid during the period for:
Interest	$15,552	$17,239
Income taxes	$17,201	$9,968
Noncash transfer
Loans receivable transferred to real estate owned	$550	$1,654

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

In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six months period ended December 31, 2012 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2013.

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at June 30, 2012 and December 31, 2012 and in the Consolidated Statements of Income for the three months ended December 31, 2012 and 2011. Actual results could differ significantly from those estimates.

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

	For the Three Months ended December 31,		For the Six Months ended December 31,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net income	$8,746	$7,626	$17,957	$14,961

Weighted average common shares outstanding—basic	42,030	42,442	41,970	45,679
Effect of dilutive non-vested shares and stock options outstanding	823	511	785	501

Weighted average common shares outstanding—diluted	42,853	42,953	42,755	46,180

Earnings per share-basic	$0.21	$0.18	$0.43	$0.33

Earnings per share-diluted	$0.20	$0.18	$0.42	$0.32

3. Stock Repurchase Program

On June 27, 2011, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company repurchased 5,624,506 shares, representing approximately 10% of its then outstanding shares. A second stock repurchase plan, for 10% of the outstanding shares, or 5,062,056 shares, was announced on September 14, 2011 and a third repurchase plan for 5% of the outstanding shares, or 2,278,776 shares, was announced on November 14, 2011. At December 31, 2012, a total of 11,159,700 shares were acquired under these repurchase programs at a weighted average cost of $13.00 per share. The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company conducts such repurchases in accordance with a Rule 10b5-1 trading plan. At December 31, 2012, there are 1,801,381 shares yet to be purchased under the current plan.

4. Equity Incentive Plans

The 2007 Equity Incentive Plan (“the 2007 Equity Plan”) was approved by the Company’s stockholders on April 22, 2008, which authorized the issuance of up to 4,172,817 shares of Company common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights, and restricted stock awards. The 2011 Equity Incentive Plan (“2011 Equity Plan”) was approved by the Company’s stockholders on July 26, 2011. The 2011 Equity Plan authorized the issuance of up to 5,790,849 shares of the Company’s common stock pursuant to grants of stock options, restricted stock awards and restricted stock units, with no more than 1,654,528 of the shares be issued as restricted stock awards or restricted stock units. Employees and outside directors of the Company or Oritani Bank are eligible to receive awards under the Equity Plans.

Stock options are granted at an exercise price equal to the market price of our common stock on the grant date, based on quoted market prices. Stock options generally vest over a five-year service period and expire ten years from issuance. The vesting of the options accelerate upon death or disability, retirement or a change in control and expire 90 days after termination of service, excluding disability or retirement. The Company recognizes compensation expense for all option grants over the awards’ respective requisite service periods. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Since there is limited historical information on the volatility of the Company’s stock, management considered the average volatilities of similar entities for an appropriate period in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method. The Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option. The Company classified share-based compensation for employees and outside directors within “compensation, payroll taxes and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid. The fair value of the options issued during the six months ended December 31, 2012 and 2011 was estimated using the Black-Scholes options-pricing model with the following assumptions:

	Six months ended December 31,
	2012	2011
Option shares granted	100,000	3,900,250
Expected dividend yield	5.38%	4.42%
Expected volatility	35.25%	37.10%
Risk-free interest rate	0.99%	1.30%
Expected option life	6.5	6.5

The following is a summary of the Company’s stock option activity and related information for its options plan as of December 31, 2012 and changes therein during the six months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2012	6,619,245	$2.54	$11.32	7.8
Granted	100,000	2.65	14.55	10.0
Exercised	(240,861)	2.33	10.57	5.9
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at December 31, 2012	6,478,384	$2.55	$11.40	7.4

Exercisable at December 31,2012	3,246,591

The Company recorded $526,000 and $520,000 of share based compensation expense related to the options granted for the three months ended December 31, 2012 and 2011, respectively and $1.1 million and $810,000 for the six months ended December 31, 2012 and 2011, respectively. Expected future expense related to the non-vested options outstanding at December 31, 2012 is $7.8 million over a weighted average period of 3.6 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

Restricted stock shares vest over a five-year service period on the anniversary date of the grant. Vesting of the restricted stock shares accelerate upon death or disability, retirement or a change in control. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period.

The following is a summary of the status of the Company’s restricted stock shares as of December 31, 2012 and changes therein during the six months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2012	1,588,100	$11.95
Granted	45,000	14.55
Vested	(317,620)	11.95
Forfeited	—	—

Non-vested at December 31, 2012	1,315,480	$12.04

The Company recorded $960,000 and $952,000 of share based compensation expense related to the restricted stock shares granted for the three months ended December 31, 2012 and 2011, respectively and $1.9 million and $1.5 million for the six months ended December 31, 2012 and 2011, respectively. Expected future expense related to the non-vested restricted shares at December 31, 2012 is $14.4 million over a weighted average period of 3.7 years.

5. Postretirement Benefits

The Company provides several post-retirement benefit plans to directors and to certain active and retired employees. The Company has a nonqualified Directors’ Retirement Plan (the Retirement Plan), a nonqualified Benefit Equalization Plan (BEP Plan) which provides benefits to employees who are disallowed certain benefits under the Company’s qualified benefit plans and a Post Retirement Medical Plan (the Medical Plan) for directors and certain eligible employees. Net periodic benefit costs for the three and six months ended December 31, 2012 and 2011 are presented in the following tables.

	Retirement Plan		BEP Plan		Medical Plan
	Three months ended December 31,		Three months ended December 31,		Three months ended December 31,
	2012	2011	2012	2011	2012	2011
	(In thousands)
Service cost	$38	$64	$—	$—	$(8)	$31
Interest cost	49	56	8	22	(10)	55
Loss recognized	—	—	—	241	—	—
Amortization of unrecognized:
Prior service cost	15	15	—	—	—	—
Net loss	37	(2)	7	2	51	10

Total	$139	$133	$15	$265	$33	96

	Retirement Plan		BEP Plan		Medical Plan
	Six months ended December 31,		Six months ended December 31,		Six months ended December 31,
	2012	2011	2012	2011	2012	2011
	(In thousands)
Service cost	$76	$125	$—	$—	$27	$44
Interest cost	99	111	17	43	41	96
Loss recognized	—	—	—	241	—	—
Amortization of unrecognized:
Prior service cost	30	30	—	—	—	—
Net loss	73	25	13	8	104	37

Total	$278	$291	$30	$292	$172	177

The $241,000 loss recognized in the BEP Plan during the 2011 periods was recognized in accordance with settlement accounting. A portion of this plan was settled during the three months ended December 31, 2011. The loss was due to the actuarial discount utilized in calculation of the settlement versus the assumed discount rate that had been utilized in plan valuation.

6. Loans

Net Loans are summarized as follows:

	December 31, 2012	June 30, 2012
	(In thousands)
Residential	$133,324	$139,072
Multifamily	827,869	679,783
Commercial real estate	1,172,828	1,116,335
Second mortgage and equity loans	26,267	30,052
Construction and land loans	44,035	48,887
Other loans	18,065	17,622

Total loans	2,222,388	2,031,751
Less:
Deferred loan fees, net	(8,317)	(7,747)
Allowance for loan losses	(31,909)	(31,187)

Net loans	$2,182,162	$1,992,817

The Company’s allowance for loan losses is analyzed quarterly and many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other environmental factors. See discussion of delinquent loans in “Comparison of Financial Condition at December 31, 2012 and June 30, 2012.” There have been no material changes to the allowance for loan loss methodology disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 12, 2012.

The activity in the allowance for loan losses for the three and six months ended December 31, 2012 and 2011 is summarized as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	(In thousands)
	2012	2011	2012	2011
Balance at beginning of period	$32,504	$27,540	$31,187	$26,514
Provisions for loan losses	1,500	2,000	3,000	5,500
Recoveries of loans previously charged off	116	—	117	—
Loans charged off	(2,211)	(721)	(2,395)	(3,195)

Balance at end of period	$31,909	$28,819	$31,909	$28,819

The following table provides the three and six month activity in the allowance for loan losses allocated by loan category at December 31, 2012 and 2011. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	For the three months ended December 31, 2012
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$2,391	$3,641	$20,366	$456	$3,090	$337	$2,223	$32,504
Charge-offs	—	—	(385)	—	(1,826)	—	—	(2,211)
Recoveries	—	115	—	—	1	—	—	116
Provisions	38	60	261	(32)	125	154	894	1,500

Ending balance	$2,429	$3,816	$20,242	$424	$1,390	$491	$3,117	$31,909

	For the six months ended December 31, 2012
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$2,343	$3,113	$20,087	$475	$2,498	$348	$2,323	$31,187
Charge-offs	—	—	(569)	—	(1,826)	—	—	(2,395)
Recoveries	—	115	—	—	2	—	—	117
Provisions	86	588	724	(51)	716	143	794	3,000

Ending balance	$2,429	$3,816	$20,242	$424	$1,390	$491	$3,117	$31,909

	For the three months ended December 31, 2011
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,707	$2,364	$16,533	$469	$4,668	$694	$1,105	$27,540
Charge-offs	(465)	—	—	—	(158)	(98)	—	(721)
Recoveries	—	—	—	—	—	—	—	—
Provisions	432	346	988	32	(341)	(268)	811	2,000

Ending balance	$1,674	$2,710	$17,521	$501	$4,169	$328	$1,916	$28,819

	For the six months ended December 31, 2011
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,274	$2,703	$15,597	$369	$3,455	$1,625	$1,491	$26,514
Charge-offs	(465)	(194)	(41)	—	(897)	(1,598)	—	(3,195)
Recoveries	—	—	—	—	—	—	—	—
Provisions	865	201	1,965	132	1,611	301	425	5,500

Ending balance	$1,674	$2,710	$17,521	$501	$4,169	$328	$1,916	$28,819

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at December 31, 2012 and June 30, 2012.

	At December 31, 2012
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$263	$—	$265	$—	$241	$—	$—	$769
Collectively evaluated for impairment	2,166	3,816	19,977	424	1,149	491	3,117	31,140

Total	$2,429	$3,816	$20,242	$424	$1,390	$491	$3,117	$31,909

Loans receivables:
Individually evaluated for impairment	$2,198	$2,456	$10,175	$—	$7,336	$—		$22,165
Collectively evaluated for impairment	131,126	825,413	1,162,653	26,267	36,699	18,065		2,200,223

Total	$133,324	$827,869	$1,172,828	$26,267	$44,035	$18,065		$2,222,388

	At June 30, 2012
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$549	$—	$1,210	$—	$—	$1,759
Collectively evaluated for impairment	2,343	3,113	19,538	475	1,288	348	2,323	29,428

Total	$2,343	$3,113	$20,087	$475	$2,498	$348	$2,323	$31,187

Loans receivables:
Individually evaluated for impairment	$379	$—	$7,112	$—	$9,824	$—		$17,315
Collectively evaluated for impairment	138,693	679,783	1,109,223	30,052	39,063	17,622		2,014,436

Total	$139,072	$679,783	$1,116,335	$30,052	$48,887	$17,622		$2,031,751

The Company continuously monitors the credit quality of its loan receivables. In addition to internal staff, the Company utilizes the services of a third party loan review firm to rate the credit quality of its loan receivables. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified as “Satisfactory” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Pass/Watch” have generally acceptable asset quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such characteristics include strained liquidity, slow pay, stale financial statements or other circumstances requiring greater attention from bank staff. We classify an asset as “Special Mention” if the asset has a potential weakness that warrants management’s close attention. Such weaknesses, if left uncorrected may result in the deterioration of the repayment prospects of the asset. An asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Included in the Substandard caption are all loans that were past due 90 days (or more) and all impaired loans. The following table provides information about the loan credit quality at December 31, 2012 and June 30, 2012:

	Credit Quality Indicator at December 31, 2012
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$121,680	$5,918	$193	$5,533	$—	$133,324
Multifamily	792,802	20,704	6,416	7,947	—	827,869
Commercial real estate	1,031,314	72,183	44,034	25,297	—	1,172,828
Second mortgage and equity loans	25,808	269	—	190	—	26,267
Construction and land loans	16,855	19,157	—	8,023	—	44,035
Other loans	17,959	20	—	86	—	18,065

Total	$2,006,418	$118,251	$50,643	$47,076	$—	$2,222,388

	Credit Quality Indicator at June 30 ,2012
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$125,208	$6,923	$1,722	$5,219	$—	$139,072
Multifamily	649,083	21,465	3,231	6,004	—	679,783
Commercial real estate	973,235	84,009	35,298	23,793	—	1,116,335
Second mortgage and equity loans	29,651	127	7	267	—	30,052
Construction and land loans	15,771	19,667	2,750	10,699	—	48,887
Other loans	17,505	—	—	117	—	17,622

Total	$1,810,453	$132,191	$43,008	$46,099	$—	$2,031,751

The following table provides information about loans past due at December 31, 2012 and June 30, 2012:

	At December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Nonaccrual
	(In thousands)
Residential	$1,182	$213	$4,096	$5,491	$127,833	$133,324	$4,893
Multifamily	1,844	2,292	4,280	8,416	819,453	827,869	4,280
Commercial real estate	4,759	4,854	12,376	21,989	1,150,839	1,172,828	12,710
Second mortgage and equity loans	363	—	96	459	25,808	26,267	96
Construction and land loans	—	—	5,629	5,629	38,406	44,035	7,336
Other loans	70	—	36	106	17,959	18,065	86

Total	$8,218	$7,359	$26,513	$42,090	$2,180,298	$2,222,388	$29,401

	At June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Loans	Nonaccrual
	(In thousands)
Residential	$1,924	$1,722	$4,539	$8,185	$130,887	$139,072	$4,573
Multifamily	5,374	1,125	616	7,115	672,668	679,783	616
Commercial real estate	6,358	2,520	6,124	15,002	1,101,333	1,116,335	6,124
Second mortgage and equity loans	127	7	267	401	29,651	30,052	274
Construction and land loans	—	3,188	4,895	8,083	40,804	48,887	6,637
Other loans	—	—	118	118	17,504	17,622	118

Total	$13,783	$8,562	$16,559	$38,904	$1,992,847	$2,031,751	$18,342

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. At December 31, 2012 impaired loans were primarily collateral-dependent and totaled $22.2 million, of which $5.8 million had a specific allowance for credit losses of $769,000 and $16.4 million of impaired loans had no related allowance for credit losses. At June 30, 2012 impaired loans were primarily collateral dependent and totaled $17.3 million, of which $7.3 million of impaired loans had a related allowance for credit losses of $1.8 million and $10.0 million of impaired loans had no related allowance for credit losses.

The following table provides information about the Company’s impaired loans at December 31, 2012 and June 30, 2012:

	Impaired Financing Receivables
	At December 31, 2012			Six months ended December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded;
Multifamily	$2,456	$2,456	$—	$2,460	$17
Commercial real estate	9,055	9,055	—	8,943	93
Construction and land loans	4,895	4,895	—	4,913	—

	16,406	16,406	—	16,316	110
With an allowance recorded:
Residential	$1,935	$2,198	$263	$2,045	$12
Commercial real estate	854	1,119	265	1,033	6
Construction and land loans	2,200	2,441	241	2,377	—

	4,989	5,758	769	5,455	18
Total:
Residential	$1,935	$2,198	$263	$2,045	$12
Mulifamily	2,456	2,456	—	2,460	17
Commercial real estate	9,909	10,174	265	9,976	99
Construction and land loans	7,095	7,336	241	7,290	—

	$21,395	$22,164	$769	$21,771	$128

	Impaired Financing Receivables
	At June 30, 2012			Year ended June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded;
Residential	$379	$379	$—	$389	$20
Commercial real estate	4,712	4,712	—	4,808	318
Construction and land loans	4,930	4,930	—	5,017	188

	10,021	10,021	—	10,214	526
With an allowance recorded:
Commercial real estate	$1,851	$2,400	$549	$2,523	$45
Construction and land loans	3,684	4,894	1,210	3,979	—

	5,535	7,294	1,759	6,502	45
Total:
Residential	$379	$379	$—	$389	$20
Commercial real estate	6,563	7,112	549	7,331	363
Construction and land loans	8,614	9,824	1,210	8,996	188

	$15,556	$17,315	$1,759	$16,716	$571

Troubled debt restructured loans (“TDRs”) are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. The Company has selectively modified certain borrower’s loans to enable the borrower to emerge from delinquency and keep their loans current. The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period. Management classifies all TDRs as impaired loans. Included in impaired loans at December 31, 2012 are $6.9 million of loans which are deemed troubled debt restructurings. At June 30, 2012, TDRs totaled $ 11.7 million.

The following table presents additional information regarding the Company’s TDRs as of December 31, 2012 and June 30, 2012:

	Troubled Debt Restructurings at December 31, 2012
	Performing	Nonperforming	Total
	(In thousands)
Residential	$376	$201	$577
Commercial real estate	4,660	—	4,660
Construction and land loans	—	1,707	1,707

Total	$5,036	$1,908	$6,944

Allowance	$38	$20	$58

	Troubled Debt Restructurings at June 30, 2012
	Performing	Nonperforming	Total
	(In thousands)
Residential	$379	$—	$379
Commercial real estate	4,712	—	4,712
Construction and land loans	—	6,636	6,636

Total	$5,091	$6,636	$11,727

Allowance	$—	$1,210	$1,210

The following tables summarize loans that were modified in a troubled debt restructuring during the six months ended December 31, 2012.

	Six months ended December 31, 2012
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings Residential	1	$187	$181

Total	1	$187	$181

The relationship in the table above was granted a reduced rate and extended maturity.

There have not been any loans that were restructured during the last twelve months that have subsequently defaulted during the current quarter ended December 31, 2012.

7. Investment Securities

Securities Held to Maturity

The following is a comparative summary of securities held to maturity at December 31, 2012 and June 30, 2012:

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Mortgage-backed securities:
FHLMC	$5,062	$378	$—	$5,440
FNMA	24,008	1,248	—	25,256
GNMA	3,096	150	—	3,246
CMO	1,808	58	—	1,866

	$33,974	$1,834	$—	$35,808

	June 30, 2012
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Mortgage-backed securities:
FHLMC	$5,438	$308	$—	$5,746
FNMA	24,955	988	—	25,943
GNMA	3,200	150	—	3,350
CMO	2,537	72	—	2,609

	$36,130	$1,518	$—	$37,648

The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any securities held to maturity during the six months ended December 31, 2012 and 2011. Securities with fair values of $32.6 million and $24.0 million at December 31, 2012 and June 30, 2012, respectively, were pledged as collateral for advances. The Company did not record other than temporary impairment charges on securities held to maturity during the six months ended December 31, 2012 and 2011.

There were no unrealized losses on securities held to maturity at December 31 and June 30, 2012.

Securities Available for Sale

The following is a comparative summary of securities available for sale at December 31, 2012 and June 30, 2012:

	December 31, 2012
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	market
	cost	gains	losses	value
	(In thousands)
U.S. Government and federal agency obligations

Due in one to five years	$9,986	$353	$—	$10,339
Equity securities	1,210	391	—	1,601
Mortgage-backed securities:
FHLMC	11,992	383	—	12,375
FNMA	50,819	3,081	—	53,900
CMO	316,116	6,242	195	322,163

	$390,123	$10,450	$195	$400,378

	June 30, 2012
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
U.S. Government and federal agency obligations

Due in one to five years	$24,283	$339	$—	$24,622
Equity securities	1,210	240	41	1,409
Mortgage-backed securities:
FHLMC	15,822	614	—	16,436
FNMA	59,232	3,113	—	62,345
CMO	389,613	5,825	299	395,139

	$490,160	$10,131	$340	$499,951

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of

CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any securities available for sale during the six months ended December 31, 2012 and 2011. There were no impairment charges on available for sale securities for the six months ended December 31, 2012. The Company recorded a non-cash impairment charge to earnings of $262,000 for the six months ended December 31, 2011 on equity securities. The Equity securities caption relates to holdings of shares in financial institutions common stock. Available for sale securities with fair values of $300.7 million and $357.6 million at December 31, 2012 and June 30, 2012, respectively, were pledged as collateral for advances.

Gross unrealized losses on securities available for sale and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2012 and June 30, 2012 were as follows:

	December 31, 2012
	Less than 12 months		Greater than 12 months		Total
	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
CMO	$—	—	16,240	195	16,240	195

	$—	—	16,240	195	16,240	195

	June 30, 2012
	Less than 12 months		Greater than 12 months		Total
	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses
	(In thousands)
Equity securities	505	41	—	—	505	41
Mortgage-backed securities:
CMO	19,856	299	—	—	19,856	299

	$20,361	340	—	—	20,361	340

Management evaluated the securities in the above tables and concluded that none of the securities with losses has impairments that are other-than-temporary.

8. Deposits

Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. The Bank accepts brokered deposits on a limited basis, when deemed cost effective. At December 31, 2012 and June 30, 2012, we had brokered time deposits totaling $22.9 million with weighted average interest rates of 2.46% and weighted average maturities of 3.3 years and 3.8 years, respectively. Deposit balances are summarized as follows:

	December 31, 2012	June 30, 2012
	Amount	Amount
	(In thousands)
Checking accounts	$242,134	$215,566
Money market deposit accounts	436,885	444,476
Savings accounts	162,273	160,115
Time deposits	510,374	569,549

	$1,351,666	$1,389,706

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

10. Real Estate Joint Ventures, net and Real Estate Held for Investment

The Company accounts for investments in joint ventures under the equity method. The balance reflects the cost basis of investments, plus the Company’s share of income earned on the joint venture operations, less cash distributions, including excess cash distributions, and the Company’s share of losses on joint venture operations. Cash received in excess of the Company’s recorded investment in a joint venture is recorded as unearned revenue in other liabilities. The net book value of real estate joint ventures was $4.9 million and $4.8 million at December 31, 2012 and June 30, 2012 respectively.

Real estate held for investment includes the Company’s undivided interest in real estate properties accounted for under the equity method and properties held for investment purposes. Cash received in excess of the Company’s recorded investment for an undivided interest in real estate property is recorded as unearned revenue in other liabilities. The operations of the properties held for investment purposes are reflected in the financial results of the Company and included in the Other Income caption in the Income Statement. Properties held for investment purposes are carried at cost less accumulated depreciation. The net book value of real estate held for investment was $(72,000) and $(50,000) at December 31, 2012 and June 30, 2012, respectively.

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

Assets Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets measured at fair value on a recurring basis as of December 31, 2012 and June 30, 2012 by level within the fair value hierarchy. There were no transfers between levels within the fair value hierarchy during the six months ended December 31, 2012.

	Fair Value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Government and federal agency obligations	$10,339	$—	$10,339	$—
Equity Securities	1,601	1,601	—	—
Mortgage-backed securities available for sale
FHLMC	12,375	—	12,375	—
FNMA	53,900	—	53,900	—
CMO	322,163	—	322,163	—

Total measured on a recurring basis	$400,378	$1,601	$398,777	$—

	Fair Value as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Government and federal agency obligations	$24,622	$—	$24,622	$—
Equity Securities	1,409	1,409	—	—
Mortgage-backed securities available for sale
FHLMC	16,436	—	16,436	—
FNMA	62,345	—	62,345	—
CMO	395,139	—	395,139	—

Total measured on a recurring basis	$499,951	$1,409	$498,542	$—

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets. The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of December 31, 2012 and June 30, 2012 by level within the fair value hierarchy.

	Fair Value as of December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$1,935	$—	$—	$1,935
Commercial real estate	2,854	—	—	2,854
Construction and land loans	3,907	—	—	3,907

Total impaired loans	8,696	—	—	8,696

Real estate owned
Residential	595	—	—	595
Commercial real estate	1,102	—	—	1,102
Construction and land loans	1,120	—	—	1,120

Total real estate owned	2,817	—	—	2,817

Total measured on a non-recurring basis	$11,513	$—	$—	$11,513

	Fair Value as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Commercial real estate	$1,851	$—	$—	$1,851
Construction and land loans	5,426	—	—	5,426

Total impaired loans	7,277	—	—	7,277

Real estate owned
Residential	595	—	—	595
Commercial real estate	1,005	—	—	1,005
Construction and land loans	1,140	—	—	1,140

Total real estate owned	2,740	—	—	2,740

Total measured on a non-recurring basis	$10,017	$—	$—	$10,017

Estimated Fair Value of Financial Instruments

The following tables present the carrying amount, estimated fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s balance sheet at December 31, 2012 and June 30, 2012. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, and overnight borrowings.

	At December 31, 2012		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Securities held to maturity	$33,974	$35,808	$—	$35,808	$—
Loans, net (1)	2,182,162	2,295,933	—	—	2,295,933

Financial liabilities:
Term deposits	510,374	511,592	—	511,592	—
Term borrowings	608,578	658,354	—	658,354	—

(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

	At June 30, 2012		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Securities held to maturity	36,130	37,648	—	37,648	—
Loans, net (1)	1,992,817	2,074,056	—	—	2,074,056

Financial assets:
Term deposits	569,549	573,371	—	573,371	—
Term borrowings	584,315	626,139	—	626,139	—

(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

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

Comparison of Financial Condition at December 31, 2012 and June 30, 2012

Total Assets. Total assets increased $108.7 million, or 4.0%, to $2.81 billion at December 31, 2012, from $2.70 billion at June 30, 2012. The primary investing activity was in loans funded by increases in short term borrowings and cash flows from the investment portfolio.

Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) decreased $1.4 million to $10.1 million at December 31, 2012, from $11.4 million at June 30, 2012.

Net Loans. Loans, net increased $189.3 million, or 9.5%, to $2.18 billion at December 31, 2012, from $1.99 billion at June 30, 2012. The Company continues its emphasis on loan originations, particularly multifamily and commercial real estate loans. Loan originations totaled $359.6 million for the six months ended December 31, 2012 versus $262.1 million for the six months ended December 31, 2011.

Delinquency and non performing asset information is provided below:

	12/31/2012	9/30/2012	6/30/2012	3/31/2012	12/31/2011
	(Dollars in thousands)
Delinquency Totals
30—59 days past due	$8,169	$15,544	$13,783	$11,325	$12,823
60—89 days past due	7,005	7,363	8,555	7,900	7,939
Nonaccrual	29,401	26,275	18,342	18,715	18,244

Total	$44,575	$49,182	$40,680	$37,940	$39,006

Non Performing Asset Totals
Nonaccrual loans, per above	$29,401	$26,275	$18,342	$18,715	$18,244
Real Estate Owned	2,817	2,837	2,740	4,266	4,951

Total	$32,218	$29,112	$21,082	$22,981	$23,195

Nonaccrual loans to total loans	1.32%	1.22%	0.90%	0.96%	0.98%
Delinquent loans to total loans	2.01%	2.28%	2.00%	1.95%	2.10%
Non performing assets to total assets	1.15%	1.04%	0.78%	0.87%	0.89%

Total delinquent loans have decreased slightly from the September 30, 2012 total but, in management’s opinion, remain at an elevated level. Over the quarter, the notes regarding a construction loan relationship in which Oritani was a participant were sold. Oritani did not lend any funds to the purchaser. A charge off was incurred in conjunction with this sale which constituted the majority of the charge off total for the quarter. The bulk of the charge off total on this relationship was previously recognized as an impairment reserve. Despite this disposal, nonaccrual loans increased versus the September 31, 2012 total. Management has worked diligently to remedy these matters. As detailed below, some progress did occur over the quarter although full resolution has not yet occurred.

At December 31, 2012, there are nine nonaccrual loans with balances greater than $1.0 million. These loans are discussed below:

•

A $3.2 million construction loan for a luxury home in Morris County, New Jersey. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, no reserve was required as of December 31, 2012, primarily due to a low estimated loan to value. The loan had paid as agreed, but the collateral for the loan remained unsold upon maturity. The borrower was unwilling to agree to the terms required by the Company to extend the loan. The Company initiated foreclosure proceedings and the borrower stopped making interest payments. The borrower had tentatively indicated a willingness to consent to the extension terms required by the Company. An extension did not occur by December 31, 2012, as was originally expected by the Company. However, a resolution acceptable to the Company was verbally agreed to by the borrower in January, 2013.

•

A $2.0 million mixed use building in Bergen County, New Jersey. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, a charge off of $417,000 was previously recognized against this loan and an additional $400,000 charge off was recognized in the December 31, 2012 quarter. The Company has agreed to a cash settlement from the borrower, in exchange for the release of his personal guarantee, and this payment is currently in escrow. The Company expected title to the property by December 31, 2012, but encountered delays. Foreclosure proceedings are continuing in case title cannot be conveyed via deed in lieu of foreclosure.

•

A $1.8 million construction loan for a luxury home in Morris County, New Jersey. The Company reached a settlement and forbearance agreement with the borrower on this matter during the quarter ended March 31, 2012. As part of the agreement, the borrower is completing the home with no additional funding from Oritani, which serves to further lower the loan to value on this loan. The loan is classified as a nonaccrual troubled debt restructuring (“TDR”) as of December 31, 2012. As such, this loan is included in the nonaccrual loan total at December 31, 2012. However, the borrower has complied with all facets of the new agreement since its origination, including interest payments, and is fully current. The home is on schedule to be completed shortly, after which it will be marketed for sale.

•

A $1.6 million residential loan on a single family residence in Bergen County, New Jersey. A foreclosure action was initiated when loan payments became delinquent. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, a $205,000 impairment reserve was established against this loan as of December 31, 2012.

•

A $2.5 million construction loan on improved land in Somerset County, New Jersey. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, no reserve was required as of December 31, 2012. The loan matured in April, 2012 and the borrowers and the Company have been unable to agree on extension terms acceptable to the Company. Although all monthly payments continue to be made on the loan, the loan has been classified as nonaccrual and all payments received on the loan have been utilized to reduce principal exposure. In January 2013, the borrowers notified the Company that they had a commitment from another financial institution and that the Company’s loan would be paid in full from the proceeds of the new loan.

•

A $1.1 million loan on a mixed use property in Bergen County, New Jersey. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, a $265,000 impairment reserve was established against this loan as of December 31, 2012. The loan initially exhibited delinquency approximately one year ago and legal action commenced at that time. Since that time, the borrower has not consistently made timely payments nor complied with a payment plan. A monetary judgment has been obtained against the guarantors and foreclosure proceedings continue.

•

A $2.5 million loan on a multifamily property in New York City. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, no reserve was required as of

December 31, 2012. There is a pending contract for sale of this property for $3.7 million. The closing is being delayed due to legal matters related to the seller.

•

A $2.4 million loan on a warehouse/light industrial building in Bergen County, NJ. In accordance with the results of the impairment analysis for this loan, no reserve was required as of December 31, 2012. The borrower is deceased and his son is managing for the estate. The primary tenant was lost and the building was listed for sale. There had been an executed contract for sale for $3.9 million. Due to these circumstances, the estate no longer made payments. The premises were damaged by Hurricane Sandy and the purchaser terminated the contract. Repairs are being made to the building and all amounts are covered by insurance. Legal action by Oritani is proceeding.

There is one other loan greater than $1.0 million classified as nonaccrual at December 31, 2012 (with a balance of $1.5 million) which we are currently evaluating for impairment. The loan is classified as Substandard and carries a general reserve allocation consistent with our other Substandard loans at December 31, 2012.

There are twenty-one other multifamily/commercial real estate loans, totaling $7.7 million, classified as nonaccrual at December 31, 2012. The largest of these loans has a balance of $780,000.

There are ten other residential loans, totaling $3.4 million, classified as nonaccrual at December 31, 2012. The largest of these loans has a balance of $958,000.

See additional information regarding the allowance for loan losses in footnote 6 of the financial statements.

Mortgage-backed Securities Available For Sale. Mortgage-backed securities AFS decreased $85.5 million to $388.4 million at December 31, 2012, from $473.9 million at June 30, 2012.

Real Estate Owned. Real estate owned (“REO”) increased $77,000 to $2.8 million at December 31, 2012, from $2.7 million at June 30, 2012. During the six months ended December 31, 2012, the Company took title to one property and disposed of one property. The $2.8 million balance consists of 5 properties.

Deposits. Deposits decreased $38.0 million, or 2.7%, to $1.35 billion at December 31, 2012, from $1.39 billion at June 30, 2012. Growth in core deposit accounts was offset by outflows of time deposits.

Borrowings. Borrowings increased $147.7 million, or 19.8%, to $893.6 million at December 31, 2012, from $745.9 million at June 30, 2012.

Stockholders’ Equity. Stockholders’ equity decreased $4.5 million to $506.2 million at December 31, 2012, from $510.7 million at June 30, 2012. The decrease was primarily the result of dividends, including a $0.40 special dividend paid in December, 2012, partially offset by net income. Based on our December 31, 2012 closing price of $15.32 per share, the Company stock was trading at 137.4% of book value.

Average Balance Sheet for the Three and Six Months Ended December 31, 2012 and 2011

The following table presents certain information regarding Oritani Financial Corp.’s financial condition and net interest income for the three and six months ended December 31, 2012 and 2011. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields, including prepayment penalties.

	Average Balance Sheet and Yield/Rate Information
	For the Three Months Ended (unaudited)
	December 31, 2012			December 31, 2011
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$2,117,712	$29,079	5.49%	$1,778,394	$26,936	6.06%
Federal Home Loan Bank Stock	41,836	437	4.18%	34,039	281	3.30%
Securities available for sale	11,934	58	1.94%	52,006	304	2.34%
Mortgage backed securities held to maturity	34,869	225	2.58%	35,488	226	2.55%
Mortgage backed securities available for sale	414,692	1,807	1.74%	595,317	2,776	1.87%
Federal funds sold and short term investments	1,573	1	0.25%	1,675	1	0.24%

Total interest-earning assets	2,622,616	31,607	4.82%	2,496,919	30,524	4.89%

Non-interest-earning assets	133,044			107,492

Total assets	$2,755,660			$2,604,411

Interest-bearing liabilities:
Savings deposits	137,876	97	0.28%	154,466	160	0.41%
Money market	448,852	550	0.49%	377,170	677	0.72%
Checking accounts	247,570	138	0.22%	202,910	214	0.42%
Time deposits	520,796	1,350	1.04%	644,642	2,241	1.39%

Total deposits	1,355,095	2,135	0.63%	1,379,188	3,292	0.95%
Borrowings	825,163	5,401	2.62%	666,710	5,195	3.12%

Total interest-bearing liabilities	2,180,258	7,536	1.38%	2,045,898	8,487	1.66%

Non-interest-bearing liabilities	57,939			49,214

Total liabilities	2,238,197			2,095,112
Stockholders’ equity	517,463			509,299

Total liabilities and stockholders’ equity	$2,755,660			$2,604,411

Net interest income		$24,071			$22,037

Net interest rate spread (2)			3.44%			3.23%

Net interest-earning assets (3)	$442,358			$451,021

Net interest margin (4)			3.67%			3.53%

Average of interest-earning assets to interest-bearing liabilities			120.29%			122.05%

(1)	Includes nonaccrual loans.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Average Balance Sheet and Yield/Rate Information
	For the Six Months Ended (unaudited)
	December 31, 2012			December 31, 2011
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$2,068,595	$58,161	5.62%	$1,744,180	$52,865	6.06%
Federal Home Loan Bank Stock	40,210	844	4.20%	30,933	580	3.75%
Securities available for sale	16,056	132	1.64%	70,173	686	1.96%
Mortgage backed securities held to maturity	35,349	459	2.60%	36,269	475	2.62%
Mortgage backed securities available for sale	436,818	3,831	1.75%	573,512	5,634	1.96%
Federal funds sold and short term investments	1,584	2	0.25%	20,650	30	0.29%

Total interest-earning assets	2,598,612	63,429	4.88%	2,475,717	60,270	4.87%

Non-interest-earning assets	128,022			107,976

Total assets	$2,726,634			$2,583,693

Interest-bearing liabilities:
Savings deposits	137,929	195	0.28%	153,931	371	0.48%
Money market	446,129	1,109	0.50%	383,107	1,517	0.79%
Checking accounts	243,894	273	0.22%	189,339	426	0.45%
Time deposits	536,470	2,892	1.08%	656,580	4,661	1.42%

Total deposits	1,364,421	4,469	0.66%	1,382,957	6,975	1.01%
Borrowings	789,192	10,699	2.71%	598,923	10,271	3.43%

Total interest-bearing liabilities	2,153,613	15,168	1.41%	1,981,880	17,246	1.74%

Non-interest-bearing liabilities	56,666			49,845

Total liabilities	2,210,279			2,031,725
Stockholders’ equity	516,355			551,968

Total liabilities and stockholder’s equity	$2,726,634			$2,583,693

Net interest income		$48,261			$43,024

Net interest rate spread (2)			3.47%			3.13%

Net interest-earning assets (3)	$444,999			$493,837

Net interest margin (4)			3.71%			3.48%

Average of interest-earning assets to interest-bearing liabilities			120.66%			124.92%

(1)	Includes nonaccrual loans.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2012 and 2011

Net Income. Net income increased $1.1 million, or 14.7%, to $8.7 million for the quarter ended December 31, 2012, from $7.6 million for the corresponding 2011 quarter. The primary cause of the increased income was increased net interest income and a lower provision for loan losses.

Interest Income. Total interest income increased $1.1 million, or 3.5%, to $31.6 million for the three months ended December 31, 2012, from $30.5 million for the three months ended December 31, 2011. The components of interest income changed as follows:

	Three Months Ended December 31				Increase / (decrease)
	2012		2011			Average
	$	Yield	$	Yield	$	Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$29,079	5.49%	$26,936	6.06%	$2,143	$339,318	-0.57%
Dividends on FHLB stock	437	4.18%	281	3.30%	156	7,797	0.88%
Interest on securities AFS	58	1.94%	304	2.34%	(246)	(40,072)	-0.40%
Interest on MBS HTM	225	2.58%	226	2.55%	(1)	(619)	0.03%
Interest on MBS AFS	1,807	1.74%	2,776	1.87%	(969)	(180,625)	-0.13%
Interest on federal funds sold and short term investments	1	0.25%	1	0.24%	—	(102)	0.01%

Total interest income	$31,607	4.82%	$30,524	4.89%	$1,083	$125,697	-0.07%

The changes in average balance reveal the effects of two of the Company’s strategic business decisions. The Company’s primary focus is organic growth of multifamily and commercial real estate loans. The average balance of loans increased $339.3 million over the periods. On a linked quarter basis (December 31, 2012 versus September 30, 2012), the average balance of loans grew $98.2 million. The growth was primarily achieved through originations. Loan originations totaled $141.6 million for the three months ended December 31, 2012. The yield on the loan portfolio decreased 57 basis points for the quarter ended December 31, 2012 versus the comparable 2011 period. The decreased yield was primarily due to the impact of current market rates on new originations, refinancings, prepayments and repricings. The decrease would have been larger; however, prepayment penalties were higher in the 2012 period. Prepayment penalties are recognized as interest on loans. Prepayment penalties totaled $1.2 million in the 2012 period versus $387,000 in the 2011 period. Prepayment penalty provisions are incorporated into all of the Company’s multifamily and commercial real estate loan documents. The penalties are intended to protect the Company from the prepayment of loans or provide the Company with compensation if the loan is prepaid. The current interest rate environment provides an economic incentive for many of our existing loans to refinance, despite the prepayment penalties. Prepayment penalties boosted annualized loan yield by 23 basis points in the 2012 period versus 9 basis points in the 2011 period. The second strategic business decision evidenced in the chart was the determination to no longer deploy the cash flows from the investment portfolio back into new investments. This decision impacted the periods subsequent to September 30, 2011 and was made because the Company determined that the risk/reward profiles of permissible securities no longer warranted additional investment. Consequently, the average balances of virtually all the investment related captions declined from 2011 to 2012. The only average balance caption that showed an increase was dividends on FHLB stock and this was only due to required purchases of FHLB stock in conjunction with increased FHLB borrowings. The decision has aided overall yield on interest earning assets as the Company now has a lower percentage of its interest earning assets in lower yielding assets like mortgage backed securities (“MBS”), investment securities and federal funds sold. The limited decrease in yield on interest earnings assets that occurred in 2012 versus 2011 (7 basis points), despite a much lower interest rate environment, is partially attributable to this decision.

Interest Expense. Total interest expense decreased $951,000, or 11.2%, to $7.5 million for the three months ended December 31, 2012, from $8.5 million for the three months ended December 31, 2011. The components of interest expense changed as follows:

	Three Months Ended December 31				Increase / (decrease)
	2012		2011			Average
	$	Cost	$	Cost	$	Balance	Cost
	(Dollars in thousands)
Savings deposits	$97	0.28%	$160	0.41%	$(63)	$(16,590)	-0.13%
Money market	550	0.49%	677	0.72%	(127)	71,682	-0.23%
Checking accounts	138	0.22%	214	0.42%	(76)	44,660	-0.20%
Time deposits	1,350	1.04%	2,241	1.39%	(891)	(123,846)	-0.35%

Total deposits	2,135	0.63%	3,292	0.95%	(1,157)	(24,094)	-0.32%
Borrowings	5,401	2.62%	5,195	3.12%	206	158,453	-0.50%

Total interest expense	$7,536	1.38%	$8,487	1.66%	$(951)	$134,359	-0.28%

The Company continued its strategic objective of increasing core deposits. However, increases in core account balances have been offset by decreases in time deposits. Overall deposit growth has not met management’s expectations. The Company has managed deposit costs with a priority on profitability. Deposit costs are compared to alternate sources of funds and priced accordingly. This approach has contributed to increased income but has negatively impacted overall deposit growth and caused an increased reliance on borrowings. Management is considering adjustments to this strategy with a goal of increasing deposits, although such strategies may increase costs. The average cost of interest bearing deposits decreased 32 basis points over the periods. On a linked quarter basis, the average cost of interest bearing deposits decreased 5 basis points. The average balance of borrowings increased significantly ($158.5 million) over the period while the cost decreased significantly (50 basis points). Overnight and other short term borrowings totaled $285.0 million at December 31, 2012. These borrowings had a very low cost associated with them and the rate of interest on these borrowings is expected to remain low for the foreseeable future. However, the Company is aware of the risk inherent in short term borrowings. As discussed in prior public filings, the Company has taken steps to mitigate the risk associated with its borrowing position. The Company is poised to deploy additional strategies to mitigate this risk and is regularly analyzing the most opportune time to deploy such strategies. The aforementioned goal of increasing deposits, if achieved, will also reduce the short term borrowing level.

Net Interest Income Before Provision for Loan Losses. Net interest income increased by $2.0 million, or 9.2%, to $24.1 million for the three months ended December 31, 2012, from $22.0 million for the three months ended December 31, 2011. The Company’s net interest income, spread and margin over the period are detailed in the chart below.

	Net Interest
For the Three Months Ended	Income Before
	Provision	Spread	Margin
	(Dollars in thousands)
December 31, 2012	$24,071	3.44%	3.67%
September 30, 2012	24,190	3.50%	3.76%
June 30, 2012	23,335	3.40%	3.66%
March 31, 2012	22,298	3.30%	3.58%
December 31, 2011	22,037	3.23%	3.53%
September 30, 2011	20,987	3.02%	3.42%

The Company’s spread and margin increased steadily over the 2012 fiscal year. That expansion had continued into the first quarter of the current fiscal year but retreated somewhat in the current quarter. As previously disclosed, the Company expects that its spread and margin will remain under pressure in the current interest rate environment due to several factors, including: rates on new loan originations and investment purchases; modifications of loans within the existing loan portfolio; prepayments of higher yielding loans and investments; limited ability to further reduce deposit and borrowing costs; promotional interest costs to attract new deposit customers and increases in borrowing costs which may be necessary to reduce interest rate risk. The Company has been able to largely offset these pressures. Several factors have contributed to this result. One such factor has been the utilization of short term borrowings. In the recent rate environment, such borrowings have a very low cost which contributed to the increased spread, margin and net interest income. The shifting of assets out of investments and into higher yielding loans also contributed to increased spread, margin and net interest income. In addition, the Company has been able to lower the cost of overall deposits. The Company believes that the most effective means for it to offset the impact of decreased spread and margin is loan growth, through quality loan originations. The Company has been able to achieve quality loan growth and continuation of this occurrence remains one of its strategic goals. The Company’s largest interest rate risk exposure is to a flat or inverted yield curve.

A component of the strong performance of the spread, margin and net interest income has been prepayment penalties (discussed in “Interest Income”). The prepayment penalties boosted the spread and margin for the quarter ended December 31, 2012 by 18 basis points each. The penalty income also boosted the September 30, 2012 quarterly spread and margin by 21 and 22 basis points, respectively and the June 30, 2012 quarterly spread and margin by 10 basis points each.

The Company’s net interest income and net interest rate spread were both negatively impacted in all periods due to the reversal of accrued interest income on loans delinquent more than 90 days. The total of such income reversed was $486,000 and $322,000 for the three months ended December 31, 2012 and 2011, respectively.

Provision for Loan Losses. The Company recorded provisions for loan losses of $1.5 million for the three months ended December 31, 2012 as compared to $2.0 million for the three months ended December 31, 2011. The activity in the allowance for loan losses for the three months ended December, 2012 and 2011 is presented below:

	Three Months Ended
	December 31,
	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$32,504	$27,540
Provisions charged to operations	1,500	2,000
Recoveries of loans previously charged off	116	—
Loans charged off	(2,211)	(721)

Balance at end of period	$36,331	$30,261

Allowance for loan losses to total loans	1.44%	1.55%
Net charge-offs (annualized) to average loans outstanding	0.40%	0.16%

The primary contributors to the current level of provision for loan losses are the delinquency and nonaccrual totals, changes in loan risk ratings, loan growth, charge-offs and economic factors. The effect on the Company of the storm that impacted our market area in late October 2012 has been immaterial. See additional information regarding the allowance for loan losses in footnote 6 of the financial statements and “Comparison of Financial Condition at December 31, 2012 and June 30, 2012-Net Loans”.

Other Income. Other income decreased $33,000 to $887,000 for the three months ended December 31, 2012, from $920,000 for the three months ended December 31, 2011. The decrease is primarily due to a $342,000 decrease on income from investments in joint ventures. As discussed in prior public releases, income is expected to be below historical levels for the remainder of the fiscal year. The reason primarily relates to one commercial property that incurred flood damage in 2011. Repairs on this property were extensive and the situation has caused changes in the tenant base. During the quarter ended December 31, 2012, the situation was exacerbated by negative adjustments to expected insurance reimbursements. An overall loss of $127,000 was incurred on investments in real estate joint ventures for the quarter ended December 31, 2012, primarily due to the results at the commercial property. The other significant change for the quarter was due to a $262,000 impairment charge for equity securities that was recognized in the 2011 period. A similar charge was not incurred in the 2012 period.

Operating Expenses. Operating expenses increased $443,000 to $9.5 million for the three months ended December 31, 2012, from $9.1 million for the three months ended December 31, 2011. The increase was primarily due to compensation, payroll taxes and fringe benefits, which increased $527,000 to $7.0 million for the three months ended December 31, 2012, from $6.4 million for the three months ended December 31, 2011. The increase was primarily due to expenses associated with the Company’s ESOP as increases in the trading price of Company’s common stock caused increases in related ESOP expenses. There were also increases in direct compensation due to additional staffing and salary adjustments.

Income Tax Expense. Income tax expense for the three months ended December 31, 2012 was $5.2 million on pre-tax income of $14.0 million, resulting in an effective tax rate of 37.3%. Income tax expense for the three months ended December 31, 2011 was $4.3 million on pre-tax income of $11.9 million, resulting in an effective tax rate of 35.9%. The increase in tax rate is primarily due to limitations on deductions associated with compensation expense.

Comparison of Operating Results for the Six Months Ended December 31, 2012 and 2011

Net Income. Net income increased $3.0 million, or 20.0%, to $18.0 million for the six months ended December 31, 2012, from $15.0 million for the corresponding 2011 period. The primary cause of the increased income was increased net interest income and decreased provision for loan losses.

Interest Income. Total interest income increased $3.2 million, or 5.2%, to $63.4 million for the six months ended December 31, 2012, from $60.3 million for the six months ended December 31, 2011. The components of interest income for the six months ended December 31, 2012 and 2011, changed as follows:

	Six Months Ended December 31				Increase / (decrease)
	2012		2011			Average
	$	Yield	$	Yield	$	Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$58,161	5.62%	$52,865	6.06%	$5,296	$324,415	-0.44%
Dividends on FHLB stock	844	4.20%	580	3.75%	264	9,277	0.45%
Interest on securities AFS	132	1.64%	686	1.96%	(554)	(54,117)	-0.32%
Interest on MBS HTM	459	2.60%	475	2.62%	(16)	(920)	-0.02%
Interest on MBS AFS	3,831	1.75%	5,634	1.96%	(1,803)	(136,694)	-0.21%
Interest on federal funds sold and short term investments	2	0.25%	30	0.29%	(28)	(19,066)	-0.04%

Total interest income	$63,429	4.88%	$60,270	4.87%	$3,159	$122,895	0.01%

The explanations provided in “Comparison of Operating Results for the Three Months Ended December 31, 2012 and 2011, Interest Income” regarding changes for the three month period comparison are also applicable to the six month period comparison. Loan originations for the six months ended December 31, 2012 totaled $359.6 million. Prepayment penalties totaled $2.6 million in the 2012 period versus $485,000 in the 2011 period, and boosted annualized loan yield by 25 basis points in the 2012 period versus 6 basis points in the 2011 period.

Interest Expense. Total interest expense decreased $2.1 million, or 12.0%, to $15.2 million for the six months ended December 31, 2012, from $17.2 million for the six months ended December 31, 2011. The components of interest expense for the six months ended December 31, 2012 and 2011, changed as follows:

	Six Months Ended December 31				Increase / (decrease)
	2012		2011			Average
	$	Cost	$	Cost	$	Balance	Cost
	(Dollars in thousands)
Savings deposits	$195	0.28%	$371	0.48%	$(176)	$(16,002)	-0.20%
Money market	1,109	0.50%	1,517	0.79%	(408)	63,022	-0.29%
Checking accounts	273	0.22%	426	0.45%	(153)	54,555	-0.23%
Time deposits	2,892	1.08%	4,661	1.42%	(1,769)	(120,110)	-0.34%

Total deposits	4,469	0.66%	6,975	1.01%	(2,506)	(18,535)	-0.35%
Borrowings	10,699	2.71%	10,271	3.43%	428	190,269	-0.72%

Total interest expense	$15,168	1.41%	$17,246	1.74%	$(2,078)	$171,734	-0.33%

The explanations provided in “Comparison of Operating Results for the Three Months Ended December 31, 2012 and 2011, Interest Expense” regarding changes for the three month period comparison are also applicable to the six month period comparison.

Net Interest Income Before Provision for Loan Losses. Net interest income increased by $5.2 million, or 12.2%, to $48.3 million for the six months ended December 31, 2012, from $43.0 million for the six months ended December 31, 2011. The Company’s net interest rate spread and margin increased to 3.47% and 3.71% for the six months ended December 31, 2012, from 3.13% and 3.48% for the six months ended December 31, 2011, respectively. The factors described in “Comparison of Operating Results for the Three Months Ended December 31, 2012 and 2011, Net Interest Income Before Provision for Loan Losses” also impacted the six month periods. The Company’s net interest income was reduced $1.3 million and $650,000 for the six months ended December 31, 2012 and 2011, respectively, due to the impact of nonaccrual loans.

Provision for Loan Losses. The Company recorded provisions for loan losses of $3.0 million for the six months ended December 31, 2012 as compared to $5.5 million for the six months ended December 31, 2011. A rollforward of the allowance for loan losses for the six months ended December 31, 2012 and 2011 is presented below:

	Six Months Ended
	December 31,
	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$31,187	$26,514
Provisions charged to operations	3,000	5,500
Recoveries of loans previously charged off	117	—
Loans charged off	(2,395)	(3,195)

Balance at end of period	$31,909	$28,819

Allowance for loan losses to total loans	1.44%	1.55%
Net charge-offs (annualized) to average loans outstanding	0.22%	0.37%

See discussion of the allowance for loan losses in “Comparison of Financial Condition at December 31, 2012 and June 30, 2012” and footnote 6 of the financial statements.

Other Income. Other income decreased $714,000 to $2.1 million for the six months ended December 31, 2012 from $2.8 million for the six months ended December 31, 2011. The six month period was also impacted by the issues described in “Comparison of Operating Results for the Three Months Ended December 31, 2012 and 2011, Other Income” regarding income from investments in joint ventures and net loss on sale of and write down of securities. In addition, a net gain on sale of assets of $557,000 was realized in 2011. This net gain primarily pertained to the sale of a loan classified as held for sale. Gains on sale of assets totaled $44,000 in the 2012 period resulting in a decrease of $513,000 between the periods.

Operating Expenses. Operating expenses increased $1.5 million to $18.7 million for the six months ended December 31, 2012, from $17.3 million for the six months ended December 31, 2011. The increase was primarily due to compensation, payroll taxes and fringe benefits, which increased $1.8 million to $13.9 million for the six months ended December 31, 2012, from $12.0 million for the six months ended December 31, 2011. The six month period was also impacted by the issues described in “Comparison of Operating Results for the Three Months Ended December 31, 2012 and 2011, Other Expenses” but was also impacted by costs associated with stock based compensation. Stock awards and options were granted under the Company’s 2011 Equity Incentive Plan (“the Equity Plan”) on August 18, 2011. The 2011 period only contained 4.5 months of amortization of Equity Plan costs versus 6 months in the 2012 period. Expenses associated with the Equity Plan were $710,000 greater in the 2012 period versus the 2011 period.

Income Tax Expense. Income tax expense for the six months ended December 31, 2012, was $10.7 million, due to pre-tax income of $28.6 million, resulting in an effective tax rate of 37.3%. For the six months ended December 31, 2011, income tax expense was $8.1 million, due to pre-tax income of $23.1 million, resulting in an effective tax rate of 35.2%. The increase in tax rate is primarily due to limitations on deductions associated with compensation expense.

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

At December 31, 2012 and June 30, 2012, the Company had $135.0 million and $161.6 million in overnight borrowings from the FHLB, respectively. In addition, the Company had additional short term borrowings at December 31, 2012 totaling $150.0 million and maturing on January 7, 2013. The Company had total borrowings of $893.6 million at December 31, 2012 and $745.9 million at June 30, 2012. The Company’s total borrowings at December 31, 2012 include $608.6 million in longer term borrowings with the FHLB. In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At December 31, 2012, outstanding commitments to originate loans totaled $113.0 million and outstanding commitments to extend credit totaled $24.5 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $372.2 million at December 31, 2012. Based upon historical experience, management estimates that a large portion of such deposits will remain with the Company. The portion that remains will be significantly impacted by the renewal rates offered by the Company.

On September 29, 2009, the Federal Deposit Insurance Corporation issued a rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. On December 30, 2009, the Company paid $8.2 million in estimated assessments, of which $3.7 million is prepaid at December 31, 2012.

As of December 31, 2012 and June 30, 2012, the Company and Bank exceeded all regulatory capital requirements as follows:

	December 31, 2012
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital (to risk-weighted assets)	$531,521	22.4%	$189,767	8.0%
Tier I capital (to risk-weighted assets)	501,842	21.2	94,883	4.0
Tier I capital (to average assets)	501,842	18.2	110,226	4.0

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Total capital (to risk-weighted assets)	$439,320	18.8%	$187,458	8.0%
Tier I capital (to risk-weighted assets)	409,997	17.5	93,729	4.0
Tier I capital (to average assets)	409,997	14.8	111,125	4.0

	At June 30, 2012
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital (to risk-weighted assets)	$534,102	24.48%	$174,509	8.0%
Tier I capital (to risk-weighted assets)	506,787	23.23	87,255	4.0
Tier I capital (to average assets)	506,787	19.02	106,607	4.0

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Total capital (to risk-weighted assets)	$438,837	20.51%	$171,207	8.0%
Tier I capital (to risk-weighted assets)	412,031	19.25	85,603	4.0
Tier I capital (to average assets)	412,031	15.42	106,858	4.0

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

Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. Management actively monitors the interest rate risk position of the Company. As initially discussed in the Company’s Form 10-Q for the quarterly period ended December 31, 2011, and also discussed in “Comparison of Financial Condition at December 31, 2012 and June 30, 2012” and “Comparison of Operating Results for the Three Months Ended December 31, 2012 and 2011,” the Company is not currently following strategy (ii), above. Management is aware that the Company’s interest rate risk remained at an elevated level over the quarter. The elevated level, versus historical amounts, is primarily due to the level of short term borrowings as well as a reduced investment and mortgage backed security position. Management feels the level of interest rate risk is manageable and has previously executed strategies to limit the elevation of the risk. The Company is poised to deploy additional strategies to mitigate this risk and is regularly analyzing the most opportune time to deploy such strategies. The execution of these strategies may have a negative impact on net interest income. Given the current interest rate outlook, management intends to continue to maintain an elevated level of interest rate risk (versus historical amounts).

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

The table below sets forth, as of December 31, 2012, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
				NPV Ratio (4)	Increase (Decrease) basis points
		Amount	Percent
(Dollars in thousands)
+200	$483,161	$(119,078)	(19.8)%	17.5%	(289)
+100	539,098	(63,141)	(10.5)	18.9	(149)
0	602,239	—	0.0	20.4	—
-100	673,194	70,955	11.8	22.1	165

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2012, in the event of a 100 basis point decrease in interest rates, we would experience an 11.8% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 19.8% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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

The following table shows the Company’s repurchases of its common stock for each calendar month in the quarter ended December 31, 2012 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans (1)
October 2012	—	$—	—	1,801,381
November 2012	—	—	—	1,801,381
December 2012	—	—	—	1,801,381

	—		—

(1)	On November 14, 2011, the Company announced its third Share Repurchase Program, which authorized the purchase of an additional 5% of its outstanding shares of common stock, or 2,278,776 shares. This stock repurchase program commenced upon the completion of the second repurchase program on November 14, 2011. The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company conducts such repurchases in accordance with a Rule 10b5-1 trading plan. This program has no expiration date and has 1,801,381 shares yet to be purchased as of December 31, 2012.

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

ORITANI FINANCIAL CORP.

Date: February 8, 2013	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date: February 8, 2013	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer