Form 10-Q
period 2013-03-31
Oritani Financial Corp
filed 2013-05-09
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
    YES  ☒    NO  ☐
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
    YES  ☐    NO  ☒
As of May 09, 2013, there were 56,245,065 shares of the Registrant’s common stock, par value $0.01 per share, issued and 45,371,031 shares outstanding.

Oritani Financial Corp.
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2013	June 30, 2012
	(unaudited)	(audited)
Assets
Cash on hand and in banks	$3,891	$4,016
Federal funds sold and short term investments	4,843	7,423
Cash and cash equivalents	8,734	11,439
Loans, net	2,222,267	1,992,817
Securities available for sale, at market value	360,084	499,951
Securities held to maturity, market value of $44,701 and $37,648	43,342	36,130
Bank Owned Life Insurance (at cash surrender value)	58,203	46,283
Federal Home Loan Bank of New York stock (“FHLB”), at cost	44,286	38,222
Accrued interest receivable	9,888	10,630
Investments in real estate joint ventures, net	5,349	5,441
Real estate held for investment	920	1,123
Real estate owned	4,361	2,740
Office properties and equipment, net	15,122	15,442
Deferred tax assets, net	28,656	25,570
Other assets	13,993	15,194
Total Assets	$2,815,205	$2,700,982
Liabilities
Deposits	$1,366,000	$1,389,706
Borrowings	877,072	745,865
Advance payments by borrowers for taxes and insurance	16,301	15,217
Other liabilities	44,266	39,485
Total liabilities	2,303,639	2,190,273
Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 45,371,031 shares outstanding at March 31, 2013 and 45,198,765 shares outstanding at June 30, 2012	562	562
Additional paid-in capital	498,125	495,704
Unallocated common stock held by the employee stock ownership plan	(26,204)	(27,582)
Restricted Stock Awards	(15,730)	(19,146)
Treasury stock, at cost; 10,874,034 shares at March 31, 2013 and 11,046,300 shares at June 30, 2012	(141,402)	(143,469)
Retained income	192,280	200,718
Accumulated other comprehensive income, net of tax	3,935	3,922
Total stockholders’ equity	511,566	510,709
Total Liabilities and Stockholders’ Equity	$2,815,205	$2,700,982
See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Income
(In thousands, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
	unaudited
Interest income:
Interest on mortgage loans	$30,229	$27,273	$88,390	$80,138
Interest on securities available for sale	1,635	2,578	5,598	8,898
Interest on securities held to maturity	243	212	702	687
Dividends on FHLB stock	472	427	1,316	1,007
Interest on federal funds sold and short term investments	1	1	3	31
Total interest income	32,580	30,491	96,009	90,761
Interest expense:
Deposits	2,011	3,036	6,480	10,011
Borrowings	5,273	5,157	15,972	15,428
Total interest expense	7,284	8,193	22,452	25,439
Net interest income before provision for loan losses	25,296	22,298	73,557	65,322
Provision for loan losses	600	1,500	3,600	7,000
Net interest income after provision for loan losses	24,696	20,798	69,957	58,322
Other income:
Service charges	214	245	664	857
Real estate operations, net	222	302	848	888
(Loss) income from investments in real estate joint ventures	(41)	442	(29)	858
Bank-owned life insurance	460	391	1,320	1,195
Net gain on sale of assets	87	73	131	630
Net writedown of securities	—	—	—	(262)
Other income	63	60	183	173
Total other income	1,005	1,513	3,117	4,339
Other expenses:
Compensation, payroll taxes and fringe benefits	7,110	6,261	20,991	18,295
Advertising	91	137	271	407
Office occupancy and equipment expense	737	656	2,119	1,934
Data processing service fees	410	413	1,217	1,088
Federal insurance premiums	385	322	986	938
Real estate operations	189	124	299	672
Other expenses	983	919	2,761	2,750
Total operating expenses	9,905	8,832	28,644	26,084
Income before income tax expense	15,796	13,479	44,430	36,577
Income tax expense	5,879	5,064	16,556	13,201
Net income	$9,917	$8,415	$27,874	$23,376
Earnings per basic common share	$0.23	$0.20	$0.66	$0.53
Earnings per diluted common share	$0.23	$0.20	$0.65	$0.52
See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Comprehensive Income
(In thousands, unaudited)

	Three months ended March 31,		Nine months ended March 31,
	2013	2012	2013	2012
Gross:
Net income	$15,796	$13,479	$44,430	$36,577
Other comprehensive income
Unrealized holding (gain) loss on securities available for sale	(704)	(1,007)	(239)	3,654
Reclassification adjustment for security losses included in net income	—	—	—	262
Amortization related to post-retirement obligations	50	26	271	126
Change in funded status of retirement obligations	—	—	—	(141)
Reclassification adjustment for retirement obligation losses included in net income	—	—	—	241
Total other comprehensive income	(654)	(981)	32	4,142
Total comprehensive income	15,142	12,498	44,462	40,719
Tax applicable to:
Net income	5,879	5,064	16,556	13,201
Other comprehensive income
Unrealized holding (gain) loss on securities available for sale	(290)	(411)	(91)	1,494
Reclassification adjustment for security losses included in net income	—	—	—	107
Amortization related to post-retirement obligations	21	11	110	51
Change in funded status of retirement obligations	—	—	—	(56)
Reclassification adjustment for retirement obligation losses included in net income	—	—	—	96
Total other comprehensive income	(269)	(400)	19	1,692
Total comprehensive income	5,610	4,664	16,575	14,893
Net of tax:
Net income	9,917	8,415	27,874	23,376
Other comprehensive income
Unrealized holding (gain) loss on securities available for sale	(414)	(596)	(148)	2,160
Reclassification adjustment for security losses included in net income	—	—	—	155
Amortization related to post-retirement obligations	29	15	161	75
Change in funded status of retirement obligations	—	—	—	(85)
Reclassification adjustment for retirement obligation losses included in net income	—	—	—	145
Total other comprehensive income	(385)	(581)	13	2,450
Total comprehensive income	$9,532	$7,834	$27,887	$25,826
See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Stockholders’ Equity
Nine Months ended March 31, 2013 and 2012 (unaudited)
(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Un- allocated common stock held by ESOP	Retained income	Accumu- lated other compre- hensive income, net of tax	Total stock- holders’ equity
Balance at June 30, 2011	55,513,265	$562	$489,593	$—	$(9,300)	$(28,808)	$190,955	$2,410	$645,412
Net income	—	—	—	—	—	—	23,376	—	23,376
Other comprehensive income, net of tax	—	—	—	—	—	—	—	2,450	2,450
Cash dividend declared	—	—	—	—	—	—	(15,539)	—	(15,539)
Purchase of treasury stock	(10,068,905)	—	—	—	(130,863)	—	—	—	(130,863)
Purchase of restricted stock awards	(1,598,100)	—	—	(19,266)	—	—	—	—	(19,266)
Issuance of restricted stock awards	1,598,100	—	—	—	—	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	3,760	—	—	—	—	—	3,760
ESOP shares allocated or committed to be released	—	—	514	—	—	920	—	—	1,434
Exercise of stock options	12,774	—	—	—	165	—	(33)	—	132
Vesting of restricted stock awards	—	—	(60)	60	—	—	—	—	—
Forfeiture of restricted stock awards	(5,000)			60	(60)				—
Tax benefit from stock-based compensation	—	—	143	—	—	—	—	—	143
Balance at March 31, 2012	45,452,134	$562	$493,950	$(19,146)	$(140,058)	$(27,888)	$198,759	$4,860	$511,039
Balance at June 30, 2012	45,198,765	$562	$495,704	$(19,146)	$(143,469)	$(27,582)	$200,718	$3,922	$510,709
Net income	—	—	—	—	—	—	27,874	—	27,874
Other comprehensive income, net of tax	—	—	—	—	—	—	—	13	13
Cash dividend declared	—	—	—	—	—	—	(35,688)	—	(35,688)
Purchase of treasury stock	(103,095)	—	—	—	(1,524)	—	—	—	(1,524)
Issuance of restricted stock awards	45,000			(585)	585				—
Compensation cost for stock options and restricted stock	—	—	4,524	—	—	—	—	—	4,524
ESOP shares allocated or committed to be released	—	—	1,043	—	—	1,378	—	—	2,421
Exercise of stock options	244,361	—	—	—	3,176	—	(589)	—	2,587
Vesting of restricted stock awards	—	—	(3,796)	3,831	—	—	(35)	—	—
Forfeiture of restricted stock awards	(14,000)		—	170	(170)				—
Tax benefit from stock-based compensation	—	—	650	—	—	—	—	—	650
Balance at March 31, 2013	45,371,031	$562	$498,125	$(15,730)	$(141,402)	$(26,204)	$192,280	$3,935	$511,566
See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$27,874	$23,376
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	6,945	5,194
Depreciation of premises and equipment	733	684
Net amortization and accretion of premiums and discounts on securities	1,732	1,763
Provision for losses on loans	3,600	7,000
Amortization and accretion of deferred loan fees, net	(2,177)	(1,156)
Increase in deferred taxes	(3,215)	(2,020)
Gain on sale of loans	(80)	—
Impairment charge on securities	—	262
Gain on sale of other assets	—	(564)
Gain on sale of real estate owned	(51)	(66)
Writedown of real estate owned	150	230
Proceeds from sale of real estate owned	1,099	1,800
Increase in cash surrender value of bank owned life insurance	(1,320)	(1,195)
Decrease (increase) in accrued interest receivable	742	(520)
Decrease in other assets	2,069	5,618
Increase in other liabilities	4,966	2,440
Net cash provided by operating activities	43,067	42,846
Cash flows from investing activities:
Net increase in loans receivable	(237,659)	(242,133)
Purchase of mortgage loans	—	(2,000)
Proceeds from sale of mortgage loans	3,562	—
Purchase of securities available for sale	—	(155,576)
Purchase of securities held to maturity	(10,629)	—
Proceeds from payments, calls and maturities of securities available for sale	137,949	210,638
Proceeds from payments, calls and maturities of securities held to maturity	3,363	5,137
Purchase of Bank Owned Life Insurance	(10,600)	—
Purchase of Federal Home Loan Bank of New York stock	(6,064)	(8,172)
Net decrease (increase) in real estate held for investment	83	(29)
Net decrease (increase) in real estate joint ventures	26	(288)
Purchase of fixed assets	(413)	(1,254)
Proceeds from sale of other assets	—	2,748
Net cash used in investing activities	(120,382)	(190,929)
Cash flows from financing activities:
Net (decrease) increase in deposits	(23,706)	8,101
Purchase of treasury stock	(1,524)	(130,863)
Purchase of restricted stock awards	—	(19,266)

	Nine months ended March 31,
	2013	2012
Dividends paid to shareholders	(35,688)	(15,539)
Exercise of stock options	2,587	132
Decrease in advance payments by borrowers for taxes and insurance	1,084	1,705
Proceeds from borrowed funds	322,757	215,400
Repayment of borrowed funds	(191,550)	(33,800)
Tax benefit from stock based compensation	650	143
Net cash provided by financing activities	74,610	26,013
Net decrease in cash and cash equivalents	(2,705)	(122,070)
Cash and cash equivalents at beginning of period	11,439	133,243
Cash and cash equivalents at end of period	$8,734	$11,173
Supplemental cash flow information:
Cash paid during the period for:
Interest	$22,627	$25,713
Income taxes	$17,270	$10,001
Noncash transfer
Loans receivable transferred to real estate owned	$3,304	$2,206
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
In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine months period ended March 31, 2013 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2013.
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
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at March 31, 2013 and June 30, 2012 and in the Consolidated Statements of Income for the three and nine months ended March 31, 2013 and 2012. Actual results could differ significantly from those estimates.
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

	For the Three Months ended March 31,		For the Nine Months ended March 31,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net income	$9,917	$8,415	$27,874	$23,376
Weighted average common shares outstanding—basic	42,208	42,092	42,048	44,492
Effect of dilutive non-vested shares and stock options outstanding	945	536	845	512
Weighted average common shares outstanding—diluted	43,153	42,628	42,893	45,004
Earnings per share-basic	$0.23	$0.20	$0.66	$0.53
Earnings per share-diluted	$0.23	$0.20	$0.65	$0.52

3. Stock Repurchase Program
On June 27, 2011, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company repurchased 5,624,506 shares, representing approximately 10% of its then outstanding shares. A second stock repurchase plan, for 10% of the outstanding shares, or 5,062,056 shares, was announced on September 14, 2011 and a third repurchase plan for 5% of the outstanding shares, or 2,278,776 shares, was announced on November 14, 2011. At March 31, 2013, a total of 11,159,700 shares were acquired under these repurchase programs at a weighted average cost of $13.00 per share. The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company conducts such repurchases in accordance with a Rule 10b5-1trading plan. At March 31, 2013, there are 1,801,381 shares yet to be purchased under the current plan.

4. Equity Incentive Plans
The 2007 Equity Incentive Plan (“the 2007 Equity Plan”) was approved by the Company’s stockholders on April 22, 2008, which authorized the issuance of up to 4,172,817 shares of Company common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights, and restricted stock awards. The 2011 Equity Incentive Plan (“2011 Equity Plan”) was approved by the Company’s stockholders on July 26, 2011. The 2011 Equity Plan authorized the issuance of up to 5,790,849 shares of the Company’s common stock pursuant to grants of stock options, restricted stock awards and restricted stock units, with no more than1,654,528 of the shares be issued as restricted stock awards or restricted stock units. Employees and outside directors of the Company or Oritani Bank are eligible to receive awards under the Equity Plans.
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

The fair value of the options issued during the nine months ended March 31, 2013 and 2012 was estimated using the Black-Scholes options-pricing model with the following assumptions:

	Nine months ended March 31,
	2013	2012
Option shares granted	100,000	3,900,250
Expected dividend yield	5.38%	4.42%
Expected volatility	35.25%	37.10%
Risk-free interest rate	0.99%	1.30%
Expected option life	6.5	6.5
The following is a summary of the Company’s stock option activity and related information for its options plan as of March 31, 2013 and changes therein during the nine months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2012	6,619,245	$2.54	$11.32	7.8
Granted	100,000	2.65	14.55	10.0
Exercised	(244,354)	2.29	10.41	5.9
Forfeited	(32,000)	2.67	13.58	9.2
Expired	—	—	—	—
Outstanding at March 31, 2013	6,442,891	$2.55	$11.39	7.1
Exercisable at March 31, 2013	3,243,091
The Company recorded $534,000 and $516,000 of share based compensation expense related to the options granted for the three months ended March 31, 2013 and 2012, respectively and $1.6 million and $1.3 million or the nine months ended March 31, 2013 and 2012, respectively. Expected future expense related to the non-vested options outstanding at March 31, 2013 is $7.2 million over a weighted average period of 3.4 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.
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
The following is a summary of the status of the Company’s restricted stock shares as of March 31, 2013 and changes therein during the nine months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2012	1,588,100	$11.95
Granted	45,000	14.55
Vested	(317,620)	11.95
Forfeited	(14,000)	13.80
Non-vested at March 31, 2013	1,301,480	$12.02
The Company recorded $982,000 and $945,000 of share based compensation expense related to the restricted stock shares granted for the three months ended March 31, 2013 and 2012, respectively and $2.9 million and $2.4 million for the nine months ended March 31, 2013 and 2012, respectively. Expected future expense related to the non-vested restricted shares at March 31, 2013 is $13.2 million over a weighted average period of 3.4 years.

5. Postretirement Benefits
The Company provides several post-retirement benefit plans to directors and to certain active and retired employees. The Company has a nonqualified Directors’ Retirement Plan (the Retirement Plan), a nonqualified Benefit Equalization Plan (BEP Plan) which provides benefits to employees who are disallowed certain benefits under the Company’s qualified benefit plans and a Post Retirement Medical Plan (the Medical Plan) for directors and certain eligible employees. Net periodic benefit costs for the three and nine months ended March 31, 2013 and 2012 are presented in the following tables.

	Retirement Plan		BEP Plan		Medical Plan
	Three months ended March 31,
	2013	2012	2013	2012	2013	2012
	(In thousands)
Service cost	$38	$35	$—	$—	$24	$15
Interest cost	49	54	8	9	66	44
Loss recognized	—	—	—	—	—	—
Amortization of unrecognized:
Prior service cost	15	15	—	—	—	—
Net loss (gain)	36	(1)	7	2	(8)	10
Total	$138	$103	$15	$11	$82	$69

	Nine months ended March 31,
	2013	2012	2013	2012	2013	2012
	(In thousands)
Service cost	$114	$160	$—	$—	$51	$59
Interest cost	148	165	26	52	107	140
Loss recognized	—	—	—	241	—	—
Amortization of unrecognized:
Prior service cost	45	45	—	—	—	—
Net loss	110	24	20	10	96	47
Total	$417	$394	$46	$303	$254	$246

The $241,000 loss recognized in the BEP Plan during the 2012 period was recognized in accordance with settlement accounting. A portion of this plan was settled during the three months ended December 31, 2011. The loss was due to the actuarial discount utilized in calculation of the settlement versus the assumed discount rate that had been utilized in plan valuation.

6. Loans
Net Loans are summarized as follows:

	March 31, 2013	June 30, 2012
	(In thousands)
Residential	$129,747	$139,072
Multifamily	859,149	679,783
Commercial real estate	1,189,091	1,116,335
Second mortgage and equity loans	25,741	30,052
Construction and land loans	42,465	48,887
Other loans	17,551	17,622
Total loans	2,263,744	2,031,751
Less:
Deferred loan fees, net	(9,515)	(7,747)
Allowance for loan losses	(31,962)	(31,187)
Net loans	$2,222,267	$1,992,817
The Company’s allowance for loan losses is analyzed quarterly and many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other environmental factors. See discussion of delinquent loans in “Comparison of Financial Condition at March 31, 2013 and June 30, 2012.” There have been no material changes to the allowance for loan loss methodology disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 12, 2012.
The activity in the allowance for loan losses for the three and nine months ended March 31, 2013 and 2012 is summarized as follows:

	Three months ended March 31,		Nine months ended March 31,
	(In thousands)
	2013	2012	2013	2012
Balance at beginning of period	$31,909	$28,819	$31,187	$26,514
Provisions for loan losses	600	1,500	3,600	7,000
Recoveries of loans previously charged off	35	59	152	59
Loans charged off	(582)	(129)	(2,977)	(3,324)
Balance at end of period	$31,962	$30,249	$31,962	$30,249
The following table provides the three and nine month activity in the allowance for loan losses allocated by loan category at March 31, 2013 and 2012. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	For the three months ended March 31, 2013
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$2,429	$3,816	$20,242	$424	$1,390	$491	$3,117	$31,909
Charge-offs	—	—	(582)	—	—	—	—	(582)
Recoveries	—	—	—	—	35	—	—	35
Provisions	(162)	491	546	(15)	(284)	(25)	49	600
Ending balance	$2,267	$4,307	$20,206	$409	$1,141	$466	$3,166	$31,962

	For the nine months ended March 31, 2013
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$2,343	$3,113	$20,087	$475	$2,498	$348	$2,323	$31,187
Charge-offs	—	—	(1,151)	—	(1,826)	—	—	(2,977)
Recoveries	—	115	—	—	37	—	—	152
Provisions	(76)	1,079	1,270	(66)	432	118	843	3,600
Ending balance	$2,267	$4,307	$20,206	$409	$1,141	$466	$3,166	$31,962

	For the three months ended March 31, 2012
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,674	$2,710	$17,521	$501	$4,169	$328	$1,916	$28,819
Charge-offs	(55)	—	(74)	—	—	—	—	(129)
Recoveries	16	—	—	—	43	—	—	59
Provisions	727	92	1,709	(106)	(798)	(219)	95	1,500
Ending balance	$2,362	$2,802	$19,156	$395	$3,414	$109	$2,011	$30,249

	For the nine months ended March 31, 2012
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,274	$2,703	$15,597	$369	$3,455	$1,625	$1,491	$26,514
Charge-offs	(520)	(194)	(115)	—	(897)	(1,598)	—	(3,324)
Recoveries	16	—	—	—	43	—	—	59
Provisions	1,592	293	3,674	26	813	82	520	7,000
Ending balance	$2,362	$2,802	$19,156	$395	$3,414	$109	$2,011	$30,249

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at March 31, 2013 and June 30, 2012.

	At March 31, 2013
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$282	$888	$647	$—	$—	$—	$—	$1,817
Collectively evaluated for impairment	1,985	3,419	19,559	409	1,141	466	3,166	30,145
Total	$2,267	$4,307	$20,206	$409	$1,141	$466	$3,166	$31,962
Loans receivable:
Individually evaluated for impairment	$2,295	$6,200	$10,022	$—	$4,873	$—		$23,390
Collectively evaluated for impairment	127,452	852,949	1,179,069	25,741	37,592	17,551		2,240,354
Total	$129,747	$859,149	$1,189,091	$25,741	$42,465	$17,551		$2,263,744

	At June 30, 2012
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$549	$—	$1,210	$—	$—	$1,759
Collectively evaluated for impairment	2,343	3,113	19,538	475	1,288	348	2,323	29,428
Total	$2,343	$3,113	$20,087	$475	$2,498	$348	$2,323	$31,187
Loans receivable:
Individually evaluated for impairment	$379	$—	$7,112	$—	$9,824	$—		$17,315
Collectively evaluated for impairment	138,693	679,783	1,109,223	30,052	39,063	17,622		2,014,436
Total	$139,072	$679,783	$1,116,335	$30,052	$48,887	$17,622		$2,031,751

The Company continuously monitors the credit quality of its loans receivable. In addition to internal staff, the Company utilizes the services of a third party loan review firm to rate the credit quality of its loan receivables. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified as “Satisfactory” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Pass/Watch” have generally acceptable asset quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such characteristics include strained liquidity, slow pay, stale financial statements or other circumstances requiring greater attention from bank staff. We classify an asset as “Special Mention” if the asset has a potential weakness that warrants management’s close attention. Such weaknesses, if left uncorrected may result in the deterioration of the repayment prospects of the asset. An asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Included in the Substandard caption are all loans that were past due 90 days (or more) and all impaired loans. The following table provides information about the loan credit quality at March 31, 2013 and June 30, 2012:

	Credit Quality Indicators at March 31, 2013
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$117,514	$7,259	$408	$4,566	$—	$129,747
Multifamily	827,902	17,928	2,827	10,492	—	859,149
Commercial real estate	1,050,934	71,515	43,095	23,547	—	1,189,091
Second mortgage and equity loans	25,496	—	149	96	—	25,741
Construction and land loans	17,800	19,152	640	4,873	—	42,465
Other loans	17,482	—	—	69	—	17,551
Total	$2,057,128	$115,854	$47,119	$43,643	$—	$2,263,744

	Credit Quality Indicators at June 30, 2012
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$125,208	$6,923	$1,722	$5,219	$—	$139,072
Multifamily	649,083	21,465	3,231	6,004	—	679,783
Commercial real estate	973,235	84,009	35,298	23,793	—	1,116,335
Second mortgage and equity loans	29,651	127	7	267	—	30,052
Construction and land loans	15,771	19,667	2,750	10,699	—	48,887
Other loans	17,505	—	—	117	—	17,622
Total	$1,810,453	$132,191	$43,008	$46,099	$—	$2,031,751

The following table provides information about loans past due at March 31, 2013 and June 30, 2012:

	At March 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual
	(In thousands)
Residential	$2,634	$427	$3,433	$6,494	$123,253	$129,747	$4,192
Multifamily	601	—	6,836	7,437	851,712	859,149	6,836
Commercial real estate	4,006	4,804	6,388	15,198	1,173,893	1,189,091	8,238
Second mortgage and equity loans	—	149	96	245	25,496	25,741	96
Construction and land loans	—	—	3,188	3,188	39,277	42,465	4,874
Other loans	—	31	—	31	17,520	17,551	68
Total	$7,241	$5,411	$19,941	$32,593	$2,231,151	$2,263,744	$24,304

	At June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual
	(In thousands)
Residential	$1,924	$1,722	$4,539	$8,185	$130,887	$139,072	$4,573
Multifamily	5,374	1,125	616	7,115	672,668	679,783	616
Commercial real estate	6,358	2,520	6,124	15,002	1,101,333	1,116,335	6,124
Second mortgage and equity loans	127	7	267	401	29,651	30,052	274
Construction and land loans	—	3,188	4,895	8,083	40,804	48,887	6,637
Other loans	—	—	118	118	17,504	17,622	118
Total	$13,783	$8,562	$16,559	$38,904	$1,992,847	$2,031,751	$18,342

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. At March 31, 2013 impaired loans were primarily collateral-dependent and totaled $23.4 million, of which $9.0 million had a specific allowance for credit losses of $1.8 million and $14.4 million of impaired loans had no related allowance for credit losses. At June 30, 2012 impaired loans were primarily collateral dependent and totaled $17.3 million, of which $7.3 million had a related allowance for credit losses of $1.8 million and $10.0 million of impaired loans had no related allowance for credit losses.

The following table provides information about the Company’s impaired loans at March 31, 2013 and June 30, 2012:

	Impaired Financing Receivables
	At March 31, 2013			Nine months ended March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded;
Multifamily	$2,456	$2,456	$—	$2,458	$17
Commercial real estate	7,027	7,027	—	7,068	150
Construction and land loans	4,873	4,873	—	4,903	—
	14,356	14,356	—	14,429	167
With an allowance recorded:
Residential	$2,013	$2,295	$282	$2,104	$17
Multifamily	2,856	3,744	888	3,448	45
Commercial real estate	2,348	2,995	647	2,719	6
	7,217	9,034	1,817	8,271	68
Total:
Residential	$2,013	$2,295	$282	$2,104	$17
Multifamily	5,312	6,200	888	5,906	62
Commercial real estate	9,375	10,022	647	9,787	156
Construction and land loans	4,873	4,873	—	4,903	—
	$21,573	$23,390	$1,817	$22,700	$235

	Impaired Financing Receivables
	At June 30, 2012			Year ended June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded;
Residential	$379	$379	$—	$389	$20
Commercial real estate	4,712	4,712	—	4,808	318
Construction and land loans	4,930	4,930	—	5,017	188
	10,021	10,021	—	10,214	526
With an allowance recorded:
Commercial real estate	$1,851	$2,400	$549	$2,523	$45
Construction and land loans	3,684	4,894	1,210	3,979	—
	5,535	7,294	1,759	6,502	45
Total:
Residential	$379	$379	$—	$389	$20
Commercial real estate	6,563	7,112	549	7,331	363
Construction and land loans	8,614	9,824	1,210	8,996	188
	$15,556	$17,315	$1,759	$16,716	$571

Troubled debt restructured loans (“TDRs”) are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. The Company has selectively modified certain borrower’s loans to enable the borrower to emerge from delinquency and keep their loans current. The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period. Management classifies all TDRs as impaired loans. Included in impaired loans at March 31, 2013 are $6.9 million of loans which are deemed TDRs. At June 30, 2012, TDRs totaled $11.7 million.
The following table presents additional information regarding the Company’s TDRs as of March 31, 2013 and June 30, 2012:

	Troubled Debt Restructurings at March 31, 2013
	Performing	Nonperforming	Total
	(In thousands)
Residential	$375	$200	$575
Commercial real estate	4,634	—	4,634
Construction and land loans	—	1,686	1,686
Total	$5,009	$1,886	$6,895
Allowance	$37	$20	$57

	Troubled Debt Restructurings at June 30, 2012
	Performing	Nonperforming	Total
	(In thousands)
Residential	$379	$—	$379
Commercial real estate	4,712	—	4,712
Construction and land loans	—	6,636	6,636
Total	$5,091	$6,636	$11,727
Allowance	$—	$1,210	$1,210

The following tables summarize loans that were modified in a troubled debt restructuring during the nine months ended March 31, 2013.

	Nine months ended March 31, 2013
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential	1	$187	$180
Total	1	$187	$180
The relationship in the table above was granted a reduced rate and extended maturity.
There have not been any loans that were restructured during the last twelve months that have subsequently defaulted during the current quarter ended March 31, 2013.

7. Investment Securities
Securities Held to Maturity
The following is a comparative summary of securities held to maturity at March 31, 2013 and June 30, 2012:

	March 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Mortgage-backed securities:
FHLMC	$4,672	$309	$—	$4,981
FNMA	34,158	1,053	198	35,013
GNMA	3,052	150	—	3,202
CMO	1,460	45	—	1,505
	$43,342	$1,557	$198	$44,701

	June 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Mortgage-backed securities:
FHLMC	$5,438	$308	$—	$5,746
FNMA	24,955	988	—	25,943
GNMA	3,200	150	—	3,350
CMO	2,537	72	—	2,609
	$36,130	$1,518	$—	$37,648

The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years ; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
The Company did not sell any securities held to maturity during the nine months ended March 31, 2013 and 2012. Securities with fair values of $33.4 million and $24.0 million at March 31, 2013 and June 30, 2012, respectively, were pledged as collateral for advances. The Company did not record other than temporary impairment charges on securities held to maturity during the nine months ended March 31, 2013 and 2012.
Gross unrealized losses on securities held to maturity and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 were as follows:

	March 31, 2013
	Less than 12 months		Greater than 12 months		Total
	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$7,367	198	—	—	7,367	198
	$7,367	198	—	—	7,367	198

There were no unrealized losses on securities held to maturity at June 30, 2012. Management evaluated the securities in the above tables and concluded that none of the securities with losses has impairments that are other-than-temporary.

Securities Available for Sale
The following is a comparative summary of securities available for sale at March 31, 2013 and June 30, 2012:

	March 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$9,987	$325	$—	$10,312
Equity securities	1,210	469	—	1,679
Mortgage-backed securities:
FHLMC	10,441	360	—	10,801
FNMA	46,724	2,856	—	49,580
CMO	282,170	5,716	174	287,712
	$350,532	$9,726	$174	$360,084

	June 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$24,283	$339	$—	$24,622
Equity securities	1,210	240	41	1,409
Mortgage-backed securities:
FHLMC	15,822	614	—	16,436
FNMA	59,232	3,113	—	62,345
CMO	389,613	5,825	299	395,139
	$490,160	$10,131	$340	$499,951
The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years ; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
The Company did not sell any securities available for sale during the nine months ended March 31, 2013 and 2012. There were no impairment charges on available for sale securities for the nine months ended March 31, 2013. The Company recorded a non-cash impairment charge to earnings of $262,000 for the nine months ended March 31, 2012 on equity securities. The Equity securities caption relates to holdings of shares in financial institutions common stock. Available for sale securities with fair values of $278.5 million and $357.6 million at March 31, 2013 and June 30, 2012, respectively, were pledged as collateral for advances.
Gross unrealized losses on securities available for sale and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2013 and June 30, 2012 were as follows:

	March 31, 2013
	Less than 12 months		Greater than 12 months		Total
	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
CMO	$—	—	14,754	174	14,754	174
	$—	—	14,754	174	14,754	174

	June 30, 2012
	Less than 12 months		Greater than 12 months		Total
	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses
	(In thousands)
Equity securities	505	41	—	—	505	41
Mortgage-backed securities:
CMO	19,856	299	—	—	19,856	299
	$20,361	340	—	—	20,361	340
Management evaluated the securities in the above tables and concluded that none of the securities with losses has impairments that are other-than-temporary.

8. Deposits
Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. The Bank accepts brokered deposits on a limited basis, when deemed cost effective. At March 31, 2013 and June 30, 2012, we had brokered time deposits totaling $22.9 million with weighted average interest rates of 2.46% and weighted average maturities of 3.1 years and 3.8 years , respectively. Deposit balances are summarized as follows:

	March 31, 2013	June 30,2012
	Amount	Amount
	(In thousands)
Checking accounts	$282,566	$215,566
Money market deposit accounts	428,424	444,476
Savings accounts	164,770	160,115
Time deposits	490,240	569,549
	$1,366,000	$1,389,706

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

10. Real Estate Joint Ventures, net and Real Estate Held for Investment
The Company accounts for investments in joint ventures under the equity method. The balance reflects the cost basis of investments, plus the Company’s share of income earned on the joint venture operations, less cash distributions, including excess cash distributions, and the Company’s share of losses on joint venture operations. Cash received in excess of the Company’s recorded investment in a joint venture is recorded as unearned revenue in other liabilities. The net book value of real estate joint ventures was $4.7 million and $4.8 million at March 31, 2013 and June 30, 2012 respectively.

Real estate held for investment includes the Company’s undivided interest in real estate properties accounted for under the equity method and properties held for investment purposes. Cash received in excess of the Company’s recorded investment for an undivided interest in real estate property is recorded as unearned revenue in other liabilities. The operations of the properties held for investment purposes are reflected in the financial results of the Company and included in the Other Income caption in the Income Statement. Properties held for investment purposes are carried at cost less accumulated depreciation. The net book value of real estate held for investment was $(134,000) and $(50,000) at March 31, 2013 and June 30, 2012, respectively.

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
Securities
The Company records securities held to maturity at amortized cost and securities available for sale at fair value on a recurring basis. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. The estimated fair values for securities are obtained from an independent nationally recognized third-party pricing service. Our independent pricing service provides us with prices which are primarily categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Pricing services may employ modeling techniques in determining pricing. Inputs to these models include market spreads, dealer quotes, prepayment speeds, credit information and the instrument’s terms and conditions, among other things. Management compares the pricing to a second independent pricing source for reasonableness. Equity securities are reported at Level 1 based on quoted market prices for identical securities in active markets.
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
Assets Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets measured at fair value on a recurring basis as of March 31, 2013 and June 30, 2012 by level within the fair value hierarchy. There were no transfers between levels within the fair value hierarchy during the nine months ended March 31, 2013.

	Fair Value as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Government and federal agency obligations	$10,312	$—	$10,312	$—
Equity Securities	1,679	1,679	—	—
Mortgage-backed securities available for sale
FHLMC	10,801	—	10,801	—
FNMA	49,580	—	49,580	—
CMO	287,712	—	287,712	—
Total measured on a recurring basis	$360,084	$1,679	$358,405	$—

	Fair Value as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Government and federal agency obligations	$24,622	$—	$24,622	$—
Equity Securities	1,409	1,409	—	—
Mortgage-backed securities available for sale
FHLMC	16,436	—	16,436	—
FNMA	62,345	—	62,345	—
CMO	395,139	—	395,139	—
Total measured on a recurring basis	$499,951	$1,409	$498,542	$—

Assets Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets. The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of March 31, 2013 and June 30, 2012 by level within the fair value hierarchy.

	Fair Value as of March 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$2,013	$—	$—	$2,013
Multifamily	2,856	—	—	2,856
Commercial real estate	2,348	—	—	2,348
Construction and land loans	1,686	—	—	1,686
Total impaired loans	8,903	—	—	8,903
Real estate owned
Residential	—	—	—	—
Commercial real estate	3,266	—	—	3,266
Construction and land loans	1,095	—	—	1,095
Total real estate owned	4,361	—	—	4,361
Total measured on a non-recurring basis	$13,264	$—	$—	$13,264

	Fair Value as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Commercial real estate	$1,851	$—	$—	$1,851
Construction and land loans	5,426	—	—	5,426
Total impaired loans	7,277	—	—	7,277
Real estate owned
Residential	595	—	—	595
Commercial real estate	1,005	—	—	1,005
Construction and land loans	1,140	—	—	1,140
Total real estate owned	2,740	—	—	2,740
Total measured on a non-recurring basis	$10,017	$—	$—	$10,017

Estimated Fair Value of Financial Instruments
The following tables present the carrying amount, estimated fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s balance sheet at March 31, 2013 and June 30, 2012. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, and overnight borrowings.

	At March 31, 2013		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Securities held to maturity	$43,342	$44,701	$—	$44,701	$—
Loans, net (1)	2,222,267	2,312,463	—	—	2,312,463
Financial liabilities:
Term deposits	490,240	493,419	—	493,419	—
Term borrowings	590,372	640,415	—	640,415	—

(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

	At June 30, 2012		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Securities held to maturity	$36,130	$37,648	$—	$37,648	$—
Loans, net (1)	1,992,817	2,074,056	—	—	2,074,056
Financial assets:
Term deposits	569,549	573,371	—	573,371	—
Term borrowings	584,315	626,139	—	626,139	—

(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.
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

12. Recent Accounting Pronouncements
In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", which requires an entity to separately present the amount reclassified out of accumulated other comprehensive income ("AOCI") for each component of AOCI and to disclose, for each affected line item in the income statement, the amount of AOCI that has been reclassified into that line item. If the reclassification doesn't go directly to an income statement line it is acceptable to cross reference that amount to another footnote that provides the required disclosure. Public companies are required to comply with the requirements of ASU 2013-02 prospectively for fiscal years and interim periods within those fiscal years, beginning after December 15, 2012 (July 1, 2013 for the Company). Early adoption is permitted. Adoption of this guidance is expected to result in presentation changes to the Company's statement of comprehensive income. The adoption of these amendments is not expected to have a significant impact on the Company's Consolidated Financial Statements.
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
Comparison of Financial Condition at March 31, 2013 and June 30, 2012
Total Assets. Total assets increased $114.2 million, or 4.2%, to $2.82 billion at March 31, 2013, from $2.70 billion at June 30, 2012. The primary investing activity was in loans funded by increases in short term borrowings and cash flows from the investment portfolio.
Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) decreased $2.7 million to $8.7 million at March 31, 2013, from $11.4 million at June 30, 2012.
Net Loans. Loans, net increased $229.5 million, or 11.5%, to $2.22 billion at March 31, 2013, from $1.99 billion at June 30, 2012. The Company continues its emphasis on loan originations, particularly multifamily and commercial real estate loans. Loan originations totaled $510.6 million for the nine months ended March 31, 2013 versus $397.3 million for the nine months ended March 31, 2012.

Delinquency and non performing asset information is provided below:

	3/31/2013	12/31/2012	9/30/2012	6/30/2012	3/31/2012
	(Dollars in thousands)
Delinquency Totals
30—59 days past due	$7,241	$8,169	$15,544	$13,783	$11,325
60—89 days past due	3,948	7,005	7,363	8,555	7,900
Nonaccrual	24,304	29,401	26,275	18,342	18,715
Total	$35,493	$44,575	$49,182	$40,680	$37,940
Non Performing Asset Totals
Nonaccrual loans, per above	$24,304	$29,401	$26,275	$18,342	$18,715
Real Estate Owned	4,361	2,817	2,837	2,740	4,266
Total	$28,665	$32,218	$29,112	$21,082	$22,981
Nonaccrual loans to total loans	1.07%	1.32%	1.22%	0.90%	0.96%
Delinquent loans to total loans	1.57%	2.01%	2.28%	2.00%	1.95%
Non performing assets to total assets	1.02%	1.15%	1.04%	0.78%	0.87%
All three categories of delinquent loans decreased from the December 31, 2012 total but, in management's opinion, remain at an elevated level. There was a net reduction in nonaccrual loans over the quarter. The title was obtained to a $2.0 million mixed use building and it was transferred to REO. In addition, a $2.5 million construction loan paid in full. While pleased with these developments, management was disappointed that further progress could not be reported at this time. Management continues to work diligently to remedy these matters.

At March 31, 2013, there are seven nonaccrual loans with balances greater than $1.0 million, as well as one related group of seven nonaccrual loans totaling $3.5 million. These loans are discussed below:

•
A $3.2 million construction loan for a luxury home in Morris County, New Jersey. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, no reserve was required as of March 31, 2013, primarily due to a low estimated loan to value. The loan had paid as agreed, but the collateral for the loan remained unsold upon maturity. The borrower verbally agreed to extension terms acceptable to the Company in January, 2013. However, execution of this agreement did not occur, the borrower has not honored the negotiated terms and the Company has resumed pursuit of a legal remedy.

•
A $1.7 million construction loan for a luxury home in Morris County, New Jersey. The Company reached a settlement and forbearance agreement with the borrower on this matter during the quarter ended March 31, 2012. As part of the agreement, the borrower is completing the home with no additional funding from Oritani, which serves to further lower the loan to value on this loan. The loan is classified as a nonaccrual troubled debt restructuring ("TDR") as of March 31, 2013. As such, this loan is included in the nonaccrual loan total at March 31, 2013. However, the borrower has complied with all facets of the new agreement since its origination, including interest payments, and is fully current. The home is approximately 90% complete and will be marketed for sale shortly.

•
A $1.6 million residential loan on a single family residence in Bergen County, New Jersey. A foreclosure action was initiated when loan payments became delinquent. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, a $205,000 impairment reserve remains against this loan as of March 31, 2013. Oritani is pursuing legal remedies.

•
A $1.1 million loan on a mixed use property in Bergen County, New Jersey. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, a $265,000 impairment reserve remains against this loan as of March 31, 2013. The borrower fully complied with the payment demands of the Company over the quarter; the loan is less than 60 days delinquent as of March 31, 2013. Subsequent to March 31, 2013, the borrower agreed to the forbearance terms demanded by the Company (including the pledge of additional collateral) and the foreclosure action is currently being held in abeyance.

•
A $2.5 million loan on a multifamily property in New York City. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, no reserve was required as of March 31, 2013. There is a pending contract for sale of this property for $3.7 million. The closing is being delayed due to legal matters related to the seller, including bankruptcy.

•
A $2.4 million loan on a warehouse/light industrial building in Bergen County, NJ. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, no reserve was required as of March 31, 2013, primarily due to a low estimated loan to value. Oritani is pursuing legal remedies as well as other avenues to secure repayment in full.

•
A $2.3 million loan on a student housing facility in Luzerne County, Pennsylvania. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, a $458,000 impairment reserve was established as of March 31, 2013. Oritani is pursuing legal remedies as well as other avenues to secure repayment in full.

•
A $3.5 million loan relationship encompassing seven loans on six properties. All of the properties are in Bergen County, New Jersey. Each of the loans comprising the relationship is classified as impaired. Five of the properties are commercial real estate buildings and one is a single family home. In accordance with the results of the impairment analysis for this loan, an $832,000 impairment reserve was established as of March 31, 2013. A rent receiver has been appointed and Oritani is receiving the net rents from the properties. Oritani is pursuing legal remedies as well as other avenues to secure repayment in full.

There are ten other multifamily/commercial real estate loans, totaling $3.6 million, classified as nonaccrual at March 31, 2013. The largest of these loans has a balance of $780,000.

There are ten other residential loans, totaling $2.6 million, classified as nonaccrual at March 31, 2013. The largest of these loans has a balance of $740,000. See additional information regarding the allowance for loan losses in footnote 6 of the financial statements.
Mortgage-backed Securities Available For Sale. Mortgage-backed securities AFS decreased $125.8 million to $348.1 million at March 31, 2013, from $473.9 million at June 30, 2012. Management continues to view mortgage-backed securities as an unappealing investment in the current climate.
Real Estate Owned. Real estate owned (“REO”) increased $1.6 million to $4.4 million at March 31, 2013, from $2.7 million at June 30, 2012. The balance consists of 6 properties, of which 5 are presently under contract for sale at amounts that exceed the current book value of the properties. The only property that is not under contract at this time has a book value of $552,000.
Deposits. Deposits decreased $23.7 million, or 1.7%, to $1.37 billion at March 31, 2013, from $1.39 billion at June 30, 2012. Growth in core deposit accounts was offset by outflows of time deposits.
Borrowings. Borrowings increased $131.2 million, or 17.6%, to $877.1 million at March 31, 2013, from $745.9 million at June 30, 2012 to fund loan demand.
Stockholders’ Equity. Stockholders' equity increased $857,000 to $511.6 million at March 31, 2013, from $510.7 million at June 30, 2012. The increase was primarily due to net income plus the release of ESOP and Equity Plan shares, partially offset by dividends, including a $0.40 per share special dividend paid in December, 2012. Based on our March 31, 2013 closing price of $15.49 per share, the Company stock was trading at 137.4% of book value.

Average Balance Sheet for the Three and Nine Months Ended March 31, 2013 and 2012
The following table presents certain information regarding Oritani Financial Corp.’s financial condition and net interest income for the three and nine months ended March 31, 2013 and 2012. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields, including prepayment penalties.

	Average Balance Sheet and Yield/Rate Information For the Three Months Ended (unaudited)
	March 31, 2013			March 31, 2012
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$2,187,996	$30,229	5.53%	$1,850,300	$27,273	5.90%
Federal Home Loan Bank Stock	44,164	472	4.27%	33,999	427	5.02%
Securities available for sale	11,947	53	1.77%	26,001	88	1.35%
Mortgage backed securities held to maturity	40,308	243	2.41%	33,602	212	2.52%
Mortgage backed securities available for sale	373,844	1,582	1.69%	548,729	2,490	1.82%
Federal funds sold and short term investments	1,466	1	0.25%	1,600	1	0.25%
Total interest-earning assets	2,659,725	32,580	4.90%	2,494,231	30,491	4.89%
Non-interest-earning assets	138,491			111,570
Total assets	$2,798,216			$2,605,801
Interest-bearing liabilities:
Savings deposits	168,826	97	0.23%	160,732	156	0.39%
Money market	422,485	512	0.48%	392,854	690	0.70%
Checking accounts	269,308	235	0.35%	218,296	213	0.39%
Time deposits	494,394	1,167	0.94%	619,863	1,977	1.28%
Total deposits	1,355,013	2,011	0.59%	1,391,745	3,036	0.87%
Borrowings	875,740	5,273	2.41%	675,792	5,157	3.05%
Total interest-bearing liabilities	2,230,753	7,284	1.31%	2,067,537	8,193	1.59%
Non-interest-bearing liabilities	56,873			27,198
Total liabilities	2,287,626			2,094,735
Stockholders’ equity	510,590			511,066
Total liabilities and stockholders’ equity	$2,798,216			$2,605,801
Net interest income		$25,296			$22,298
Net interest rate spread (2)			3.59%			3.30%
Net interest-earning assets (3)	$428,972			$426,694
Net interest margin (4)			3.80%			3.58%
Average of interest-earning assets to interest-bearing liabilities			119.23%			120.64%

(1)	Includes nonaccrual loans.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Average Balance Sheet and Yield/Rate Information For the Nine Months Ended (unaudited)
	March 31, 2013			March 31, 2012
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$2,107,814	$88,390	5.59%	$1,779,296	$80,138	6.01%
Federal Home Loan Bank Stock	41,509	1,316	4.23%	31,948	1,007	4.20%
Securities available for sale	14,706	185	1.68%	55,557	774	1.86%
Mortgage backed securities held to maturity	36,978	702	2.53%	35,386	687	2.59%
Mortgage backed securities available for sale	416,133	5,413	1.73%	565,311	8,124	1.92%
Federal funds sold and short term investments	1,478	3	0.25%	15,251	31	0.25%
Total interest-earning assets	2,618,618	96,009	4.89%	2,482,749	90,761	4.87%
Non-interest-earning assets	131,522			108,259
Total assets	$2,750,140			$2,591,008
Interest-bearing liabilities:
Savings deposits	166,570	292	0.23%	156,165	527	0.45%
Money market	437,688	1,622	0.49%	386,309	2,208	0.76%
Checking accounts	234,424	508	0.29%	198,879	638	0.43%
Time deposits	522,649	4,058	1.04%	644,520	6,638	1.37%
Total deposits	1,361,331	6,480	0.63%	1,385,873	10,011	0.96%
Borrowings	817,620	15,972	2.60%	624,173	15,428	3.30%
Total interest-bearing liabilities	2,178,951	22,452	1.37%	2,010,046	25,439	1.69%
Non-interest-bearing liabilities	56,733			42,540
Total liabilities	2,235,684			2,052,586
Stockholders’ equity	514,456			538,422
Total liabilities and stockholder’s equity	$2,750,140			$2,591,008
Net interest income		$73,557			$65,322
Net interest rate spread (2)			3.52%			3.18%
Net interest-earning assets (3)	$439,667			$472,703
Net interest margin (4)			3.75%			3.51%
Average of interest-earning assets to interest-bearing liabilities			120.18%			123.52%

(1)	Includes nonaccrual loans.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012
Net Income. Net income increased $1.5 million, or 17.8%, to $9.9 million for the quarter ended March 31, 2013, from $8.4 million for the corresponding 2012 quarter. The primary causes of the increased net income in the 2013 period were increased net interest income and decreased provision for loan losses, partially offset by decreased other income and increased other expenses.

Interest Income. Total interest income increased $2.1 million, or 6.9%, to $32.6 million for the three months ended March 31, 2013, from $30.5 million for the three months ended March 31, 2012. The components of interest income changed as follows:

	Three Months Ended March 31				Increase / (decrease)
	2013		2012			Average
	$	Yield	$	Yield	$	Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$30,229	5.53%	$27,273	5.90%	$2,956	$337,696	(0.37)%
Dividends on FHLB stock	472	4.27%	427	5.02%	45	10,165	(0.75)%
Interest on securities AFS	53	1.77%	88	1.35%	(35)	(14,054)	0.42%
Interest on MBS HTM	243	2.41%	212	2.52%	31	6,706	(0.11)%
Interest on MBS AFS	1,582	1.69%	2,490	1.82%	(908)	(174,885)	(0.13)%
Interest on federal funds sold and short term investments	1	0.25%	1	0.25%	—	(134)	—%
Total interest income	$32,580	4.82%	$30,491	4.89%	$2,089	$165,494	0.01%

As discussed in previous filings, the evidence of the impact of two of the Company's strategic business decisions is provided in the average balance changes. The Company's primary focus is organic growth of multifamily and commercial real estate loans. The average balance of loans increased $337.7 million over the periods. On a linked quarter basis (March 31, 2013 versus December 31, 2012), the average balance of loans grew $70.3 million. The growth was primarily achieved through originations. Loan originations totaled $150.9 million for the three months ended March 31, 2013. The yield on the loan portfolio decreased 37 basis points for the quarter ended March 31, 2013 versus the comparable 2012 period. The decreased yield was primarily due to the impact of current market rates on new originations, refinancings, prepayments and modifications. The decrease would have been larger; however, prepayment penalties were higher in the 2013 period. Prepayment penalties are recognized as interest on loans. Prepayment penalties totaled $1.5 million in the 2013 period versus $219,000 in the 2012 period. Prepayment penalty provisions are incorporated into all of the Company's multifamily and commercial real estate loan documents. The penalties are intended to provide the Company with compensation if the loan is prepaid. Notwithstanding the prepayment penalties, the current interest rate environment provides an economic incentive for many of our existing loans to refinance. Prepayment penalties boosted annualized loan yield by 28 basis points in the 2013 period versus 5 basis points in the 2012 period. The second strategic business decision evidenced in the table was the determination to no longer deploy the cash flows from the investment portfolio back into new investments. This decision impacted the periods subsequent to September 30, 2012 and was made because the Company determined that the risk/reward profiles of permissible securities no longer warranted additional investment. The average balance of the primary investment category, mortgage-backed securities available for sale, decreased $174.9 million over the periods. The decision has aided overall yield on interest earning assets as the Company now has a lower percentage of its interest earning assets in lower yielding instruments like mortgage backed securities, investment securities and federal funds sold.   The limited increase in yield on interest earnings assets that occurred in 2013 versus 2012 (1 basis point), despite a much lower interest rate environment, is partially attributable to these strategic decisions.

Interest Expense. Total interest expense decreased $909,000, or 11.1%, to $7.3 million for the three months ended March 31, 2013, from $8.2 million for the three months ended March 31, 2012. The components of interest expense changed as follows:

	Three Months Ended March 31				Increase / (decrease)
	2013		2012			Average
	$	Cost	$	Cost	$	Balance	Cost
	(Dollars in thousands)
Savings deposits	$97	0.23%	$156	0.39%	$(59)	$8,094	(0.16)%
Money market	512	0.48%	690	0.70%	(178)	29,631	(0.22)%
Checking accounts	235	0.35%	213	0.39%	22	51,012	(0.04)%
Time deposits	1,167	0.94%	1,977	1.28%	(810)	(125,469)	(0.34)%
Total deposits	2,011	0.59%	3,036	0.87%	(1,025)	(36,732)	(0.28)%
Borrowings	5,273	2.41%	5,157	3.05%	116	199,948	(0.64)%
Total interest expense	$7,284	1.31%	$8,193	1.59%	$(909)	$163,216	(0.28)%

The current interest rate environment has provided an opportunity for the Company to reduce its cost of interest bearing liabilities. The Company has continued its strategic objective of increasing core deposits. However, increases in core account balances have been offset by decreases in time deposits. While the Company remains concerned with the overall deposit total, management believes time deposits can be replaced in a cost effective manner by borrowings in the current environment. During the March, 2013 quarter, strategies to further increase core deposits were deployed. On a linked quarter basis (March 31, 2013 versus December 31, 2012), growth in core deposits (net increase in the average balance of $26.3 million) was largely able to offset outflows in time deposits (decrease in the average balance of $26.4 million) as the average balance of the two periods was essentially static. Management believes this trend can continue. The average balance of borrowings increased significantly ($199.9 million) for the three months ended March 31, 2013 versus the three months ended March 31, 2012, while the cost decreased significantly (64 basis points). Overnight and other short term borrowings totaled $286.7 million at March 31, 2013. These borrowings had a very low cost associated with them and the rate of interest on these borrowings is expected to remain low for the foreseeable future. However, the Company is aware of the risk inherent in short term borrowings.  Subsequent to March 31, 2013, the Company has taken steps to mitigate the risk associated with its borrowing position.  On April 9, 2013, $20.0 million in short term advances were replaced with 10 year fixed rate advances with a rate of 2.11%. On April 11, the Company committed to a deferred interest rate hedge in a notional amount of $50.0 million. The Company will begin exchanging cash flows under this hedge in April, 2016. The Company will receive LIBOR and pay 2.634%. Cash flows will be exchanged for seven years and cease in April, 2023.

Net Interest Income Before Provision for Loan Losses. Net interest income increased by $3.0 million, or 13.4%, to $25.3 million for the three months ended March 31, 2013, from $22.3 million for the three months ended March 31, 2012. The Company's net interest income, spread and margin over the period are detailed in the table below.
The Company’s net interest income, spread and margin over the period are detailed in the chart below.

	Including Prepayment Penalties			Excluding Prepayment Penalties
	Net Interest			Net Interest
For the Three Months Ended	Income Before			Income Before
	Provision	Spread	Margin	Provision	Spread	Margin
	(Dollars in thousands)
March 31, 2013	$25,296	3.59%	3.80%	$23,811	3.37%	3.58%
December 31, 2012	24,071	3.44%	3.67%	22,872	3.26%	3.49%
September 30, 2012	24,190	3.50%	3.76%	22,788	3.29%	3.54%
June 30, 2012	23,335	3.40%	3.66%	22,677	3.30%	3.56%
March 31, 2012	22,298	3.30%	3.58%	22,079	3.26%	3.54%

A component of the strong performance of net interest income has been prepayment penalties (discussed in Total Interest Income). The impact of the prepayment penalties has been significant and the results exclusive of prepayment penalties are also presented above. Spread and margin were relatively stable early in the fiscal year but declined somewhat in the December, 2012 quarter. The increases realized in the March, 2013 quarter are due to reduced level of nonaccrual loans as well as non-recurring income and deferred fees realized in conjunction with the resolution of nonaccrual loans. The spread and margin for the March 2013 quarter exclusive of these non-recurring items (and prepayment penalties) were 3.22% and 3.44%, respectively.

As previously stated, the Company expects that its spread and margin will remain under pressure in the current interest rate environment due to several factors, including: rates on new loan originations and investment purchases; modifications of loans within the existing loan portfolio; prepayments of higher yielding loans and investments; limited ability to further reduce deposit and borrowing costs; promotional interest costs to attract new deposit customers and increases in borrowing costs which may be necessary to reduce interest rate risk.   The Company has been able to largely offset these pressures. Several factors have contributed to this result. One such factor has been the utilization of short term borrowings.  The shifting of assets out of investments and into higher yielding loans also contributed to increased spread, margin and net interest income. In addition, the Company has been able to lower the cost of overall deposits.  The Company believes that the most effective means for it to offset the impact of decreased spread and margin is loan growth, through quality loan originations. The Company has been able to achieve quality loan growth which remains one of its strategic goals. The Company's largest interest rate risk exposure is to a flat or inverted yield curve.

The Company's net interest income and net interest rate spread were both negatively impacted in all periods due to the reversal of accrued interest income on loans delinquent more than 90 days. The total of such income reversed was $223,000 and $293,000 for the three months ended March 31, 2013 and 2012, respectively.

Provision for Loan Losses. The Company recorded provisions for loan losses of $600,000 for the three months ended March 31, 2013 as compared to $1.5 million for the three months ended March 31, 2012. The activity in the allowance for loan losses for the three months ended March 31, 2013 and 2012 is presented below:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$31,909	$28,819
Provisions charged to operations	600	1,500
Recoveries of loans previously charged off	35	59
Loans charged off	(582)	(129)
Balance at end of period	$31,962	$30,249
Allowance for loan losses to total loans	1.41%	1.55%
Net charge-offs (annualized) to average loans outstanding	0.10%	0.02%
The primary contributors to the current level of provision for loan losses are the delinquency and nonaccrual totals, changes in loan risk ratings, loan growth, charge-offs and economic factors. See additional information regarding the allowance for loan losses in footnote 6 of the financial statements and “Comparison of Financial Condition at March 31, 2013 and June 30, 2012-Net Loans.”
Other Income. Other income decreased $508,000 to $1.0 million for the three months ended March 31, 2013, from $1.5 million for the three months ended March 31, 2012.  The decrease is primarily due to a $483,000 decrease in income from investments in joint ventures. The reason primarily relates to one commercial property that incurred flood damage in 2011 (fiscal 2012). Repairs on this property were extensive and the situation has caused changes in the tenant base. An overall loss of $41,000 was incurred on investments in real estate joint ventures for the quarter ended March 31, 2013, primarily due to the results at the commercial property. However, a nonrecurring insurance claim of $488,000 pertaining to this 2011 flood was received and recognized as income in the March, 2012 quarter. This is the primary reason for the income fluctuation between the periods. As discussed in prior filings, income is expected to be below historical levels for (at least) the next six months.
Other Expenses. Operating expenses increased $1.1 million to $9.9 million for the three months ended March 31, 2013, from $8.8 million for the three months ended March 31, 2012. The increase was primarily due to compensation, payroll taxes and fringe benefits, which increased $849,000 to $7.1 million for the three months ended March 31, 2013, from $6.3 million for the three months ended March 31, 2012.  The increase was primarily due to expenses associated with the Company's qualified and nonqualified benefit plans as well as health insurance expense. Increases in the trading price of Company's common stock caused an increase in ESOP expense. There were also increases totaling $198,000 in direct compensation due to additional staffing and salary adjustments.
Income Tax Expense. Income tax expense for the three months ended March 31, 2013 was $5.9 million due to pre-tax income of $15.8 million, resulting in an effective tax rate of 37.2%.  Income tax expense for the three months ended March 31, 2012 was $5.1 million due to pre-tax income of $13.5 million, resulting in an effective tax rate of 37.6%.
Comparison of Operating Results for the Nine Months Ended March 31, 2013 and 2012
Net Income. Net income increased $4.5 million, or 19.2%, to $27.9 million for the nine months ended March 31, 2013, from $23.4 million for the corresponding 2012 period. The primary causes of the increased net income in the 2013 period were increased net interest income and decreased provision for loan losses, partially offset by decreased other income and increased other expenses.
Interest Income. Total interest income increased $5.2 million, or 5.8%, to $96.0 million for the nine months ended March 31, 2013, from $90.8 million for the nine months ended March 31, 2012. The components of interest income for the nine months ended March 31, 2013 and 2012, changed as follows:

	Nine Months Ended March 31				Increase / (decrease)
	2013		2012			Average
	$	Yield	$	Yield	$	Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$88,390	5.59%	$80,138	6.01%	$8,252	$328,518	(0.42)%
Dividends on FHLB stock	1,316	4.23%	1,007	4.20%	309	9,561	0.03%
Interest on securities AFS	185	1.68%	774	1.86%	(589)	(40,851)	(0.18)%
Interest on MBS HTM	702	2.53%	687	2.59%	15	1,592	(0.06)%
Interest on MBS AFS	5,413	1.73%	8,124	1.92%	(2,711)	(149,178)	(0.19)%
Interest on federal funds sold and short term investments	3	0.25%	31	0.27%	(28)	(13,773)	(0.02)%
Total interest income	$96,009	4.89%	$90,761	4.87%	$5,248	$135,869	0.02%
The explanations provided in “Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012, Interest Income” regarding changes for the three month period comparison are also applicable to the nine month period comparison. Loan originations for the nine months ended March 31, 2013 totaled $510.6 million versus $397.3 million for the 2012 period. Prepayment penalties totaled $4.1 million in the 2013 period versus $703,000 in the 2012 period, and boosted annualized loan yield by 26 basis points in the 2013 period versus 6 basis points in the 2012 period.
Interest Expense. Total interest expense decreased $3.0 million, or 11.7%, to $22.5 million for the nine months ended March 31, 2013, from $25.4 million for the nine months ended March 31, 2012. The components of interest expense for the nine months ended March 31, 2013 and 2012, changed as follows:

	Nine Months Ended March 31				Increase / (decrease)
	2013		2012			Average
	$	Cost	$	Cost	$	Balance	Cost
	(Dollars in thousands)
Savings deposits	$292	0.23%	$527	0.45%	$(235)	$10,405	(0.22)%
Money market	1,622	0.49%	2,208	0.76%	(586)	51,379	(0.27)%
Checking accounts	508	0.29%	638	0.43%	(130)	35,545	(0.14)%
Time deposits	4,058	1.04%	6,638	1.37%	(2,580)	(121,871)	(0.33)%
Total deposits	6,480	0.63%	10,011	0.96%	(3,531)	(24,542)	(0.33)%
Borrowings	15,972	2.60%	15,428	3.30%	544	193,447	(0.70)%
Total interest expense	$22,452	1.37%	$25,439	1.69%	$(2,987)	$168,905	(0.32)%
The explanations provided in “Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012, Interest Expense” regarding changes for the three month period comparison are also applicable to the nine month period comparison.
Net Interest Income Before Provision for Loan Losses. Net interest income increased by $8.2 million, or 12.6%, to $73.6 million for the nine months ended March 31, 2013, from $65.3 million for the nine months ended March 31, 2012. The Company’s net interest rate spread and margin increased to 3.52% and 3.75% for the nine months ended March 31, 2013, from 3.18% and 3.51% for the nine months ended March 31, 2012, respectively. The factors described in “Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012, Net Interest Income Before Provision for Loan Losses” also impacted the nine month periods. The Company’s net interest income was reduced $1.5 million and $943,000 for the nine months ended March 31, 2013 and 2012, respectively, due to the impact of nonaccrual loans.

Provision for Loan Losses. The Company recorded provisions for loan losses of $3.6 million for the nine months ended March 31, 2013 as compared to $7.0 million for the nine months ended March 31, 2012. A rollforward of the allowance for loan losses for the nine months ended March 31, 2013 and 2012 is presented below:

	Nine Months Ended December 31,
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$31,187	$26,514
Provisions charged to operations	3,600	7,000
Recoveries of loans previously charged off	152	59
Loans charged off	(2,977)	(3,324)
Balance at end of period	$31,962	$30,249
Allowance for loan losses to total loans	1.41%	1.55%
Net charge-offs (annualized) to average loans outstanding	0.18%	0.24%
See discussion of the allowance for loan losses in “Comparison of Financial Condition at March 31, 2013 and June 30, 2012” and footnote 6 of the financial statements.
Other Income. Other income decreased $1.2 million to $3.1 million for the nine months ended March 31, 2013 from $4.3 million for the nine months ended March 31, 2012. The nine month period was also impacted by the issue described in “Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012, Other Income” regarding income from investments in joint ventures. In addition, a net gain on sale of assets of $630,000 was realized in 2012. This net gain primarily pertained to the sale of a loan classified as held for sale. Gains on sale of assets totaled $131,000 in the 2013 period (primarily due to gains in conjunction with REO disposals and loan sales) resulting in a decrease of $499,000 between the periods.
Other Expenses. Operating expenses increased $2.6 million to $28.6 million for the nine months ended March 31, 2013, from $26.1 million for the nine months ended March 31, 2012. The increase was primarily due to compensation, payroll taxes and fringe benefits, which increased $2.7 million to $21.0 million for the nine months ended March 31, 2013, from $18.3 million for the nine months ended March 31, 2012.  The nine month period was affected by the items described in “Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012, Other Expense” but further impacted by costs associated with stock based compensation.  Stock awards and options were granted under the Company's 2011 Equity Incentive Plan ("the Equity Plan") on August 18, 2011. The 2012 period contains 7.5 months of amortization of Equity Plan costs versus 9 months in the 2013 period.  Expenses associated with the Equity Plan were $765,000 greater in the 2013 period versus the 2012 period.
Income Tax Expense. Income tax expense for the nine months ended March 31, 2013, was $16.6 million, due to pre-tax income of $44.4 million, resulting in an effective tax rate of 37.3%. For the nine months ended March 31, 2012, income tax expense was $13.2 million, due to pre-tax income of $36.6 million, resulting in an effective tax rate of 36.1%. The increase in tax rate is primarily due to limitations on deductions associated with compensation expense.
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
At March 31, 2013 and June 30, 2012, the Company had $136.7 million and $161.6 million in overnight borrowings from the FHLB, respectively. In addition, the Company had additional short term borrowings at March 31, 2013 totaling $150.0 million and maturing on April 8, 2013. The Company had total borrowings of $877.1 million at March 31, 2013 and $745.9 million at June 30, 2012. The Company’s total borrowings at March 31, 2013 include $590.4 million in longer term borrowings with the FHLB. In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At March 31, 2013, outstanding commitments to originate loans totaled $61.1 million and outstanding commitments to extend credit totaled $21.7 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $351.9 million at March 31, 2013. Based upon historical experience, management estimates that a large portion of such deposits will remain with the Company. The portion that remains will be significantly impacted by the renewal rates offered by the Company.

On September 29, 2009, the Federal Deposit Insurance Corporation issued a rule pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. On December 30, 2009, the Company paid $8.2 million in estimated assessments, of which $3.4 million is prepaid at March 31, 2013.
As of March 31, 2013 and June 30, 2012, the Company and Bank exceeded all regulatory capital requirements as follows:

	March 31, 2013
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital (to risk-weighted assets)	$537,763	22.3%	$192,701	8.0%
Tier I capital (to risk-weighted assets)	507,631	21.1	96,351	4.0
Tier I capital (to average assets)	507,631	18.1	111,929	4.0

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Total capital (to risk-weighted assets)	$451,336	19.0%	$190,169	8.0%
Tier I capital (to risk-weighted assets)	421,594	17.7	95,084	4.0
Tier I capital (to average assets)	421,594	15.2	111,233	4.0

	June 30, 2012
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital (to risk-weighted assets)	$534,102	24.48%	$174,509	8.0%
Tier I capital (to risk-weighted assets)	506,787	23.23	87,255	4.0
Tier I capital (to average assets)	506,787	19.02	106,607	4.0

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Total capital (to risk-weighted assets)	$438,837	20.51%	$171,207	8.0%
Tier I capital (to risk-weighted assets)	412,031	19.25	85,603	4.0
Tier I capital (to average assets)	412,031	15.42	106,858	4.0
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
Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. Management actively monitors the interest rate risk position of the Company. As initially discussed in the Company’s Form 10-Q for the quarterly period ended March 31, 2012, and also discussed in “Comparison of Financial Condition at March 31, 2013 and June 30, 2012” and “Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012,” the Company is not currently following strategy (ii), above. Management is aware that the Company’s interest rate risk remained at an elevated level over the quarter. The elevated level, versus historical amounts, is primarily due to the level of short term borrowings as well as a reduced investment and mortgage backed security position. Management feels the level of interest rate risk is manageable and has previously executed strategies to limit the elevation of the risk. As discussed in "Comparison of Operating Results for the Three Months Ended March 31, 2013 and 2012," the Company deployed additional strategies in April 2013. The execution of these strategies may have a negative impact on net interest income. Given the current interest rate outlook, management intends to continue to maintain an elevated level of interest rate risk (versus historical amounts).
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

The table below sets forth, as of March 31, 2013, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
				NPV Ratio (4)	Increase (Decrease) basis points
		Amount	Percent
(Dollars in thousands)
+200	$474,860	$(103,655)	(17.9)%	17.3%	(249)
+100	526,115	(52,400)	(9.1)	18.5	(121)
—	578,515	—	—	19.7	—
(100)	637,570	59,055	10.2	21.1	135

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at March 31, 2013, in the event of a 100 basis point decrease in interest rates, we would experience an 10.2% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 17.9% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchase of Our Equity Securities. There were no repurchases of our equity securities during the period covered by this report.

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

ORITANI FINANCIAL CORP.

Date: May 9, 2013	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date: May 9, 2013	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer