Form 10-K
period 2013-06-30
Oritani Financial Corp
filed 2013-09-13
CIK 1483195

SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549

FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHNAGE ACT OF 1934
For the Fiscal Year Ended         June 30, 2013
or
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
YES [ ] NO [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES [ ] NO [X]
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [X] NO [ ].
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).YES [X] NO [ ].
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]        Accelerated filer [X]    Non-accelerated filer [ ]        Small reporting company [ ]
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES YES [ ] NO [X]
As of September 12, 2013, there were 56,245,065 shares of the Registrant’s common stock, par value $0.01 per share, issued and 45,459,476 shares outstanding.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2012, as reported by the Nasdaq Global Market, was approximately $588.0 million .

DOCUMENTS INCORPORATED BY REFERENCE
1. Proxy Statement for the 2013 Annual Meeting of Stockholders of the Registrant (Part III).

Oritani Financial Corp.
2013 Annual Report on Form 10-K

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
Oritani Financial Corp. owns 100% of the outstanding shares of common stock of Oritani Bank. Oritani Financial Corp. primarily engages in the business of holding the common stock of Oritani Bank as well as two limited liability companies that own a variety of real estate investments. Oritani Financial Corp.’s executive office is located at 370 Pascack Road, in the Township of Washington, New Jersey 07676, and its telephone number is (201) 664-5400. Oritani Financial Corp. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (“FRB”). At June 30, 2013, Oritani Financial Corp. had consolidated assets of $2.83 billion, consolidated deposits of $1.42 billion and consolidated stockholders’ equity of $518.7 million. Its consolidated net income for the fiscal year ended June 30, 2013 was $39.5 million.
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
Oritani Bank
General
Oritani Bank is a New Jersey-chartered savings bank headquartered in the Township of Washington, New Jersey. Oritani Bank was originally founded in 1911, as a New Jersey building and loan association. Over the years, Oritani Bank has expanded through internal growth as well as through a series of business combinations. Oritani Bank conducts business from its main office located at 370 Pascack Road, in the Township of Washington, New Jersey 07676, two lending offices in New York and its 24 branch offices located in the New Jersey Counties of Bergen, Hudson, Essex and Passaic. The telephone number at its main office is (201) 664-5400. At June 30, 2013, our assets totaled $2.80 billion and our deposits totaled $1.42 billion.
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
In terms of population, Bergen County ranks as the largest county in New Jersey (out of 21 counties) while Hudson County ranks fourth, Essex County ranks third and Passaic County ranks ninth. The economy in our primary market area has benefited from being varied and diverse. It is largely urban and suburban with a broad economic base. As one of the wealthiest states in the nation, New Jersey, with an estimated population of 8.9 million, is considered one of the most attractive banking markets in the United States. As of July 2013, the unemployment rate for New Jersey was 8.6%, which was higher than the national rate of 7.4%, with a total of 4.0 million New Jersey residents employed as of July 2013. Bergen County is considered part of the New York metropolitan area. Its county seat is Hackensack. Bergen County ranks 33th among the highest-income counties in the United States in 2011 in terms of per-capita income. Some of Bergen County’s major employers are: Hackensack University Medical Center; Valley Health Systems; Medco Health Solutions; the County of Bergen; Quest Diagnostics, Inc.; Bio-Reference Laboratories, Inc.; Englewood Hospital and Medical Center; Becton Dickinson & Company; Englewood Hospital Home Health Care Services and Unilever Best Foods. See “Item 1A, Risk Factors – Current Market and Economic Conditions May Significantly Affect Our Operations and Financial Condition.”
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
Competition
We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2012, the latest date for which statistics are available, our market share of deposits was approximately 3.0% in Bergen County and less than 1.0% in each of Essex, Hudson, and Passaic Counties.
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
Lending Activities
Our principal lending activity is the origination of multifamily loans and commercial real estate loans as well as residential real estate mortgage loans and construction loans secured by property located primarily in our market area. Our multifamily loans consist primarily of mortgage loans secured by apartment buildings. Our commercial real estate loans consist primarily of mortgage loans secured by commercial offices, retail space, warehouses and mixed-use buildings. Our residential real estate mortgage loans consist of one to four family residential real property and consumer loans. Construction loans consist primarily of one to four family and commercial development projects. We curtailed construction lending during fiscal 2009 due to market and economic conditions and now only originate such loans on an exception basis. Second mortgage and equity loans consist primarily of home equity loans and home equity lines of credit. Multifamily and commercial real estate loans represented $2.10 billion, or 90.7%, of our total loan portfolio at June 30, 2013. One to four family residential real estate mortgage loans represented $128.5 million, or 5.5%, of our total loan portfolio at June 30, 2013. As market rates for residential loans have decreased, Oritani Bank’s rates for these products have been less than competitive. Consequently, residential loan balances have been decreasing throughout the last four fiscal years. We also offer second mortgages and equity loans. At June 30, 2013, such loans totaled $24.6 million, or 1.1%, of our loan portfolio. At June 30, 2013, construction and land loans totaled $44.5 million, or 1.9%, of our loan portfolio. At June 30, 2013, other loans, which primarily consist of business and to a smaller extent, account loans, totaled $18.5 million, or 0.8% of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.

	At June 30,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential	$128,451	5.5%	$139,072	6.8%	$172,972	10.1%	$244,126	15.9%	$265,962	20.4%
Multi-family	908,242	39.2	679,783	33.5	474,776	27.8	360,380	23.5	277,589	21.3
Commercial real estate	1,192,815	51.5	1,116,335	54.9	901,916	52.9	760,076	49.5	562,138	43.3
Second mortgage and equity loans	24,637	1.1	30,052	1.5	38,706	2.3	48,110	3.1	54,769	4.2
Construction and land loans	44,537	1.9	48,887	2.4	86,502	5.1	102,137	6.6	130,831	10.0
Other loans	18,472	0.8	17,622	0.9	30,571	1.8	21,753	1.4	10,993	0.8
Total loans	2,317,154	100.0%	2,031,751	100.0%	1,705,443	100.0%	1,536,582	100.0%	1,302,282	100.0%
Other items:
Net deferred loan origination fees	9,991		7,747		6,080		4,800		2,979
Allowance for loan losses	31,381		31,187		26,514		25,902		20,680
Total loans, net	$2,275,782		$1,992,817		$1,672,849		$1,505,880		$1,278,623

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2013. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	Residential		Multi-family		Commercial		Second Mortgage		Construction and Land		Other Loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2014	$6,767	5.09%	$2,319	6.67%	$25,895	6.32%	$163	4.92%	$30,277	6.24%	$13,931	4.24%	$79,352	5.83%
2015 to 2016	482	5.07	23,218	5.38	58,011	5.25	1,177	5.02	3,752	6.03	2,094	4.05	88,734	5.28
2017 to 2018	2,988	4.91	18,750	5.54	108,239	5.30	1,092	5.41	—	—	202	6.04	131,271	5.33
2019 to 2023	16,163	4.52	615,751	4.27	659,736	4.98	6,617	4.89	—	—	—	—	1,298,267	4.64
2024 to 2028	13,182	4.75	113,256	4.18	227,916	4.80	8,141	4.91	—	—	2,245	4.43	364,740	4.61
2029 and beyond	88,869	4.57	134,948	5.24	113,018	5.70	7,447	5.35	10,508	6.36	—	—	354,790	5.25
Total	$128,451	4.62%	$908,242	4.46%	$1,192,815	5.09%	$24,637	5.07%	$44,537	6.25%	$18,472	4.26%	$2,317,154	4.83%

The following table sets forth, at June 30, 2013, the dollar amount of all fixed- and adjustable-rate loans that are contractually due after June 30, 2014.

	Due After June 30, 2014
	Fixed	Adjustable	Total
	(In thousands)
Residential	$95,233	$26,451	$121,684
Multi-family	185,405	720,518	905,923
Commercial real estate	391,005	775,915	1,166,920
Second mortgage and equity loans	18,762	5,712	24,474
Construction and land loans	12,258	2,002	14,260
Other loans	4,539	2	4,541
Total loans	$707,202	$1,530,600	$2,237,802
Loans:
Residential Loans. We originate one to four family residential mortgage loans substantially all of which are secured by properties located in our primary market area. At June 30, 2013, $128.5 million, or 5.5% of our loan portfolio, consisted of one to four family residential mortgage loans. We generally retain for our portfolio substantially all of the loans that we originate. One to four family mortgage loan originations are generally obtained from existing or past customers, through advertising, and through referrals from local builders, real estate brokers, and attorneys and are underwritten pursuant to Oritani Bank’s policies and standards. In 2008, the Company began a program where a fee is paid to a broker for a loan referral that results in an origination or a purchase of a recently closed loan. Generally, one to four family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make loans with a loan-to-value ratio in excess of 90%. Fixed rate mortgage loans are originated for terms of up to 30 years. Generally, fixed rate residential mortgage loans are underwritten according to Freddie Mac guidelines, policies and procedures, with a maximum origination amount of $2.0 million. We do not originate or purchase, and our loan portfolio does not include, any sub-prime loans.
We also offer adjustable rate mortgage loans for one to four family properties, with an interest rate based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one-year, which adjust either annually or every three years from the outset of the loan or which adjusts annually after a five-, seven- or ten-year initial fixed rate period. Originations of adjustable rate one to four family residential loans totaled $2.1 million for both of the fiscal years ended June 30, 2013 and 2012. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years.
Adjustable rate mortgage loans decrease the Bank’s risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. At June 30, 2013, $26.5 million, or 20.6% of our one to four family residential real estate loans, had adjustable rates of interest.
In an effort to provide financing for first-time homebuyers, we offer our own first-time homebuyer loan program. This program offers one to four family residential mortgage loans to qualified individuals. These loans are underwritten and offered with terms and adjustable and fixed rates of interest similar to our other one to four family mortgage loan products. With this program, borrowers receive a discounted mortgage interest rate and do not pay certain loan origination fees. Such loans must be secured by an owner-occupied residence. These loans are originated using similar underwriting guidelines as our other one to four family mortgage loans. Such loans are originated in amounts of up to 90% of the lower of the property’s appraised value or the sale price. Private mortgage insurance is not required for such loans. The maximum amount of such loan is $275,000. We also participate in the Federal Home Loan Bank’s (“FHLB”) Mortgage Partnership Finance (“MPF”) program. The MPF program offers lower rates to qualified individuals on one to four family residential mortgage loans and provides the Bank with additional opportunity for income. Loans originated through the MPF program can be sold to FHLB with minimal recourse to the Bank.
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
Multifamily and Commercial Real Estate Loans. We originate non-residential commercial real estate mortgage loans and loans on multifamily dwellings. At June 30, 2013, $2.10 billion, or 90.7% of our loan portfolio, consisted of multifamily and commercial real estate loans. Our commercial real estate mortgage loans are primarily permanent loans secured by improved property such as retail stores, mixed-use properties, self-storage facilities, mobile home parks, commercial warehouses and office buildings. The retail store caption includes stand alone groceries and drug stores, and we generally seek this type of anchor tenant at multi-store facilities. Our multifamily mortgage loans are primarily permanent loans secured by apartment buildings. The typical loan has a fixed rate of interest for the first five years, after which the loan reprices to a market index plus a spread, with a floor of the original rate. The fixed rate period is occasionally extended to as much as ten years. These loans typically amortize over 30 years though we will often require shorter amortization. We also offer such loans on a self-amortizing basis with fixed rate terms up to 20 years. References to commercial real estate loans below refer to multifamily and commercial real estate.
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
For commercial loans with balances greater than $1.0 million, a borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates, payment history reviews and periodic face-to-face meetings with the borrower. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at June 30, 2013 was a $28.0 million loan secured by a multi-tenant retail building, located in Hudson County, New Jersey. This loan is performing in accordance with its terms. Our largest commercial real estate relationship consisted of 5 properties primarily secured by multifamily dwellings located mainly in our primary market area with a real estate investor. The aggregate outstanding loan balance for this relationship is $58.5 million at June 30, 2013, and these loans are all performing in accordance with their terms.
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
Second Mortgage and Equity Loans. We also offer second mortgage and equity loans and home equity lines of credit, each of which are secured by one to four family residences, substantially all of which are located in our primary market area. At June 30, 2013, second mortgage and equity loans totaled $24.6 million, or 1.1% of total loans. Additionally, at June 30, 2013, the unadvanced amounts of home equity lines of credit totaled $11.1 million. The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The combined (first and second mortgage liens) loan-to-value ratio for home equity loans and equity lines of credit is generally limited to 70%. Home equity loans are offered with fixed and adjustable rates of interest and with terms of up to 30 years. Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal.

Equity loans entail greater risk than do residential mortgage loans, particularly if they are secured by an asset that has a superior security interest. In addition, equity loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.
Construction Loans. We originate construction loans for the development of one to four family residential properties located in our primary market area. Residential construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences. At June 30, 2013, residential construction loans amounted to $31.3 million, or 1.4% of total loans.
Our residential construction loans generally provide for the payment of interest only during the construction phase, but in no event exceeding 24 months. Residential construction loans can be made with a maximum loan-to-value ratio of 75% of the appraised value of the land and 100% of the costs associated with the construction. At June 30, 2013, the largest residential construction loan was for $18.5 million, with an outstanding balance of $18.5 million and is secured by a single family estate home whose most recent appraised value is $56.0 million. The construction phase has been completed and the home is currently being marketed for sale. While this loan has performed according to its terms, the loan has been extended primarily due to the “select” market availability for a home of this magnitude. This loan was classified as watch and was performing according to it terms at June 30, 2013.
We also make construction loans for commercial development projects. The projects include multifamily, apartment, retail and office buildings. We generally require that a commitment for permanent financing be in place prior to closing the construction loan. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At June 30, 2013, commercial construction loans totaled $13.2 million, or 0.6% of total loans. At June 30, 2013, the largest outstanding commercial construction loan commitment was for $10.5 million, with an outstanding balance of $10.2 million and is secured by an office and warehouse space complex. This loan was performing according to its terms at June 30, 2013.
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
We chose to reduce our exposure to construction lending during fiscal 2009 due to market and economic conditions. Such loans are now only originated on an exception basis. Construction originations for the years ended June 30, 2013 and 2012 were $10.0 million and $5.7 million, respectively, versus $11.8 million and $19.1 million and for the comparable 2011 and 2010 periods, respectively.
Other Loans. Other loans totaled $18.5 million, or 0.8%, of our total loan portfolio at June 30, 2013. Other loans primarily consist of business loans secured by cash and other business assets, account loans, and commercial line of credit loans. Commercial line of credit loans totaled $12.3 million. In 2009, Oritani decided to limit new line of credit lending to well-established customers.
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
During the fiscal year ended June 30, 2013, loan originations totaled $653.8 million, all of which were retained by us. There were no loan purchases in 2013. Loans originated and sold under the FHLB MPF program during 2013 and 2012, totaled $4.0 million and $400,000, respectively.
We will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At June 30, 2013, we had $22.3 million in loan participation interests.

At June 30, 2013, we were servicing loans sold in the amount of $6.4 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

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
Loans are placed on non-accrual status when they are more than 90 days delinquent. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed. Once the outstanding principal balance is brought current, income is recognized to the extent the loan is deemed fully collectible. If the deficiencies causing the delinquency are resolved, such loans may be returned to accrual status once all arrearages are resolved and a period of satisfactory payment performance, usually six months. See additional discussion regarding our non-performing assets at June 30, 2013 in “Management Discussion and Analysis.”
Non-Performing Assets and Restructured Loans. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At June 30, 2013 and 2012, we had non-performing troubled debt restructurings (“TDR”) of $1.8 million and $6.6 million, respectively, which are included in the appropriate categories in the non-accrual table below. Additionally, we had $2.0 million, $5.1 million and $1.5 million of troubled debt restructurings on accrual status at June 30, 2013, 2012 and 2011, respectively, which do not appear in the table below. We had no troubled debt restructurings at June 30, 2010 or 2009.

	At June 30,
	2013 (1)	2012 (2)	2011 (3)	2010	2009 (4)
	(Dollars in thousands)
Non-accrual loans:
Residential	$4,044	$4,573	$1,005	$55	$98
Multifamily	7,139	616	549	—	6,291
Commercial real estate	9,478	6,124	3,456	17,835	25,685
Second mortgage and equity loans	—	274	263	62	—
Construction and land loans	3,188	6,637	8,332	20,173	20,391
Other loans	61	118	1,698	—	—
Total non-accrual loans	$23,910	$18,342	$15,303	$38,125	$52,465
Loans greater than 90 days delinquent and still accruing	$—	$—	$—	$—	$—
Total non-performing loans	$23,910	$18,342	$15,303	$38,125	$52,465
Real estate owned	1,742	2,740	3,967	3,031	—
Total non-performing assets	$25,652	$21,082	$19,270	$41,156	$52,465
Ratios:
Non-performing loans to total loans	1.03%	0.90%	0.90%	2.48%	4.03%
Non-performing assets to total assets	0.91%	0.78%	0.74%	1.66%	2.74%

(1)
Included in nonaccrual loans are two residential loan relationships totaling $217,000 and three commercial real estate loans totaling $1.5 million that were less than 30 days delinquent and one residential loan totaling $739,000 and two other loans totaling $61,000 that were less than 90 days delinquent.

(2)
Included in nonaccrual loans are one residential loan totaling $34,000 and one construction loan totaling $1.7 million that were less than 30 days delinquent and one equity loan totaling $7,000 that was less than 90 days delinquent.

(3)	Two construction loans totaling $4.9 million and one other loan totaling $1.5 million were less than 30 days delinquent at June 30, 2011 and were classified as non-accrual.

(4)	Two construction loans totaling $4.2 million were less than 60 days delinquent at June 30, 2009 and were classified as non-accrual.

As noted in the above table, there were nonaccrual loans of $23.9 million at June 30, 2013 and $18.3 million at June 30, 2012. Additional interest income of $1.9 million and $1.1 million would have been recorded during the years ended June 30, 2013 and 2012, respectively, if the loans had performed in accordance with their original terms. Interest income on these loans of $107,000 and $58,000 was included in net income for the years ended June 30, 2013 and 2012, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Comparison of Operating Results for the Years Ended June 30, 2013 and June 30, 2012, Provision for Loan Losses.”

Delinquent Loans. The following table sets forth our loan delinquencies by type, amount and loan relationship at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2013
Residential	4	$1,384	6	$3,088	10	$4,472
Multifamily	1	203	3	7,139	4	7,342
Commercial real estate	3	1,649	7	7,963	10	9,612
Second mortgage and equity loans	2	146	—	—	2	146
Construction and land loans	—	—	1	3,188	1	3,188
Other loans	2	61	—	—	2	61
Total	12	$3,443	17	$21,378	29	$24,821
At June 30, 2012
Residential	2	$1,722	10	$4,539	12	$6,261
Multifamily	1	1,125	3	616	4	1,741
Commercial real estate	3	2,520	9	6,124	12	8,644
Second mortgage and equity loans	1	7	2	267	3	274
Construction and land loans	1	3,188	1	4,895	2	8,083
Other loans	—	—	2	118	2	118
Total	8	$8,562	27	$16,559	35	$25,121
At June 30, 2011
Residential	4	$1,087	4	$1,005	8	$2,092
Multifamily	2	3,810	3	550	5	4,360
Commercial real estate	1	307	6	3,456	7	3,763
Second mortgage and equity loans	2	123	3	263	5	386
Construction and land loans	—	—	4	8,332	4	8,332
Other loans	—	—	3	1,697	3	1,697
Total	9	$5,327	23	$15,303	32	$20,630
At June 30, 2010
Residential	4	$762	1	$55	5	$817
Multifamily	—	—	—	—	—	—
Commercial real estate	4	2,105	3	17,835	7	19,940
Second mortgage and equity loans	1	19	1	62	2	81
Construction and land loans	1	1,743	5	20,173	6	21,916
Other loans	—	—	—	—	—	—
Total	10	$4,629	10	$38,125	20	$42,754
At June 30, 2009
Residential	1	$197	2	$98	3	$295
Multifamily	—	—	2	6,291	2	6,291
Commercial real estate	3	17,209	7	25,685	10	42,894
Second mortgage and equity loans	—	—	—	—	—	—
Construction and land loans	1	419	5	15,765	6	16,184
Other loans	—	—	—	—	—	—
Total	5	$17,825	16	$47,839	21	$65,664

In addition to the delinquent loans listed above, we had loans that were delinquent 90 days or more past due as to principal. Typically, such loans had passed their maturity date but continued making monthly payments, keeping their interest current, while negotiating external financing or an extension from the Company. These loans totaled $10.0 million at June 30, 2013. Two loans, with principal balances of $8.0 million continued making monthly payments and were subsequently extended by us, which negated its past due maturity status. Three loans, with principal balances of $557,000, have continued making monthly payments. However, extension terms amenable to the Company have not yet been negotiated. Another loan, with a principal balance of $1.2 million, became past due regarding the monthly payments and was classified as nonaccrual subsequent to June 30, 2013. The remaining loan with a principal balance of $249,000 subsequently paid in full. At June 30, 2012 and 2011, loans that had passed their maturity date totaled $6.5 million and $6.3 million, respectively.
Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of cost or fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition. The Company had real estate owned of $1.7 million at June 30, 2013 and $2.7 million at June 30, 2012. During the twelve months ended June 30, 2013, Oritani Bank obtained title to five properties securing $3.9 million of non-performing loans. The properties were written down to $3.4 million upon acquisition and were subsequently written down further to $3.3 million by June 30, 2013. The Company sold five properties with book value of $3.8 million during the twelve months ended June 30, 2013. Proceeds from the sale of real estate owned were $4.4 million, resulting in gross gains of $631,000.
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
We are required to establish general allowances for loan losses for loans classified substandard or doubtful, as well as for other problem loans, including those classified as special mention or watch. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When we classify problem assets as “loss,” we are required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. Since 2005, the Company has engaged a third party loan review firm to help ensure that loans are properly classified. They report to the Audit Committee quarterly and their scope is determined by the Audit Committee annually. On an annual basis, the loan review firm reviews a significant portion of the existing portfolio over the course of the year, typically an aggregate of at least 60% of the commercial real estate, multifamily and construction loan portfolios, including a sampling of both new and seasoned loans, a review of all Regulation “O” loans and review of all delinquent loans. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and the New Jersey Department of Banking and Insurance (“NJDOBI”) which can order the establishment of additional general or specific loss allowances. Such examinations typically occur annually. Our last examination by the FDIC was as of June 30, 2011 and as of September 30, 2012 by the NJDOBI.
The following table shows the aggregate amounts of our classified assets, including non-performing loans, at the date indicated.

	Classified Assets At
	June 30, 2013		June 30, 2012		June 30, 2011
	Number	Amount	Number	Amount	Number	Amount
Substandard assets:
Residential	10	$4,416	13	$5,219	4	$1,005
Multi-family loans	4	7,342	6	6,004	3	3,979
Commercial real estate loans	18	22,241	19	23,793	9	8,590
Second mortgage and equity loans	—	—	2	267	3	263
Construction and land loans	3	5,464	7	10,699	8	15,195
Other loans	2	61	2	117	3	1,698
Total	37	$39,524	49	$46,099	30	$30,730
The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.
We also utilize additional classifications for assets that do not meet the definition of any of the classified assets yet contain an element that warrants a rating that is less than “pass.” We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset. Our assets classified as “special mention” totaled $53.3 million, $43.0 million, and $32.2 million at June 30, 2013, 2012, and 2011, respectively. Effective September 30, 2009, we began to also utilize the classification of “watch” for assets where complete current information has not been procured or a minor weakness is indicated. Our assets classified as “watch” totaled $100.4 million, $132.2 million and $103.7 million at June 30, 2013, 2012 and 2011, respectively.
Impaired Loans. The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. Loans we individually classify as impaired include multifamily, commercial mortgage and construction loans with balances of $1.0 million or more, unless a condition exists for loans less than $1.0 million that would increase the Bank’s potential loss exposure. Troubled debt restructurings ("TDRs") are also included in impaired loans. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. If the loan’s carrying value does exceed the fair value, specific reserves are established to reduce the loan’s carrying value. For classification purposes, impaired loans are typically classified as substandard. Impaired loans at June 30, 2013, 2012 and 2011 were $25.7 million, $17.3 million and $12.7 million, respectively.

Allowance for Loan Losses
Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Loan losses are charged to the allowance for loans losses and recoveries are credited to it. Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make adjustments for loan losses in order to maintain the allowance for loan losses in accordance with U.S. generally accepted accounting principles (“GAAP”). The allowance for loan losses consists primarily of the following two components:
(1) Allowances are established for impaired loans. The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the present value of expected future cash flows discounted at the original loan’s effective interest rate or the underlying collateral value (less estimated costs to sell,) if the loan is collateral dependent, and the carrying value of the loan. Impaired loans that have no impairment losses are not considered for general valuation allowances described below.
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
The adjustments to our loss experience are based on our evaluation of several environmental factors, including:

•	the actual historical charge-off percentage experienced by the Company by loan type;

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

Each quarter we evaluate the allowance for loan losses and adjust the allowance as appropriate through a provision or recovery for loan losses. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the NJDOBI and the FDIC will periodically review the allowance for loan losses. They may require us to adjust the allowance based on their analysis of information available to them at the time of their examination. Such examinations typically occur annually. Our last examination by the FDIC was as of June 30, 2011 and as of September 30, 2012 by the NJDOBI.
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
Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the fiscal years indicated.

	At or For the Years Ended June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$31,187	$26,514	$25,902	$20,680	$13,532
Charge-offs:
Residential	86	669	—	—	—
Multifamily	—	194	—	16	260
Commercial real estate	1,305	529	3,018	1,196	—
Second mortgage and equity loans	—	—	—	—	—
Construction and land loans	2,418	897	5,750	3,526	2,250
Other loans	—	1,598	—	43	222
Total charge-offs	3,809	3,887	8,768	4,781	2,732
Recoveries:
Residential	—	18	—	—	—
Multifamily	115	—	—	—	—
Commercial real estate	—	—	80	—	—
Second mortgage and equity loans	—	—	—	—	—
Construction and land loans	38	42	—	—	—
Other loans	—	—	—	3	—
Total recoveries	153	60	80	3	—
Net charge-offs	(3,656)	(3,827)	(8,688)	(4,778)	(2,732)
Provision for loan losses	3,850	8,500	9,300	10,000	9,880
Balance at end of year	$31,381	$31,187	$26,514	$25,902	$20,680
Ratios:
Net charge-offs to average loans outstanding	0.17%	0.21%	0.54%	0.35%	0.23%
Allowance for loan losses to total loans at end of period	1.35%	1.53%	1.55%	1.69%	1.59%
The increase in the allowance for loan losses from 2009 through 2012, and related provisions, is primarily due to charge-off levels, the evaluation of ongoing local and regional economic factors and the growth in the multifamily and commercial real estate portfolios. The continued increase in the multifamily and commercial real estate loan portfolio is a factor as these types of loans inherently contain more credit risk than one to four family residential loans. The elevated level of charge-offs in the 2011 period were primarily incurred in conjunction with the disposal of two large problem assets. The allowance for loan losses was relatively stable between 2012 and 2013. The level of provision for loan losses decreased during 2013. These developments were primarily due to quality improvements in the assessment of the loan portfolio in 2013.
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

	At June 30,
	2013		2012		2011
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential	$2,224	5.5%	$2,343	6.8%	$1,274	10.1%
Multifamily	5,175	39.2	3,113	33.5	2,703	27.8
Commercial real estate	19,339	51.5	20,087	54.9	15,597	52.9
Second mortgage and equity loans	394	1.1	475	1.5	369	2.3
Construction and land loans	1,233	1.9	2,498	2.4	3,455	5.1
Other loans	406	0.8	348	0.9	1,625	1.8
Unallocated	2,610	—	2,323	—	1,491	—
Total	$31,381	100.0%	$31,187	100.0%	$26,514	100.0%

	At June 30,
	2010		2009
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
		(Dollars in thousands)
Residential	$1,390	15.9%	$1,012	20.4%
Multifamily	2,175	23.5	2,912	21.3
Commercial real estate	15,295	49.5	9,683	43.3
Second mortgage and equity loans	421	3.1	274	4.2
Construction and land loans	4,595	7	5,791	10.0
Other loans	482	1.4	268	0.8
Unallocated	1,544	—	740	—
Total	$25,902	100.0%	$20,680	100.0%

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
Our investment portfolio at June 30, 2013, consisted of $10.2 million in federal agency obligations and $1.8 million in equity securities. We also invest in mortgage-backed securities, all of which are guaranteed by government sponsored enterprises. At June 30, 2013, our mortgage-backed securities portfolio totaled $348.1 million, or 12.3% of total assets, and consisted of $324.1 million in fixed-rate securities and $24.0 million in adjustable-rate securities, guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Securities can be classified as held to maturity or available for sale at the date of purchase.
U.S. Government and Federal Agency Obligations. At June 30, 2013, our U.S. Government and federal agency securities portfolio totaled $10.2 million, all of which was classified as available for sale.
Equity Securities. At June 30, 2013, our equity securities portfolio totaled $1.8 million, or 0.1% of our total assets, all of which were classified as available for sale. The portfolio consists of financial industry common stock. There were no impairment charges on available for sale securities for the twelve months ended June 30, 2013. During 2012 and 2011 several of these holdings were deemed other-than-temporarily impaired and the Company recorded non-cash impairment charges to earnings of $262,000 and $31,000, respectively. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect out net capital position.
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
At June 30, 2013, our mortgage-backed securities totaled $348.1 million, or 12.3%, of total assets and 13.0% of interest earning assets. At June 30, 2013, 6.9% of the mortgage-backed securities were backed by adjustable rate mortgage loans and 93.1% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 2.43% at June 30, 2013. The estimated fair value of our mortgage-backed securities at June 30, 2013 was $348.1 million, which is $5.1 million more than the amortized cost of $343.0 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. All of the Company’s mortgage-backed securities are insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

Securities Portfolios. The following table sets forth the composition of our investment securities portfolio at the dates indicated.
Securities and Mortgage-Backed Securities Held to Maturity

	At June 30,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Freddie Mac	$4,310	$4,597	$5,438	$5,746	$7,546	$7,948
Ginnie Mae	2,984	3,093	3,200	3,350	3,425	3,490
Fannie Mae	33,388	32,935	24,955	25,943	22,413	22,743
Collateralized mortgage obligations	1,191	1,230	2,537	2,609	4,225	4,341
Total securities held to maturity	$41,873	$41,855	$36,130	$37,648	$37,609	$38,522
Securities and Mortgage-Backed Securities Available for Sale

	At June 30,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
United States Government and federal agency obligations	$9,988	$10,245	$24,283	$24,622	$88,355	$87,884
Corporate bonds	—	—	—	—	2,000	2,021
Equity securities	1,210	1,774	1,210	1,409	1,472	1,537
Mortgage-backed securities:
Freddie Mac	8,743	9,019	15,822	16,436	9,448	10,118
Fannie Mae	43,152	44,756	59,232	62,345	75,789	77,026
Collateralized mortgage obligations	249,278	252,496	389,613	395,139	414,443	418,788
Total securities available for sale	$312,371	$318,290	$490,160	$499,951	$591,507	$597,374

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2013 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments, scheduled redemptions or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Mortgage-backed securities:
Freddie Mac	$42	4.00%	$—	—%	$—	—%	$4,268	2.67%	$4,310	$4,597	2.69%
Ginnie Mae	—	—	—	—	—	—	2,984	2.88	2,984	3,093	2.88
Fannie Mae	—	—	4,854	2.73	10,150	2.50	18,384	2.54	33,388	32,935	2.56
Collateralized mortgage obligations	—	—	1,191	3.54	—	—	—	—	1,191	1,230	3.54
Total securities held to maturity	$42	4.00%	$6,045	2.89%	$10,150	2.50%	$25,636	2.60%	$41,873	$41,855	2.62%

United States Government and federal agency obligations	$—	—%	$9,988	1.63%	$—	—%	$—	—%	$9,988	$10,245	1.63%
Equity securities	1,210	—	—	—	—	—	—	—	1,210	1,774	—
Mortgage-backed securities:
Freddie Mac	—	—	872	5.01	2,395	4.70	5,476	2.39	8,743	9,019	3.29
Fannie Mae	—	—	757	5.00	40,151	3.22	2,244	3.54	43,152	44,756	3.27
Collateralized mortgage obligations	—	—	5,054	2.52	133,636	2.14	110,588	2.31	249,278	252,496	2.22
Total securities available for sale	$1,210	—%	$16,671	2.23%	$176,182	2.42%	$118,308	2.34%	$312,371	$318,290	2.37%

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
Deposits. Our deposits are generated primarily from residents and businesses within our primary market area and we recently entered into the local municipal deposit market. We offer a selection of deposit accounts, including checking accounts (demand deposits and NOW), money market deposit accounts, savings accounts, retirement accounts and time deposits. The Bank accepts brokered deposits on a limited basis, when it is deemed cost effective. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.
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
At June 30, 2013, $471.1 million, or 33.18% of our deposit accounts were time deposits, of which $339.9 million had maturities of one year or less. At each of June 30, 2013, 2012 and 2011, we had brokered time deposits totaling $22.9 million. There were no brokered time deposits at June 30, 2010. The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At June 30,
	2013			2012			2011
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Checking accounts	$361,131	25.43%	0.49%	$215,566	15.51%	0.24%	$162,147	11.74%	0.42%
Money market accounts	422,878	29.79	—	444,476	31.98	—	390,684	28.28	1.01
Savings accounts	164,622	11.60	—	160,115	11.52	—	152,906	11.07	0.55
Time deposits	471,072	33.18	—	569,549	40.98	—	675,573	48.91	1.48
Total deposits	$1,419,703	100.00%	0.59%	$1,389,706	100.00%	0.77%	$1,381,310	100.00%	1.12%
As of June 30, 2013, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was approximately $196.6 million. The following table sets forth the maturity of those deposits as of June 30, 2013.

At June 30, 2013
(In thousands)
Three months or less	$55,485
Over three months through six months	34,399
Over six months through one year	38,314
Over one year to three years	49,945
Over three years	18,501

Total	$196,644

Borrowings. Our borrowings consist of advances from the FHLB of New York. As of June 30, 2013, we had total borrowings in the amount of $833.7 million, which represented 36.0% of total liabilities, with an estimated weighted average maturity of 2.7 years and a weighted average rate of 2.4%. The weighted average maturity is estimated because several of our borrowings, under certain circumstances, can be called by the FHLB prior to the scheduled maturity. If this were to occur, our weighted average maturity would decrease. At June 30, 2013, borrowings are secured by mortgage-backed securities and investment securities with a book value of $291.5 million and performing mortgage loans with an outstanding balance of $1.9 billion.
The following table sets forth information concerning balances and interest rates on our FHLB advances and other borrowings at and for the periods shown:

	At or For the Years Ended June 30,
	2013	2012	2011
	(Dollars in thousands)
Balance at end of period	$833,672	$745,865	$509,315
Average balance during period	$828,088	$642,947	$521,541
Maximum outstanding at any month end	$911,678	$745,865	$621,680
Weighted average interest rate at end of period	2.39%	2.64%	3.77%
Average interest rate during period	2.57%	3.19%	3.95%
On April 11,2013, the Company committed to a deferred interest rate hedge in a notional amount of $50.0 million. The Company will begin exchanging cash flows under this hedge in April, 2016. The Company will receive LIBOR and pay 2.634%. Cash flows will be exchanged for seven years and cease in April, 2023. See Note 13 of the Notes to the Consolidated Financial Statements.

Subsidiary Activities and Joint Venture Information
Oritani Financial Corp. is the owner of Oritani Bank, Hampshire Financial LLC and Oritani LLC. Hampshire Financial LLC and Oritani LLC are New Jersey limited liability companies that own real estate and investments in real estate as described below. In addition, at June 30, 2013, Oritani Financial Corp., either directly or through one of its subsidiaries, had loans with an aggregate balance of $42.2 million on 14 of the properties in which it (either directly or through one of its subsidiaries) had an ownership interest. All such loans are performing in accordance with their terms.
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
Oritani Asset Corporation’s primary objective is to maximize long-term returns on equity. At June 30, 2013, Oritani Asset Corporation had $486.0 million in assets. Oritani Asset Corporation is taxed and operates in a manner that enables it to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.
Through these various subsidiaries, we maintain investments in real estate and investment in joint ventures. Detailed below is a summary of these various investments by subsidiary and by type.
Ormon LLC
Ormon LLC is a wholly-owned subsidiary of Oritani Bank. Ormon LLC maintains the following investments in real estate and joint ventures:
Investments in Real Estate
Park Lane Associates—Ormon LLC maintains a 50% undivided ownership interest in Park Lane Associates. Park Lane Associates is a 142-unit apartment complex located in Little Falls, New Jersey. Our initial investment was made in March 1980. For the year ended June 30, 2013, we recognized net income of $483,000 on the investment and received cash distributions of $413,000 during this period. At June 30, 2013, we had a loan to Park Lane Associates totaling $1.5 million.
Park View Apartments—Ormon LLC maintains a 50% undivided ownership interest in Park View Apartments. Park View Apartments is a 114-unit apartment complex located in White Hall, Pennsylvania. We initially invested in Park View in December

1986. For the year ended June 30, 2013, we recognized net income of $65,000 on the investment in Park View and received cash distributions of $41,000 during this period. At June 30, 2013, we had a loan to Park View Apartments totaling $1.0 million.
Winstead Village—Ormon LLC maintains a 50% undivided ownership interest in Winstead Village. Winstead Village is a 40-unit apartment complex located in Moorestown, New Jersey. We initially invested in Winstead in December 1986. For the year ended June 30, 2013, we recognized net income of $47,000 on the investment and also received cash distributions of $32,000 during that period. At June 30, 2013, we had a loan to Winstead Village totaling $665,000.
Parkway East—Ormon LLC maintains a 50% undivided ownership interest in Parkway East. Parkway East is a 43-unit apartment complex located in Caldwell, New Jersey. We initially invested in Parkway East in July 1981. For the year ended June 30, 2013, we recognized net income of $94,000 on the investment in Parkway East and received cash distributions of $85,000 during this period. We have no loans to this entity.
Marine View Apartments—Ormon LLC maintains a 75% undivided ownership interest in Marine View Apartments. Marine View is an 85-unit apartment complex located in Perth Amboy, New Jersey. We initially invested in Marine View in October 1993. For the year ended June 30, 2013, we recognized net income of $77,000 on the investment in Marine View and received cash distributions of $120,000 during that period. We have no loans to this entity.
Ormon LLC also wholly owns one property that is held and operated for investment purposes. The property is a 54-unit mixed-use property (49 residential units and 5 store fronts) located in Palisades Park, New Jersey. We recognized net income of $489,000 for the year ended June 30, 2013, from the operation of this property.
Investments in Joint Ventures
Oaklyn Associates—Oaklyn Associates is a 50% owned joint venture on a 100-unit apartment complex located in Oaklyn, New Jersey. We initially invested in this joint venture in February 1978. For the year ended June 30, 2013, we recognized net income of $55,000 on the investment and received cash distributions of $37,000 during that period. At June 30, 2013, we had a loan to Oaklyn Associates totaling $702,000.
Madison Associates—Madison Associates is a 50% owned joint venture on 30-unit apartment complex located in Madison, New Jersey. We initially invested in this joint venture in January 1989. For the year ended June 30, 2013, we recognized net income of $79,000 on the investment and received cash distributions of $80,000 during that period. We have no loans to this entity.
Brighton Court Associates—Brighton Court Associate is a 50% owned joint venture on a 47-unit apartment complex located in Bethlehem, Pennsylvania. We initially invested in Brighton Court in July 1996. For the year ended June 30, 2013, we recognized net income of $17,000 on the investment and received cash distributions of $34,000 during that period. At June 30, 2013, our loans to Brighton Court Associates totaled $1.3 million.
Plaza 23 Associates—Plaza 23 Associates is 50% owned joint venture on a shopping center in Pequannock, New Jersey. We initially invested in Plaza 23 Associates in October 1983. For the year ended June 30, 2013, we recognized a net loss of $1.2 million related to the investment and received no cash distributions during that period. As further discussed in Management's Discussion and Analysis, operations at this center have been negatively impacted by flooding issues and a key vacancy. We have no loans to Plaza 23 Associates but have a $9.9 million loan to its partner in this joint venture, Plains Plaza Ltd. Plains Plaza Ltd. has pledged its equity interest in Plaza 23 Associates as collateral for this loan.
Oritani, LLC
Oritani, LLC is a wholly-owned limited liability corporation of Oritani Financial Corp. The primary business of Oritani, LLC is real estate investments.
Investments in Joint Ventures
Ridge Manor Associates—Ridge Manor Associates is a 50% owned joint venture on a 44-unit apartment complex located in Park Ridge, New Jersey. We initially invested in Ridge Manor Associates in May 2004. For the year ended June 30, 2013, we recognized net income of $47,000 related to the investment and received cash distributions of $22,000 during that period. At June 30, 2013, we had a loan to this entity that totaled $5.5 million.
Van Buren Apartments—Van Buren Apartments is a 50% owned joint venture on a 32-unit apartment complex located in River Edge, New Jersey. We initially invested in Van Buren Apartments in March 2002. For the year ended June 30, 2013, we recognized net income of $80,000 related to the investment and received cash distributions of $65,000 during that period. At June 30, 2013, we had a loan to Van Buren Apartments that totaled $2.0 million.

10 Landing Lane—10 Landing Lane is a 50% owned joint venture on a 143-unit apartment complex located in New Brunswick, New Jersey. We initially invested in 10 Landing Lane in August 1998. For the year ended June 30, 2013, we recognized net income of $275,000 related to the investment and received cash distributions of $170,000 during that period. We have no loans to this entity.
FAO Hasbrouck Heights—FAO Hasbrouck Heights is a 50% owned joint venture on 93 mixed-use units (primarily residential) in Hasbrouck Heights, New Jersey. We initially invested in FAO Hasbrouck Heights in November 2005. For the year ended June 30, 2013, we recognized a net loss of $22,000 related to the investment and received cash distributions of $26,000 during that period. At June 30, 2013, we had a loan to FAO Hasbrouck Heights that totaled $7.4 million.
FAO Terrace Associates- FAO Terrace Associates is a 50% owned joint venture on a 34-unit apartment complex located in Hasbrouck Heights, New Jersey. We initially invested in FAO Terrace Associates in January 2009. For the year ended June 30, 2013, we recognized a net loss of $2,000 related to the investment and received no cash distributions during that period. At June 30, 2013, we had a loan to FAO Terrace Associates that totaled $2.6 million.
FAO Gardens Associates- FAO Garden Associates is a 50% owned joint venture on a 34-unit apartment complex located in Hackensack, New Jersey. We initially invested in FAO Garden Associates in February 2009. For the year ended June 30, 2013, we recognized net income of $3,000 related to the investment and received cash distributions of $5,000 over that period. At June 30, 2013, we had a loan to FAO Garden Associates that totaled $2.4 million.
River Villas Mews, LLC- River Villas Mews, LLC is a 50% owned joint venture on a 44 unit apartment complex located in Palmyra, New Jersey. We initially invested in River Villa Mews, LLC in August, 2009. For the year ended June 30, 2013, we recognized net income of $52,000 related to the investment and received cash distributions of $7,000. At June 30, 2013, we had a loan to River Villa Mews, LLC that totaled $2.2 million.
34 Grant, LLC- 34 Grant, LLC is a 50% owned joint venture on a 24 unit apartment complex located in Dumont, New Jersey. We initially invested in 34 Grant, LLC in September 2012. For the year ended June 30, 2013, we recognized net income of $12,000 related to the investment and received no cash distributions during that period. At June 30, 2013, we had a loan to 34 Grant, LLC that totaled $2.2 million.
Hampshire Financial, LLC
Hampshire Financial is a wholly-owned subsidiary of Oritani Financial Corp. The primary business of Hampshire Financial is real estate investments.
Investments in Joint Ventures
Hampshire Realty—Hampshire Realty is a 50% owned joint venture on an 81-unit apartment complex located in Allentown, Pennsylvania. We initially invested in Hampshire in June 2002. For the year ended June 30, 2013, we recognized net income of $68,000 related to the investment and received cash distributions of $50,000 over that period. At June 30, 2013, we had a loan to Hampshire that totaled $2.8 million.

The following table presents a summary of our investments in real estate and investments in joint ventures (in thousands).

	Book	Year Ended June 30, 2013			Book
	Value at	Profit /	Distributions	Additional	Value at
Property Name	June 30, 2012	(Loss)	Received	Investment	June 30, 2013
Real Estate Held For Investment
Ormon, LLC—Undivided Interests in Real Estate
Park Lane	$(335)	$483	$(413)	$—	$(265)
Park View	(298)	65	(41)	—	(274)
Winstead Village	(200)	47	(32)	—	(185)
Parkway East	(340)	94	(85)	—	(331)
Marine View	768	77	(120)	—	725
Ormon, LLC—Wholly Owned Properties
Palisades Park(1)	355	489	—	—	345
Real Estate Held For Investment Summary
Assets(1)	$1,123	$566	$(120)	$—	$1,070
Liabilities	$(1,173)	$689	$(571)	$—	$(1,055)

Investments in Joint Ventures
Ormon, LLC
Oaklyn Associates	$(189)	$55	$(37)	$—	$(171)
Madison Associates	(59)	79	(80)	—	(60)
Brighton Court Associates	98	17	(34)	—	81
Plaza 23 Associates	3,318	(1,230)	—	—	2,088
Oritani, LLC
Ridge Manor Associates	432	47	(22)	—	457
Van Buren Apartments	116	80	(65)	—	131
10 Landing Lane	(442)	275	(170)	—	(337)
FAO Hasbrouck Heights	228	(22)	(26)	—	180
FAO Terrace Associates	467	(2)	—	—	465
FAO Gardens	372	3	(5)	—	370
River Villas Mews, LLC	347	52	(7)	—	392
34 Grant, LLC	—	12	—	378	390
Hampshire Financial LLC
Hampshire Realty	63	68	(50)	—	81
Investments in Joint Ventures Summary
Assets	$5,441	$(975)	$(209)	$378	$4,635
Liabilities	$(690)	$409	$(287)	$—	$(568)
 (1)     The book values for wholly owned properties represent the costs of the fixed assets associated with the property, less accumulated depreciation.

Personnel
As of June 30, 2013, we had 164 full-time employees and 48 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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
The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the bank’s capital adequacy. Under such a risk assessment, examiners evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. Institutions with significant interest rate risk may be required to hold additional capital. According to the agencies, applicable considerations include:

•	the quality of the bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.
The following table shows Oritani Bank’s Core capital, Tier 1 risk-based capital, and Total risk-based capital ratios at June 30, 2013:

	As of June 30, 2013
	Capital	Percent of Assets (1)
	(Dollars in thousands)
Core capital	$434,975	15.55%
Tier 1 risk-based capital	434,975	17.93
Total risk-based capital	465,301	19.19

(1)
For purposes of calculating Core capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As the table shows, as of June 30, 2013, Oritani Bank was considered “well capitalized” under FDIC guidelines.
In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised and requires more stringent treatment of mortgage servicing assets and certain deferred tax assets. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for Oritani Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.
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

The recent final rule related to increased regulatory capital requirements will adjust the prompt corrective action categories accordingly.
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
The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The FICO payments will continue until the FICO bonds mature in 2017 through 2019. Our expense for the assessment of deposit insurance and the FICO payments was $1.3 million for the year ended June 30, 2013 and $1.2 million for the year ended June 30, 2012.
The FDIC has authority to increase deposit insurance assessments. A material increase in insurance assessments would likely have an adverse effect on the operating expenses and results of the Bank.
Federal Home Loan Bank System. Oritani Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLB of New York, Oritani Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 4.5% of its borrowings from the Federal Home Loan Bank, or 0.2% of mortgage-related assets, whichever is greater. As of June 30, 2013, Oritani Bank was in compliance with this requirement.
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

The Dodd-Frank Act
Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in 2010. The law is significantly changing the current bank regulatory structure and has affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the ultimate impact of the Dodd-Frank Act may not be known for many years.
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
Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions themselves. Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital, which is currently permitted for bank holding companies (subject to certain grandfathering rules). The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act's directive as to savings and loan holding companies. The consolidated regulatory capital requirements will apply to savings and loan holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.
Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.
Dividends. Oritani Bank must notify the Federal Reserve Board thirty days before declaring any dividend to the Company. The Federal Reserve Board may object to the payment of the dividend if it deems it to be unsafe or unsound or violative of a law, regulation or order or if the institution will be undercapitalized after the dividend. An inability of the subsidiary institution to pay dividends may restrict the parent savings and loan holding company's ability to pay dividends.
With respect to the payment of dividends by Oritani Financial Corp., the Federal Reserve Board has issued a supervisory letter regarding the payment of dividends by bank holding companies that it has also made applicable to savings and loan holding companies. In general, the supervisory letter provides that dividends should be paid only out of current earnings and if the prospective rate of earnings retention by the holding company appears consistent with the organization's capital needs, asset quality and overall financial condition. The guidance provides for prior Federal Reserve Board review of capital distributions in certain circumstances, such as where the company's net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund a dividend or the company's overall rate of earnings retention is inconsistent with the company's capital needs and overall financial condition. Stock repurchases are also subject to prior regulatory review under certain circumstances. These regulatory policies could affect the ability of Oritani Financial Corp. to pay dividends or otherwise engage in capital distributions. The financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the regulator and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.
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
Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act of 2002, our Chief Executive Officer and Chief Financial Officer each are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act of 2002 have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal controls; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal controls or in other factors that could significantly affect internal controls. Oritani Financial Corp is required to report under Section 404 of the Sarbanes-Oxley Act and has reported that it complies with such in all material respects.

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
At June 30, 2013, our total federal pre-base year reserve was approximately $15.1 million. However, under current law, pre-base year reserves remain subject to recapture should Oritani Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.
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
Net Operating Loss Carryforwards. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2013, Oritani Bank had no net operating loss carryforwards for federal income tax purposes.
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
In addition, changes in interest rates can affect the average life of loans and mortgage-backed and related securities. A reduction in interest rates results in increased prepayments of loans and mortgage-backed and related securities, as borrowers refinance their debt in order to reduce their borrowing costs. This creates reinvestment risk, which is the risk that we may not be able to reinvest prepayments at rates that are comparable to the rates we earned on the prepaid loans or securities. Reinvestment risk remains high in the current rate environment. Increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable rate loans.
Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At June 30, 2013 the fair value of our available for sale agency securities, mortgage-backed securities and corporate debt obligations totaled $316.5 million. Unrealized net gains on these available for sale securities totaled approximately $5.7 million at June 30, 2013 and are reported as a separate component of stockholders’ equity, net of taxes. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.
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
We evaluate interest rate sensitivity by estimating the change in Oritani Bank’s net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At June 30, 2013, in the event of an immediate 200 basis point increase in interest rates, our financial model projects that we would experience a $95.6 million, or 16.62%, decrease in net portfolio value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management of Market Risk.”
Historically Low Interest Rates May Adversely Affect Our Net Interest Income and Profitability.
During the past five years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than as available prior to 2008. Consequently, the average yield on our interest earning assets has decreased to 4.81% for the year ended June 30, 2013 from 5.57% for the year ended June 30, 2009. Despite the recent uptick in market rates of interest, the trend of decreasing average yield on interest earning assets is expected to continue. This is expected to occur because the rates associated with new loan originations are still lower than the average yield on the existing portfolio. Our cost of interest bearing liabilities has also decreased over the period, to 1.36% for the year ended June 30, 2013 from 3.21% for the year ended June 30, 2009. However, many of our deposit products are currently priced below 1.00% and the ability to reduce these costs further is limited. The Board of Governors of the Federal Reserve System has indicated its intention to maintain low short-term interest rates in the near future. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability.
Our Continued Emphasis On Multifamily and Commercial Real Estate Lending Could Expose Us To Increased Lending Risks.
Our business strategy centers on continuing our emphasis on multifamily and commercial real estate lending. We have grown our loan portfolio in recent years with respect to these types of loans and intend to continue to emphasize these types of lending. At June 30, 2013, $2.1 billion, or 90.7%, of our total loan portfolio consisted of multifamily loans and commercial real estate loans. As a result, our credit risk profile will be higher than traditional thrift institutions that have higher concentrations of one to four family residential loans. Loans secured by multifamily and commercial real estate generally expose a lender to greater risk of non-payment and loss than one to four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the underlying property. This risk increases during a negative economic cycle. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one to four family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one to four family residential mortgage loan. We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses. Finally, if we foreclose on multifamily and commercial real estate loans, our holding period for the collateral typically is longer than one to four family residential mortgage loans because there are fewer potential purchasers of the collateral.
The largest commercial real estate loan in our portfolio at June 30, 2013 was a $28.0 million loan secured by a multi-tenant retail building, located in Hudson County, New Jersey. Our largest loan relationship consisted of multifamily dwellings located mainly in our primary market area with a real estate investor. The aggregate outstanding loan balance for this relationship is $58.5 million at June 30, 2013. As discussed in “Business of Oritani Financial Corp-Lending Activities”, we have been utilizing stricter underwriting for these types of loans, and curtailed our construction lending.
If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Will Decrease.
We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 1.35% of total loans at June 30, 2013, material additions to our allowance could materially decrease our net income.
In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.
We have been negatively affected by recent economic conditions. A return to these conditions could adversely affect our operations, financial condition, and earnings.
The severe economic recession of 2008 and 2009 and the sluggish economic recovery since then caused uncertainty in the financial markets and weak general economic conditions, including high levels of unemployment. The resulting economic pressure on consumers and businesses has adversely affected our business, financial condition, and results of operations. The credit quality of loan and investment securities portfolios had deteriorated at many financial institutions and the values of real estate collateral supporting many commercial loans and home mortgages declined. Some of our commercial and multifamily real estate loan customers have experienced increases in vacancy rates and declines in rental rates for both multifamily and commercial properties. Recently, these conditions have begun to slowly abate. However, continuation of this trend is not assured. A return to the aforementioned conditions could result in reduced loan demand and further increases in loan delinquencies, loan losses, loan loss provisions, costs associated with monitoring delinquent loans and disposing of foreclosed property, and otherwise negatively affect our operations, financial condition, and earnings.
If Our Investment in the Federal Home Loan Bank of New York is Classified as Other-Than-Temporarily Impaired or as Permanently Impaired, Earnings and Stockholders’ Equity Could Decrease.
We own common stock of the Federal Home Loan Bank of New York (“FHLB-NY”), which is part of the Federal Home Loan Bank system. We hold the FHLB-NY common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB-NY’s advance program. The aggregate cost and fair value of our FHLB-NY common stock as of June 30, 2013 was $42.8 million based on its par value. There is no market for our FHLB-NY common stock.
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
Strong Competition Within Our Market Area May Limit Our Growth and Profitability.
Competition in the banking and financial services industry is intense. In our market area, we compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have substantially greater resources and lending limits than we have, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our loan and deposit balances, and/or decrease our net interest spread. For additional information see “Business of Oritani Financial Corp—Competition.”
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

ITEM 1B.     UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.     PROPERTIES
At June 30, 2013, the Company and the Bank conducted business from its corporate headquarters in Washington Township, New Jersey, and 24 full service branch offices located in Bergen, Hudson, Essex and Passaic Counties, New Jersey. The aggregate net book value of premises and equipment was $15.1 million at June 30, 2013.

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
Our shares of common stock are traded on the NASDAQ Global Market under the symbol “ORIT”. As of June 30, 2013, we have 2,099 stockholders of record (excluding the numbers of person or entities holding stock in street name through various brokerage firms), and 45,391,031 shares outstanding. The following table presents quarterly market information for Oritani Financial Corp.’s common stock for the periods indicated. The following information was provided by the NASDAQ Stock Market.

	For the Years Ended June 30,
	2013			2012
	High	Low	Dividends	High	Low	Dividends
First Quarter	$15.24	$13.75	$0.150	$13.64	$11.57	$0.100
Second Quarter	15.39	13.70	$0.550	14.00	12.02	$0.125
Third Quarter	16.10	14.49	$0.150	15.06	12.42	$0.125
Fourth Quarter	16.00	14.50	$0.175	15.13	13.27	$0.150
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

Stock Performance Graph
The following graph compares the cumulative total return on a hypothetical $100 investment made on June 30, 2008 in: (a) Oritani Financial Corp. stock, (b) the NASDAQ Bank Index, (c) the NASDAQ Composite Index, (d) the SNL US Thrift Index and (e) the KBW Bank index. The SNL US Thrift and the KBW indices have been added to enhance stockholder perspective of the Company's stock performance. The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time based on dividends (stock or cash) and increases or decreases in the market price of the stock.

Oritani Financial Corporation

	Period Ending
Index	6/30/2008	6/30/2009	6/30/2010	6/30/2011	6/30/2012	6/30/2013
Oritani Financial Corporation	100.00	85.69	95.95	126.87	148.12	172.94
NASDAQ Bank	100.00	77.61	86.29	92.09	95.62	121.35
NASDAQ Composite	100.00	80.87	93.83	124.67	133.47	157.28
SNL US Thrift Index	100.00	67.76	73.60	73.02	71.38	90.11
KBW Bank	100.00	65.12	83.19	88.21	85.39	116.86

*Source: SNL Financial LC, Charlottesville, VA
On November 14, 2011, the Company announced its third Share Repurchase Program, which authorized the purchase of an additional 5% of its outstanding shares of common stock, or 2,278,776 shares. This stock repurchase program commenced upon the completion of the second repurchase program on November 14, 2011. The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company conducts such repurchases in accordance with a Rule 10b5-1 trading plan. This program has no expiration date and has 1,801,381 shares yet to be purchased as of June 30, 2013. There were no repurchases of our equity securities during the three months ended June 30, 2013.

As of September 12, 2013, the Company has repurchased, under the repurchase plans approved since the second step transaction, 11,159,700 shares of its stock at an average price of $13.00 per share.

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

	At June 30,
	2013	2012	2011	2010	2009
	(In thousands)
Selected Financial Condition Data:
Total assets	$2,831,922	$2,700,982	$2,587,233	$2,477,420	$1,913,521
Loans, net	2,275,782	1,992,817	1,672,849	1,505,880	1,278,623
Securities available for sale, at market value	318,290	499,951	597,374	437,200	273,022
Mortgage-backed securities held to maturity	41,873	36,130	37,609	66,468	118,817
Bank owned life insurance	59,996	46,283	44,689	30,529	29,385
Federal Home Loan Bank of New York stock, at cost	42,770	38,222	26,844	25,081	25,549
Accrued interest receivable	10,114	10,630	9,237	9,425	7,967
Investments in real estate joint ventures, net	4,635	5,441	5,309	5,562	5,767
Real estate held for investment	1,070	1,123	1,185	1,221	1,338
Deposits	1,419,703	1,389,706	1,381,310	1,289,746	1,127,630
Borrowings	833,672	745,865	509,315	495,552	508,991
Stockholders’ equity	518,710	510,709	645,412	643,393	240,098

Selected Operating Data:
Interest income	$127,228	$121,990	$117,353	$105,339	$88,429
Interest expense	29,798	33,333	36,330	42,386	44,500
Net interest income	97,430	88,657	81,023	62,953	43,929
Provision for loan losses	3,850	8,500	9,300	10,000	9,880
Net interest income after provision for loan losses	93,580	80,157	71,723	52,953	34,049
Other income	5,820	5,401	5,452	5,486	2,780
Other expense	37,877	35,451	31,716	42,779	27,257
Income before income tax expense	61,523	50,107	45,459	15,660	9,572
Income tax expense	21,979	18,457	16,952	7,296	4,020
Net income	$39,544	$31,650	$28,507	$8,364	$5,552

	At or For the Years Ended June 30,
	2013	2012	2011	2010	2009
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	1.43%	1.21%	1.13%	0.41%	0.33%
Return on equity (ratio of net income to average equity)	7.68%	5.95%	4.42%	3.26%	2.20%
Average interest rate spread (1)	3.45%	3.24%	2.88%	2.99%	2.36%
Net interest margin (2)	3.69%	3.55%	3.36%	3.25%	2.77%
Efficiency ratio (3)	36.68%	37.69%	36.68%	48.22%	58.35%
Non-interest expense to average total assets	1.37%	1.36%	1.26%	2.11%	1.63%
Average interest-earning assets to average interest-bearing liabilities	120.49%	123.33%	132.25%	111.83%	114.47%

Asset Quality Ratios:
Non-performing assets to total assets	0.91%	0.78%	0.74%	1.66%	2.74%
Non-performing loans to total loans	1.03%	0.90%	0.90%	2.48%	4.03%
Allowance for loan losses to total loans	1.35%	1.53%	1.55%	1.69%	1.59%

Capital Ratios:
Total capital (to risk-weighted assets)	22.16%	24.48%	35.46%	39.64%	19.15%
Tier I capital (to risk-weighted assets)	20.91%	23.23%	34.21%	38.38%	17.90%
Tier I capital (to average assets)	18.30%	19.02%	25.09%	31.58%	14.31%

Other Data:
Number of full service offices	25	25	23	22	21
Full time equivalent employees	190	188	184	179	174

(1)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

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
Highlights of our business strategy are discussed below:
Continuing to focus on multifamily and commercial real estate lending. Unlike many traditional thrifts, we have focused on the origination of multifamily and commercial real estate loans. Such loans comprise 90.7% of our total loan portfolio at June 30, 2013. We have focused on this type of lending because the interest rates earned for such loans generally are higher than the prevailing rates for residential loans, resulting in a greater level of interest income potential. We are also able to generate significantly higher fee income on such loans, particularly prepayment fees. In addition, the repayment terms usually expose us to less interest rate risk than fixed-rate residential loans. We generally incorporate one or more of the following features into our terms for multifamily and commercial real estate loans, thereby decreasing their interest rate risk: interest rates reset after five years at a predetermined spread to FHLB Advance rates; minimum stated interest rates; balloon repayment date or maximum fixed-rate self-amortizing loan term of 20 years. While our actual origination volume will depend on market conditions, we intend to continue our emphasis on multifamily and commercial real estate lending. The number of banks that have added or increased this type of lending, particularly multifamily lending, over the past few years has continued to increase. Consequently, the interest rate spreads on this type lending have come under pressure.

We have experienced substantial growth in our combined multifamily and commercial real estate loan portfolio in recent years. The annual growth rate of the portfolio has been 17.0%; 30.5%; 22.9%; 33.4% and 40.6% for years ended June 30, 2013, 2012, 2011, 2010 and 2009, respectively. We have been involved in multifamily lending for over thirty years. Over the past ten years, we have assembled a department exclusively devoted to the origination and administration of multifamily and commercial real estate loans. Over the past five years, we have established a separate credit department to review all such originations and ensure compliance with our underwriting standards. There are presently 9 loan officers as well as support staff in the origination department and 3 officers as well as support staff in the credit department. Our business plan projects continued growth of the portfolio and continued additions to our staff to support such growth. In addition, due to current economic conditions and related risks, management has been applying stricter underwriting guidelines, including requiring higher debt service coverage ratios and lower loan to value ratios, to these loans.
Aggressively remedy remaining delinquent loans and such additional loans that may occur. One of management’s objectives is to maintain a low level of problem assets and to achieve further reductions from our current level. Management’s tactics toward delinquent borrowers are generally considered aggressive. We have commenced legal action against virtually all borrowers who are more than 45 days delinquent. Since June 30, 2009, our level of non-performing assets to total assets has declined from 2.74% to 0.91% at June 30, 2013. While no assurances can be provided regarding results, management will continue to focus on resolution of problem assets.
Maintaining and increasing core deposits. Since the beginning of fiscal 2009, we have devoted significant internal attention to growing our deposits. We hired key, experienced personnel and have implemented an incentive program that rewards branch personnel for attracting core deposit relationships. We emphasized obtaining deposits from our commercial borrowers, reexamined our pricing strategies, entered into the municipal deposit market and promoted our status as a local community bank. As a result of these efforts and external factors, we experienced a period of strong deposit growth. Our total deposit balances grew $720.8 million, or 103.1%, from June 30, 2008 to June 30, 2013. The focus of our deposit initiative has been to increase core deposits. Our core deposit account balances grew $668.5 million, or 238.6%, from June 30, 2008 to June 30, 2013. Overall deposit growth was muted in fiscal 2012 and, to some extent, in fiscal 2013 as an outflow of time deposits partially mitigated growth in core accounts. Our ongoing focus will be to build upon our successes in core deposit growth. In addition to continuing to attract new customers to Oritani Bank, we will also focus on cross-selling core deposit accounts to customers who have limited deposit services with Oritani Bank and seeking to further develop the relationship by providing quality customer service as well as continuing our de novo branch strategy.
Expanding our market share within our primary market area. Our deposit growth significantly boosted our market penetration in Bergen County, the primary county of our operations. We increased our percentage of Bergen County deposits from 1.8%, or the 14th ranked financial institution, at June 30, 2008 to 3.0%, or the 9th ranked financial institution, at June 30, 2012. We intend to continue the strategy of opportunistic de novo branching. We typically seek de novo branch locations in under-banked areas that are either a contiguous extension or fill-in of our existing branch network. We also have budgeted monies for infrastructure improvements in our existing branches. We may also consider the acquisition of branches from other financial institutions in our market area. We believe these strategies, along with continued growth, will help us achieve our goal of deposit growth and market expansion.
Continuing to emphasize operating efficiencies and cost control. One of the hallmarks of our operations has been expense control as evidenced by an efficiency ratio of 36.68% for the year ended June 30, 2013. Our efficiency ratio as well as numerous other expense measurement ratios, have consistently outperformed peers. We intend to maintain our posture on expense control while continuing to make prudent investments in our operations by effectively managing costs in a relation to revenues.

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
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are impaired. Management will identify loans that have demonstrated issues that cause concern regarding full collectibility in the required time frame. Delinquency and internal credit department reviews are key indicators of such issues. In addition, the Company utilizes the services of a third party loan review firm on an annual basis, the loan review firm reviews a significant portion of the existing portfolio over the course of the year, typically an aggregate of at least 60% of the commercial real estate, multifamily and construction loan portfolios, including a sampling of both new and seasoned loans, a review of all Regulation “O” loans and review of all delinquent loans. Their scope is determined by the Audit Committee. This firm prepares quarterly reports that include recommendations for classification. Their services assist in identifying loans that should be classified prior to delinquency issues. Management summarizes all problem loans and classifies such loans within the following industry standard categories: Watch, Special Mention, Substandard, Doubtful or Loss. In addition, a classified loan may be considered impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, collateral category and internal credit risk rating. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocation. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.
On a quarterly basis, the Chief Financial Officer:

•
Reviews all impaired loans individually, determines the appropriate impaired loan balance and calculates any necessary specific reserves. The most current appraised value is generally used as the basis for the value of the collateral. In general, loans that are greater than $1.0 million and delinquent more than 90 days are considered impaired.

•
Summarizes by rating classification all remaining loans that are graded either “Watch,” “Special Mention” or “Substandard.” A general reserve percentage is then applied to all such loans. The percentage utilized is increased as the classification severity increases.

•
Summarizes by collateral type all remaining loans that are graded either “Desirable,” “Pass” or “Low Pass.” A general reserve factor is then applied to all such loans. The general reserve factors are analyzed and updated on a semiannual basis.

The results are summarized and an appropriate level of allowance for loan losses is determined. This level is compared to the “pre-analysis” level of allowance for loan losses and, if necessary, an adjustment is made through the provision for loan losses in order to reflect the appropriate level of allowance for loan losses.
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

Our allowance for loan losses in recent years reflects probable losses resulting from the actual growth in our loan portfolio, ongoing local and regional economic conditions and our overall levels of charge-offs, delinquencies, impaired loans and nonaccrual loans. We believe the ratio of the allowance for loan losses to total loans at June 30, 2013 adequately reflects our portfolio credit risk, given our emphasis on multifamily and commercial real estate lending and current market conditions.
Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the FDIC and the NJDOBI, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to them at the time of their examination. The most recent such examination was performed by the NJDOBI as of September 30, 2012.
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

Comparison of Financial Condition at June 30, 2013 and June 30, 2012
Total Assets. Total assets increased $130.9 million, or 4.8%, to $2.83 billion at June 30, 2013, from $2.70 billion at June 30, 2012. The primary investing activity was in loans funded by cash flows from the investment portfolio and increases in short term borrowings and deposits.
Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) increased $626,000 to $12.1 million at June 30, 2013, from $11.4 million at June 30, 2012.
Loans, net. Loans, net increased $283.0 million, or 14.2%, to $2.28 billion at June 30, 2013, from $1.99 billion at June 30, 2012. The Company continues its emphasis on loan originations, particularly multifamily and commercial real estate loans. Loan originations for the twelve months ended June 30, 2013 totaled $653.8 million versus $543.8 million for the comparable 2012 period
Mortgage-Backed Securities Available For Sale. Mortgage-backed securities AFS decreased $167.6 million to $306.3 million at June 30, 2013, from $473.9 million at June 30, 2012. Management continues to de-emphasize mortgage-backed securities as an investment in the current interest rate environment.
Real Estate Owned. Real estate owned totaled $1.7 million at June 30, 2013 and consisted of four properties. Two of these properties are presently under contract for sale at amounts that exceed the current book value of the properties. The properties that are not under contract at this time have a book value of $672,000. For the year ended June 30, 2013, the Company disposed of five REO properties with a book value of $3.8 million and realized net proceeds of $4.4 million.
Deposits. Deposits increased $30.0 million, or 2.2%, to $1.42 billion at June 30, 2013, from $1.39 billion at June 30, 2012. Core deposits, consisting of checking, money market and savings accounts, increased $128.5 million, or 15.7%, to $948.6 million at June 30, 2013, from $820.2 million at June 30, 2012. Over that same period, time deposits decreased $98.5 million, or 17.29%. The time deposit runoff was primarily rate driven, as the cost for replacement funds was lower than the market rate for time deposits. Core deposit growth remains a strategic objective of the Company.
Borrowings. Borrowings increased $87.8 million, or 11.8%, to $833.7 million at June 30, 2013, from $745.9 million at June 30, 2012. The Company utilized borrowings, primarily overnight borrowings, to contribute to the funding of loan originations. Short-term borrowings totaled $233.3 million at June 30, 2013 compared to $161.6 million at June 30, 2012. During the year ended June 30, 2013, the Company committed to $56.1 million in long term advances from the FHLB. These borrowings had a weighted average term of 8.8 years and a weighted average cost of 1.81%. The Company will continue to obtain longer term borrowings and modify FHLB-NY advances opportunistically. In August 2013, the Company committed to $30.0 million in FHLB advances with an average term of 8 years and a weighted average cost of 2.73%.
Stockholders’ Equity. Stockholders' equity increased $8.0 million to $518.7 million at June 30, 2013, from $510.7 million at June 30, 2012. The increase was primarily due to net income and stock option exercises plus the release of ESOP and Equity Plan shares, partially offset by dividends, including a $0.40 special dividend paid in December, 2012. Based on our June 30, 2013 closing price of $15.68 per share, the Company stock was trading at 137.2% of book value.

Comparison of Operating Results for the Years Ended June 30, 2013 and June 30, 2012
Net Income. Net income increased $7.9 million, or 24.9%, to $39.5 million for the twelve months ended June 30, 2013, from $31.7 million for the corresponding 2012 period. The primary causes of the increased net income were increased net interest income and decreased provision for loan losses. Return on average assets was 1.43% for the twelve months ended June 30, 2013. Return on average equity was 7.68% for the twelve months ended June 30, 2013.
Total interest income. Total interest income increased $5.2 million, or 4.3%, to $127.2 million for the twelve months ended June 30, 2013, from $122.0 million for the twelve months ended June 30, 2012. The largest increase occurred in interest on loans, which increased $9.0 million, or 8.3%, to $117.4 million for the twelve months ended June 30, 2013, from $108.4 million for the twelve months ended June 30, 2012. Over that same period, the average balance of loans increased $318.1 million or 17.5%. The Company's primary focus is organic growth of multifamily and commercial real estate loans. While growth was achieved throughout the year, the growth rate slowed slightly in the second half of the fiscal year. Management has been reluctant to offering the terms required to maintain our prior pace of growth, particularly loans with a fixed rate period longer than 5 years. The recent increase in market rates has made current loan terms more palatable, and management believes the Company can return to growth levels previously achieved. The growth was primarily achieved through originations which totaled $653.8 million for the twelve months ended June 30, 2013 versus $543.8 million for the comparable 2012 period. The yield on the loan portfolio decreased 46 basis points for the twelve months ended June 30, 2013 versus the comparable 2012 period. The decreased yield was primarily due to the impact of current market rates on new originations, refinancings, prepayments and modifications. Prepayment penalties are recognized as interest on loans and impacted the loan yield in both periods. Prepayment penalties totaled $5.1 million for the twelve months ended June 30, 2013 versus $1.5 million for the comparable 2012 period. Prepayment penalty provisions are incorporated into all of the Company's multifamily and commercial real estate loan documents. The penalties are intended to provide the Company with compensation if the loan is prepaid. Although market interest rates have increased recently, the current interest rate environment continues to provide an economic incentive for many of our existing borrowers to refinance. Prepayment penalties boosted annualized loan yield by 24 basis points for the twelve months ended June 30, 2013 versus 8 basis points for the comparable 2012 period. Another strategic business decision was the determination to no longer deploy the cash flows from the investment portfolio back into new investments. This decision impacted the periods subsequent to September 30, 2011 and was made because the Company determined that the risk/reward profiles of permissible securities no longer warranted additional investment. The few purchases that occurred subsequent to that date were primarily to satisfy regulatory needs and were classified as held to maturity. The average balance of the primary investment category, mortgage-backed securities available for sale, decreased $154.2 million over the period. The decision has aided overall yield on interest earning assets as the Company now has a lower percentage of its interest earning assets in lower yielding instruments like mortgage backed securities, investment securities and federal funds sold. The limited decrease in yield on interest earnings assets that occurred in 2013 versus 2012 (7 basis points), despite a much lower interest rate environment, is partially attributable to these strategic decisions.
Interest Expense. Total interest expense decreased $3.5 million, or 10.6%, to $29.8 million for the twelve months ended June 30, 2013, from $33.3 million for the twelve months ended June 30, 2012. Interest expense on deposits decreased $4.3 million, or 33.5%, to $8.5 million for the twelve months ended June 30, 2013, from $12.8 million for the twelve months ended June 30, 2012. The average balance of interest bearing deposits decreased $18.6 million over this period while the average cost of these funds decreased 31 basis points. The current interest rate environment has provided an opportunity for the Company to reduce its cost of interest bearing liabilities. The Company has continued its strategic objective of increasing core deposits. However, increases in core account balances have been offset by decreases in time deposits. While management believes time deposits can be cost effectively replaced by borrowings in the current environment, the Company has been concerned with the overall deposit total and has deployed strategies designed to increase deposits without significantly impacting costs. Interest expense on borrowings increased $764,000, or 3.7%, to $21.3 million for the twelve months ended June 30, 2013, from $20.5 million for the twelve months ended June 30, 2012. The average balance of borrowings increased significantly, $185.1 million, for the twelve months ended June 30, 2013 versus the twelve months ended June 30, 2012, while the cost decreased significantly, 62 basis points. Overnight and other short term borrowings totaled $233.3 million at June 30, 2013, versus $161.6 million at June 30, 2012. The increased level of overnight and short term borrowings contributed to the decreased borrowing cost. As discussed in prior filings, the Company committed to a deferred interest rate hedge in a notional amount of $50.0 million to mitigate a portion of the risk associated with its borrowing position.
Net interest income. Net interest income increased by $8.8 million, or 9.9%, to $97.4 million for the twelve months ended June 30, 2013, from $88.7 million for the twelve months ended June 30, 2012. The Company’s spread and margin increased to 3.45% and 3.69% for the twelve months ended June 30, 2013, respectively, from 3.24% and 3.55% for the twelve months ended June 30, 2012, respectively. The Company expects that its spread and margin will remain under pressure in the current interest rate environment due to several factors, including: rates on new loan originations and investment purchases; modifications of loans within the existing loan portfolio; prepayments of higher yielding loans and investments; limited ability to further reduce deposit and borrowing costs; promotional interest costs to attract new deposit customers and increases in borrowing costs which may be necessary to reduce interest rate risk. The Company has been able to largely offset these pressures. Several factors have contributed to this result. The Company believes that the most effective means for it to offset the impact of decreased spread and margin is loan growth, through quality loan originations. The Company has been able to achieve quality loan growth which remains one of its strategic goals. The interest rate curve has steepened over the past three months as longer term rates have increased. If this interest rate curve is maintained, it will likely relieve some of the pressure on core spread and margin. New loan originations would likely be at higher rates and modifications would likely decrease. However, prepayment penalty income would also likely decrease. Prepayment penalty income totaled $5.1 million for the twelve months ended June 30, 2013. Another factor has been the utilization of overnight borrowings. In the recent rate environment, such borrowings have a very low cost which contributed to the increased spread, margin and net interest income. The utilization of such borrowings also increased the Company’s interest rate risk, and the Company has addressed the increased exposure through a deferred interest rate hedge. The Company has also been able to successfully lower the cost of overall deposits, particularly money market deposits, without a significant impact on balances. The Company has also decreased its reliance on time deposits, which carry a higher cost, and lowered the cost of the remaining time deposits. The Company's largest interest rate risk exposure is to a flat or inverted yield curve. The Company's net interest income and net interest rate spread were both negatively impacted in all periods due to the reversal of accrued interest income on loans delinquent more than 90 days. The total of such income reversed was $1.9 million for the twelve months ended June 30, 2013 and $1.1 million for the twelve months ended June 30, 2012.
Provision for Loan Losses. The Company recorded provisions for loan losses of $3.9 million for the twelve months ended June 30, 2013 as compared to $8.5 million for the twelve months ended June 30, 2012. The Company charged off a total of $3.8 million and $3.9 million in loans during the twelve months ended June 30, 2013 and 2012, respectively. The Company’s allowance for loan losses is analyzed quarterly and many factors are considered. Delinquency and nonaccrual totals, changes in loan risk ratings, loan growth, charge-offs and economic factors continue to have a meaningful impact on the current level of provision for loan losses. The provision for loan losses was lower in the 2013 periods partially because of improvements in risk ratings and delinquencies.
Delinquency and non performing asset information is provided below:

	At June 30,
	2013	2012	2011	2010
	(In thousands)
Delinquency Totals
30—59 days past due*	$7,416	$13,783	$7,025	$12,330
60—89 days past due*	2,643	8,555	5,327	4,629
Non-accrual	23,910	18,342	15,303	38,125
Total	$33,969	$40,680	$27,655	$55,084
Non Performing Asset Totals
Nonaccrual loans, per above	$23,910	$18,342	$15,303	$38,125
Real Estate Owned	1,742	2,740	3,967	3,031
Total	$25,652	$21,082	$19,270	$41,156
*Excludes non-accrual loans less than 90 days past due as they are included in the non-accrual total.
At June 30, 2013, there are eight nonaccrual loans with balances greater than $1.0 million. These loans are discussed below:

•
A $3.2 million construction loan for a luxury home in Morris County, New Jersey. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, no reserve was required as of June 30, 2013, primarily due to a low estimated loan to value. The borrower's defense against our foreclosure action was rejected by the courts and the Company is continuing pursuit of a legal remedy.

•
A $1.6 million residential loan on a single family residence in Bergen County, New Jersey. A foreclosure action was initiated when loan payments became delinquent. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, there was a $246,000 impairment reserve against this loan as of June 30, 2013 (including an increase of $41,000 in the June, 2013 quarter). Oritani is pursuing legal remedies.

•
A $1.1 million loan on a mixed use property in Bergen County, New Jersey. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, a $265,000 impairment reserve remains against this loan as of June 30, 2013. A forbearance agreement has been executed and the borrower fully complied with the payment demands of the Company over the quarter. Although the loan is currently classified as nonaccrual, it was current as of June 30, 2013. If satisfactory performance continues, the loan will be removed from the nonaccrual classification (though there can be no assurances that this will occur).

•
A $2.5 million loan on a multifamily property in New York City. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, no reserve was required as of June 30, 2013. The borrower is in bankruptcy and the process regarding the sale of the property is currently being determined by the bankruptcy court. There is a pending contract for sale of this property for $3.7 million. Regular payments have recently resumed on this loan including a small amount toward the delinquent balance.

•
A $2.4 million loan on a warehouse/light industrial building in Bergen County, NJ. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, no reserve was required as of June 30, 2013, primarily due to a low estimated loan to value. Oritani is pursuing legal remedies as well as other avenues to secure repayment in full.

•
Two loans totaling $4.2 million on two student housing facilities in Luzerne County, Pennsylvania. The loans are classified as impaired. In accordance with the results of the impairment analysis for the loans, there was a $693,000 impairment reserve against the loans as of June 30, 2013 (including an increase of $235,000 in the June, 2013 quarter). Oritani is pursuing legal remedies as well as other avenues to secure repayment in full.

•
A $1.7 million loan on a retail building in Morris County, NJ. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, a $163,000 impairment reserve was established against this loan as of June 30, 2013. Oritani is pursuing legal remedies as well as other avenues to secure repayment in full.

•
A $1.7 million loan on an office building in Somerset County, NJ. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, a $292,000 impairment reserve was established against this loan as of June 30, 2013. Oritani is pursuing legal remedies as well as other avenues to secure repayment in full.

There are nine other multifamily/commercial real estate loans, totaling $3.1 million, classified as nonaccrual at June 30, 2013. The largest of these loans has a balance of $780,000.
There are eight other residential loans, totaling $2.4 million, classified as nonaccrual at June 30, 2013. The largest of these loans has a balance of $757,000.
Other Income. Other income increased $419,000 to $5.8 million for the twelve months ended June 30, 2013 from $5.4 million for the twelve months ended June 30, 2012. The increase was primarily due to income from bank owned life insurance, which increased $1.7 million to $3.3 million for the twelve months ended June 30, 2013, from $1.6 million for the twelve months ended June 30, 2012. The increase was primarily due to the receipt of nonrecurring insurance proceeds. This increase was partially offset by a decrease in income from investments in joint ventures, which decreased $1.3 million for the twelve months ended June 30, 2013 versus the comparable 2012 period. As discussed in greater detail in "Comparison of Operating Results for the Years Ended June 30, 2012 and June 30, 2011-Other Income", issues related to flooding at one commercial property have decreased occupancy and income. The key vacancy pertains to the grocery anchor tenant. Income is expected to be below historical levels for the remainder of calendar 2013.
Operating Expenses. Operating expenses increased $2.4 million to $37.9 million for the twelve months ended June 30, 2013, from $35.5 million for the twelve months ended June 30, 2012. The increase was primarily due to compensation, payroll taxes and fringe benefits, which increased $2.7 million to $27.8 million for the twelve months ended June 30, 2013, from $25.1 million for the twelve months ended June 30, 2012. There were increases totaling $773,000 related directly to compensation due to additional staffing and salary adjustments. The twelve month period was impacted by costs associated with stock based compensation. Stock awards and options were granted under the Company's 2011 Equity Incentive Plan (“the Equity Plan”) on August 18, 2011. The 2012 period contains 10.5 months of amortization of Equity Plan costs versus 12 months in the 2013 period.  Expenses associated with the Equity Plan were $797,000 greater in the 2013 period versus the 2012 period. Increases in the trading price of Company's common stock caused an increase in ESOP expense. These increases were partially offset by a decrease in benefit expense primarily pertaining to one plan whose actual costs were less than anticipated largely due to an increase in the assumed discount rate. Our efficiency ratios for the twelve months ended June 30, 2013 and 2012, were 36.7% and 37.7%, respectively.
Income Taxes. Income tax expense for the twelve months ended June 30, 2013, was $22.0 million, due to pre-tax income of $61.5 million, resulting in an effective tax rate of 35.7%. For the twelve months ended June 30, 2012, income tax expense was $18.5 million, due to pre-tax income of $50.1 million, resulting in an effective tax rate of 36.8%. The decreased rate in 2013 was due to the implementation of various strategies as well as the receipt of nonrecurring bank owned life insurance income, which is not subject to income taxes.
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
Net interest income. Net interest income increased by $7.6 million, or 9.4%, to $88.7 million for the twelve months ended June 30, 2012, from $81.0 million for the twelve months ended June 30, 2011. Measured annually, the Company’s spread and margin increased to 3.24% and 3.55% for the twelve months ended June 30, 2012, respectively, from 2.88% and 3.36% for the twelve months ended June 30, 2011, respectively. The Company’s spread and margin increased steadily over both the 2012 and 2011 fiscal years. These measures are under pressure in the current interest rate environment due to several factors, including: rates on new loan originations and investment purchases; modifications of loans within the existing loan portfolio; prepayments of higher yielding loans and investments; limited ability to further reduce deposit costs; increases in borrowing costs as maturity terms are extended and decreased net interest income due to funds used for repurchase activity. However, the Company has been able to offset these pressures as spread, margin and net interest income all increased steadily over the periods. Several factors have contributed to this result. One such factor has been the utilization of overnight borrowings. In the recent rate environment, such borrowings have a very low cost which contributed to the increased spread, margin and net interest income. The utilization of such borrowings also increased the Company’s interest rate risk, and the Company partially addressed the increased exposure through longer term borrowings. The Company has been able to successfully lower the cost of overall deposits, particularly money market deposits, without a significant impact on balances. The Company has also decreased its reliance on time deposits, which carry a higher cost, and lowered the cost of the remaining time deposits. The shifting of investment funds out of federal funds sold and into higher yielding investments improved results. More recently, the further shifting of assets out of investments and into higher yielding loans extended this improvement. The recent modifications of FHLB advances will also serve to offset some of the pressures of the current interest rate environment. The Company’s stock repurchase activity in this fiscal year effectively decreased net interest income. However, the impact was minimal as the cost of these funds (either federal funds sold or overnight borrowings) was very low. The Company’s largest interest rate risk exposure is to a flat or inverted yield curve. The Company's net interest rate spread and net interest margin were hindered by the nonaccrual loan level in both the 2012 and 2011 periods. The Company's net interest income was reduced $1.1 million and $2.4 million for the years ended June 30, 2012 and 2011, respectively, due to the impact of nonaccrual loans.
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

	For the Years Ended June 30,
	2013			2012			2011
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$2,139,071	$117,418	5.49%	$1,820,992	$108,409	5.95%	$1,611,961	$99,963	6.20%
Securities held to maturity (2)	54,082	1,752	3.24	33,066	1,387	4.19	273,739	5,863	2.14
Securities available for sale	14,027	237	1.69	48,219	864	1.79	26,515	1,399	5.28
Mortgage backed securities held to maturity	38,440	955	2.48	34,819	908	2.61	360,953	8,299	2.30
Mortgage backed securities available for sale	395,687	6,862	1.73	549,883	10,390	1.89	49,418	1,571	3.18
Federal funds sold and short term investments	1,584	4	0.25	12,789	32	0.25	89,575	258	0.29
Total interest-earning assets	2,642,891	127,228	4.81%	2,499,768	121,990	4.88%	2,412,161	117,353	4.87%
Non-interest-earning assets	122,346			109,688			104,721
Total assets	$2,765,237			$2,609,456			$2,516,882
Interest-bearing liabilities:
Savings deposits	$167,724	391	0.23%	$157,617	652	0.41%	$149,977	941	0.63%
Money market	429,626	2,129	0.50	396,172	2,956	0.75	312,574	3,177	1.02
Checking accounts	257,041	868	0.34	202,773	831	0.41	152,256	855	0.56
Time deposits	511,000	5,136	1.01	627,426	8,384	1.34	687,602	10,746	1.56
Total deposits	1,365,391	8,524	0.62	1,383,988	12,823	0.93	1,302,409	15,719	1.21
Borrowings	828,088	21,274	2.57	642,947	20,510	3.19	521,541	20,611	3.95
Total interest-bearing liabilities	2,193,479	29,798	1.36%	2,026,935	33,333	1.64%	1,823,950	36,330	1.99%
Non-interest-bearing liabilities	57,137			50,157			48,505
Total liabilities	2,250,616			2,077,092			1,872,455
Stockholders’ equity	514,621			532,364			644,427
Total liabilities and stockholders’ equity	$2,765,237			$2,609,456			$2,516,882
Net interest income		$97,430			$88,657			$81,023
Net interest rate spread (3)			3.45%			3.24%			2.88%
Net interest-earning assets (4)	$449,412			$472,833			$588,211
Net interest margin (5)			3.69%			3.55%			3.36%
Ratio of interest-earning assets to interest-bearing liabilities			120.49%			123.33%			132.25%

(1)	Includes nonaccrual loans.

(2)	Includes Federal Home Loan Bank stock.

(3)	Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.

(4)	Net interest-earning assets represents total interest-earning assets less interest-bearing liabilities.

(5)	Net interest margin represents net interest income as a percent of average interest-earning assets for the period.

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

	Years Ended June 30, 2013 vs. 2012			Years Ended June 30, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans, net	$18,936	$(9,927)	$9,009	$12,963	$(4,517)	$8,446
Securities available for sale	882	(517)	365	346	(358)	(12)
Securities held to maturity	(613)	(14)	(627)	(4,830)	(169)	(4,999)
Mortgage-backed securities available for sale	94	(47)	47	(464)	(199)	(663)
Mortgage-backed securities held to maturity	(2,914)	(614)	(3,528)	4,344	(2,253)	2,091
Federal Funds sold and short term investments	(28)	—	(28)	(221)	(5)	(226)
Total interest-earning assets	16,357	(11,119)	5,238	12,138	(7,501)	4,637
Interest-bearing liabilities:
Savings accounts	42	(303)	(261)	48	(337)	(289)
Money market	250	(1,077)	(827)	850	(1,071)	(221)
Checking accounts	222	(185)	37	284	(308)	(24)
Time deposits	(1,556)	(1,692)	(3,248)	(940)	(1,422)	(2,362)
Total deposits	(1,042)	(3,257)	(4,299)	242	(3,138)	(2,896)
Borrowings	5,906	(5,142)	764	4,798	(4,899)	(101)
Total interest-bearing liabilities	4,864	(8,399)	(3,535)	5,040	(8,037)	(2,997)
Change in net interest income	$11,493	$(2,720)	$8,773	$7,098	$536	$7,634

Management of Market Risk
General. The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of mortgage loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has the authority and responsibility for managing interest rate risk. Oritani Bank has established an Asset/Liability Management Committee, comprised of various members of its senior management, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the Board the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. The Asset/Liability Management Committee reports its activities to the Board on a monthly basis. An interest rate risk analysis is presented to the Board on a quarterly basis. The Company also engages the services of an outside consultant to assist with the measurement and analysis of interest rate risk.
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
The table below sets forth, as of June 30, 2013, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated	Estimated Increase (Decrease) in NPV			Increase (Decrease)
	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
	(Dollars in thousands)
200	$479,352	$(95,577)	(16.6)%	17.5%	(226)
100	529,218	(45,711)	(8.0)%	18.7%	(103)
0	574,929	—	—%	19.7%	—
-100	639,424	64,495	11.2%	21.2%	150

(1)Assumes an instantaneous uniform change in interest rates at all maturities.
(2)NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at June 30, 2013 in the event of a 100 basis point decrease in interest rates, we would experience a 11.2% increase in net portfolio value. In the event of a 200 and 100 basis point increase in interest rates, we would experience a 16.6% decrease and a 8.0% decrease in net portfolio value, respectively. These changes in net portfolio value are within the limitations established in our asset and liability management policies. This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2013, cash and cash equivalents totaled $12.1 million. Securities and mortgage-backed securities classified as available for sale, which provide additional sources of liquidity, totaled $318.3 million at June 30, 2013.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.
At June 30, 2013, we had $36.2 million in loan commitments outstanding. In addition to commitments to originate loans, we had $31.9 million in unused lines of credit to borrowers. Time deposits due within one year of June 30, 2013 totaled $339.9 million, or 23.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits. We believe, however, based on past experience, that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activity currently is the origination of loans and the purchase of loans and securities. During the year ended June 30, 2013, we originated $653.8 million of loans and purchased $10.6 million of securities. There were no loans purchased during the year ended June 30, 2013. During the year ended June 30, 2012, we originated $418.6 million of loans, purchased $2.0 million of loans, and purchased $160.7 million of securities.
Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in total deposits of $30.0 million and $8.4 million for the fiscal years ended June 30, 2013 and 2012, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of New York, which provide an additional source of funds. FHLB advances reflected a net increase of $87.8 million and $236.6 million during the fiscal years ended June 30, 2013 and 2012, respectively. FHLB advances have primarily been used to fund loan demand and provide longer-term sources of funding. At June 30, 2013, the Company had additional borrowing capacity of $678.1 million with the FHLB.
Oritani Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2013, Oritani Bank exceeded all regulatory capital requirements. Oritani Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation-Federal Banking Regulation-Capital Requirements” and Note 17 of the Notes to the Consolidated Financial Statements.
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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at June 30, 2013. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Federal Home Loan Bank advances	$296,549	$134,381	$281,685	$121,057	$833,672
Operating leases	634	950	628	470	2,682
Total	$297,183	$135,331	$282,313	$121,527	$836,354
Commitments to extend credit	$36,161	$—	$—	$—	$36,161
Unadvanced construction loans	$5,709	$—	$—	$—	$5,709
Unused lines of credit	$26,162	$—	$—	$—	$26,162
Commitments to purchase securities	$—	$—	$—	$—	$—
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
The Financial Statements are included in Part IV, Item 15 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not Applicable.

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
Oritani Financial Corp.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of June 30, 2013, the Company’s internal control over financial reporting is effective based on those criteria.
Oritani Financial Corp.’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2013. This report appears on page 57.
The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.     OTHER INFORMATION
Not Applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE
Information regarding director nominees, incumbent directors, executive officers, the Audit Committee of the board of directors, Audit Committee financial experts and procedures by which stockholders may recommend director nominees required by this item is set forth under “Proposal I Election of Directors” under the captions “Directors,” “Executive Officers,” “Nominees for Directors,” “Continuing Directors,” “Board Meetings and Committees,” “Corporate Governance, Code of Ethics and Business Conduct” and “Procedures for the Consideration of Board Candidates Submitted by Stockholders” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 26, 2013 and is incorporated herein by reference.
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under “General Information” under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 26, 2013 and is incorporated herein by reference.
The Board has adopted a code of ethics for the principal executive officer, principal financial officer, principal accounting officer and all persons performing similar functions, and corporate governance guidelines for directors. These codes and guidelines are designed to deter wrongdoing and to promote honest and ethical conducts, the avoidance of conflicts of interest, full and accurate disclosure and compliance with all applicable laws, rules and regulations. Both of these documents are available through links under the investor relations tab on the Company's website www.oritani.com. Amendments to and waivers from the code of ethics and corporate governance guidelines for directors are disclosed on the Company's website.

ITEM 11.     EXECUTIVE COMPENSATION
The information required by this item is set forth under “Proposal 1 Election of Directors” under the captions “Compensation Committee,” “Executive Compensation” and “Director Compensation” in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 26, 2013 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is set forth under “General Information” under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 26, 2013 and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
Set forth below is information as of June 30, 2013 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options (1)	Weighted Average Exercise Price (2)	Number of Securities Remaining Available for Issuance Under Plan
Equity compensation plans approved by stockholders	6,422,891	$11.39	379,594	(3)
Equity compensation plans not approved by stockholders	—	—	—
Total	6,422,891	$11.39	379,594

(1) Consists of outstanding stock options to purchase 6,422,891 shares of common stock granted under the Company's stock-base compensation plans.
(2) The weighted average exercise price reflects the exercise price of $10.43 per share for 2,445,009 stock options granted in 2008; an exercise price of $9.67 per share for 30,000 stock options and $11.11 for 20,000 stock options granted in 2010; an exercise price of $11.95 per share for 3,847,882 stock options granted in 2011; and an exercise price of $14.55 per share for 80,000 stock options granted in 2012 under the Company's stock-based compensation plans.
(3) Represents the number of available shares that may be granted as stock options and stock awards under the Company's stock-based compensation plans.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is set forth under “Proposal I Election of Directors” under the caption “Director Independence” and “Transactions With Certain Related Persons” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 26, 2013 and is incorporated herein by reference.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is set forth under “Proposal II Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 26, 2013 and is incorporated herein by reference.
PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets—at June 30, 2013 and 2012

(C)	Consolidated Statements of Income—Years ended June 30, 2013, 2012 and 2011

(D)	Consolidated Statements of Comprehensive Income—Years ended June 30, 2013, 2012 and 2011

(E)	Consolidated Statements of Stockholders’ Equity—Years ended June 30, 2013, 2012 and 2011

(F)	Consolidated Statements of Cash Flows—Years ended June 30, 2013, 2012 and 2011

(G)	Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Oritani Financial Corp.
Township of Washington, New Jersey:

We have audited the accompanying consolidated balance sheets of Oritani Financial Corp. and subsidiaries (the Company) as of June 30, 2013 and 2012 and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oritani Financial Corp. and subsidiaries as of June 30, 2013 and 2012 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2013 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 12, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Short Hills, New Jersey
September 12, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Oritani Financial Corp.
Township of Washington, New Jersey:

We have audited Oritani Financial Corp.’s and subsidiaries (the Company) internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Oritani Financial Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oritani Financial Corp. and subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2013, and our report dated September 12, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Short Hills, New Jersey
September 12, 2013

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
	2013	2012
Assets
Cash on hand and in banks	$4,181	$4,016
Federal funds sold and short term investments	7,884	7,423
Cash and cash equivalents	12,065	11,439
Loans, net	2,275,782	1,992,817
Securities available for sale, at market value	318,290	499,951
Securities held to maturity, market value of $41,855 and $37,648	41,873	36,130
Bank Owned Life Insurance (at cash surrender value)	59,996	46,283
Federal Home Loan Bank of New York stock (“FHLB”), at cost	42,770	38,222
Accrued interest receivable	10,114	10,630
Investments in real estate joint ventures, net	4,635	5,441
Real estate held for investment	1,070	1,123
Real estate owned	1,742	2,740
Office properties and equipment, net	15,060	15,442
Deferred tax assets, net	30,300	25,570
Other assets	18,225	15,194
Total Assets	$2,831,922	$2,700,982

Liabilities
Deposits	$1,419,703	$1,389,706
Borrowings	833,672	745,865
Advance payments by borrowers for taxes and insurance	15,806	15,217
Other liabilities	44,031	39,485
Total liabilities	2,313,212	2,190,273

Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 45,391,031 shares outstanding at June 30, 2013 and 45,198,765 shares outstanding at June 30, 2012	562	562
Additional paid-in capital	499,961	495,704
Unallocated common stock held by the employee stock ownership plan	(25,887)	(27,582)
Restricted Stock Awards	(15,730)	(19,146)
Treasury stock, at cost; 10,854,034 shares at June 30, 2013 and 11,046,300 shares at June 30, 2012	(141,142)	(143,469)
Retained income	196,516	200,718
Accumulated other comprehensive income, net of tax	4,430	3,922
Total stockholders’ equity	518,710	510,709
Total Liabilities and Stockholders’ Equity	$2,831,922	$2,700,982
See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Consolidated Statements of Income
Years ended June 30, 2013, 2012 and 2011

	2013	2012	2011
	(Dollars in thousands)
Interest income:
Interest on mortgage loans	$117,418	$108,409	$99,963
Interest on securities available for sale	7,099	11,254	14,162
Interest on securities held to maturity	955	908	1,571
Dividends on Federal Home Loan Bank stock	1,752	1,387	1,399
Interest on federal funds sold and short term investments	4	32	258
Total interest income	127,228	121,990	117,353
Interest expense:
Deposits (note 10)	8,524	12,823	15,719
Borrowings (note 12)	21,274	20,510	20,611
Total interest expense	29,798	33,333	36,330
Net interest income before provision for loan losses	97,430	88,657	81,023
Provision for loan losses (note 5)	3,850	8,500	9,300
Net interest income after provision for loan losses	93,580	80,157	71,723
Other income:
Service charges	922	1,132	1,310
Real estate operations, net	1,255	1,225	1,199
Net (loss) income from investments in real estate joint ventures	(566)	689	857
Bank Owned Life Insurance income	3,253	1,594	1,210
Net loss on sale and write down of securities	—	(262)	(49)
Gain on sale of assets and loans	72	580	—
Gain on sale of real estate owned	631	210	718
Other income	253	233	207
Total other income	5,820	5,401	5,452
Operating expenses:
Compensation, payroll taxes and benefits (notes 14 and 15)	27,774	25,095	19,682
Advertising	361	497	657
Office occupancy and equipment expense (notes 9 and 16)	2,812	2,603	2,425
Data processing service fees	1,652	1,513	1,231
Federal insurance premiums	1,331	1,215	1,381
Real estate owned expense	391	902	1,996
Other expenses	3,556	3,626	4,344
Total operating expenses	37,877	35,451	31,716

Income before income tax expense	61,523	50,107	45,459
Income tax expense (note 11)	21,979	18,457	16,952
Net income	$39,544	$31,650	$28,507
Basic income per common share	$0.94	$0.72	$0.54
Diluted income per common share	$0.92	$0.71	$0.54

 See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Consolidated Statements of Comprehensive Income
(In thousands)

	Years ended June 30,
	2013	2012	2011
Gross:
Net income	$61,523	$50,107	$45,459
Other comprehensive income
Change in unrealized holding (loss) gain on securities available for sale	(3,873)	3,662	(328)
Reclassification adjustment for security losses included in net income	—	262	155
Change in unrealized gain on interest rate swap	2,584	—	—
Amortization related to post-retirement obligations	321	120	271
Change in funded status of retirement obligations	1,844	(1,767)	597
Reclassification adjustment for retirement obligation losses included in net income	—	241	—
Total other comprehensive income	876	2,518	695
Total comprehensive income	62,399	52,625	46,154

Tax applicable to:
Net income	21,979	18,457	16,952
Other comprehensive income
Change in unrealized holding (loss) gain on securities available for sale	(1,588)	1,498	(114)
Reclassification adjustment for security losses included in net income	—	107	60
Change in unrealized gain on interest rate swap	1,065	—	—
Amortization related to post-retirement obligations	132	50	109
Change in funded status of retirement obligations	759	(745)	238
Reclassification adjustment for retirement obligation losses included in net income	—	96	—
Total other comprehensive income	368	1,006	293
Total comprehensive income	22,347	19,463	17,245

Net of tax:
Net income	39,544	31,650	28,507
Other comprehensive income
Change in unrealized holding (loss) gain on securities available for sale	(2,285)	2,164	(214)
Reclassification adjustment for security losses included in net income	—	155	95
Change in unrealized gain on interest rate swap	1,519	—	—
Amortization related to post-retirement obligations	189	70	162
Change in funded status of retirement obligations	1,085	(1,022)	359
Reclassification adjustment for retirement obligation losses included in net income	—	145	—
Total other comprehensive income	508	1,512	402
Total comprehensive income	$40,052	$33,162	$28,909
See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Consolidated Statements of Stockholders’ Equity
Year ended June 30, 2013, 2012 and 2011
(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Un- allocated common stock held by ESOP	Retained income	Accumu- lated other compre- hensive income, net of tax	Total stock- holders’ equity
Balance at June 30, 2012	45,198,765	$562	$495,704	$(19,146)	$(143,469)	$(27,582)	$200,718	$3,922	$510,709
Net income	—	—	—	—	—	—	39,544	—	39,544
Other comprehensive income, net of tax	—	—	—	—	—	—	—	508	508
Cash dividend declared	—	—	—	—	—	—	(43,074)	—	(43,074)
Purchase of treasury stock	(103,095)	—	—	—	(1,524)	—	—	—	(1,524)
Issuance of restricted stock awards	45,000			(585)	585				—
Compensation cost for stock options and restricted stock	—	—	6,023	—	—	—	—	—	6,023
ESOP shares allocated or committed to be released	—	—	1,310	—	—	1,695	—	—	3,005
Exercise of stock options	264,361	—	—	—	3,436	—	(637)	—	2,799
Vesting of restricted stock awards	—	—	(3,796)	3,831	—	—	(35)	—	—
Forfeiture of restricted stock awards	(14,000)		—	170	(170)				—
Tax benefit from stock-based compensation	—	—	720	—	—	—	—	—	720
Balance at June 30, 2013	45,391,031	$562	$499,961	$(15,730)	$(141,142)	$(25,887)	$196,516	$4,430	$518,710
See accompanying notes to consolidated financial statements.

continued on next page

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Consolidated Statements of Stockholders’ Equity
Years ended June 30, 2013, 2012 and 2011
(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Un- allocated common stock held by ESOP	Retained income	Accumu- lated other compre- hensive income, net of tax	Total stock- holders’ equity
Balance at June 30, 2010	56,202,485	$562	$488,684	$—	$—	$(30,033)	$182,172	$2,008	$643,393
Net income	—	—	—	—	—	—	28,507	—	28,507
Other comprehensive income, net of tax	—	—	—	—	—	—	—	402	402
Cash dividend declared	—	—	—	—	—	—	(19,724)	—	(19,724)
Purchase of treasury stock	(731,800)	—	—	—	(9,300)	—	—	—	(9,300)
Compensation cost for stock options and restricted stock	—	—	23	—	—	—	—	—	23
ESOP shares allocated or committed to be released	—	—	457	—	—	1,225	—	—	1,682
Exercise of stock options	42,580	—	429	—	—	—	—	—	429
Balance at June 30, 2011	55,513,265	$562	$489,593	$—	$(9,300)	$(28,808)	$190,955	$2,410	$645,412
Net income	—	—	—	—	—	—	31,650	—	31,650
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,512	1,512
Cash dividend declared	—	—	—	—	—	—	(21,848)	—	(21,848)
Purchase of treasury stock	(10,324,805)	—	—	—	(134,308)	—	—	—	(134,308)
Purchase of restricted stock awards	(1,598,100)	$—	$—	$(19,266)	$—	$—	$—	$—	$(19,266)
Issuance of restricted stock awards	1,598,100	—	—	—	—	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	4,810	—	—	—	—	—	4,810
ESOP shares allocated or committed to be released	—	—	1,144	—	—	1,226	—	—	2,370
Exercise of stock options	15,305	—	—	—	199	—	(39)	—	160
Vesting of restricted stock awards	—	—	(60)	60	—	—	—	—	—
Forfeiture of restricted stock awards	(5,000)			60	(60)				—
Tax benefit from stock-based compensation	—	—	217	—	—	—	—	—	217
Balance at June 30, 2012	45,198,765	$562	$495,704	$(19,146)	$(143,469)	$(27,582)	$200,718	$3,922	$510,709
See accompanying notes to audited consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Consolidated Statements of Cash Flows
Years Ended June 30, 2013 , 2012 and 2011

	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$39,544	$31,650	$28,507
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	9,028	7,180	1,705
Depreciation of premises and equipment	975	930	856
Net amortization and accretion of premiums and discounts on securities	2,195	2,392	850
Provision for losses on loans	3,850	8,500	9,300
Amortization and accretion of deferred loan fees, net	(2,820)	(1,599)	(1,076)
(Increase) decrease in deferred taxes	(5,098)	(3,969)	213
Gain on sale of loans	(72)	—	—
Impairment charge on securities	—	262	291
Gain on sale of securities	—	—	(242)
Gain on sale of other assets	—	(580)	—
Gain on sale of real estate owned	(631)	(210)	(718)
Writedown of real estate owned	150	372	1,703
Proceeds from sale of real estate owned	4,416	3,928	4,349
Increase in cash surrender value of bank owned life insurance	(1,781)	(1,594)	(1,210)
Decrease (increase) in accrued interest receivable	516	(1,393)	188
Decrease (increase) in other assets	2,204	(1,537)	1,710
Increase in other liabilities	4,787	1,127	797
Net cash provided by operating activities	57,263	45,459	47,223
Cash flows from investing activities:
Net increase in loans receivable	(291,494)	(328,070)	(178,307)
Purchase of mortgage loans	—	(2,000)	(12,548)
Proceeds from sale of mortgage loans	4,147	416	—
Purchase of securities available for sale	—	(155,576)	(739,509)
Purchase of securities held to maturity	(10,629)	(5,158)	(8,334)
Proceeds from payments, calls and maturities of securities available for sale	175,673	254,331	397,076
Proceeds from payments, calls and maturities of securities held to maturity	4,806	6,575	27,156
Proceeds from sale of securities available for sale	—	—	181,049
Proceeds from sales of securities held to maturity	—	—	10,176
Purchase of Bank Owned Life Insurance	(14,100)	—	(12,950)
Proceeds from BOLI benefit	2,168	—	—
Purchase of Federal Home Loan Bank of New York stock	(4,548)	(11,378)	(1,763)
Net increase in real estate held for investment	(65)	(67)	(79)
Net decrease in real estate joint ventures	684	5	251
Purchase of fixed assets	(593)	(1,361)	(1,055)
Proceeds from sale of other assets	—	2,748	—
Net cash used in investing activities	(133,951)	(239,535)	(338,837)

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

	2013	2012	2011
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	29,997	8,396	91,564
Net proceeds from issuance of common stock	2,799	160	429
Purchase of treasury stock	(1,524)	(134,308)	(9,300)
Purchase of restricted stock awards	—	(19,266)	—
Dividends paid to shareholders	(43,074)	(21,848)	(19,724)
Increase in advance payments by borrowers for taxes and insurance	589	2,371	1,786
Proceeds from borrowed funds	289,357	372,085	438,380
Repayment of borrowed funds	(201,550)	(135,535)	(424,617)
Tax benefit from stock based compensation	720	217	—
Net cash provided by financing activities	77,314	72,272	78,518
Net increase (decrease) in cash and cash equivalents	626	(121,804)	(213,096)
Cash and cash equivalents at beginning of period	11,439	133,243	346,339
Cash and cash equivalents at end of period	$12,065	$11,439	$133,243

Supplemental cash flow information:
Cash paid during the period for:
Interest	$29,969	$33,523	$36,445
Income taxes	$32,451	$22,512	$13,440
Noncash transfer
Loans receivable transferred to real estate owned	$3,424	$2,801	$8,978
Loans transferred to other assets	$—	$—	$9,484
See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements are comprised of the accounts of Oritani Financial Corp. (the "Company"), and its wholly owned subsidiaries, Oritani Bank (the "Bank"); Hampshire Financial, LLC, and Oritani, LLC, and the wholly owned subsidiaries of Oritani Bank, Oritani Finance Company, Ormon LLC ("Ormon"), and Oritani Investment Corp., as well as its wholly owned subsidiary, Oritani Asset Corporation (a real estate investment trust), collectively, the Company. All intercompany balances and transactions have been eliminated in consolidation.
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
Basis of Financial Statement Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at June 30, 2013 and 2012, and in the Consolidated Statements of Income for the years ended June 30, 2013, 2012 and 2011. Actual results could differ significantly from those estimates.
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
Loans
Mortgages on real estate and other loans are stated at the outstanding principal amount of the loans, net of deferred loan fees/costs and the allowance for loan losses. Loan origination and commitment fees, net of related costs, are deferred and amortized as an adjustment to the loan’s yield, utilizing the level yield method, over the actual lives of the related loans. Interest income on loans is accrued and credited to interest income as earned. Loans are generally placed on nonaccrual status when they become delinquent 90 days or more as to principal or interest, or when it appears that principal or interest is uncollectible. Interest accrued prior to a loan being placed on nonaccrual status is subsequently reversed. Interest income on nonaccrual loans is recognized only in the period it is ultimately collected. Loans are returned to an accrual status when factors indicating doubtful collectibility no longer exist. Loans are generally charged off after an analysis is completed which indicates, on the basis of currently existing facts, conditions, and values, collectibility of principal and interest is highly questionable and improbable.
The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. Loans individually classified as impaired include loans which have a principal balance balances of $1.0 million or more and are ninety days or more delinquent, unless a condition exists for loans less than $1.0 million that would increase the Bank’s potential loss exposure. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. Residential mortgage and consumer loans are deemed smaller balance homogeneous loans which are evaluated collectively for impairment and are generally excluded from the population of impaired loans.
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
Bank Owned Life Insurance
Bank-owned life insurance is accounted for using the cash surrender value method and is recorded at its realizable value. The change in the cash surrender value, as well as insurance proceeds are included in other noninterest income.
Federal Home Loan Bank of New York Stock
The Bank, as a member of the Federal Home Loan Bank of New York (“FHLB”), is required to hold shares of capital stock in the FHLB in an amount based on the Bank’s total investment in mortgage related assets and advances. The requirement pertaining to mortgage related assets is a range from 0.10% to 0.25% of mortgage related assets, and is currently equal to 0.20%. The requirement pertaining to advances is a range from 4.0% to 5.0% of total advances, and is currently equal to 4.5%. The stock is carried at cost. In performing our other-than-temporary impairment analysis of FHLB stock, we evaluated, among other things, (i) its earnings performance, including the significance of any decline in net assets of the FHLB as compared to the regulatory capital amount of the FHLB, (ii) the commitment by the FHLB to make required dividend payments, and (iii) the liquidity position of the FHLB. We do not consider this security to be impaired at June 30, 2013.
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
Derivative Instruments and Hedging Activities
Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  As part of its asset/liability management strategies , Oritani  uses interest rate swaps to hedge variability in future cash flows caused by changes in interest rates.  Interest rate swaps are recorded on our Consolidated Statements of Condition as either an asset or liability at estimated fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income or loss and subsequently reclassified into earnings in the period during which the hedged forecasted transactions affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We formally document our risk management objectives, strategy, and the relationship between the hedging instrument and the hedged items. We evaluate the effectiveness of the hedge relationship, both at inception of the hedge and on an ongoing basis, by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.  Derivatives not designated as hedges do not meet the hedge accounting

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

requirements under U.S. GAAP. Changes in fair value of derivatives not designated in hedging relationships are recorded directly in earnings.
Comprehensive Income
Comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items recorded directly to equity, such as unrealized gains and losses on securities available for sale, change in actuarial gains and losses on other post retirement benefits, and change in service cost on other postretirement benefits, net of taxes. Comprehensive income is presented as an individual financial statement.
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

(2) Stock Repurchase Program
On June 27, 2011, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company repurchased 5,624,506 shares, representing approximately 10% of its then outstanding shares. A second stock repurchase plan, for 10% of the outstanding shares, or 5,062,056 shares, was announced on September 14, 2011 and a third repurchase plan for 5% of the outstanding shares, or 2,278,776 shares, was announced on November 14, 2011. At June 30, 2013, a total of 11,159,700 shares were acquired under these repurchase programs at a weighted average cost of $13.00 per share. The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company conducts such repurchases in accordance with a Rule 10b5-1trading plan. At June 30, 2013, there are 1,801,381 shares yet to be purchased under the current plan.
(3) Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and in banks and federal funds sold and short term investments which are generally sold for one-day periods.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(4) Loans
A comparative summary of loans at June 30, 2013 and 2012 is as follows:

	June 30, 2013	June 30, 2012
	(In thousands)
Residential	$128,451	$139,072
Multifamily	908,242	679,783
Commercial real estate	1,192,815	1,116,335
Second mortgage and equity loans	24,637	30,052
Construction and land loans	44,537	48,887
Other loans	18,472	17,622
Total loans	2,317,154	2,031,751
Less:
Deferred loan fees, net	9,991	7,747
Allowance for loan losses	31,381	31,187
Net loans	$2,275,782	$1,992,817
At June 30, 2013 and 2012, the Company had fixed-rate mortgage commitments of $4.7 million and $8.0 million, respectively, and variable-rate mortgage commitments of $31.5 million and $125.3 million, respectively, which are not included in the accompanying consolidated financial statements. The rate range of the fixed rate commitments at June 30, 2013 was 3.00% to 5.00%. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. There is no exposure to credit loss in the event the other party does not exercise its right to borrow under the commitment.
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
The aggregate amount of loans to our executive officers, directors and their related entities, was $41.5 million and $42.0 million at June 30, 2013 and 2012, respectively. New loans to executive officers, directors and their related entities for the twelve months ended June 30, 2013 and 2012 totaled $672,000 and $5.0 million, respectively. Repayments from executive officers, directors and their related entities for the twelve months ended June 30, 2013 and 2012, totaled $1.2 million and $2.7 million, respectively. These loans were performing according to their original terms at June 30, 2013.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(5) Allowance for Loan Losses
Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable. Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions. Loan losses are charged to the allowance for loans losses and recoveries are credited to it. Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating probable losses. We regularly review the loan portfolio and make adjustments for loan losses in order to maintain the allowance for loan losses in accordance with U.S. generally accepted accounting principles (“GAAP”). The allowance for loan losses consists primarily of the following two components:
(1) Allowances are established for impaired loans (generally defined by the Company as a loan which has a principal balance greater than $1.0 million and is ninety days or more delinquent). The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the present value of expected future discounted cash flows or the underlying collateral value (less estimated costs to sell,) if the loan is collateral dependent, and the carrying value of the loan. Impaired loans that have no impairment losses are not considered for general valuation allowances described below. Troubled debt restructurings are included in impaired loans.
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
•actual loss history incurred on similar loans;

•
changes in local, regional, national, and international economic and business conditions and developments that affect the collectibility of our portfolio, including the condition of various market segments;

•changes in the nature and volume of our portfolio and in the terms of our loans;
•changes in the experience, ability, and depth of lending management and other relevant staff;

•	changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;
•changes in the quality of our loan review system;
•changes in the value of underlying collateral for collateral-dependent loans;

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
Each quarter we evaluate the allowance for loan losses and adjust the allowance as appropriate through a provision or recovery for loan losses. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the New Jersey Department of Banking and Insurance (“NJDOBI”) and the FDIC will periodically review the allowance for loan losses. They may require us to adjust the allowance based on their analysis of information available to them at the time of their examination. Such examinations typically occur annually. Our last examination by the FDIC was as of June 30, 2011 and by the NJDOBI as of September 30, 2012.

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
Activity in the allowance for loan losses is summarized as follows:

	2013	2012	2011
	(In thousands)
Balance at beginning of year	$31,187	$26,514	$25,902
Provisions charged to operations	3,850	8,500	9,300
Recoveries	153	60	80
Loans charged off	(3,809)	(3,887)	(8,768)
Balance at end of year	$31,381	$31,187	$26,514
The following tables provide the twelve month activity in the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	Twelve months ended June 30, 2013
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$2,343	$3,113	$20,087	$475	$2,498	$348	$2,323	$31,187
Charge-offs	(86)	—	(1,305)	—	(2,418)	—	—	(3,809)
Recoveries	—	115	—	—	38	—	—	153
Provisions	(33)	1,947	557	(81)	1,115	58	287	3,850
Ending balance	$2,224	$5,175	$19,339	$394	$1,233	$406	$2,610	$31,381

	Twelve months ended June 30, 2012
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,274	$2,703	$15,597	$369	$3,455	$1,625	$1,491	$26,514
Charge-offs	(669)	(194)	(529)	—	(897)	(1,598)	—	(3,887)
Recoveries	18	—	—	—	42	—	—	60
Provisions	1,720	604	5,019	106	(102)	321	832	8,500
Ending balance	$2,343	$3,113	$20,087	$475	$2,498	$348	$2,323	$31,187
The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at June 30, 2013 and 2012.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

	At June 30, 2013
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$303	$787	$720	$—	$—	$—	$—	$1,810
Collectively evaluated for impairment	1,921	4,388	18,619	394	1,233	406	2,610	29,571
Total	$2,224	$5,175	$19,339	$394	$1,233	$406	$2,610	$31,381
Loans receivable:
Individually evaluated for impairment	$2,192	$7,139	$11,473	$—	$4,852	$—		$25,656
Collectively evaluated for impairment	126,259	901,103	1,181,342	24,637	39,685	18,472		2,291,498
Total	$128,451	$908,242	$1,192,815	$24,637	$44,537	$18,472		$2,317,154

	At June 30, 2012
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$549	$—	$1,210	$—	$—	$1,759
Collectively evaluated for impairment	2,343	3,113	19,538	475	1,288	348	2,323	29,428
Total	$2,343	$3,113	$20,087	$475	$2,498	$348	$2,323	$31,187
Loans receivable:
Individually evaluated for impairment	$379	$—	$7,112	$—	$9,824	$—		$17,315
Collectively evaluated for impairment	138,693	679,783	1,109,223	30,052	39,063	17,622		2,014,436
Total	$139,072	$679,783	$1,116,335	$30,052	$48,887	$17,622		$2,031,751

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
The following table provides information about the loan credit quality at June 30, 2013 and 2012:

	Credit Quality Indicators at June 30, 2013
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$117,061	$6,424	$646	$4,320	$—	$128,451
Multifamily	876,222	16,626	8,052	7,342	—	908,242
Commercial real estate	1,067,331	58,767	44,476	22,241	—	1,192,815
Second mortgage and equity loans	24,303	92	146	96	—	24,637
Construction and land loans	20,573	18,500	—	5,464	—	44,537
Other loans	18,411	—	—	61	—	18,472
Total	$2,123,901	$100,409	$53,320	$39,524	$—	$2,317,154

	Credit Quality Indicators at June 30, 2012
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$125,208	$6,923	$1,722	$5,219	$—	$139,072
Multifamily	649,083	21,465	3,231	6,004	—	679,783
Commercial real estate	973,235	84,009	35,298	23,793	—	1,116,335
Second mortgage and equity loans	29,651	127	7	267	—	30,052
Construction and land loans	15,771	19,667	2,750	10,699	—	48,887
Other loans	17,505	—	—	117	—	17,622
Total	$1,810,453	$132,191	$43,008	$46,099	$—	$2,031,751

Included in loans are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of nonaccrual loans at June 30, 2013, 2012 and 2011 were $23.9 million, $18.3 million and $15.3 million, respectively. If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $1.9 million and $1.1 million and $2.4 million for the years ended June 30, 2013, 2012, and 2011 respectively. The Company has no loans past due 90 days or more that are still accruing interest.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

The following table summarizes the delinquency and accrual status of the loan portfolio at June 30, 2013 and 2012:

	At June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual
	(In thousands)
Residential	$1,425	$1,384	$3,088	$5,897	$122,554	$128,451	$4,044
Multifamily	1,734	203	7,139	9,076	899,166	908,242	7,139
Commercial real estate	4,165	1,649	7,963	13,777	1,179,038	1,192,815	9,478
Second mortgage and equity loans	92	146	—	238	24,399	24,637	—
Construction and land loans	—	—	3,188	3,188	41,349	44,537	3,188
Other loans	—	61	—	61	18,411	18,472	61
Total	$7,416	$3,443	$21,378	$32,237	$2,284,917	$2,317,154	$23,910

	At June 30, 2012
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual
	(In thousands)
Residential	$1,924	$1,722	$4,539	$8,185	$130,887	$139,072	$4,573
Multifamily	5,374	1,125	616	7,115	672,668	679,783	616
Commercial real estate	6,358	2,520	6,124	15,002	1,101,333	1,116,335	6,124
Second mortgage and equity loans	127	7	267	401	29,651	30,052	274
Construction and land loans	—	3,188	4,895	8,083	40,804	48,887	6,637
Other loans	—	—	118	118	17,504	17,622	118
Total	$13,783	$8,562	$16,559	$38,904	$1,992,847	$2,031,751	$18,342

Impaired loans at June 30, 2013, 2012 and 2011 were $25.7 million, $17.3 million and $12.7 million respectively. The allocation in the allowance for loan losses for impaired loans at June 30, 2013, 2012 and 2011 were $1.8 million on balances of $11.3 million, $1.8 million on balances of $7.3 million and $970,000 on balances of $7.9 million, respectively. Impaired loans with no related allowance at June 30, 2013, 2012 and 2011 were $14.3 million, $10.0 million and $4.8 million, respectively. The average balance of impaired loans was $24.8 million, $16.7 million and $13.2 million during the years ended June 30, 2013, 2012 and 2011, respectively. Interest income recognized on these loans for the years ended June 30, 2013, 2012 and 2011 was $519,000, $571,000 and $322,000, respectively.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

The following table provides information about the Company’s impaired loans at June 30, 2013 and 2012:

	Impaired Financing Receivables
	At June 30, 2013			Year ended June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Multifamily	$2,455	$2,455	$—	$2,457	$30
Commercial real estate	7,000	7,000	—	7,055	202
Construction and land loans	4,852	4,852	—	4,893	—
	14,307	14,307	—	14,405	232
With an allowance recorded:
Residential	$1,890	$2,193	$303	$1,990	$27
Multifamily	3,897	4,684	787	4,277	142
Commercial real estate	3,752	4,472	720	4,133	118
	9,539	11,349	1,810	10,400	287
Total:
Residential	$1,890	$2,193	$303	$1,990	$27
Multifamily	6,352	7,139	787	6,734	172
Commercial real estate	10,752	11,472	720	11,188	320
Construction and land loans	4,852	4,852	—	4,893	—
	$23,846	$25,656	$1,810	$24,805	$519

	Impaired Financing Receivables
	At June 30, 2012			Year ended June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$379	$379	$—	$389	$20
Commercial real estate	4,712	4,712	—	4,808	318
Construction and land loans	4,930	4,930	—	5,017	188
	10,021	10,021	—	10,214	526
With an allowance recorded:
Commercial real estate	$1,851	$2,400	$549	$2,523	$45
Construction and land loans	3,684	4,894	1,210	3,979	—
	5,535	7,294	1,759	6,502	45
Total:
Residential	$379	$379	$—	$389	$20
Commercial real estate	6,563	7,112	549	7,331	363
Construction and land loans	8,614	9,824	1,210	8,996	188
	$15,556	$17,315	$1,759	$16,716	$571

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Troubled debt restructured loans (“TDRs”) are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. The Company has selectively modified certain borrower’s loans to enable the borrower to emerge from delinquency and keep their loans current. The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period. Management classifies all TDRs as impaired loans. Included in impaired loans at June 30, 2013 are $3.8 million of loans which are deemed TDRs. At June 30, 2012, TDRs totaled $11.7 million.
The following table presents additional information regarding the Company’s TDRs as of June 30, 2013 and 2012:

	Troubled Debt Restructurings at June 30, 2013
	Performing	Nonperforming	Total
	(In thousands)
Residential	$372	$200	$572
Multifamily	—	468	468
Commercial real estate	—	1,087	1,087
Construction and land loans	1,664	—	1,664
Total	$2,036	$1,755	$3,791
Allowance	$—	$379	$379

	Troubled Debt Restructurings at June 30, 2012
	Performing	Nonperforming	Total
	(In thousands)
Residential	$379	$—	$379
Commercial real estate	4,712	—	4,712
Construction and land loans	—	6,636	6,636
Total	$5,091	$6,636	$11,727
Allowance	$—	$1,210	$1,210

The following tables summarize loans that were modified in a troubled debt restructuring during the twelve months ended June 30, 2013.

	Twelve months ended June 30, 2013
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Residential	1	$187	$180
Multifamily	1	374	408
Total	2	$561	$588
The relationships in the table above were granted a reduced rate and extended maturity.
There have not been any loans that were restructured during the last twelve months that have subsequently defaulted during the year ended June 30, 2013.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(6) Securities Held for Maturity
The following is a comparative summary of securities held to maturity at June 30, 2013 and June 30, 2012:

	June 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Mortgage-backed securities:
FHLMC	$4,310	$287	$—	$4,597
FNMA	33,388	642	1,095	32,935
GNMA	2,984	109	—	3,093
CMO	1,191	39	—	1,230
	$41,873	$1,077	$1,095	$41,855

	June 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Mortgage-backed securities:
FHLMC	$5,438	$308	$—	$5,746
FNMA	24,955	988	—	25,943
GNMA	3,200	150	—	3,350
CMO	2,537	72	—	2,609
	$36,130	$1,518	$—	$37,648

The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years ; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
The Company did not sell any securities held to maturity during the twelve months ended June 30, 2013 and 2012. Proceeds from the sale of mortgage-backed securities held to maturity for the twelve months ended June 30, 2011 were $10.2 million on mortgage-backed securities with an amortized cost of $10.1 million, resulting in gross gains and gross losses of $114,000 and $7,000, respectively. Securities with fair values of $34.4 million and $24.0 million at June 30, 2013 and 2012, respectively, were pledged as collateral for advances. The Company did not record other than temporary impairment charges on securities held to maturity during the twelve months ended June 30, 2013, 2012 and 2011 .
Gross unrealized losses on securities held to maturity and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 were as follows:

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

	June 30, 2013
	Less than 12 months		Greater than 12 months		Total
	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$19,354	$1,095	$—	$—	$19,354	$1,095
	$19,354	$1,095	$—	$—	$19,354	$1,095

There were no unrealized losses on securities held to maturity at June 30, 2012. Management evaluated the securities in the above table and concluded that none of the securities with losses has impairments that are other-than-temporary.

(7) Securities Available for Sale
The following is a comparative summary of securities available for sale at June 30, 2013 and June 30, 2012:

	June 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$9,988	$257	$—	$10,245
Equity securities	1,210	564	—	1,774
Mortgage-backed securities:
FHLMC	8,743	276	—	9,019
FNMA	43,152	1,604	—	44,756
CMO	249,278	3,526	308	252,496
	$312,371	$6,227	$308	$318,290

	June 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$24,283	$339	$—	$24,622
Equity securities	1,210	240	41	1,409
Mortgage-backed securities:
FHLMC	15,822	614	—	16,436
FNMA	59,232	3,113	—	62,345
CMO	389,613	5,825	299	395,139
	$490,160	$10,131	$340	$499,951
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

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

The Company did not sell any securities available for sale during the twelve months ended June 30, 2013 and 2012. Proceeds from the sale of securities available for sale for the twelve months June 30, 2011 were $181.0 million on securities with an amortized cost of $180.9 million, resulting in gross gains and gross losses of $568,000 and $432,000, respectively. There were no impairment charges on available for sale securities for the twelve months ended June 30, 2013. The Company recorded a non-cash impairment charge to earnings of $262,000 and $291,000 for the twelve months ended June 30, 2012 and 2011, respectively, on equity securities. The Equity securities caption relates to holdings of shares in financial institutions common stock. Available for sale securities with fair values of $263.1 million and $357.6 million at June 30, 2013 and 2012, respectively, were pledged as collateral for advances.
Gross unrealized losses on securities available for sale and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2013 and June 30, 2012 were as follows:

	June 30, 2013
	Less than 12 months		Greater than 12 months		Total
	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
CMO	$11,813	$31	$13,273	$277	$25,086	$308
	$11,813	$31	$13,273	$277	$25,086	$308

	June 30, 2012
	Less than 12 months		Greater than 12 months		Total
	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses
	(In thousands)
Equity securities	$505	$41	$—	$—	$505	$41
Mortgage-backed securities:
CMO	19,856	299	—	—	19,856	299
	$20,361	$340	$—	$—	$20,361	$340
Management evaluated the securities in the above tables and concluded that none of the securities with losses has impairments that are other-than-temporary.

(8) Accrued Interest Receivable
A summary of accrued interest receivable at June 30, 2013 and 2012 is as follows:

	2013	2012
	(In thousands)
Mortgage Loans	$9,377	$9,509
Investment Securities	737	1,121
	$10,114	$10,630

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(9) Office Properties and Equipment
At June 30, 2013 and 2012, office properties and equipment, less accumulated depreciation and amortization, consist of the following:

	2013	2012
	(In thousands)
Cost:
Land	$4,171	$4,171
Buildings	10,073	10,073
Land and building improvements	4,702	4,375
Leasehold improvements	1,419	1,415
Furniture and equipment	6,104	5,986
Construction in progress	75	2
	26,544	26,022
Less accumulated depreciation and amortization	11,484	10,580
	$15,060	$15,442
Depreciation and amortization expense for the years ended June 30, 2013, 2012 and 2011 amounted to $975,000, $930,000 and $856,000, respectively.

At June 30, 2013, the Company and the Bank conducted business from its corporate headquarters in Washington Township, New Jersey, its two lending offices in New York and 24 full service branch offices located in Bergen, Hudson, Essex and Passaic counties, New Jersey.

(10) Deposits
Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. The Bank accepts brokered deposits on a limited basis, when deemed cost effective. At June 30, 2013 and 2012, we had brokered time deposits totaling $22.9 million with weighted average interest rates of 2.46% and weighted average maturities of 2.8 years and 3.8 years, respectively. Deposit balances are summarized as follows:

	2013		2012
	Amount	Weighted average cost	Amount	Weighted average cost
	(In thousands)
Checking accounts	$361,131	0.49%	$215,566	0.24%
Money market deposit accounts	422,878	0.50%	444,476	0.72%
Savings accounts	164,622	0.24%	160,115	0.31%
Time deposits	471,072	0.87%	569,549	1.14%
	$1,419,703	0.59%	$1,389,706	0.77%
Interest expense on deposits for the years ended June 30, 2013, 2012 and 2011 is summarized as follows:

	2013	2012	2011
	(In thousands)
Checking accounts	$868	$831	$855
Money market deposit accounts	2,129	2,956	3,177
Savings accounts	391	652	941
Time deposits	5,136	8,384	10,746
	$8,524	$12,823	$15,719

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Time deposits at June 30, 2013 mature as follows (in thousands):

Year ending June 30:
2014	339,928
2015	76,572
2016	21,956
2017	15,023
2018	17,593

$471,072

Included in time deposits at June 30, 2013 and 2012 is $196.6 million and $235.2 million, respectively, of deposits of $100,000 and over.

(11) Income Taxes
Income tax expense (benefit) for the years ended June 30, 2013, 2012 and 2011 consists of the following:

	2013	2012	2011
	(In thousands)
Current:
Federal	$24,795	$20,355	$14,790
State	2,282	2,071	1,949
Total current	27,077	22,426	16,739
Deferred:
Federal	(4,156)	(3,231)	345
State	(942)	(738)	(132)
Total deferred	(5,098)	(3,969)	213
Total income tax expense	$21,979	$18,457	$16,952

A reconciliation between the provision for income taxes and the expected amount (computed by multiplying income before provision for income taxes times the applicable statutory federal income tax rate) for the years ended June 30, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
	(In thousands)
Income before provision for income taxes	$61,523	$50,107	$45,459
Applicable statutory federal income tax rate	35%	35%	35%
Computed “expected” federal income tax expense	21,533	17,537	15,911
Increase (decrease) in federal income tax expense resulting from:
State income taxes, net of federal benefit	871	806	1,181
Bank owned life insurance	(1,139)	(558)	(424)
ESOP fair market value adjustment	458	254	160
Non-deductible compensation	217	168	92
Other items, net	39	250	32
Total income tax expense	$21,979	$18,457	$16,952
The effective tax rates for the years ended June 30, 2013, 2012 and 2011 were 35.72%, 36.84% and 37.29%, respectively.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2013 and 2012 are as follows:

	2013	2012
	(In thousands)
Deferred tax assets:
Allowance for loan and real estate owned losses	$12,561	$12,687
Reserve for uncollected interest	325	215
Postretirement benefits	8,776	7,624
Accrued/deferred compensation	4,850	4,027
ESOP shares allocated or committed to be released	935	61
Stock compensation	4,873	4,123
Other than temporary loss on securities	615	615
Capital loss carry forward	899	—
Other	50	325
Total gross deferred tax assets	33,884	29,677
Less valuation reserve	88	88
Total deferred tax asset	33,796	29,589
Deferred tax liabilities:
Unrealized gain on securities available for sale	2,431	4,019
Unrealized gain on interest rate swap	1,065	—
Total deferred tax liabilities	3,496	4,019
Net deferred tax asset	$30,300	$25,570

Sources of deferred taxes for the years ended June 30, 2013 and 2012 were due primarily to the difference in recognizing income and expenses for book purposes and tax purposes for various deferred loan fees, unrealized gains and losses on financial assets, uncollected interest on loans, accrued benefit costs, book and tax depreciation, nonallowable reserves and capital loss carryforwards.
At June 30, 2013 and 2012, the valuation allowance was $88,000. The valuation allowance relates to the impairment charges on equity securities for which tax benefits are not more likely than not to be realized.
At June 30, 2013, retained earnings includes approximately $15.1 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Under ASC 740, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At June 30, 2013, the Company had an unrecognized tax liability of $5.6 million with respect to this reserve.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense. The Company did not have any uncertain tax positions for the years ended June 30, 2013 and 2012.
The Company files income tax returns in the United States federal jurisdiction and in New Jersey, Pennsylvania and New York state jurisdictions. The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2008. Currently, the Company is not under examination by any taxing authority.

(12) Borrowings
As of June 30, 2013, we had total borrowings in the amount of $833.7 million with an estimated weighted average maturity of 2.7 years and a weighted average rate of 2.4%. As of June 30, 2012, we had total borrowings in the amount of $745.9 million with an estimated weighted average maturity of 3.3 years and a weighted average rate of 2.6%. Borrowings consist of advances from the FHLB of New York. Several of the borrowings have various put options held by the issuer, FHLB.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

These put options can be exercised by the FHLB after either a certain passage of time or certain levels of the 3 month LIBOR interest rate. The following table presents borrowings by stated maturity and by maturity or put date, if applicable:

	Stated Maturity	Maturity or Put
	(In thousands)
Year ending June 30:
2014	$296,549	$476,549
2015	83,251	38,251
2016	51,130	41,130
2017	111,685	61,685
2018	170,000	110,000
2019	65,000	50,000
2020	15,000	15,000
2021	11,794	11,794
2023	29,263	29,263
	$833,672	$833,672

At June 30, 2013, borrowings are secured by mortgage-backed securities and investment securities with a book value of $296.9 million and performing mortgage loans with an outstanding balance of $1.89 billion. The fair value of mortgage-backed securities and investment securities pledged as collateral for borrowings were $297.5 million and $381.5 million at June 30, 2013 and 2012, respectively. At June 30, 2013, the Company had additional borrowing capacity of $678.1 million with the FHLB.

(13) Derivatives and Hedging Activities
Oritani is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with Oritani's fixed and variable rate borrowings. Oritani recognizes interest rate swaps as either assets or liabilities at fair value in the statement of financial condition.
The interest rate swaps on variable rate borrowings were designated as cash flow hedges and were negotiated over the counter contracts. The contracts were entered into by Oritani with a counterparty and the specific agreement of terms were negotiated, including the amount, the interest rate, and the maturity.
Oritani is exposed to credit-related losses in the event of nonperformance by the counterparties to the agreements. Oritani controls the credit risk through monitoring procedures and does not expect the counterparty to fail their obligations. Oritani only deals with primary dealers and believes that the credit risk inherent in these contracts was not significant during and at year end.
At June 30, 2013, Oritani had a forecasted interest rate swap agreement to receive from the counterparty at 3 month LIBOR and to pay interest to the counterparty at a fixed rate of 2.634% on notional amounts of $50,000,000. The effective date of the transaction was April 11, 2013 and the maturity date is April 11, 2023. For the first three years no cash flows will be exchanged and for the following seven years Oritani will pay a fixed interest rate of 2.634% and the counterparty will pay Oritani 3 month LIBOR. The hedging strategy converts the LIBOR based floating interest on certain FHLB advances to fixed interest rates, thereby protecting Oritani from floating interest rate variability. The following table presents information regarding our derivative financial instrument at June 30, 2013. The Company had no derivative financial instruments at June 30, 2012.

	At June 30, 2013
	Notional Amount	Fair Value
Asset derivatives
Interest rate swap	$50,000	$2,584

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

There was no collateral pledged from Oritani to the counterparty at June 30, 2013. There is the possibility that Oritani may need to pledge collateral in the future.

(14) Employee Benefit Plans
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
The Plan was frozen as of December 31, 2008. Full time employees whom attained age 21 and completed one year of service were eligible to participate in this plan. Retirement benefits are based upon a formula utilizing years of service and average compensation, as defined. Participants were vested 100% upon the completion of 5 years of service.
The funded status (fair value of the plan assets divided by funding target) as of July 1, 2012 and 2011 was 101.6% and 87.8%, respectively. The fair value of plan assets reflects any contributions received through June 30, 2012. The Company’s required contributions for the years ended June 30, 2013, 2012 and 2011 were $100,000, $92,000 and $339,000, respectively. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the plan.
The Company has a savings incentive plan covering substantially all employees of the Company. Contributions are currently made by the Company in an amount equal to 50% of the first 6% of employee contributions. The contribution percentage is determined annually by the Board of Directors. Company contributions for the years ended June 30, 2013, 2012 and 2011 were $162,000, $148,000 and $137,000, respectively.
The Company has a nonqualified savings incentive plan covering certain eligible employees whose salary deferrals to the savings incentive plan are limited. Contributions to the nonqualified savings incentive plan are currently made by the Company in an amount equal to 50% of the first 6% of employee contributions to this plan with interest calculated at the greater of 9.00% or the Citibank prime rate of interest. For the years ended June 30, 2013, 2012, and 2011, interest was calculated at 9.00%. Interest expenses for the years ended June 30, 2013, 2012 and 2011 were $439,000, $336,000 and $257,000, respectively. The contribution percentage is determined annually by the Board of Directors. The deferrals and contributions are payable, with interest, at a future date. Until these payments are made, the obligations to the employees are a general liability of the Company. Company contributions for the years ended June 30, 2013, 2012 and 2011 were $143,000, $122,000 and $103,000, respectively. The total obligation under the nonqualified savings incentive plan that existed as of June 30, 2013, and 2012 was $5.5 million and $4.3 million, respectively.
The Company has a nonqualified Benefit Equalization Plan (BEP Plan) which provides benefits to employees who are disallowed certain benefits under the Company’s qualified benefit plans. The Company recorded expenses associated with the BEP Plan of $61,000, $317,000 and $107,000 for the years ended June 30, 2013, 2012 and 2011, respectively.
The Company has a nonqualified Directors’ Retirement Plan (the Retirement Plan). The Retirement Plan provides eligible directors an annual retirement benefit based on the monthly meeting fee at the time of the director’s retirement, death, disability or a change in control. The Company recorded expenses of $549,000, $495,000 and $613,000 for the years ended June 30, 2013, 2012 and 2011, respectively, related to the Retirement Plan.
During 1999, the Company adopted a Post Retirement Medical Plan (the Medical Plan) for directors and certain eligible employees. The Medical Plan provides a medical retirement benefit at a cost to the Company limited to two times the premium at the time of the participant’s retirement. Participants are required to contribute to the plan for excess premiums above the limitation. The Company recorded expenses of $337,000, $316,000 and $343,000 for the years ended June 30, 2013, 2012 and 2011, respectively, related to the Medical Plan.
During 2000, the Company adopted a Deferred Director’s Fee Plan (the Deferred Fee Plan) for outside directors of the Company. Under the Deferred Fee Plan, directors may elect to defer the receipt of their board and committee fees. The fees are payable, with interest, at a predetermined future date. Interest is calculated at the greater of 9.00% or the Citibank prime rate of interest. For the years ended June 30, 2013, 2012 and 2011, interest was calculated at 9.00%. Interest expenses for the years ended June 30, 2013, 2012 and 2011 were $450,000, $389,000 and $330,000, respectively. Until these payments

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

are made, the obligations to the directors are a general liability of the Company. The total obligation under the Deferred Fee Plan that existed as of June 30, 2013 and 2012 was $5.4 million and $4.7 million, respectively.

The following table sets forth information regarding the BEP Plan, the Retirement Plan and the Medical Plan at June 30, 2013 and 2012 (in thousands).

	BEP Plan		Retirement Plan		Medical Plan
	2013	2012	2013	2012	2013	2012
Change in benefit obligation:
Projected benefit obligation at beginning of the year	$988	$1,751	$5,033	$4,059	$4,902	$3,674
Service cost	—	—	146	197	75	92
Interest cost	34	61	197	220	174	197
Actuarial (gain) loss	25	(37)	(300)	—	(1,145)	966
Benefits paid	—	(1,017)	(49)	(52)	(24)	(27)
Discount rate change	(53)	230	(372)	609	—	—
Projected benefit obligation at end of the year	$994	$988	$4,655	$5,033	$3,982	$4,902
Reconciliation of plan assets
Fair value of plan assets at beginning of the year	$—	$—	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—	—	—
Employer contributions	—	1,017	49	52	24	27
Benefits paid	—	(1,017)	(49)	(52)	(24)	(27)
Fair value of plan assets at end of the year	$—	$—	$—	$—	$—	$—
Unfunded status at end of year	$994	$988	$4,655	$5,033	$3,982	$4,902
The unfunded BEP of $994,000 and $988,000, Retirement Plan of $4.7 million and $5.0 million and Medical Plan of $4.0 million and $4.9 million at June 30, 2013 and 2012 respectively, are included in other liabilities in our consolidated balance sheet. The components of accumulated other comprehensive income related to pension and other postretirement benefits, on a pre-tax basis, at June 30, 2013 and 2012 are summarized in the following table (in thousands).

	BEP Plan		Retirement Plan		Medical Plan
	2013	2012	2013	2012	2013	2012
Prior service cost	$—	$—	$119	$179	$—	$—
Net actuarial loss	209	263	269	1,088	384	1,617
Total amounts recognized in accumulated other comprehensive income	$209	$263	$388	$1,267	$384	$1,617

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Net periodic benefit costs for the years ended June 30, 2013, 2012 and 2011, as well as costs that are expected to be amortized into expense in fiscal 2014, are presented in the following table.

	BEP Plan			Retirement Plan			Medical Plan
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(In thousands)
Service cost	$—	$—	$—	$146	$197	$235	$75	$92	$72
Interest cost	34	61	83	197	220	209	174	197	193
Loss recognized	—	241	—	—	—	—	—	—	—
Amortization of unrecognized:
Prior service cost	—	—	—	60	60	60	—	—	—
Net loss	27	15	24	146	18	109	88	27	78
Total	$61	$317	$107	$549	$495	$613	$337	$316	$343
Amounts expected to be amortized into net periodic benefit cost in fiscal 2014:
Prior service cost	$—			$60
Net loss	21			—
	$21			$60

The $241,000 loss recognized in the BEP Plan during the 2012 period was recognized in accordance with settlement accounting. A portion of this plan was settled during the quarter ended December 31, 2011 The loss was due to the actuarial discount utilized in calculation of the settlement versus the assumed discount rate that had been utilized in plan valuation.
The weighted average actuarial assumptions used in the plan determinations at June 30, 2013, 2012 and 2011 were as follows:

	BEP Plan			Retirement Plan			Medical Plan
	2013	2012	2011	2013	2012	2011	2013	2012	2011
Discount Rate	4.04%	3.47%	4.95%	4.58%	3.94%	5.47%	4.74%	4.12%	5.66%
Rate of compensation increase	—	—	—	5.50%	5.50%	5.50%	—	—	—
Medical benefits cost rate of increase	—	—	—	—	—	—	7.00%	8.00%	9.00%
Estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

	BEP Plan	Retirement Plan	Medical Plan
2014	$74	$183	$76
2015	74	240	99
2016	74	240	122
2017	74	239	149
2018	74	238	182
2019-2023	374	1,471	1,067

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have the following effects on post-retirement benefits (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$60	(45)
Effect on post retirement benefits obligation	$786	(610)
During 2005, the Company adopted an Executive Supplemental Retirement Income Agreement (the SERP) for the President/CEO of the Company. The SERP provides a retirement benefit to the executive with a minimum payment period of 20 years upon his death, disability, normal retirement, early retirement or separation from service after a change in control. The SERP benefit is equal to 70% of the executive’s average annual pre-retirement base salary and bonus, reduced by the benefits due to the executive through certain other benefit plans. The Company recorded expenses of $579,000, $812,000 and $1.3 million for the years ended June 30, 2013, 2012 and 2011, respectively, related to the SERP. The SERP is unfunded, and an accrued liability of $6.8 million and $6.2 million was recorded for this plan as of June 30, 2013 and 2012, respectively.
The Company invests in bank owned life insurance (“BOLI”) to help offset the cost of employee benefits. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees with the Company as owner and beneficiary of the policies. BOLI is recorded at its cash surrender value and is classified as a non-interest earning asset. Increases in the carrying value, other than purchases, are recorded as non-interest income. At June 30, 2013 and 2012, the Company had $60.0 million and $46.3 million, respectively, in BOLI. Income earned on BOLI was $3.3 million, $1.6 million and $1.2 million for each of the years ended June 30, 2013, 2012 and 2011, respectively and is exempt from federal and state income taxes as long as the policies are held until the death of the insured individuals. Included in BOLI income for the year ended June 30, 2013 is $1.5 million of non-recurring insurance proceeds.
The Company has a nonqualified Executive Group Life Insurance Replacement Plan (“Split-Dollar”) which provides life insurance benefits to certain eligible employees upon death while employed by the Company and upon death following termination of employment due to disability, retirement or change in control. Participants in the plan are entitled to up to two times their base annual salary, as defined by the plan. The Company adopted ASC 715-60, “Compensation: Defined Benefit Plans-Other Postretirement”, effective July 1, 2008. ASC 715-60 requires that, for split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods, an employer should recognize a liability for future benefits. Upon adoption, the Company recorded a charge to retained earnings of $76,000. The Company recorded expenses of $31,000, $41,000 and $34,000 for the years ended June 30, 2013, 2012 and 2011, respectively, related to the Split-Dollar Plan. The accrued liability recorded for this plan as of June 30, 2013 and 2012 was $415,000 and $385,000, respectively

(15) Stock Based Compensation
Employee Stock Ownership Plan
During 2006, the Company adopted an Employee Stock Ownership Plan (the ESOP). The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 2,384,466 shares of the Company’s common stock in the Company’s initial public offering at a price of $6.67  per share. In 2010, the ESOP refinanced the outstanding principal and interest balance on the original ESOP loan and purchased additional shares, in the open market, of 1,654,529 in conjunction with the Company’s second step transaction at an average price of $10.36 during June 2010. The refinancing and new stock purchases were funded with a loan from the Company to the ESOP. The outstanding loan balance at June 30, 2013 and 2012 was $28.4 million and $29.8 million, respectively. The shares of Company’s common stock purchased are pledged as collateral for the loan. Shares are released from the pledge for allocation to participants as loan payments are made. At June 30, 2013, shares allocated to participants were 853,110 since the plan inception and shares committed to be released were 152,670. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that were unallocated or not yet committed to be released totaled 3,033,215 at June 30, 2013 and had a fair value of $43.6 million. ESOP compensation expense for the years ended June 30, 2013, 2012, and 2011 was $3.0 million, $2.0 million and $1.7 million, respectively, representing the fair market value of shares allocated or committed to be released during the year.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

The Company has also established an ESOP restoration plan and trust, which are non-qualified plans that provide supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental benefits consist of payments representing shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans. Compensation expense related to this plan amounts to $1.4 million, $485,000, and $901,000, for the years ended June 30, 2013, 2012, and 2011, respectively. The total obligation under the restoration plan as of June 30, 2013 and 2012 was $4.2 million and $2.8 million, respectively. The obligations to the executives are a general liability of the Company.
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
We recognize stock based compensation expense based on the grant-date fair value of those awards and options over the requisite service period in accordance with ASC 718. ASC 718 requires the Company to report as a financing cash flow the benefits of realized tax deductions in excess of the deferred tax benefits previously recognized for compensation expense. Excess tax benefits recognized in 2013, and 2012 totaled $720,000 and $217,000, respectively. There were no such excess tax benefits in fiscal 2011. The Company classified share-based compensation for employees and outside directors within “compensation and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid.
Stock options are granted at an exercise price equal to the market price of our common stock on the grant date, based on quoted market prices. Stock options generally vest over a five-year service period and expire ten years from issuance. The vesting of the options accelerate upon death or disability, retirement or a change in control and expire 90 days after termination of service, excluding disability or retirement. The Company recognizes compensation expense for all option grants over the awards’ respective requisite service periods. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Since there was limited historical information on the volatility of the Company’s stock, management considered the average volatilities of similar entities for an appropriate period in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method. The Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option. The Company classified share-based compensation for employees and outside directors within “compensation, payroll taxes and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid.
The fair value of the options issued during the twelve months ended June 30, 2013 and 2012 was estimated using the Black-Scholes options-pricing model with the following assumptions:

	Twelve months ended June 30,
	2013	2012
Option shares granted	100,000	3,900,250
Expected dividend yield	5.38%	4.42%
Expected volatility	35.25%	37.10%
Risk-free interest rate	0.99%	1.30%
Expected option life	6.5	6.5

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

The Company recorded $2.2 million, $1.8 million and $23,000 of share based compensation expense related to the options shares for the years ended June 30, 2013, 2012 and 2011, respectively. Expected future expense related to the non-vested options outstanding at June 30, 2013 is $6.6 million over a weighted average period of 3.2 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.
The following is a summary of the Company’s stock option activity and related information for its options plan as of June 30, 2013 and changes therein during the twelve months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2012	6,619,245	$2.54	$11.32	7.8
Granted	100,000	2.65	14.55	10.0
Exercised	(264,354)	2.33	10.59	5.9
Forfeited	(32,000)	2.67	13.58	9.2
Expired	—	—	—	—
Outstanding at June 30, 2013	6,422,891	$2.55	$11.39	6.9
Exercisable at June 30, 2013	3,229,091
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
The following is a summary of the status of the Company’s restricted stock shares as of June 30, 2013 and changes therein during the twelve months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2012	1,588,100	$11.95
Granted	45,000	14.55
Vested	(317,620)	11.95
Forfeited	(14,000)	13.80
Non-vested at June 30, 2013	1,301,480	$12.02
The Company recorded $3.9 million and $3.4 million of share based compensation expense related to the restricted stock shares for the years ended June 30, 2013 and 2012, respectively Expected future expense related to the non-vested restricted shares at June 30, 2013 is $12.3 million over a weighted average period of 3.2 years.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(16) Commitments and Contingencies
In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. Certain facilities are occupied under long-term operating leases which expire on various dates. Certain leases also provide for renewal options. Total rent expense was $728,000, $679,000 and $496,000 for the years ended June 30, 2013, 2012 and 2011, respectively. Aggregate minimum lease payments for the remainder of the leases are as follows (in thousands):

Year ending June 30:
2014	$634
2015	523
2016	427
2017	334
2018	294
Thereafter	470

$2,682

There were no outstanding commitments to purchase securities at June 30, 2013 and 2012.
In the normal course of business, the Company may be a party to various outstanding legal proceedings and claims. In the opinion of management, the financial position of the Company will not be materially affected by the outcome of such legal proceedings and claims.

(17) Regulatory Capital Requirements
Deposits at the Bank are insured up to standard limits of coverage provided by the Deposit Insurance Fund (DIF) of the FDIC. The Bank is a New Jersey state chartered savings bank and is subject to comprehensive regulation, supervision and periodic examinations by the FDIC and by the NJDOBI. The Company is regulated by the FRB.
FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at June 30, 2013, the Bank and the Company are required to maintain (a) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (b) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.
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
In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised and requires more stringent treatment of mortgage servicing assets and certain deferred tax assets. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for Oritani Bank on January

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.
The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FDIC about capital components, risk weightings and other factors.
Management believes that, as of June 30, 2013, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

The following is a summary of the Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2013 and 2012, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

			FDIC – for capital adequacy		FDIC – to be well capitalized under prompt
	Actual		purposes		corrective action
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Company:
As of June 30, 2013:
Total capital (to risk-weighted assets)	$545,031	22.16%	$196,772	8.00%	245,965	10.00%
Tier 1 capital (to risk-weighted assets)	514,280	20.91	98,386	4.00	147,579	6.00
Tier 1 capital (to average assets)	514,280	18.30	112,428	4.00	140,535	5.00
As of June 30, 2012:
Total capital (to risk-weighted assets)	$534,102	24.48%	$174,509	8.00%	218,136	10.00%
Tier 1 capital (to risk-weighted assets)	506,787	23.23	87,255	4.00	130,882	6.00
Tier 1 capital (to average assets)	506,787	19.20	106,607	4.00	133,259	5.00

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

			FDIC – for capital adequacy		FDIC – to be well capitalized under prompt
	Actual		purposes		corrective action
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Bank:
As of June 30, 2013:
Total capital (to risk-weighted assets)	$465,301	19.19%	$194,023	8.00%	242,529	10.00%
Tier 1 capital (to risk-weighted assets)	434,975	17.93	97,012	4.00	145,518	6.00
Tier 1 capital (to average assets)	434,975	15.55	111,908	4.00	139,885	5.00
As of June 30, 2012:
Total capital (to risk-weighted assets)	$438,837	20.51%	$171,207	8.00%	214,009	10.00%
Tier 1 capital (to risk-weighted assets)	412,031	19.25	85,603	4.00	128,405	6.00
Tier 1 capital (to average assets)	412,031	15.42	106,858	4.00	133,572	5.00

(18) Fair Value Measurements
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
Loans
The Company does not record loans at fair value on a recurring basis. However, periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements. The Estimated fair value for significant nonperforming loans and impaired loans are valued utilizing independent appraisals of the collateral securing such loans that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience. The appraisals are adjusted downward by management (0-20% adjustment rate and 0-10% risk premium rate), as necessary, for changes in relevant valuation factors subsequent to the appraisal date and the timing of anticipated cash flows (0-8% discount rate). The Company classifies impaired loans as Level 3.
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
Real Estate Owned
Assets acquired through foreclosure or deed in lieu of foreclosure are recorded at estimated fair value less estimated liquidation costs when acquired, thus establishing a new cost basis. Subsequently, real estate owned is carried at the lower of cost or fair value, less estimated liquidation costs. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3. When an asset is acquired, the excess of the loan balance over fair value, less estimated liquidation costs (5-20% discount rate), is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions.
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
Derivatives
The fair value of our interest rate swap was estimated using Level 2 inputs. The fair value was determined using third party prices that are based on discounted cash flow analyses using observed market interest rate curves and volatilities.
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
Assets Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets measured at fair value on a recurring basis as of June 30, 2013 and June 30, 2012 by level within the fair value hierarchy. There were no transfers between levels within the fair value hierarchy during the twelve months ended June 30, 2013.

	Fair Value as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
U.S. Government and federal agency obligations	$10,245	$—	$10,245	$—
Equity Securities	1,774	1,774	—	—
Mortgage-backed securities available for sale
FHLMC	9,019	—	9,019	—
FNMA	44,756	—	44,756	—
CMO	252,496	—	252,496	—
Total securities available for sale	318,290	1,774	316,516	—

Interest rate swap	2,584	—	2,584	—
Total measured on a recurring basis	$320,874	$1,774	$319,100	$—

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

	Fair Value as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Government and federal agency obligations	$24,622	$—	$24,622	$—
Equity Securities	1,409	1,409	—	—
Mortgage-backed securities available for sale
FHLMC	16,436	—	16,436	—
FNMA	62,345	—	62,345	—
CMO	395,139	—	395,139	—
Total measured on a recurring basis	$499,951	$1,409	$498,542	$—
Assets Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets. The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of June 30, 2013 and 2012 by level within the fair value hierarchy.

	Fair Value as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$1,890	$—	$—	$1,890
Multifamily	3,897	—	—	3,897
Commercial real estate	3,752	—	—	3,752
Construction and land loans	1,664	—	—	1,664
Total impaired loans	11,203	—	—	11,203
Real estate owned
Commercial real estate	672	—	—	672
Construction and land loans	1,070	—	—	1,070
Total real estate owned	1,742	—	—	1,742
Total measured on a non-recurring basis	$12,945	$—	$—	$12,945

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

	Fair Value as of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Commercial real estate	$1,851	$—	$—	$1,851
Construction and land loans	5,426	—	—	5,426
Total impaired loans	7,277	—	—	7,277
Real estate owned
Residential	595	—	—	595
Commercial real estate	1,005	—	—	1,005
Construction and land loans	1,140	—	—	1,140
Total real estate owned	2,740	—	—	2,740
Total measured on a non-recurring basis	$10,017	$—	$—	$10,017

Estimated Fair Value of Financial Instruments
The following tables present the carrying amount, estimated fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s balance sheet at June 30, 2013 and 2012. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, and overnight borrowings.

	At June 30, 2013		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Securities held to maturity	$41,873	$41,855	$—	$41,855	$—
Loans, net (1)	2,275,782	2,333,382	—	—	2,333,382
Financial liabilities:
Term deposits	471,072	473,652	—	473,652	—
Term borrowings	600,372	635,520	—	635,520	—
(1)Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

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

(1)Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.
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

Balance Sheets

	June 30,
	2013	2012
	(In thousands)
Assets:
Cash	$71	$96
Fed Funds	19,184	30,478
Mortgage Loans, net	27,757	30,596
ESOP loan	28,380	29,776
Securities available for sale, at market value	1,774	1,409
Accrued Interest Receivable	954	1,024
Investment in Subsidiaries	441,199	417,462
Other assets	26	18
Total Assets	$519,345	510,859
Liabilities and Equity
Total Liabilities	635	150
Total Equity	518,710	510,709
Total Liabilities and Equity	$519,345	$510,859

Statements of Income

	Year Ended June 30,
	2013	2012	2011
	(In thousands)
Interest on mortgage loans	$1,441	1,823	$1,965
Interest on ESOP loan	1,747	1,807	1,866
Interest income on fed funds	67	127	453
Impairment charge on securities	—	(262)	(291)
Other income	48	46	62
Equity in undistributed earnings of subsidiary	38,336	30,007	26,558
Total income	41,639	33,548	30,613
Other expenses	840	660	578
Income before income tax expense	40,799	32,888	30,035
Income tax expense	1,255	1,238	1,528
Net income	$39,544	31,650	$28,507

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

Statements of Cash Flows

	Year Ended June 30,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$39,544	$31,650	$28,507
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charge on securities	—	262	291
Dividends/distributions from subsidiaries	24,893	41,270	364
Equity in undistributed earnings of subsidiary	(38,336)	(30,007)	(26,558)
Decrease (increase) in accrued interest receivable	70	41	(878)
(Increase) decrease in other assets	(153)	(49)	167
Increase (decrease) in other liabilities	605	99	(27)
Net cash provided by operating activities	26,623	43,266	1,866

Cash flows from investing activities
Additional investments in subsidiaries	(378)	—	—
Principal collected on ESOP loan	1,396	598	1,436
Decrease (increase) in mortgage loans, net	2,839	460	553
Net cash provided by investing activities	3,857	1,058	1,989

Cash flows from financing activities
Dividends paid to shareholders	(43,074)	(21,849)	(19,724)
Purchase of treasury stock	(1,524)	(134,308)	(9,300)
Stock issued upon exercise of stock options	2,799	160	429
Purchase of restricted stock	—	(19,266)	—
Cash used in financing activities	(41,799)	(175,263)	(28,595)
Net change in cash and equivalents	(11,319)	(130,939)	(24,740)
Cash at beginning of period	30,574	161,513	186,253
Cash at end of period	$19,255	$30,574	$161,513

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

(20) Selected Quarterly Financial Data (Unaudited)
The following tables are a summary of certain quarterly financial data for the fiscal years ended June 30, 2013 and 2012.

	Fiscal 2013 Quarter Ended
	September 30	December 31	March 31	June 30
	(Dollars in thousands)
Selected Operating Data:
Interest income	$31,822	$31,607	$32,580	$31,219
Interest expense	7,632	7,536	7,284	7,346
Net interest income	24,190	24,071	25,296	23,873
Provision for loan losses	1,500	1,500	600	250
Net interest income after provision for loan losses	22,690	22,571	24,696	23,623
Other income	1,225	887	1,005	2,703
Other expense	9,233	9,506	9,905	9,233
Income before income tax expense	14,682	13,952	15,796	17,093
Income tax expense	5,471	5,206	5,879	5,423
Net income	$9,211	$8,746	$9,917	$11,670
Basic Earnings per common share	$0.22	$0.21	$0.23	$0.28
Diluted Earnings per common share	$0.22	$0.20	$0.23	$0.27

	Fiscal 2012 Quarter Ended
	September 30	December 31	March 31	June 30
	(Dollars in thousands)
Selected Operating Data:
Interest income	$29,746	$30,524	$30,491	$31,229
Interest expense	8,759	8,487	8,193	7,894
Net interest income	20,987	22,037	22,298	23,335
Provision for loan losses	3,500	2,000	1,500	1,500
Net interest income after provision for loan losses	17,487	20,037	20,798	21,835
Other income	1,906	920	1,513	1,062
Other expense	8,189	9,063	8,832	9,367
Income before income tax expense	11,204	11,894	13,479	13,530
Income tax expense	3,869	4,268	5,064	5,256
Net income	$7,335	$7,626	$8,415	$8,274
Basic Earnings per common share	$0.15	0.18	0.20	0.20
Diluted Earnings per common share	$0.15	0.18	0.20	0.19

(

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Township of Washington, New Jersey

Notes to Consolidated Financial Statements

21) Earnings Per Share
The following is a summary of the Company’s earnings per share calculations and reconciliations of basic to diluted earnings per share.

	For the Years Ended June 30,
	2013	2012	2011
	(in thousands, except for per share data)
Net income	$39,544	$31,650	$28,507

Weighted average common shares outstanding—basic	42,097	43,882	52,661
Effect of dilutive non-vested shares and stock options outstanding	884	536	229
Weighted average common shares outstanding—diluted	42,981	44,418	52,890
Earnings per share-basic	$0.94	$0.72	$0.54
Earnings per share-diluted	$0.92	$0.71	$0.54
(22) Recent Accounting Pronouncements
In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)", which provides guidance on the presentation of unrecognized tax benefits and the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective for fiscal years, and interim reporting periods within those years, beginning after December 31, 2013. The adoption of this amendment is not expected to have a significant impact on the Company's Consolidated Financial Statements.
In July 2013, the FASB issued ASU Np. 2013-10, "Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force). The guidance permits the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”). This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and is not expected to have a significant impact on the Company’s financial statements.
In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", which requires an entity to separately present the amount reclassified out of accumulated other comprehensive income ("AOCI") for each component of AOCI and to disclose, for each affected line item in the income statement, the amount of AOCI that has been reclassified into that line item. If the reclassification doesn't go directly to an income statement line it is acceptable to cross reference that amount to another footnote that provides the required disclosure. Public companies are required to comply with the requirements of ASU 2013-02 prospectively for fiscal years and interim periods within those fiscal years, beginning after December 15, 2012 (July 1, 2013 for the Company). Early adoption is permitted. Adoption of this guidance is expected to result in presentation changes to the Company's statement of comprehensive income. The adoption of this amendment is not expected to have a significant impact on the Company's Consolidated Financial Statements.
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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements ******

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

***	Incorporated by reference to the Company's Proxy Statement for the 2011 Special Meeting of Stockholders filed with the Securities and Exchange Commission on June 27, 2011 (file No. 001-34786).

****	Available on our website www.oritani.com

*****	Management contract, compensatory plan or arrangement.

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

ORITANI FINANCIAL CORP.

Date:	September 13, 2013	By:	/s/ Kevin J. Lynch
Kevin J. Lynch
Chief Executive Officer and President
(Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin J. Lynch	Director, Chief Executive Officer and President (Principal Executive Officer)	September 13, 2013
Kevin J. Lynch

/s/ John M. Fields, Jr.	Executive Vice President and Chief Financial Officer	September 13, 2013
John M. Fields, Jr.

/s/ Michael A. DeBernardi	Director, Executive Vice President and Chief Operating Officer	September 13, 2013
Michael A. DeBernardi

/s/ Ann Marie Jetton	Sr. Vice President and Principal Accounting Officer	September 13, 2013
Ann Marie Jetton

/s/ Nicholas Antonaccio	Director	September 13, 2013
Nicholas Antonaccio

/s/ James J. Doyle, Jr.	Director	September 13, 2013
James J. Doyle, Jr.

/s/ Robert S. Hekemian, Jr.	Director	September 13, 2013
Robert S. Hekemian, Jr.

/s/ John J. Skelly, Jr.	Director	September 13, 2013
John J. Skelly, Jr.