Form 10-Q
period 2013-09-30
Oritani Financial Corp
filed 2013-11-08
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
    YES  ☐    NO  ☒
As of November 8, 2013, there were 56,245,065 shares of the Registrant’s common stock, par value $0.01 per share, issued and 45,679,941 shares outstanding.

Oritani Financial Corp.
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2013	June 30, 2013
	(unaudited)	(audited)
Assets
Cash on hand and in banks	$4,292	$4,181
Federal funds sold and short term investments	5,395	7,884
Cash and cash equivalents	9,687	12,065
Loans, net	2,285,062	2,275,782
Securities available for sale, at market value	307,928	318,290
Securities held to maturity, market value of $31,200 and $41,855	31,517	41,873
Bank Owned Life Insurance (at cash surrender value)	66,536	59,996
Federal Home Loan Bank of New York stock (“FHLB”), at cost	41,927	42,770
Accrued interest receivable	10,820	10,114
Investments in real estate joint ventures, net	4,747	4,635
Real estate held for investment	1,045	1,070
Real estate owned	1,937	1,742
Office properties and equipment, net	14,936	15,060
Deferred tax assets, net	31,291	30,300
Other assets	16,202	18,225
Total Assets	$2,823,635	$2,831,922
Liabilities
Deposits	$1,424,667	$1,419,703
Borrowings	814,972	833,672
Advance payments by borrowers for taxes and insurance	14,719	15,806
Other liabilities	42,612	44,031
Total liabilities	2,296,970	2,313,212
Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 45,653,073 shares outstanding at September 30, 2013 and 45,391,031 shares outstanding at June 30, 2013	562	562
Additional paid-in capital	498,463	499,961
Unallocated common stock held by the employee stock ownership plan	(25,569)	(25,887)
Restricted Stock Awards	(11,796)	(15,730)
Treasury stock, at cost; 10,591,992 shares at September 30, 2013 and 10,854,034 shares at June 30, 2013	(138,011)	(141,142)
Retained income	198,505	196,516
Accumulated other comprehensive income, net of tax	4,511	4,430
Total stockholders’ equity	526,665	518,710
Total Liabilities and Stockholders’ Equity	$2,823,635	$2,831,922
See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Income
(In thousands, except per share data)

	Three months ended September 30,
	2013	2012
	(unaudited)
Interest income:
Interest on mortgage loans	$30,061	$29,082
Interest on securities available for sale	1,392	2,098
Interest on securities held to maturity	242	234
Dividends on FHLB stock	439	407
Interest on federal funds sold and short term investments	5	1
Total interest income	32,139	31,822
Interest expense:
Deposits	2,024	2,334
Borrowings	5,522	5,298
Total interest expense	7,546	7,632
Net interest income before provision for loan losses	24,593	24,190
Provision for loan losses	300	1,500
Net interest income after provision for loan losses	24,293	22,690
Other income:
Service charges	272	244
Real estate operations, net	373	370
Income from investments in real estate joint ventures	290	139
Bank-owned life insurance	500	405
Net gain on sale of assets	53	8
Other income	75	59
Total other income	1,563	1,225
Other expenses:
Compensation, payroll taxes and fringe benefits	7,075	6,908
Advertising	90	90
Office occupancy and equipment expense	729	682
Data processing service fees	435	407
Federal insurance premiums	315	270
Net (income) expense from real estate operations	(77)	52
Other expenses	1,003	824
Total operating expenses	9,570	9,233
Income before income tax expense	16,286	14,682
Income tax expense	5,912	5,471
Net income	$10,374	$9,211
Earnings per basic common share	$0.24	$0.22
Earnings per diluted common share	$0.24	$0.22
See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended September 30,
	2013	2012
	(unaudited)
Net income	10,374	9,211
Other comprehensive income, net of tax:
Change in unrealized holding gain on securities available for sale	23	55
Reclassification adjustment for security losses included in net income	1	—
Amortization related to post-retirement obligations	12	66
Change in unrealized gain on interest rate swap	45	—
Total other comprehensive income	81	121
Total comprehensive income	$10,455	$9,332
See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Stockholders’ Equity
Three months ended September 30, 2013 and 2012 (unaudited)
(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Un- allocated common stock held by ESOP	Retained income	Accumu- lated other compre- hensive income, net of tax	Total stock- holders’ equity
Balance at June 30, 2012	45,198,765	$562	$495,704	$(19,146)	$(143,469)	$(27,582)	$200,718	$3,922	$510,709
Net income	—	—	—	—	—	—	9,211	—	9,211
Other comprehensive income, net of tax	—	—	—	—	—	—	—	121	121
Cash dividend declared	—	—	—	—	—	—	(6,279)	—	(6,279)
Purchase of treasury stock	(103,095)	—	—	—	(1,524)	—	—	—	(1,524)
Compensation cost for stock options and restricted stock	—	—	1,522	—	—	—	—	—	1,522
ESOP shares allocated or committed to be released	—	—	230	—	—	307	—	—	537
Exercise of stock options	112,045	—	—	—	1,456	—	(287)	—	1,169
Vesting of restricted stock awards	—	—	(3,796)	3,831	—	—	(35)	—	—
Tax benefit from stock-based compensation	—	—	367	—	—	—	—	—	367
Balance at September 30, 2012	45,207,715	$562	$494,027	$(15,315)	$(143,537)	$(27,275)	$203,328	$4,043	$515,833
Balance at June 30, 2013	45,391,031	$562	$499,961	$(15,730)	$(141,142)	$(25,887)	$196,516	$4,430	$518,710
Net income	—	—	—	—	—	—	10,374	—	10,374
Other comprehensive income, net of tax	—	—	—	—	—	—	—	81	81
Cash dividend declared	—	—	—	—	—	—	(7,414)	—	(7,414)
Purchase of treasury stock	(98,270)	—	—	—	(1,568)	—	—	—	(1,568)
Compensation cost for stock options and restricted stock	—	—	1,529	—	—	—	—	—	1,529
ESOP shares allocated or committed to be released	—	—	298	—	—	318	—	—	616
Exercise of stock options	369,912	—	—	—	4,815	—	(937)	—	3,878
Vesting of restricted stock awards	—	—	(3,784)	3,818	—	—	(34)	—	—
Forfeiture of restricted stock awards	(9,600)	—	—	116	(116)	—	—	—	—
Tax benefit from stock-based compensation	—	—	459	—	—	—	—	—	459
Balance at September 30, 2013	45,653,073	$562	$498,463	$(11,796)	$(138,011)	$(25,569)	$198,505	$4,511	$526,665
See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Township of Washington, New Jersey
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$10,374	$9,211
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	2,145	2,058
Depreciation of premises and equipment	240	248
Net amortization and accretion of premiums and discounts on securities	380	610
Provision for losses on loans	300	1,500
Amortization and accretion of deferred loan fees, net	(910)	(741)
Increase in deferred taxes	(1,019)	(2,042)
Loss on loans available for sale	45	—
Gain on sale of investment securities	(97)	—
Gain on sale of real estate owned	(1)	(8)
Proceeds from sale of real estate owned	201	461
Increase in cash surrender value of bank owned life insurance	(500)	(405)
Increase in accrued interest receivable	(706)	(605)
Decrease (increase) in other assets	2,042	(563)
(Decrease) increase in other liabilities	(1,331)	2,634
Net cash provided by operating activities	11,163	12,358
Cash flows from investing activities:
Net increase in loans receivable	(9,065)	(124,865)
Purchase of securities available for sale	(24,080)	—
Proceeds from payments, calls and maturities of securities available for sale	30,744	58,333
Proceeds from payments, calls and maturities of securities held to maturity	1,498	873
Proceeds from sales of securities available for sale	3,380	—
Proceeds from sales of securities held to maturity	8,938	—
Purchase of Bank Owned Life Insurance	(6,040)	—
Net decrease (increase) in Federal Home Loan Bank of New York stock	843	(4,111)
Net increase in real estate held for investment	(33)	(42)
Net increase in real estate joint ventures	(142)	(396)
Purchase of fixed assets	(116)	(103)
Net cash provided by (used by) investing activities	5,927	(70,311)
Cash flows from financing activities:
Net (decrease) increase in deposits	4,964	(28,741)
Purchase of treasury stock	(1,568)	(1,524)
Dividends paid to shareholders	(7,414)	(6,279)
Exercise of stock options	3,878	1,169
Decrease in advance payments by borrowers for taxes and insurance	(1,087)	(251)
Proceeds from borrowed funds	70,000	252,888
Repayment of borrowed funds	(88,700)	(161,550)
Tax benefit from stock based compensation	459	367
Net cash (used by) provided by financing activities	(19,468)	56,079
Net decrease in cash and cash equivalents	(2,378)	(1,874)
Cash and cash equivalents at beginning of period	12,065	11,439
Cash and cash equivalents at end of period	$9,687	$9,565
Supplemental cash flow information:
Cash paid during the period for:
Interest	$7,744	$7,808
Income taxes	$6,529	$8,450
Noncash transfer
Loans receivable transferred to real estate owned	$350	$550
See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation
The consolidated financial statements are composed of the accounts of Oritani Financial Corp. (the"Company'), its wholly owned subsidiaries, Oritani Bank (“the Bank”); Hampshire Financial, LLC, and Oritani, LLC, and the wholly owned subsidiaries of Oritani Bank; Oritani Finance Company, Ormon LLC (“Ormon”), and Oritani Investment Corp., as well as its wholly owned subsidiary, Oritani Asset Corporation (a real estate investment trust), collectively, the Company. Intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three months period ended September 30, 2013 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2014.
Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to consolidated financial statements included in the Company’s June 30, 2013 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2013.
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at September 30, 2013 and June 30, 2013 and in the Consolidated Statements of Income for the three months ended September 30, 2013 and 2012. Actual results could differ significantly from those estimates.
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

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following is a summary of the Company’s earnings per share calculations and reconciliations of net income to net income available to common shareholders and basic to diluted earnings per share.

	Three months ended September 30,
	2013	2012
	(In thousands, except per share data)
Net income	$10,374	$9,211
Weighted average common shares outstanding—basic	42,396	41,909
Effect of dilutive non-vested shares and stock options outstanding	1,119	752
Weighted average common shares outstanding—diluted	43,515	42,661
Earnings per share-basic	$0.24	$0.22
Earnings per share-diluted	$0.24	$0.22
3. Stock Repurchase Program
On June 27, 2011, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company repurchased 5,624,506 shares, representing approximately 10% of its then outstanding shares. A second stock repurchase plan, for 10% of the outstanding shares, or 5,062,056 shares, was announced on September 14, 2011 and a third repurchase plan for 5% of the outstanding shares, or 2,278,776 shares, was announced on November 14, 2011. At September 30, 2013, a total of 11,257,970 shares were acquired under these repurchase programs at a weighted average cost of $13.03 per share. The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company conducts such repurchases in accordance with a Rule 10b5-1trading plan. At September 30, 2013, there are 1,703,111 shares yet to be purchased under the current plans.

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
Stock options are granted at an exercise price equal to the market price of our common stock on the grant date, based on quoted market prices. Stock options generally vest over a five-year service period and expire ten years from issuance. The vesting of the options accelerate upon death or disability, retirement or a change in control and expire 90 days after termination of service, excluding disability or retirement. The Company recognizes compensation expense for all option grants over the awards’ respective requisite service periods. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Since there is limited historical information on the volatility of the Company’s stock, management considered the average volatilities of similar entities for an appropriate period in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method. The Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option. The Company classified share-based compensation for employees and outside directors within “compensation, payroll taxes and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid. There were no options issued during the three months ended September 30, 2013 and 2012.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following is a summary of the Company’s stock option activity and related information for its options plan as of September 30, 2013 and changes therein during the three months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2013	6,422,891	$2.55	$11.39	6.9
Granted	—	—	—	—
Exercised	(369,912)	2.30	10.48	4.9
Forfeited	(19,200)	2.71	11.95	7.9
Expired	—	—	—	—
Outstanding at September 30, 2013	6,033,779	$2.56	$11.45	6.8
Exercisable at September 30, 2013	3,631,628
The Company recorded $567,000 and $574,000 of share based compensation expense related to the options granted for the three months ended September 30, 2013 and 2012, respectively. Expected future expense related to the non-vested options outstanding at September 30, 2013 is $6.2 million over a weighted average period of 2.9 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.
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
The following is a summary of the status of the Company’s restricted stock shares as of September 30, 2013 and changes therein during the three months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2013	1,301,480	$12.02
Granted	—	—
Vested	(316,620)	11.95
Forfeited	(9,600)	11.95
Non-vested at September 30, 2013	975,260	$12.04
The Company recorded $961,000 and $948,000 of share based compensation expense related to the restricted stock shares granted for the three months ended September 30, 2013 and 2012, respectively. Expected future expense related to the non-vested restricted shares at September 30, 2013 is $11.2 million over a weighted average period of 2.9 years.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

5. Postretirement Benefits
The Company provides several post-retirement benefit plans to directors and to certain active and retired employees. The Company has a nonqualified Directors’ Retirement Plan (the Retirement Plan), a nonqualified Benefit Equalization Plan (BEP Plan) which provides benefits to employees who are disallowed certain benefits under the Company’s qualified benefit plans and a Post Retirement Medical Plan (the Medical Plan) for directors and certain eligible employees. Net periodic benefit costs for the three months ended September 30, 2013 and 2012 are presented in the following tables.

	Retirement Plan		BEP Plan		Medical Plan
	Three months ended September 30,
	2013	2012	2013	2012	2013	2012
	(In thousands)
Service cost	$37	$38	$—	$—	$18	$34
Interest cost	53	49	10	8	48	50
Amortization of unrecognized:
Prior service cost	15	15	—	—	—	—
Net loss (gain)	—	37	5	7	—	54
Total	$105	$139	$15	$15	$66	$138

6. Loans
Net Loans are summarized as follows:

	September 30, 2013	June 30, 2013
	(In thousands)
Residential	$129,987	$128,451
Multifamily	891,839	908,242
Commercial real estate	1,222,199	1,192,815
Second mortgage and equity loans	23,898	24,637
Construction and land loans	41,045	44,537
Other loans	17,849	18,472
Total loans	2,326,817	2,317,154
Less:
Deferred loan fees, net	10,091	9,991
Allowance for loan losses	31,664	31,381
Net loans	$2,285,062	$2,275,782
The Company’s allowance for loan losses is analyzed quarterly and many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other environmental factors. See discussion of delinquent loans in “Comparison of Financial Condition at September 30, 2013 and June 30, 2013.” There have been no material changes to the allowance for loan loss methodology disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2013.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The activity in the allowance for loan losses for the three months ended September 30, 2013 and 2012 is summarized as follows:

	Three months ended September 30,
	(In thousands)
	2013	2012
Balance at beginning of period	$31,381	$31,187
Provisions for loan losses	300	1,500
Recoveries of loans previously charged off	12	1
Loans charged off	(29)	(184)
Balance at end of period	$31,664	$32,504
The following table provides the three month activity in the allowance for loan losses allocated by loan category at September 30, 2013 and 2012. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	For the three months ended September 30, 2013
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$2,224	$5,175	$19,339	$394	$1,233	$406	$2,610	$31,381
Charge-offs	(4)	—	(4)	(21)	—	—	—	(29)
Recoveries	—	—	11	—	1	—	—	12
Provisions	(186)	295	624	(5)	(44)	(19)	(365)	300
Ending balance	$2,034	$5,470	$19,970	$368	$1,190	$387	$2,245	$31,664

	For the three months ended September 30, 2012
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$2,343	$3,113	$20,087	$475	$2,498	$348	$2,323	$31,187
Charge-offs	—	—	(184)	—	—	—	—	(184)
Recoveries	—	—	—	—	1	—	—	1
Provisions	48	528	463	(19)	591	(11)	(100)	1,500
Ending balance	$2,391	$3,641	$20,366	$456	$3,090	$337	$2,223	$32,504

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at September 30, 2013 and June 30, 2013.

	At September 30, 2013
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$303	$1,266	$962	$—	$—	$—	$—	$2,531
Collectively evaluated for impairment	1,731	4,204	19,008	368	1,190	387	2,245	29,133
Total	$2,034	$5,470	$19,970	$368	$1,190	$387	$2,245	$31,664
Loans receivable:
Individually evaluated for impairment	$2,190	$7,168	$12,502	$—	$4,852	$—		$26,712
Collectively evaluated for impairment	127,797	884,671	1,209,697	23,898	36,193	17,849		2,300,105
Total	$129,987	$891,839	$1,222,199	$23,898	$41,045	$17,849		$2,326,817

	At June 30, 2013
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$303	$787	$720	$—	$—	$—	$—	$1,810
Collectively evaluated for impairment	1,921	4,388	18,619	394	1,233	406	2,610	29,571
Total	$2,224	$5,175	$19,339	$394	$1,233	$406	$2,610	$31,381
Loans receivable:
Individually evaluated for impairment	$2,192	$7,139	$11,473	$—	$4,852	$—		$25,656
Collectively evaluated for impairment	126,259	901,103	1,181,342	24,637	39,685	18,472		2,291,498
Total	$128,451	$908,242	$1,192,815	$24,637	$44,537	$18,472		$2,317,154

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The Company continuously monitors the credit quality of its loans receivable. In addition to internal staff, the Company utilizes the services of a third party loan review firm to rate the credit quality of its loan receivables. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified as “Satisfactory” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Pass/Watch” have generally acceptable asset quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such characteristics include strained liquidity, slow pay, stale financial statements or other circumstances requiring greater attention from bank staff. We classify an asset as “Special Mention” if the asset has a potential weakness that warrants management’s close attention. Such weaknesses, if left uncorrected may result in the deterioration of the repayment prospects of the asset. An asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Included in the Substandard caption are all loans that were past due 90 days (or more) and all impaired loans. The following table provides information about the loan credit quality at September 30, 2013 and June 30, 2013:

	Credit Quality Indicators at September 30, 2013
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$120,303	$6,339	$318	$3,027	$—	$129,987
Multifamily	861,878	16,542	6,048	7,371	—	891,839
Commercial real estate	1,098,989	58,404	41,927	22,879	—	1,222,199
Second mortgage and equity loans	23,415	341	142	—	—	23,898
Construction and land loans	17,185	18,396	—	5,464	—	41,045
Other loans	17,822	—	—	27	—	17,849
Total	$2,139,592	$100,022	$48,435	$38,768	$—	$2,326,817

	Credit Quality Indicators at June 30, 2013
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$117,061	$6,424	$646	$4,320	$—	$128,451
Multifamily	876,222	16,626	8,052	7,342	—	908,242
Commercial real estate	1,067,331	58,767	44,476	22,241	—	1,192,815
Second mortgage and equity loans	24,303	92	146	96	—	24,637
Construction and land loans	20,573	18,500	—	5,464	—	44,537
Other loans	18,411	—	—	61	—	18,472
Total	$2,123,901	$100,409	$53,320	$39,524	$—	$2,317,154

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following table provides information about loans past due at September 30, 2013 and June 30, 2013:

	At September 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual
	(In thousands)
Residential	$1,908	$337	$2,182	$4,427	$125,560	$129,987	$2,398
Multifamily	1,722	—	6,868	8,590	883,249	891,839	7,371
Commercial real estate	9,692	644	6,838	17,174	1,205,025	1,222,199	10,164
Second mortgage and equity loans	341	142	—	483	23,415	23,898	—
Construction and land loans	—	—	3,800	3,800	37,245	41,045	3,800
Other loans	21	—	—	21	17,828	17,849	27
Total	$13,684	$1,123	$19,688	$34,495	$2,292,322	$2,326,817	$23,760

	At June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual
	(In thousands)
Residential	$1,425	$1,384	$3,088	$5,897	$122,554	$128,451	$4,044
Multifamily	1,734	203	7,139	9,076	899,166	908,242	7,139
Commercial real estate	4,165	1,649	7,963	13,777	1,179,038	1,192,815	9,478
Second mortgage and equity loans	92	146	—	238	24,399	24,637	—
Construction and land loans	—	—	3,188	3,188	41,349	44,537	3,188
Other loans	—	61	—	61	18,411	18,472	61
Total	$7,416	$3,443	$21,378	$32,237	$2,284,917	$2,317,154	$23,910

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. At September 30, 2013 impaired loans were primarily collateral-dependent and totaled $26.7 million, of which $12.6 million had a specific allowance for credit losses of $2.5 million and $14.1 million of impaired loans had no related allowance for credit losses. At June 30, 2013 impaired loans were primarily collateral dependent and totaled $25.7 million, of which $11.3 million had a related allowance for credit losses of $1.8 million and $14.3 million of impaired loans had no related allowance for credit losses.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following table provides information about the Company’s impaired loans at September 30, 2013 and June 30, 2013:

	Impaired Loans
	At September 30, 2013			Three months ended September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded;
Multifamily	$2,449	$2,449	$—	$2,452	$40
Commercial real estate	6,844	6,844	—	6,926	64
Construction and land loans	4,852	4,852	—	4,852	21
	14,145	14,145	—	14,230	125
With an allowance recorded:
Residential	$1,888	$2,191	$303	$1,888	$4
Multifamily	3,452	4,718	1,266	3,800	25
Commercial real estate	4,696	5,658	962	3,982	—
	10,036	12,567	2,531	9,670	29
Total:
Residential	$1,888	$2,191	$303	$1,888	$4
Multifamily	5,901	7,167	1,266	6,252	65
Commercial real estate	11,540	12,502	962	10,908	64
Construction and land loans	4,852	4,852	—	4,852	21
	$24,181	$26,712	$2,531	$23,900	$154

	Impaired Loans
	At June 30, 2013			Year ended June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded;
Multifamily	$2,455	2,455	—	2,457	30
Commercial real estate	7,000	7,000	—	7,055	202
Construction and land loans	4,852	4,852	—	4,893	—
	14,307	14,307	—	14,405	232
With an allowance recorded:
Residential	$1,890	$2,193	$303	$1,990	$27
Multifamily	3,897	4,684	787	4,277	142
Commercial real estate	3,752	4,472	720	4,133	118
	9,539	11,349	1,810	10,400	287
Total:
Residential	$1,890	$2,193	$303	$1,990	$27
Multifamily	6,352	$7,139	$787	$6,734	$172
Commercial real estate	10,752	11,472	720	11,188	320
Construction and land loans	4,852	4,852	—	4,893	—
	$23,846	$25,656	$1,810	$24,805	$519

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Troubled debt restructured loans (“TDRs”) are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. The Company has selectively modified certain borrower’s loans to enable the borrower to emerge from delinquency and keep their loans current. The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period. Management classifies all TDRs as impaired loans. Included in impaired loans at September 30, 2013 are $7.0 million of loans which are deemed TDRs. At June 30, 2013, TDRs totaled $3.8 million.
The following table presents additional information regarding the Company’s TDRs as of September 30, 2013 and June 30, 2013:

	Troubled Debt Restructurings at September 30, 2013
	Performing	Nonperforming	Total
	(In thousands)
Residential	$372	$198	$570
Multifamily	—	502	502
Commercial real estate	—	1,063	1,063
Construction and land loans	1,664	3,188	4,852
Total	$2,036	$4,951	$6,987
Allowance	$—	$385	$385

	Troubled Debt Restructurings at June 30, 2013
	Performing	Nonperforming	Total
	(In thousands)
Residential	$372	$200	$572
Multifamily	—	468	468
Commercial real estate	—	1,087	1,087
Construction and land loans	1,664	—	1,664
Total	$2,036	$1,755	$3,791
Allowance	$—	$379	$379
The following tables summarize loans that were modified in a troubled debt restructuring during the three months ended September 30, 2013.

	Three months ended September 30, 2013
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Construction and land loans	1	3,188	3,188
Total	1	$3,188	$3,188
The relationship in the table above was granted a reduced rate and extended maturity.
There have not been any loans that were modified as TDR during the last twelve months that have subsequently defaulted (90 days or more past due) during the current quarter ended September 30, 2013.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

7. Investment Securities
Securities Held to Maturity
The following is a comparative summary of securities held to maturity at September 30, 2013 and June 30, 2013:

	September 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Mortgage-backed securities:
FHLMC	$2,846	$195	$—	$3,041
FNMA	26,189	394	1,014	25,569
GNMA	2,482	108	—	2,590
	$31,517	$697	$1,014	$31,200

	June 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Mortgage-backed securities:
FHLMC	$4,310	$287	$—	$4,597
FNMA	33,388	642	1,095	32,935
GNMA	2,984	109	—	3,093
CMO	1,191	39	—	1,230
	$41,873	$1,077	$1,095	$41,855

The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years ; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
Proceeds from the sale of securities held to maturity for the three months ended September 30, 2013 were $8.9 million on securities with an amortized cost of $8.8 million, resulting in gross gains and gross losses of $117,000 and $17,000, respectively. The held to maturity securities sold were mortgage-backed securities with 15% or less of their original purchased balances remaining. The Company did not sell any securities held to maturity during the three months ended September 30, 2012. Securities with fair values of $26.6 million and $34.4 million at September 30, 2013 and June 30, 2013, respectively, were pledged as collateral for advances. The Company did not record other than temporary impairment charges on securities held to maturity during the three months ended September 30, 2013 and 2012.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Gross unrealized losses on securities held to maturity and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 were as follows (in thousands):

	September 30, 2013
	Less than 12 months		Greater than 12 months		Total
	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$14,487	1,014	—	—	14,487	1,014
	$14,487	$1,014	—	—	14,487	1,014

	June 30, 2013
	Less than 12 months		Greater than 12 months		Total
	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$19,354	1,095	—	—	19,354	1,095
	$19,354	$1,095	—	—	19,354	1,095

Management evaluated the securities in the above tables and concluded that none of the securities with losses has impairments that are other-than-temporary.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Securities Available for Sale
The following is a comparative summary of securities available for sale at September 30, 2013 and June 30, 2013:

	September 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$9,989	$262	$—	$10,251
Equity securities	1,210	609	—	1,819
Mortgage-backed securities:
FHLMC	7,890	317	—	8,207
FNMA	39,370	1,746	—	41,116
CMO	243,507	3,332	304	246,535
	$301,966	$6,266	$304	$307,928

	June 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$9,988	$257	$—	$10,245
Equity securities	1,210	564	—	1,774
Mortgage-backed securities:
FHLMC	8,743	276	—	9,019
FNMA	43,152	1,604	—	44,756
CMO	249,278	3,526	308	252,496
	$312,371	$6,227	$308	$318,290
The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years ; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
Proceeds from the sale of securities available for sale for the three months ended September 30, 2013 were $3.4 million on securities available for sale with an amortized cost of $3.4 million, resulting in gross gains and gross losses of $15,100 and $18,600, respectively. The Company did not sell any securities available for sale during the three months ended September 30, 2012. There were no other than temporary impairment charges on available for sale securities for the three months ended September 30, 2013 and 2012. The Equity securities caption relates to holdings of shares in financial institutions common stock. Available for sale securities with fair values of $269.8 million and $263.1 million at September 30, 2013 and June 30, 2013, respectively, were pledged as collateral for advances.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Gross unrealized losses on securities available for sale and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2013 and June 30, 2013 were as follows:

	September 30, 2013
	Less than 12 months		Greater than 12 months		Total
	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
CMO	$15,042	82	11,599	222	26,641	304
	$15,042	82	11,599	222	26,641	304

	June 30, 2013
	Less than 12 months		Greater than 12 months		Total
	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
CMO	$11,813	31	13,273	277	25,086	308
	$11,813	31	13,273	277	25,086	308
Management evaluated the securities in the above tables and concluded that none of the securities with losses has impairments that are other-than-temporary.

8. Deposits
Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. The Bank accepts brokered deposits on a limited basis, when deemed cost effective. At September 30, 2013 and June 30, 2013, we had brokered time deposits totaling $22.9 million with weighted average interest rates of 2.46% and weighted average maturities of 2.6 years and 2.8 years , respectively. Deposit balances are summarized as follows:

	September 30, 2013	June 30, 2013
	Amount	Amount
	(In thousands)
Checking accounts	$389,164	$361,131
Money market deposit accounts	424,166	422,878
Savings accounts	162,777	164,622
Time deposits	448,560	471,072
	$1,424,667	$1,419,703

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

9. Derivatives and Hedging Activities
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
At September 30, 2013, Oritani had a forecasted interest rate swap agreement to receive from the counterparty at 3 month LIBOR and to pay interest to the counterparty at a fixed rate of 2.63% on notional amounts of $50 million. The effective date of the transaction was April 11, 2013 and the maturity date is April 11, 2023. For the first three years no cash flows will be exchanged and for the following seven years Oritani will pay a fixed interest rate of 2.63% and the counterparty will pay Oritani 3 month LIBOR. The hedging strategy converts the LIBOR based floating interest on certain FHLB advances to fixed interest rates, thereby protecting Oritani from floating interest rate variability. The following table presents information regarding our derivative financial instruments at September 30, 2013 and June 30, 2013.

	At September 30, 2013		At June 30, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset derivatives
Interest rate swap	$50,000	$2,661	$50,000	$2,584
There was no collateral pledged from Oritani to the counterparty at September 30, 2013 and June 30, 2013. There is the possibility that Oritani may need to pledge collateral in the future.

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
The Company files income tax returns in the United States federal jurisdiction and in New Jersey, Pennsylvania and New York state jurisdictions. The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2009. Currently, the Company is not under examination by any taxing authority.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

11. Real Estate Joint Ventures, net and Real Estate Held for Investment
The Company accounts for investments in joint ventures under the equity method. The balance reflects the cost basis of investments, plus the Company’s share of income earned on the joint venture operations, less cash distributions, including excess cash distributions, and the Company’s share of losses on joint venture operations. Cash received in excess of the Company’s recorded investment in a joint venture is recorded as unearned revenue in other liabilities. The net book value of real estate joint ventures was $4.2 million and $4.1 million at September 30, 2013 and June 30, 2013, respectively.

Real estate held for investment includes the Company’s undivided interest in real estate properties accounted for under the equity method and properties held for investment purposes. Cash received in excess of the Company’s recorded investment for an undivided interest in real estate property is recorded as unearned revenue in other liabilities. The operations of the properties held for investment purposes are reflected in the financial results of the Company and included in the Other Income caption in the Income Statement. Properties held for investment purposes are carried at cost less accumulated depreciation. The net book value of real estate held for investment was $49,000 and $15,000 at September 30, 2013 and June 30, 2013, respectively.

12. Fair Value Measurements
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

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

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
Fair value for loans held for investment is estimated using portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential, multifamily, commercial real estate, construction, land and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming/impaired categories. Fair value of performing loans is estimated using a discounted cash flow model that employs a discount rate that reflects the current market pricing for loans with similar characteristics and remaining maturity, adjusted by an amount for estimated credit losses inherent in the portfolio at the balance sheet date. The rates take into account the expected yield curve. Fair values estimated in this manner do not fully incorporate an exit-price approach to fair value. The Company classifies the estimated fair value of loans held for investment as Level 3.
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

Oritani Financial Corp. and Subsidiaries
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
Assets Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets measured at fair value on a recurring basis as of September 30, 2013 and June 30, 2013 by level within the fair value hierarchy. There were no transfers between levels within the fair value hierarchy during the three months ended September 30, 2013.

	Fair Value as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Government and federal agency obligations	$10,251	$—	$10,251	$—
Equity Securities	1,819	1,819	—	—
Mortgage-backed securities available for sale
FHLMC	8,207	—	8,207	—
FNMA	41,116	—	41,116	—
CMO	246,535	—	246,535	—
Total securities available for sale	307,928	1,819	306,109	—

Interest rate swap	2,660	—	2,660	—
Total measured on a recurring basis	$310,588	$1,819	$308,769	$—

	Fair Value as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Government and federal agency obligations	$10,245	$—	$10,245	$—
Equity Securities	1,774	1,774	—	—
Mortgage-backed securities available for sale
FHLMC	9,019	—	9,019	—
FNMA	44,756	—	44,756	—
CMO	252,496	—	252,496	—
Total securities available for sale	318,290	1,774	316,516	—

Interest rate swap	2,584	—	2,584	—
Total measured on a recurring basis	$320,874	$1,774	$319,100	$—

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Assets Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets. The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of September 30, 2013 and June 30, 2013 by level within the fair value hierarchy.

	Fair Value as of September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$1,888	$—	$—	$1,888
Multifamily	3,452	—	—	3,452
Commercial real estate	4,696	—	—	4,696
Construction and land loans	1,664	—	—	1,664
Total impaired loans	11,700	—	—	11,700
Real estate owned
Commercial real estate	1,022	—	—	1,022
Construction and land loans	915	—	—	915
Total real estate owned	1,937	—	—	1,937
Total measured on a non-recurring basis	$13,637	$—	$—	$13,637

	Fair Value as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$1,890	$—	$—	$1,890
Multifamily	3,897	—	—	3,897
Commercial real estate	3,752	$—	—	3,752
Construction and land loans	1,664	—	—	1,664
Total impaired loans	11,203	—	—	11,203
Real estate owned
Commercial real estate	672	—	—	672
Construction and land loans	1,070	—	—	1,070
Total real estate owned	1,742	—	—	1,742
Total measured on a non-recurring basis	$12,945	$—	$—	$12,945

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Estimated Fair Value of Financial Instruments
The following tables present the carrying amount, estimated fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s balance sheet at September 30, 2013 and June 30, 2013. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, and overnight borrowings.

	September 30, 2013		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Securities held to maturity	$31,517	$31,200	$—	$31,200	$—
Loans, net (1)	2,285,062	2,334,037	—	—	2,334,037
Financial liabilities:
Term deposits	448,560	450,725	—	450,725	—
Term borrowings	670,372	702,813	—	702,813	—

(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

	June 30, 2013		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Securities held to maturity	$41,873	$41,855	$—	$41,855	$—
Loans, net (1)	2,275,782	2,333,382	—	—	2,333,382
Financial assets:
Term deposits	471,072	473,652	—	473,652	—
Term borrowings	600,372	635,520	—	635,520	—

(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.
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

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

13. Other Comprehensive Income
The components of comprehensive income, both gross and net of tax, are presented for the periods below (in thousands):

	Three months ended September 30,
	2013	2012
Gross:
Net income	$16,286	$14,682
Other comprehensive income
Change in unrealized holding gain on securities available for sale	40	103
Reclassification adjustment for security losses included in net income	3	—
Amortization related to post-retirement obligations	20	110
Change in unrealized gain on interest rate swap	77	—
Total other comprehensive income	140	213
Total comprehensive income	16,426	14,895
Tax applicable to:
Net income	5,912	5,471
Other comprehensive income
Change in unrealized holding gain on securities available for sale	17	48
Reclassification adjustment for security losses included in net income	2	—
Amortization related to post-retirement obligations	8	44
Change in unrealized gain on interest rate swap	32	—
Total other comprehensive income	59	92
Total comprehensive income	5,971	5,563
Net of tax:
Net income	10,374	9,211
Other comprehensive income
Change in unrealized holding gain on securities available for sale	23	55
Reclassification adjustment for security losses included in net income	1	—
Amortization related to post-retirement obligations	12	66
Change in unrealized gain on interest rate swap	45	—
Total other comprehensive income	81	121
Total comprehensive income	$10,455	$9,332

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the changes in the components of accumulated other comprehensive, net of tax, for the three months ended September 30, 2013 and 2012 (in thousands):

	Unrealized Holding Gains on Securities Available for Sale	Post Retirement Obligations	Unrealized Holding Gains on Interest Rate Swap	Accumulated Other Comprehensive Income, Net of Tax
Balance at June 30, 2013	$3,487	$(577)	$1,520	$4,430
Net change	24	12	45	81
Balance at September 30, 2013	$3,511	$(565)	$1,565	$4,511

Balance at June 30, 2012	$5,772	$(1,850)	$—	$3,922
Net change	55	66	—	121
Balance at September 30, 2012	$5,827	$(1,784)	$—	$4,043

The following table sets forth information about the amount reclassified from accumulated other comprehensive income (loss) to the consolidated statement of income and the affected line item in the statement where net income is presented (in thousands).

Accumulated Other Comprehensive Income (Loss) Component	Affected line item in the Consolidated Statement of Income	For the Three Months Ended September 30, 2013
Reclassification adjustment for security losses included in net income	Net gain on sale of assets	$3

Amortization related to post-retirement obligations (1)
Prior service cost		15
Net loss (gain)		5
	Compensation, payroll taxes and fringe benefits	20

	Total before tax	23
	Income tax benefit	10
	Net of tax	13
(1) These accumulated other comprehensive income (loss) components are included in the computations of net periodic benefit cost. See Note 5. Postretirement Benefits.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

14. Recent Accounting Pronouncements
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
In July 2013, the FASB issued ASU No. 2013-10, "Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force). The guidance permits the Fed Funds Effective Swap Rate to be used as a benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”). This guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013 and is not expected to have a significant impact on the Company’s financial statements.
In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", which requires an entity to separately present the amount reclassified out of accumulated other comprehensive income ("AOCI") for each component of AOCI and to disclose, for each affected line item in the income statement, the amount of AOCI that has been reclassified into that line item. If the reclassification doesn't go directly to an income statement line it is acceptable to cross reference that amount to another footnote that provides the required disclosure. Public companies are required to comply with the requirements of ASU 2013-02 prospectively for fiscal years and interim periods within those fiscal years, beginning after December 15, 2012 (July 1, 2013 for the Company). Early adoption is permitted. We adopted the applicable requirements on July 1, 2013 and have provided the related disclosures as required with no significant impact on the Company’s financial statements.

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
Overview
Oritani Financial Corp. (the "Company”) is a Delaware corporation that was incorporated in March 2010. The Company is the stock holding company of Oritani Bank. The Company owns 100% of the outstanding shares of common stock of the Bank. The Company has engaged primarily in the business of holding the common stock of the Bank and two limited liability companies that own a variety of real estate investments. In addition, the Company has engaged in limited lending to the real estate investment properties in which (either directly or through one of its subsidiaries) it maintains an ownership interest. The Bank’s principal business consists of attracting retail and commercial bank deposits from the general public and investing those deposits, together with funds generated from operations, in multi-family and commercial real estate loans, one- to four-family residential mortgage loans as well as in second mortgage and equity loans, construction loans, business loans, other consumer loans, and investment securities. The Bank originates loans primarily for investment and holds such loans in its portfolio. Occasionally, the Bank will also enter into loan participations. The Bank’s primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities. The Bank’s revenues are derived principally from interest on loans and securities as well as our investments in real estate and real estate joint ventures. The Bank also generates revenue from fees and service charges and other income. The Bank’s results of operations depend significantly on its net interest income; which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. The Bank’s net interest income is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, the timing of the placement of interest-earning assets and interest-bearing liabilities, and the prepayment rate on its mortgage-related assets. Provisions for loan losses and asset impairment charges can also have a significant impact on results of operations. Other factors that may affect the Bank’s results of operations are general and local economic and competitive conditions, government policies and actions of regulatory authorities.
The Bank’s business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to its individual and business customers. The Bank’s primary focus has been, and will continue to be, growth in multi-family and commercial real estate lending.
Comparison of Financial Condition at September 30, 2013 and June 30, 2013
Total Assets. Total assets were essentially stable over the quarter, decreasing $8.3 million to $2.82 billion at September 30, 2013, from $2.83 billion at June 30, 2013.
Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) decreased $2.4 million to $9.7 million at September 30, 2013, from $12.1 million at June 30, 2013.
Net Loans. Loans, net increased $9.3 million to $2.29 billion at September 30, 2013, from $2.28 billion at June 30, 2013. The annualized growth rate for the quarter was 1.6%, which is far below the Company’s internal growth targets. Loan originations for the quarter totaled $101.8 million and principal payments totaled $92.8 million. The Company’s loan pipeline has increased and management believes that origination totals may increase during the remainder of the fiscal year. The Company’s loan pipeline totaled $128.3 million; $147.5 million and $263.3 million at June 30, 2013, September 30, 2013 and October 31, 2013, respectively. However, management has little control over the level of prepayments and an elevated level of prepayments will negatively impact the growth rate of the loan portfolio.

Delinquency and non performing asset information is provided below:

	9/30/2013	6/30/2013	3/31/2013	12/31/2012	9/30/2012
	(Dollars in thousands)
Delinquency Totals
30—59 days past due	$13,465	$7,416	$7,241	$8,169	$15,544
60—89 days past due	1,105	2,643	3,948	7,005	7,363
Nonaccrual	23,760	23,910	24,304	29,401	26,275
Total	$38,330	$33,969	$35,493	$44,575	$49,182
Non Performing Asset Totals
Nonaccrual loans, per above	$23,760	$23,910	$24,304	$29,401	$26,275
Real Estate Owned	1,937	1,742	4,361	2,817	2,837
Total	$25,697	$25,652	$28,665	$32,218	$29,112
Nonaccrual loans to total loans	1.02%	1.03%	1.07%	1.32%	1.22%
Delinquent loans to total loans	1.65%	1.47%	1.57%	2.01%	2.28%
Non performing assets to total assets	0.91%	0.91%	1.02%	1.15%	1.04%

Total delinquent loans had decreased steadily since September 30, 2012. There was a change to the trend in the September 30, 2013 totals. The primary reason for the change was an increase in loans 30-59 days past due. There is one $6.1 million loan in this category at September 30, 2013 that is the primary cause of the increase. At this point, management does not foresee any significant issues regarding the ultimate collectability of this particular loan. The loan was current at October 31, 2013. As further described below, the metrics in the nonaccrual total are improving. Nonaccrual loans totaled $23.8 million at September 30, 2013. However, $4.1 million of this total consisted of loans that were fully current at September 30, 2013 and were included in the nonaccrual total as they had not yet demonstrated sufficient recent satisfactory performance. In addition, an agreement was reached with the largest remaining nonaccrual loan ($3.2 million) and it currently appears that loan may be returned to an accrual status if it demonstrates six months of satisfactory performance. Similar agreements were reached regarding other September 30, 2013 nonaccrual loans.

At September 30, 2013, there are nine nonaccrual loans with balances greater than $1.0 million. These loans are discussed below:

•
A $3.2 million construction loan for a luxury home in Morris County, New Jersey. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, no reserve was required as of September 30, 2013, primarily due to a low estimated loan to value. Subsequent to September 30, 2013, a modification and extension agreement, with terms satisfactory to Oritani, was reached. This agreement has been classified as a troubled debt restructuring (“TDR”). As stated above, if the loan demonstrates six months of satisfactory performance it will be returned to accrual status (although there can be no assurances that this will occur).

•
A $1.6 million residential loan on a single family residence in Bergen County, New Jersey. A foreclosure action was initiated when loan payments became delinquent. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, a $246,000 impairment reserve remains against this loan as of September 30, 2013. Oritani is pursuing legal remedies.

•
A $1.1 million loan on a mixed use property in Bergen County, New Jersey. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, a $265,000 impairment reserve remains against this loan as of September 30, 2013. A forbearance agreement had previously been executed and the borrower generally complied with the payment demands of the Company over the quarter. Although the loan is currently classified as nonaccrual, it was current as of September 30, 2013. The Company continues to monitor the performance of this loan to determine if it is appropriate to remove it from the nonaccrual classification (although there can be no assurances that this will occur).

•
A $2.5 million loan on a multifamily property in New York City. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, no reserve was required as of September 30, 2013. The borrower is in bankruptcy and the bankruptcy court has approved a plan for the sale of the property, and such plan is in process. There is a pending contract for sale of this property for $3.7 million. Regular payments have resumed on this loan including a small amount toward the delinquent balance.

•
A $2.4 million loan on a warehouse/light industrial building in Bergen County, NJ. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, no reserve was required as of September 30, 2013, primarily due to a low estimated loan to value. During the quarter ended September 30, 2013, a modification and extension agreement, with terms satisfactory to Oritani, was reached. This agreement includes a new guarantor and other credit enhancements and carries a market rate of interest. It is not considered a TDR. If the loan demonstrates six months of satisfactory performance it will be returned to accrual status (although there can be no assurances that this will occur).

•
Two loans totaling $4.2 million on two student housing facilities in Luzerne County, Pennsylvania. The loans are classified as impaired. In accordance with the results of the impairment analysis for the loans, there was a $1.2 million impairment reserve against the loans as of September 30, 2013 (including an increase of $472,000 in the September, 2013 quarter). Oritani is pursuing legal remedies as well as other avenues to secure repayment in full.

•
A $1.7 million loan on a retail building in Morris County, NJ. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, a $163,000 impairment reserve remains against this loan as of September 30, 2013. During the quarter ended September 30, 2013, an agreement was reached regarding the total late fees and legal fee reimbursement to be paid to the Bank in conjunction with the delinquency. The Company currently expects that the loan will be brought fully current during the quarter ending March 31, 2014 (although there can be no assurances that this will occur). If this occurs, the performance of the loan will then be monitored to see if it can appropriately be returned to accrual status.

•
A $1.7 million loan on an office building in Somerset County, NJ. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, a $292,000 impairment reserve remains against this loan as of September 30, 2013. This loan and the loan described directly above have the same borrower, and the same agreement was reached for this loan.

•
A $1.2 million loan on a lot and auto showroom in Bergen County, NJ. There had been no payment issues with the loan until it matured and extension terms could not be agreed upon. Subsequent to September 30, 2013, an extension agreement, with terms satisfactory to Oritani, was reached with the borrower. The loan meets our definition of impaired and is classified as such as of September 30, 2013.

There are nine other multifamily/commercial real estate loans, totaling $3.6 million, classified as nonaccrual at September 30, 2013. The largest of these loans has a balance of $780,000.
There are six other residential loans, totaling $777,000, classified as nonaccrual at September 30, 2013. The largest of these loans has a balance of $335,000.
Securities Available For Sale. Securities available for sale decreased $10.4 million to $295.9 million at September 30, 2013, from $306.3 million at June 30, 2013. During the quarter ended September 30, 2013, securities with an amortized cost of $3.4 million were sold, resulting in gross gains and gross losses of $15,100 and $18,600, respectively. The securities sold had low principal balances remaining.
Mortgage-backed Securities held to maturity. Mortgage-backed securities HTM decreased $10.4 million to $31.5 million at September 30, 2013, from $41.9 million at June 30, 2013. During the quarter ended September 30, 2013, securities with an amortized cost of $8.8 million were sold, resulting in gross gains and gross losses of $117,000 and $17,000, respectively. The securities sold had low principal balances remaining.
Bank Owned Life Insurance ("BOLI"). BOLI increased $6.5 million, or 10.9%, to $66.5 million at September 30, 2013, from $60.0 million at June 30, 2013, as additional BOLI investments were made over the quarter.
Real Estate Owned. Real estate owned (“REO”) increased $195,000 to $1.9 million at September 30, 2013, from $1.7 million at June 30, 2013. During the quarter ended September 30, 2013, the Company took title to one property and disposed of one property. The $1.9 million balance consists of 4 properties.
Deposits. Deposits were essentially stable over the quarter. Growth over the quarter totaled $5.0 million and the ending balance was approximately $1.42 billion at both September 30, 2013 and June 30, 2013. Core deposit balances increased $27.5 million over the quarter but this growth was largely offset by $22.5 million of outflows of time deposits.
Borrowings. Borrowings decreased $18.7 million to $815.0 million at September 30, 2013, from $833.7 million at June 30, 2013.
Stockholders’ Equity. Stockholders’ equity increased $8.0 million to $526.7 million at September 30, 2013, from $518.7 million at June 30, 2013. The increase was primarily due to net income partially offset by dividends and the exercise of stock options. During the quarter ending September 30, 2013, the Company had stock repurchases of 98,270 shares. The shares repurchased were shares that had vested to employees on August 19, 2013 in conjunction with the 2011 Equity Plan, that were surrendered by the employees in exchange for the estimated taxes due on the vesting. The cost per share for the transaction was the closing market price on August 19, 2013, or $15.96. The total value of the shares repurchased was $1.6 million. At September 30, 2013, there are 1,703,111 shares yet to be purchased under the current stock repurchase plan. Based on our September 30, 2013 closing price of $16.46 per share, the Company stock was trading at 142.7% of book value.

Average Balance Sheet for the Three Months Ended September 30, 2013 and 2012
The following table presents certain information regarding Oritani Financial Corp.’s financial condition and net interest income for the three months ended September 30, 2013 and 2012. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields, including prepayment penalties.

	Average Balance Sheet and Yield/Rate Information For the Three Months Ended (unaudited)
	September 30, 2013			September 30, 2012
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$2,276,193	$30,061	5.28%	$2,019,479	$29,082	5.76%
Federal Home Loan Bank Stock	42,355	439	4.15%	38,583	407	4.22%
Securities available for sale	12,073	51	1.69%	20,178	74	1.47%
Mortgage backed securities held to maturity	40,475	242	2.39%	35,830	234	2.61%
Mortgage backed securities available for sale	297,604	1,341	1.80%	458,944	2,024	1.76%
Federal funds sold and short term investments	8,306	5	0.25%	1,577	1	0.25%
Total interest-earning assets	2,677,006	32,139	4.80%	2,574,591	31,822	4.94%
Non-interest-earning assets	139,378			123,017
Total assets	$2,816,384			$2,697,608
Interest-bearing liabilities:
Savings deposits	168,690	98	0.23%	165,280	97	0.23%
Money market	409,075	497	0.49%	443,406	559	0.50%
Checking accounts	386,881	438	0.45%	212,919	135	0.25%
Time deposits	453,060	991	0.87%	552,143	1,543	1.12%
Total deposits	1,417,705	2,024	0.57%	1,373,748	2,334	0.68%
Borrowings	824,325	5,522	2.68%	753,221	5,298	2.81%
Total interest-bearing liabilities	2,242,030	7,546	1.35%	2,126,969	7,632	1.44%
Non-interest-bearing liabilities	50,331			55,392
Total liabilities	2,292,361			2,182,361
Stockholders’ equity	524,023			515,247
Total liabilities and stockholders’ equity	$2,816,384			$2,697,608
Net interest income		$24,593			$24,190
Net interest rate spread (2)			3.45%			3.50%
Net interest-earning assets (3)	$434,976			$447,623
Net interest margin (4)			3.67%			3.76%
Average of interest-earning assets to interest-bearing liabilities			119.40%			121.05%

(1)	Includes nonaccrual loans.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2013 and 2012
Net Income. Net income increased $1.2 million to $10.4 million for the quarter ended September 30, 2013, from $9.2 million for the corresponding 2012 quarter.  The primary cause of the increased income was a lower provision for loan losses as well as increased net interest income and increased other income, partially offset by increased other expenses. Our annualized return on average assets was 1.47% for the quarter ended September 30, 2013, and 1.37% for the quarter ended September 30, 2012.
Interest Income. Total interest income increased $317,000, to $32.1 million for the three months ended September 30, 2013, from $31.8 million for the three months ended September 30, 2012. The components of interest income changed as follows:

	Three Months Ended September 30.				Increase / (decrease)
	2013		2012			Average
	$	Yield	$	Yield	$	Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$30,061	5.28%	$29,082	5.76%	$979	$256,714	(0.48)%
Dividends on FHLB stock	439	4.15%	407	4.22%	32	3,772	(0.07)%
Interest on securities AFS	51	1.69%	74	1.47%	(23)	(8,105)	0.22%
Interest on MBS HTM	242	2.39%	234	2.61%	8	4,645	(0.22)%
Interest on MBS AFS	1,341	1.80%	2,024	1.76%	(683)	(161,340)	0.04%
Interest on federal funds sold and short term investments	5	0.25%	1	0.25%	4	6,729	—%
Total interest income	$32,139	4.80%	$31,822	4.94%	$317	$102,415	(0.14)%

The changes above show the results of two of the Company’s previously discussed strategic business decisions. The Company’s primary focus continues to be the organic growth of multifamily and commercial real estate loans. Over the trailing twelve months, the average balance of loans grew $256.7 million. The largest component of the increase in total interest income was in interest on mortgage loans. Loan originations for the quarter ended September 30, 2013 were $101.8 million. The originations for the quarter were somewhat below the pace necessary to attain the Company’s target goal for the fiscal year of $500 million. Management believes it has implemented the pricing changes necessary in order to achieve the target goal and recent loan activity has increased. The yield on the loan portfolio decreased 48 basis points for the quarter ended September 30, 2013 versus the comparable 2012 period. The decreased yield was primarily due to the impact of current market rates on new originations, refinancings, prepayments and repricings. Prepayment penalties are recognized as interest on loans. These penalties, which significantly impacted both periods, were higher in the 2013 period. Prepayment penalties totaled $1.8 million in the 2013 period versus $1.4 million in the 2012 period. Prepayment penalties boosted the annualized loan yield by 31 basis points in the 2013 period and 28 basis points in the 2012 period. Prepayment penalty provisions are incorporated into all of the Company’s multifamily and commercial real estate loan documents. The penalties are intended to protect the Company from the prepayment of loans and provide the Company with compensation if the loan is prepaid. Management had expected that the recent increases in market rates of interest on loans would decrease prepayment activity; however, this has not occurred. The second strategic business decision evidenced in the chart was the determination to no longer deploy the cash flows from the investment portfolio back into new investments. This decision impacted the periods subsequent to September 30, 2011 and was made because the Company determined that the risk/reward profiles of permissible securities no longer warranted additional investment. The decision aided overall yield on interest earning assets as the Company had a lower percentage of its interest earning assets in lower yielding assets like MBS, investment securities and federal funds sold. Consequently, there were significant decreases in the average balances of mortgage backed securities (“MBS”) available for sale (“AFS”) and investment securities AFS. FHLB stock increased due to required purchases in conjunction with borrowings and MBS held to maturity (“HTM”) increased due to purchases necessitated by compliance with Community Reinvestment Act requirements. Prospectively, however, the Company will likely deploy the cash flows from the investment portfolio back into approved investments. Due to regulatory and liquidity considerations, management believes the current level of investments should be the approximate minimum for the Company. This decision will likely positively impact our asset growth rate but negatively impact our spread and margin.
Interest Expense. Total interest expense decreased $86,000, to $7.5 million for the three months ended September 30, 2013, from $7.6 million for the three months ended September 30, 2012. The components of interest expense changed as follows:

	Three Months Ended September 30,				Increase / (decrease)
	2013		2012			Average
	$	Cost	$	Cost	$	Balance	Cost
	(Dollars in thousands)
Savings deposits	$98	0.23%	$97	0.23%	$1	$3,410	—%
Money market	497	0.49%	559	0.50%	(62)	(34,332)	(0.01)%
Checking accounts	438	0.45%	135	0.25%	303	173,962	0.20%
Time deposits	991	0.87%	1,543	1.12%	(552)	(99,084)	(0.25)%
Total deposits	2,024	0.57%	2,334	0.68%	(310)	43,956	(0.11)%
Borrowings	5,522	2.68%	5,298	2.81%	224	71,104	(0.13)%
Total interest expense	$7,546	1.35%	$7,632	1.44%	$(86)	$115,060	(0.09)%

The Company continued its strategic objective of increasing core deposits. The average balance of core accounts was $143.0 million higher for the quarter ended September 30, 2013 versus the comparable 2012 period. This growth was largely offset by decreases in time deposits. The average balance of time deposits was $99.1 million lower for the quarter ended September 30, 2013 versus the comparable 2012 period. The average cost of interest bearing deposits decreased 11 basis points over the periods. Market interest rates allowed the Bank to continue to reprice interest bearing deposits, as well as maturing time deposits, at lower rates, decreasing the cost of funds. The Company considers the costs of alternative sources of funding when pricing time deposits. Consequently, there has been a fairly steady outflow of time deposit balances as certain competitor rates are more attractive to consumers. The Company has recently adjusted its pricing metrics for time deposits and expects that the costs for these deposits will likely increase along with the balances. The average balance of borrowings increased $71.1 million over the period while the cost decreased 13 basis points. Overnight and other short term borrowings totaled $144.6 million at September 30, 2013. These borrowings had a very low cost associated with them and the rate of interest on these borrowings is expected to remain low for the foreseeable future. However, the Company is aware of the risks inherent with short term borrowings. As discussed in prior public filings, the Company has previously taken steps to mitigate the risk associated with its borrowing position through additional long term advances and modifications. During the quarter ended September 30, 2013, the Company committed to $70 million in long term advances with a weighted average rate of 2.85% and a weighted average maturity of slightly over 8 years. The Company will continue to deploy such strategies opportunistically.
Net Interest Income Before Provision for Loan Losses.Net interest income increased by $403,000, or 1.7%, to $24.6 million for the three months ended September 30, 2013, from $24.2 million for the three months ended September 30, 2012. The Company’s net interest income, spread and margin over the period are detailed in the chart below.

	Including Prepayment Penalties			Excluding Prepayment Penalties
	Net Interest			Net Interest
For the Three Months Ended	Income Before			Income Before
	Provision	Spread	Margin	Provision	Spread	Margin
	(Dollars in thousands)
September 30, 2013	$24,593	3.45%	3.67%	$22,801	3.18%	3.41%
June 30, 2013	23,873	3.37%	3.58%	22,848	3.22%	3.43%
March 31, 2013	25,296	3.59%	3.80%	23,811	3.37%	3.58%
December 31, 2012	24,071	3.44%	3.67%	22,872	3.26%	3.49%
September 30, 2012	24,190	3.50%	3.76%	22,788	3.29%	3.54%

The Company’s spread and margin have been significantly impacted by prepayment penalties. A clearer trend is evident in the chart above that excludes prepayment income. The Company’s spread and margin are under pressure in the current interest rate environment due to several factors, including: rates on new loan originations and investment purchases; modifications of loans within the existing loan portfolio; prepayments of higher yielding loans and investments; limited ability to further reduce deposit and borrowing costs; promotional interest costs to attract new deposit customers and ongoing increases in borrowing costs for the long term borrowings necessary to reduce interest rate risk. Market rates of interest have risen over the past five months and the yield curve has steepened. A steep yield curve generally provides a benefit to the Company. Some of the increases have been captured in new loan origination rates, offsetting a small portion of the pressures described above. The Company’s largest interest rate risk exposure is to a flat or inverted yield curve.

The Company’s net interest income and net interest rate spread were both negatively impacted in both periods due to the reversal of accrued interest income on loans delinquent more than 90 days. The total of such income reversed was $303,000 and $791,000 for the three months ended September 30, 2013 and 2012, respectively.
Provision for Loan Losses. The Company recorded provisions for loan losses of $300,000 for the three months ended September 30, 2013 as compared to $1.5 million for the three months ended September 30, 2012. A rollforward of the allowance for loan losses for the three months ended September 30, 2013 and 2012 is presented below:

	Three Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$31,381	$31,187
Provisions charged to operations	300	1,500
Recoveries of loans previously charged off	12	1
Loans charged off	(29)	(184)
Balance at end of period	$31,664	$32,504
Allowance for loan losses to total loans	1.36%	1.51%
Net charge-offs (annualized) to average loans outstanding	0.003%	0.036%
Delinquency and nonaccrual totals, changes in loan risk ratings, loan growth, charge-offs and economic factors continue to have a meaningful impact on the current level of provision for loan losses. The provision for loan losses was lower in the 2013 period partially because of improvements in risk ratings as well as reduced delinquencies and continued low levels of charge-offs. See additional information regarding the allowance for loan losses in footnote 6 of the financial statements and “Comparison of Financial Condition at September 30, 2013 and June 30, 2013-Net Loans.”
Other Income. Other income increased by $338,000 to $1.6 million for the three months ended September 30, 2013, from $1.2 million for the three months ended September 30, 2012.  Net income from investments in real estate joint ventures increased by $151,000 to $290,000 for the three months ended September 30, 2013, from $139,000 for the three months ended September 30, 2012. Results for both periods are reduced (versus budget) due to decreased income at one commercial property. An adjustment was recorded on this property during the quarter ended September 30, 2012, which further depressed results for that period. As discussed in prior public releases, issues related to flooding at one commercial property have decreased occupancy and income. The key vacancy pertains to the grocery anchor tenant. While negotiations with a potential replacement grocery anchor extended far beyond original expectations, a lease for the premises was recently executed by Stop and Shop. We expect the property to return to historical levels of cash flow by July 1, 2014. Income from bank owned life insurance (“BOLI”) increased $95,000 to $500,000 for the three months ended September 30, 2013, from $405,000 for the three months ended September 30, 2012, primarily due to increased investment in BOLI.
Other Expenses. Operating expenses increased by $337,000, or 3.6%, to $9.6 million for the three months ended September 30, 2013, from $9.2 million for the three months ended September 30, 2012. The increase was primarily due to compensation, payroll taxes and fringe benefits and other expenses, partially offset by a decrease in real estate owned (“REO”) operations. Compensation, payroll taxes and fringe benefits increased by $167,000 to $7.1 million for the three months ended September 30, 2013, from $6.9 million for the three months ended September 30, 2012. Regular increases in compensation cost and the cost associated with the ESOP (primarily due to a higher stock price) were partially offset by decreases in the accrual cost for several benefit plans. REO operations resulted in net income of $77,000 for the three months ended September 30, 2013 versus an expense of $52,000 for the three months ended September 30, 2012. Income was realized in the 2013 period primarily because of a deficiency judgment recovery on a previous REO property. Other expenses increased $179,000 to $1.0 million for the three months ended September 30, 2013, from $824,000 for the three months ended September 30, 2012. Various categories contributed smaller amounts to this increased led by problem asset expenses. Our efficiency ratios for the three months ended September 30, 2013 and 2012, were 36.6% and 36.3%, respectively.
Income Tax Expense. Income tax expense for the three months ended September 30, 2013 was $5.9 million on pre-tax income of $16.3 million, resulting in an effective tax rate of 36.3%.  Income tax expense for the three months ended September 30, 2012 was $5.5 million on pre-tax income of $14.7 million, resulting in an effective tax rate of 37.3%.  The decreased rate in 2013 was primarily due to the furtherance of various strategies.

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
At September 30, 2013 and June 30, 2013, the Company had $44.6 million and $83.3 million in overnight borrowings from the FHLB, respectively. In addition, the Company had additional short term borrowings of $100.0 million and $150.0 million at September 30, 2013 and June 30, 2013, respectively. The Company had total borrowings of $815.0 million at September 30, 2013 and $833.7 million at June 30, 2013. The Company’s total borrowings at September 30, 2013 include $670.4 million in longer term borrowings with the FHLB. In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At September 30, 2013, outstanding commitments to originate loans totaled $80.1 million and outstanding commitments to extend credit totaled $29.9 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $321.0 million at September 30, 2013. Based upon historical experience, management estimates that a large portion of such deposits will remain with the Company. The portion that remains will be significantly impacted by the renewal rates offered by the Company.
In July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes. The rules revise minimum capital requirements and adjust prompt corrective action thresholds. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent and a common equity Tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent and require a minimum leverage ratio of 4.0 percent. The final rule will become effective January 1, 2015, subject to a transition period.
As of September 30, 2013 and June 30, 2013, the Company and Bank exceeded all regulatory capital requirements as follows:

	September 30, 2013
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital (to risk-weighted assets)	$553,039	22.4%	$197,602	8.0%
Tier I capital (to risk-weighted assets)	522,154	21.1	98,801	4.0
Tier I capital (to average assets)	522,154	18.5	112,655	4.0

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Total capital (to risk-weighted assets)	$477,966	19.6%	$194,848	8.0%
Tier I capital (to risk-weighted assets)	447,509	18.4	97,424	4.0
Tier I capital (to average assets)	447,509	16.1	111,513	4.0

	June 30, 2013
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital (to risk-weighted assets)	$545,031	22.16%	$196,772	8.0%
Tier I capital (to risk-weighted assets)	514,280	20.91	98,386	4.0
Tier I capital (to average assets)	514,280	18.30	112,428	4.0

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Total capital (to risk-weighted assets)	$465,301	19.19%	$194,023	8.0%
Tier I capital (to risk-weighted assets)	434,975	17.93	97,012	4.0
Tier I capital (to average assets)	434,975	15.55	111,908	4.0
Critical Accounting Policies
Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended June 30, 2013, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated Balance Sheets at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodologies used to determine the allowance for loan losses and judgments regarding the valuation of securities as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors. For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2013.
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
The table below sets forth, as of September 30, 2013, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
				NPV Ratio (4)	Increase (Decrease) basis points
		Amount	Percent
(Dollars in thousands)
+200	$489,724	$(88,610)	(15.3)%	18.0%	(201)
+100	535,873	(42,461)	(7.3)	19.1	(91)
—	578,334	—	—	20.0	—
(100)	632,717	54,383	9.4	21.2	121

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at September 30, 2013, in the event of a 100 basis point decrease in interest rates, we would experience an 9.4% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 15.3% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.
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
Item 1A. Risk Factors
There have been no material changes from those risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2013. In addition to the risks disclosed in the annual report and the other risks described in this quarterly report, there may also be additional risks and uncertainties that are not currently known to us or that we currently deem to be immaterial that could materially and adversely affect our business, financial condition or operating results. As a result, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risks disclosed are cautionary statements identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable.

(c)	Repurchase of Our Equity Securities.

(d)
The following table shows the Company's repurchases of its common stock for each calendar month in the quarter ended September 30, 2013 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans (1)
July 2013	—		$—	—	1,801,381
August 2013	98,270	(2)	15.96	98,270	1,703,111
September 2013	—		—	—	1,703,111
	98,270		$15.96	98,270

1.
On November 14, 2011, the Company announced its third Share Repurchase Program, which authorized the purchase of an additional 5% of its outstanding shares of common stock, or 2,278,776 shares. This stock repurchase program commenced upon the completion of the second repurchase program on November 14, 2011. The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company conducts such repurchases in accordance with a Rule 10b5-1 trading plan. This program has no expiration date and has 1,703,111 shares yet to be purchased as of September 30, 2013.

2.	Shares purchased upon restricted stock awards vesting for payment of withholding taxes

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

ORITANI FINANCIAL CORP.

Date:	November 8, 2013	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date:	November 8, 2013	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer