Form 10-Q
period 2013-12-31
Oritani Financial Corp
filed 2014-02-10
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
    YES  ☐    NO  ☒
As of February 10, 2014, there were 56,245,065 shares of the Registrant’s common stock, par value $0.01 per share, issued and 45,706,710 shares outstanding.

Oritani Financial Corp.
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
Oritani Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2013	June 30, 2013
	(unaudited)	(audited)
Assets
Cash on hand and in banks	$4,624	$4,181
Federal funds sold and short term investments	4,485	7,884
Cash and cash equivalents	9,109	12,065
Loans, net	2,368,119	2,275,782
Securities available for sale, at market value	341,324	318,290
Securities held to maturity, market value of $30,020 and $41,855, respectively.	30,628	41,873
Bank Owned Life Insurance (at cash surrender value)	67,045	59,996
Federal Home Loan Bank of New York stock (“FHLB”), at cost	45,960	42,770
Accrued interest receivable	8,747	10,114
Investments in real estate joint ventures, net	4,759	4,635
Real estate held for investment	1,018	1,070
Real estate owned	4,033	1,742
Office properties and equipment, net	14,833	15,060
Deferred tax assets, net	30,955	30,300
Other assets	15,746	18,225
Total Assets	$2,942,276	$2,831,922
Liabilities
Deposits	$1,462,957	$1,419,703
Borrowings	904,622	833,672
Advance payments by borrowers for taxes and insurance	13,826	15,806
Other liabilities	41,081	44,031
Total Liabilities	2,422,486	2,313,212
Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 45,704,310 shares outstanding at December 31, 2013 and 45,391,031 shares outstanding at June 30, 2013.	562	562
Additional paid-in capital	500,549	499,961
Unallocated common stock held by the employee stock ownership plan	(24,980)	(25,887)
Restricted Stock Awards	(11,970)	(15,730)
Treasury stock, at cost; 10,540,755 shares at December 31, 2013 and 10,854,034 shares at June 30, 2013.	(137,347)	(141,142)
Retained income	190,356	196,516
Accumulated other comprehensive income, net of tax	2,620	4,430
Total Stockholders’ Equity	519,790	518,710
Total Liabilities and Stockholders’ Equity	$2,942,276	$2,831,922
See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
	(unaudited)
Interest income:
Interest on mortgage loans	$29,988	$29,079	$60,049	$58,161
Interest on securities available for sale	1,531	1,865	2,923	3,963
Interest on securities held to maturity	189	225	431	459
Dividends on FHLB stock	427	437	866	844
Interest on federal funds sold and short term investments	1	1	6	2
Total interest income	32,136	31,607	64,275	63,429
Interest expense:
Deposits	2,055	2,135	4,079	4,469
Borrowings	5,769	5,401	11,291	10,699
Total interest expense	7,824	7,536	15,370	15,168
Net interest income before provision for loan losses	24,312	24,071	48,905	48,261
Provision for loan losses	200	1,500	500	3,000
Net interest income after provision for loan losses	24,112	22,571	48,405	45,261
Other income:
Service charges	357	206	629	450
Real estate operations, net	305	256	678	626
Income (loss) from investments in real estate joint ventures	158	(127)	448	12
Bank-owned life insurance	509	455	1,009	860
Net gain on sale of assets	207	36	163	44
Net (loss) gain on sale of securities	(46)	—	51	—
Other income	74	61	149	120
Total other income	1,564	887	3,127	2,112
Other expenses:
Compensation, payroll taxes and fringe benefits	7,477	6,973	14,552	13,881
Advertising	90	90	180	180
Office occupancy and equipment expense	722	700	1,451	1,382
Data processing service fees	438	400	873	807
Federal insurance premiums	330	331	645	601
Net expense (income) from real estate operations	22	58	(55)	110
Other expenses	997	954	2,000	1,778
Total operating expenses	10,076	9,506	19,646	18,739
Income before income tax expense	15,600	13,952	31,886	28,634
Income tax expense	5,617	5,206	11,529	10,677
Net income	$9,983	$8,746	$20,357	$17,957
Earnings per basic common share	$0.23	$0.21	$0.48	$0.43
Earnings per diluted common share	$0.23	$0.20	$0.47	$0.42
See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
	(unaudited)
Net income	$9,983	$8,746	$20,357	$17,957
Other comprehensive income, net of tax:
Change in unrealized holding (loss) gain on securities available for sale	(2,459)	211	(2,435)	266
Reclassification adjustment for security losses included in net income	28	—	28	—
Amortization related to post-retirement obligations	12	66	24	132
Change in unrealized gain on interest rate swap	530	—	573	—
Total other comprehensive (loss) income	(1,889)	277	(1,810)	398
Total comprehensive income	$8,094	$9,023	$18,547	$18,355
See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Six months ended December 31, 2013 and 2012 (unaudited)
(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Un- allocated common stock held by ESOP	Retained income	Accumu- lated other compre- hensive income, net of tax	Total stock- holders’ equity
Balance at June 30, 2012	45,198,765	$562	$495,704	$(19,146)	$(143,469)	$(27,582)	$200,718	$3,922	$510,709
Net income	—	—	—	—	—	—	17,957	—	17,957
Other comprehensive income, net of tax	—	—	—	—	—	—	—	398	398
Cash dividend declared	—	—	—	—	—	—	(29,358)	—	(29,358)
Purchase of treasury stock	(103,095)	—	—	—	(1,524)	—	—	—	(1,524)
Issuance of restricted stock awards	45,000	—	—	(585)	585	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	3,008	—	—	—	—	—	3,008
ESOP shares allocated or committed to be released	—	—	779	—	—	1,060	—	—	1,839
Exercise of stock options	240,861	—	—	—	3,130	—	(585)	—	2,545
Vesting of restricted stock awards	—	—	(3,796)	3,831	—	—	(35)	—	—
Tax benefit from stock-based compensation	—	—	588	—	—	—	—	—	588
Balance at December 31, 2012	45,381,531	$562	$496,283	$(15,900)	$(141,278)	$(26,522)	$188,697	$4,320	$506,162

Balance at June 30, 2013	45,391,031	$562	$499,961	$(15,730)	$(141,142)	$(25,887)	$196,516	$4,430	$518,710
Net income	—	—	—	—	—	—	20,357	—	20,357
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,810)	(1,810)
Cash dividend declared	—	—	—	—	—	—	(25,481)	—	(25,481)
Purchase of treasury stock	(99,401)	—	—	—	(1,586)	—	—	—	(1,586)
Issuance of restricted stock awards	18,000	—	—	(234)	234	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	3,018	—	—	—	—	—	3,018
ESOP shares allocated or committed to be released	—	—	838	—	—	907	—	—	1,745
Exercise of stock options	404,280	—	—	—	5,263	—	(1,014)	—	4,249
Vesting of restricted stock awards	—	—	(3,856)	3,878	—	—	(22)	—	—
Forfeiture of restricted stock awards	(9,600)	—	—	116	(116)	—	—	—	—
Tax benefit from stock-based compensation	—	—	588	—	—	—	—	—	588
Balance at December 31, 2013	45,704,310	$562	$500,549	$(11,970)	$(137,347)	$(24,980)	$190,356	$2,620	$519,790
See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Six months ended December 31,
	2013	2012
	(unaudited)
Cash flows from operating activities:
Net income	$20,357	$17,957
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	4,763	4,847
Depreciation of premises and equipment	480	492
Net amortization and accretion of premiums and discounts on securities	660	1,176
Provision for losses on loans	500	3,000
Amortization and accretion of deferred loan fees, net	(1,599)	(1,275)
Decrease (increase) in deferred taxes	609	(2,061)
Loss (gain) on loans available for sale	58	(36)
Gain on sale of investment securities	(51)	—
Gain on sale of real estate owned	(221)	(8)
Writedown of real estate owned	—	20
Proceeds from sale of real estate owned	1,191	461
Increase in cash surrender value of bank owned life insurance	(1,009)	(860)
Increase in accrued interest receivable	1,367	1,151
Decrease (increase) in other assets	3,584	(3,685)
(Decrease) increase in other liabilities	(2,874)	3,035
Net cash provided by operating activities	27,815	24,214
Cash flows from investing activities:
Net increase in loans receivable	(94,646)	(192,729)
Proceeds from sale of mortgage loans	—	1,146
Purchase of securities available for sale	(97,998)	—
Proceeds from payments, calls and maturities of securities available for sale	52,075	98,890
Proceeds from payments, calls and maturities of securities held to maturity	2,368	2,126
Proceeds from sales of securities available for sale	18,129	—
Proceeds from sales of securities held to maturity	8,938	—
Purchase of Bank Owned Life Insurance	(6,040)	(10,600)
Net increase in Federal Home Loan Bank of New York stock	(3,190)	(6,697)
Net (increase) decrease in real estate held for investment	(14)	21
Net increase in real estate joint ventures	(134)	(154)
Purchase of fixed assets	(253)	(222)
Net cash used by investing activities	(120,765)	(108,219)
Cash flows from financing activities:
Net increase (decrease) in deposits	43,254	(38,040)
Purchase of treasury stock	(1,586)	(1,524)
Dividends paid to shareholders	(25,481)	(29,358)
Exercise of stock options	4,249	2,545
(Decrease) increase in advance payments by borrowers for taxes and insurance	(1,980)	715
Proceeds from borrowed funds	159,650	309,263
Repayment of borrowed funds	(88,700)	(161,550)
Tax benefit from stock based compensation	588	588
Net cash provided by financing activities	89,994	82,639
Net decrease in cash and cash equivalents	(2,956)	(1,366)
Cash and cash equivalents at beginning of period	12,065	11,439
Cash and cash equivalents at end of period	$9,109	$10,073
Supplemental cash flow information:
Cash paid during the period for:
Interest	$15,527	$15,552
Income taxes	$8,863	$17,201
Noncash transfer
Loans receivable transferred to real estate owned	$3,350	$550
See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation
The consolidated financial statements are composed of the accounts of Oritani Financial Corp. (the "Company"), its wholly owned subsidiaries, Oritani Bank (“the Bank”); Hampshire Financial, LLC, and Oritani, LLC, and the wholly owned subsidiaries of Oritani Bank; Oritani Finance Company, Ormon LLC (“Ormon”), and Oritani Investment Corp., as well as its wholly owned subsidiary, Oritani Asset Corporation (a real estate investment trust), collectively, the Company. Intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and six months period ended December 31, 2013 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2014.
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
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at December 31, 2013 and June 30, 2013 and in the Consolidated Statements of Income for the three and six months ended December 31, 2013 and 2012. Actual results could differ significantly from those estimates.
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

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share.

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net income	$9,983	$8,746	$20,357	$17,957
Weighted average common shares outstanding—basic	42,626	42,030	42,511	41,970
Effect of dilutive stock options outstanding	1,101	823	1,131	785
Weighted average common shares outstanding—diluted	43,727	42,853	43,642	42,755
Earnings per share-basic	$0.23	$0.21	$0.48	$0.43
Earnings per share-diluted	$0.23	$0.20	$0.47	$0.42

For the three months ended December 31, 2013 and 2012 there were 3,500 and 1,300 option shares, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for those periods.
For the six months ended December 31, 2013 and 2012 there were 3,700 and 1,900 option shares, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for those periods.

3. Stock Repurchase Program
On June 27, 2011, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company repurchased 5,624,506 shares, representing approximately 10% of its then outstanding shares. A second stock repurchase plan, for 10% of the outstanding shares, or 5,062,056 shares, was announced on September 14, 2011 and a third repurchase plan for 5% of the outstanding shares, or 2,278,776 shares, was announced on November 14, 2011. At December 31, 2013, a total of 11,259,101 shares were acquired under these repurchase programs at a weighted average cost of $13.03 per share. The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company conducts such repurchases in accordance with a Rule 10b5-1trading plan. At December 31, 2013, there are 1,701,980 shares yet to be purchased under the current plans.

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
Stock options are granted at an exercise price equal to the market price of our common stock on the grant date, based on quoted market prices. Stock options generally vest over a five-year service period and expire ten years from issuance. The vesting of the options accelerate upon death or disability, retirement or a change in control and expire 90 days after termination of service, excluding disability or retirement. The Company recognizes compensation expense for all option grants over the awards’ respective requisite service periods. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Management estimated the expected life of the options using the simplified method. The Treasury yield in effect at the time of

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

the grant provides the risk-free rate for periods within the contractual life of the option. The Company classified share-based compensation for employees and outside directors within “compensation, payroll taxes and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid. The fair value of the options issued during the six months ended December 31, 2013 and 2012 was estimated using the Black-Scholes options-pricing model with the following assumptions:

	Six months ended December 31,
	2013	2012
Option shares granted	36,000	100,000
Expected dividend yield	6.25%	5.38%
Expected volatility	31.57%	35.25%
Risk-free interest rate	1.87%	0.99%
Expected option life	6.5	6.5

The following is a summary of the Company’s stock option activity and related information for its options plan as of December 31, 2013 and changes therein during the six months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2013	6,422,891	$2.55	$11.39	6.9
Granted	36,000	2.40	16.19	10.0
Exercised	(404,280)	2.32	10.50	4.9
Forfeited	(19,200)	2.71	11.95	7.9
Expired	(12,371)	2.29	10.43	4.3
Outstanding at December 31, 2013	6,023,040	$2.56	$11.48	7.2
Exercisable at December 31, 2013	3,600,890	$2.47	$11.08	6.9
The Company recorded $532,000 and $526,000 of share based compensation expense related to the options granted for the three months ended December 31, 2013 and 2012, respectively and $1.1 million and $1.1 million for the six months ended December 31, 2013 and 2012, respectively. Expected future expense related to the non-vested options outstanding at December 31, 2013 is $5.7 million over a weighted average period of 2.7 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.
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
The following is a summary of the status of the Company’s restricted stock shares as of December 31, 2013 and changes therein during the six months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2013	1,301,480	$12.02
Granted	18,000	16.19
Vested	(321,620)	11.99
Forfeited	(9,600)	11.95
Non-vested at December 31, 2013	988,260	$12.11

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The Company recorded $957,000 and $960,000 of share based compensation expense related to the restricted stock shares granted for the three months ended December 31, 2013 and 2012, respectively and $1.9 million and $1.9 million for the six months ended December 31, 2013 and 2012, respectively. Expected future expense related to the non-vested restricted shares at December 31, 2013 is $10.5 million over a weighted average period of 2.7 years.
5. Postretirement Benefits
The Company provides several post-retirement benefit plans to directors and to certain active and retired employees. The Company has a nonqualified Directors’ Retirement Plan (the Retirement Plan), a nonqualified Benefit Equalization Plan (BEP Plan) which provides benefits to employees who are disallowed certain benefits under the Company’s qualified benefit plans and a Post Retirement Medical Plan (the Medical Plan) for directors and certain eligible employees. Net periodic benefit costs for the three months and six months ended December 31, 2013 and 2012 are presented in the following tables.

	Retirement Plan		BEP Plan		Medical Plan
	Three months ended December 31,
	2013	2012	2013	2012	2013	2012
	(In thousands)
Service cost	$36	$38	$—	$—	$18	$(8)
Interest cost	54	49	12	8	48	(10)
Amortization of unrecognized:
Prior service cost	15	15	—	—	—	—
Net loss	—	37	5	7	—	51
Total	$105	$139	$17	$15	$66	$33

	Six months ended December 31,
	2013	2012	2013	2012	2013	2012
	(In thousands)
Service cost	$71	$76	$—	$—	$36	$27
Interest cost	109	99	22	17	96	41
Amortization of unrecognized:
Prior service cost	30	30	—	—	—	—
Net loss	—	73	11	13	—	104
Total	$210	$278	$33	$30	$132	$172

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

6. Loans
Net Loans are summarized as follows:

	December 31, 2013	June 30, 2013
	(In thousands)
Residential	$134,559	$128,451
Multifamily	886,589	908,242
Commercial real estate	1,309,057	1,192,815
Second mortgage and equity loans	23,435	24,637
Construction and land loans	37,548	44,537
Other loans	17,760	18,472
Total loans	2,408,948	2,317,154
Less:
Deferred loan fees, net	10,189	9,991
Allowance for loan losses	30,640	31,381
Net loans	$2,368,119	$2,275,782
The Company’s allowance for loan losses is analyzed quarterly and many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other environmental factors. There have been no material changes to the allowance for loan loss methodology as disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2013.
The activity in the allowance for loan losses for the three and six months ended December 31, 2013 and 2012 is summarized as follows:

	Three months ended December 31,		Six months ended December 31,
	(In thousands)
	2013	2012	2013	2012
Balance at beginning of period	$31,664	$32,504	$31,381	$31,187
Provisions for loan losses	200	1,500	500	3,000
Recoveries of loans previously charged off	1	116	13	117
Loans charged off	(1,225)	(2,211)	(1,254)	(2,395)
Balance at end of period	$30,640	$31,909	$30,640	$31,909
The following table provides the three and six month activity in the allowance for loan losses allocated by loan category at December 31, 2013 and 2012. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

	Three months ended December 31, 2013
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$2,034	$5,470	$19,970	$368	$1,190	$387	$2,245	$31,664
Charge-offs	—	(1,225)	—	—	—	—	—	(1,225)
Recoveries	—	—	—	—	1	—	—	1
Provisions	(137)	716	(880)	(40)	(24)	(4)	569	200
Ending balance	$1,897	$4,961	$19,090	$328	$1,167	$383	$2,814	$30,640

	Six months ended December 31, 2013
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$2,224	$5,175	$19,339	$394	$1,233	$406	$2,610	$31,381
Charge-offs	(4)	(1,225)	(4)	(21)	—	—	—	(1,254)
Recoveries	—	—	11	—	2	—	—	13
Provisions	(323)	1,011	(256)	(45)	(68)	(23)	204	500
Ending balance	$1,897	$4,961	$19,090	$328	$1,167	$383	$2,814	$30,640

	Three months ended December 31, 2012
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$2,391	$3,641	$20,366	$456	$3,090	$337	$2,223	$32,504
Charge-offs	—	—	(385)	—	(1,826)	—	—	(2,211)
Recoveries	—	115	—	—	1	—	—	116
Provisions	38	60	261	(32)	125	154	894	1,500
Ending balance	$2,429	$3,816	$20,242	$424	$1,390	$491	$3,117	$31,909

	Six months ended December 31, 2012
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$2,343	$3,113	$20,087	$475	$2,498	$348	$2,323	$31,187
Charge-offs	—	—	(569)	—	(1,826)	—	—	(2,395)
Recoveries	—	115	—	—	2	—	—	117
Provisions	86	588	724	(51)	716	143	794	3,000
Ending balance	$2,429	$3,816	$20,242	$424	$1,390	$491	$3,117	$31,909

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at December 31, 2013 and June 30, 2013.

	At December 31, 2013
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$303	$100	$1,127	$—	$—	$—	$—	$1,530
Collectively evaluated for impairment	1,594	4,861	17,963	328	1,167	383	2,814	29,110
Total	$1,897	$4,961	$19,090	$328	$1,167	$383	$2,814	$30,640
Loans receivable:
Individually evaluated for impairment	$5,075	$2,942	$12,504	$—	$1,665	$—		$22,186
Collectively evaluated for impairment	129,484	883,647	1,296,553	23,435	35,883	17,760		2,386,762
Total	$134,559	$886,589	$1,309,057	$23,435	$37,548	$17,760		$2,408,948

	At June 30, 2013
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$303	$787	$720	$—	$—	$—	$—	$1,810
Collectively evaluated for impairment	1,921	4,388	18,619	394	1,233	406	2,610	29,571
Total	$2,224	$5,175	$19,339	$394	$1,233	$406	$2,610	$31,381
Loans receivable:
Individually evaluated for impairment	$2,192	$7,139	$11,473	$—	$4,852	$—		$25,656
Collectively evaluated for impairment	126,259	901,103	1,181,342	24,637	39,685	18,472		2,291,498
Total	$128,451	$908,242	$1,192,815	$24,637	$44,537	$18,472		$2,317,154

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The Company continuously monitors the credit quality of its loans receivable. In addition to internal staff, the Company utilizes the services of a third party loan review firm to evaluate the credit quality ratings of its loan receivables. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified as “Satisfactory” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Pass/Watch” have generally acceptable asset quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such characteristics include strained liquidity, slow pay, stale financial statements or other circumstances requiring greater attention from bank staff. We classify an asset as “Special Mention” if the asset has a potential weakness that warrants management’s close attention. Such weaknesses, if left uncorrected may result in the deterioration of the repayment prospects of the asset. An asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Included in the Substandard caption are all loans that were past due 90 days (or more) and all impaired loans. The following table provides information about the loan credit quality at December 31, 2013 and June 30, 2013:

	Credit Quality Indicators at December 31, 2013
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$121,490	$6,462	$625	$5,982	$—	$134,559
Multifamily	858,111	19,314	6,018	3,146	—	886,589
Commercial real estate	1,175,114	68,879	43,053	22,011	—	1,309,057
Second mortgage and equity loans	23,094	341	—	—	—	23,435
Construction and land loans	16,690	18,658	—	2,200	—	37,548
Other loans	17,683	58	—	19	—	17,760
Total	$2,212,182	$113,712	$49,696	$33,358	$—	$2,408,948

	Credit Quality Indicators at June 30, 2013
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$117,061	$6,424	$646	$4,320	$—	$128,451
Multifamily	876,222	16,626	8,052	7,342	—	908,242
Commercial real estate	1,067,331	58,767	44,476	22,241	—	1,192,815
Second mortgage and equity loans	24,303	92	146	96	—	24,637
Construction and land loans	20,573	18,500	—	5,464	—	44,537
Other loans	18,411	—	—	61	—	18,472
Total	$2,123,901	$100,409	$53,320	$39,524	$—	$2,317,154

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following table provides information about loans past due at December 31, 2013 and June 30, 2013:

	At December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (1)
	(In thousands)
Residential	$1,832	$839	$2,254	$4,925	$129,634	$134,559	$6,061
Multifamily	578	—	2,644	3,222	883,367	886,589	3,146
Commercial real estate	5,543	977	4,840	11,360	1,297,697	1,309,057	10,105
Second mortgage and equity loans	341	—	—	341	23,094	23,435	—
Construction and land loans	1,665	—	535	2,200	35,348	37,548	535
Other loans	—	19	—	19	17,741	17,760	19
Total	$9,959	$1,835	$10,273	$22,067	$2,386,881	$2,408,948	$19,866

	At June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (2)
	(In thousands)
Residential	$1,425	$1,384	$3,088	$5,897	$122,554	$128,451	$4,044
Multifamily	1,734	203	7,139	9,076	899,166	908,242	7,139
Commercial real estate	4,165	1,649	7,963	13,777	1,179,038	1,192,815	9,478
Second mortgage and equity loans	92	146	—	238	24,399	24,637	—
Construction and land loans	—	—	3,188	3,188	41,349	44,537	3,188
Other loans	—	61	—	61	18,411	18,472	61
Total	$7,416	$3,443	$21,378	$32,237	$2,284,917	$2,317,154	$23,910

(1)
Included in nonaccrual loans at December 31, 2013 are commercial real estate loans totaling $1.0 million that were 30-59 days past due; residential loans totaling $234,000 and other loans totaling $19,000 that were 60-89 days past due; residential loans totaling $3.6 million, multifamily loans totaling $502,000 and commercial real estate loans totaling $4.2 million that were less than 30 days past due.

(2)
Included in nonaccrual loans at June 30 ,2013 are residential loans totaling $739,000 and other loans totaling $61,000 that were 60-89 days past due; residential loans totaling $217,000 and commercial real estate loans totaling $1.5 million that were less than 30 days past due.

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. At December 31, 2013 impaired loans were primarily collateral-dependent and totaled $22.2 million, of which $8.4 million had a specific allowance for credit losses of $1.5 million and $13.8 million of impaired loans had no related allowance for credit losses. At June 30, 2013 impaired loans were primarily collateral dependent and totaled $25.7 million, of which $11.3 million had a related allowance for credit losses of $1.8 million and $14.3 million of impaired loans had no related allowance for credit losses.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following table provides information about the Company’s impaired loans at December 31, 2013 and June 30, 2013:

	Impaired Loans
	At December 31, 2013			Six months ended December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded;
Residential	$2,888	$2,888	$—	$3,088	$392
Multifamily	2,440	2,440	—	2,449	98
Commercial real estate	6,830	6,830	—	6,886	115
Construction and land loans	1,665	1,665	—	1,665	35
	13,823	13,823	—	14,088	640
With an allowance recorded:
Residential	$1,884	$2,187	$303	$1,887	$9
Multifamily	402	502	100	398	28
Commercial real estate	4,547	5,674	1,127	4,682	—
	6,833	8,363	1,530	6,967	37
Total:
Residential	$4,772	$5,075	$303	$4,975	$401
Multifamily	2,842	2,942	100	2,847	126
Commercial real estate	11,377	12,504	1,127	11,568	115
Construction and land loans	1,665	1,665	—	1,665	35
	$20,656	$22,186	$1,530	$21,055	$677

	Impaired Loans
	At June 30, 2013			Year ended June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded;
Multifamily	$2,455	2,455	—	2,457	30
Commercial real estate	7,000	7,000	—	7,055	202
Construction and land loans	4,852	4,852	—	4,893	—
	14,307	14,307	—	14,405	232
With an allowance recorded:
Residential	$1,890	$2,193	$303	$1,990	$27
Multifamily	3,897	4,684	787	4,277	142
Commercial real estate	3,752	4,472	720	4,133	118
	9,539	11,349	1,810	10,400	287
Total:
Residential	$1,890	$2,193	$303	$1,990	$27
Multifamily	6,352	7,139	787	6,734	172
Commercial real estate	10,752	11,472	720	11,188	320
Construction and land loans	4,852	4,852	—	4,893	—
	$23,846	$25,656	$1,810	$24,805	$519

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Troubled debt restructured loans (“TDRs”) are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. The Company has selectively modified certain borrower’s loans to enable the borrower to emerge from delinquency and keep their loans current. The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period. Management classifies all TDRs as impaired loans. Included in impaired loans at December 31, 2013 are $7.9 million of loans which are deemed TDRs. At June 30, 2013, TDRs totaled $3.8 million.
The following table presents additional information regarding the Company’s TDRs as of December 31, 2013 and June 30, 2013:

	Troubled Debt Restructurings at December 31, 2013
	Performing	Nonperforming	Total
	(In thousands)
Residential	$370	$3,084	$3,454
Multifamily	—	502	502
Commercial real estate	—	2,289	2,289
Construction and land loans	1,665	—	1,665
Total	$2,035	$5,875	$7,910
Allowance	$—	$792	$792

	Troubled Debt Restructurings at June 30, 2013
	Performing	Nonperforming	Total
	(In thousands)
Residential	$372	$200	$572
Multifamily	—	468	468
Commercial real estate	—	1,087	1,087
Construction and land loans	1,664	—	1,664
Total	$2,036	$1,755	$3,791
Allowance	$—	$379	$379

The following tables present information about troubled debt restructurings for the periods presented:

	Three months ended December 31,
	2013			2012
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Commercial real estate	1	$968	$835	—	—	—
Total	1	$968	$835	—	—	$—
The relationship in the table above was granted a reduced rate and extended maturity.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

	Six months ended December 31,
	2013			2012
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Residential	1	$3,188	$2,888	1	$187	$181
Commercial real estate	1	968	835	—	—	—
Total	2	$4,156	$3,723	1	$187	$181
The relationships in the table above were granted a reduced rate and extended maturity.
There have not been any loans that were modified as TDR during the last twelve months that have subsequently defaulted (90 days or more past due) during the current quarter ended December 31, 2013.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

7. Investment Securities
Securities Held to Maturity
The following is a comparative summary of securities held to maturity at December 31, 2013 and June 30, 2013:

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Mortgage-backed securities:
FHLMC	$2,718	$176	$—	$2,894
FNMA	25,470	350	1,229	24,591
GNMA	2,440	95	—	2,535
	$30,628	$621	$1,229	$30,020

	June 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Mortgage-backed securities:
FHLMC	$4,310	$287	$—	$4,597
FNMA	33,388	642	1,095	32,935
GNMA	2,984	109	—	3,093
CMO	1,191	39	—	1,230
	$41,873	$1,077	$1,095	$41,855

The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years ; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
The Company did not sell any securities held to maturity during the three months ended December 31, 2013 and 2012. Proceeds from the sale of securities held to maturity for the six months ended December 31, 2013 were $8.9 million on securities with an amortized cost of $8.8 million, resulting in gross gains and gross losses of $117,400 and $16,700, respectively. The held to maturity securities sold were mortgage-backed securities with 15% or less of their original purchased balances remaining. The Company did not sell any securities held to maturity during the six months ended December 31, 2012. Securities with fair values of $30.0 million and $34.4 million at December 31, 2013 and June 30, 2013, respectively, were pledged as collateral for advances. The Company did not record other-than-temporary impairment charges on securities held to maturity during the three and six months ended December 31, 2013 and 2012.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Gross unrealized losses on securities held to maturity and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 were as follows (in thousands):

	December 31, 2013
	Less than 12 months		Greater than 12 months		Total
	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$9,629	717	4,529	512	14,158	1,229
	$9,629	$717	4,529	512	14,158	1,229

	June 30, 2013
	Less than 12 months		Greater than 12 months		Total
	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$19,354	1,095	—	—	19,354	1,095
	$19,354	$1,095	—	—	19,354	1,095

Management evaluated the securities in the above tables and concluded that none of the securities with losses has impairments that are other-than-temporary. The unrealized losses on investments in mortgage-backed securities were caused by interest rate changes and market conditions. Because the decline in fair value is attributable to changes in interest rates and market conditions and not credit quality, and because the Company has no intent to sell and believes it is not more than likely than not that it will be required to sell these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Securities Available for Sale
The following is a comparative summary of securities available for sale at December 31, 2013 and June 30, 2013:

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$4,995	$109	$—	$5,104
Equity securities	1,210	776	—	1,986
Mortgage-backed securities:
FHLMC	7,501	326	—	7,827
FNMA	44,936	1,306	264	45,978
CMO	280,853	1,245	1,669	280,429
	$339,495	$3,762	$1,933	$341,324

	June 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated market value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$9,988	$257	$—	$10,245
Equity securities	1,210	564	—	1,774
Mortgage-backed securities:
FHLMC	8,743	276	—	9,019
FNMA	43,152	1,604	—	44,756
CMO	249,278	3,526	308	252,496
	$312,371	$6,227	$308	$318,290
The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years ; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
Proceeds from the sale of securities available for sale for the three months ended December 31, 2013 were $14.7 million on securities available for sale with an amortized cost of $14.8 million, resulting in gross gains and gross losses of $121,200 and $168,000, respectively. Proceeds from the sale of securities available for sale for the six months ended December 31, 2013 were $18.1 million on securities available for sale with an amortized cost of $18.2 million, resulting in gross gains and gross losses of $136,300 and $185,600, respectively. The Company did not sell any securities available for sale during the three and six months ended December 31, 2012. There were no other-than-temporary impairment charges on available for sale securities for the three and six months ended December 31, 2013 and 2012. The Equity securities caption relates to holdings of shares in financial institutions common stock. Available for sale securities with fair values of $268.9 million and $263.1 million at December 31, 2013 and June 30, 2013, respectively, were pledged as collateral for advances.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Gross unrealized losses on securities available for sale and the estimated fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and June 30, 2013 were as follows:

	December 31, 2013
	Less than 12 months		Greater than 12 months		Total
	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$7,644	264	—	—	7,644	264
CMO	118,995	1,581	6,499	88	125,494	1,669
	$126,639	1,845	6,499	88	133,138	1,933

	June 30, 2013
	Less than 12 months		Greater than 12 months		Total
	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses	Estimated market value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
CMO	$11,813	31	13,273	277	25,086	308
	$11,813	31	13,273	277	25,086	308
Management evaluated the securities in the above tables and concluded that none of the securities with losses has impairments that are other-than-temporary. The unrealized losses on investments in mortgage-backed securities were caused by interest rate changes and market conditions. Because the decline in fair value is attributable to changes in interest rates and market conditions and not credit quality, and because the Company has no intent to sell and believes it is not more than likely than not that it will be required to sell these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

8. Deposits
Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. The Bank accepts brokered deposits on a limited basis, when deemed cost effective. At December 31, 2013 and June 30, 2013, we had brokered time deposits totaling $22.9 million with weighted average interest rates of 2.46% and weighted average maturities of 2.3 years and 2.8 years , respectively. Deposit balances are summarized as follows:

	December 31, 2013	June 30, 2013
	Amount	Amount
	(In thousands)
Checking accounts	$418,589	$361,131
Money market deposit accounts	424,280	422,878
Savings accounts	162,919	164,622
Time deposits	457,169	471,072
	$1,462,957	$1,419,703

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
At December 31, 2013, Oritani had a forecasted interest rate swap agreement to receive from the counterparty at 3 month LIBOR and to pay interest to the counterparty at a fixed rate of 2.63% on notional amounts of $50 million. The effective date of the transaction was April 11, 2013 and the maturity date is April 11, 2023. For the first three years no cash flows will be exchanged and for the following seven years Oritani will pay a fixed interest rate of 2.63% and the counterparty will pay Oritani 3 month LIBOR. The hedging strategy converts the LIBOR based floating interest on certain FHLB advances to fixed interest rates, thereby protecting Oritani from floating interest rate variability. The following table presents information regarding our derivative financial instruments at December 31, 2013 and June 30, 2013.

	At December 31, 2013		At June 30, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset derivatives
Interest rate swap	$50,000	$3,559	$50,000	$2,584
There was no collateral pledged from Oritani to the counterparty at December 31, 2013 and June 30, 2013. There is the possibility that Oritani may need to pledge collateral in the future.

10. Income Taxes
The Company files income tax returns in the United States federal jurisdiction and in New Jersey, Pennsylvania and New York state jurisdictions. The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2009. Currently, the Company is not under examination by any taxing authority. The Company did not have any uncertain tax positions at December 31, 2013 and June 30, 2013. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

11. Real Estate Joint Ventures, net and Real Estate Held for Investment
The Company accounts for investments in joint ventures under the equity method. The balance reflects the cost basis of investments, plus the Company’s share of income earned on the joint venture operations, less cash distributions, including excess cash distributions, and the Company’s share of losses on joint venture operations. Cash received in excess of the Company’s recorded investment in a joint venture is recorded as unearned revenue in other liabilities. The net book value of real estate joint ventures was $4,201,000 and $4,067,000 at December 31, 2013 and June 30, 2013, respectively.

Real estate held for investment includes the Company’s undivided interest in real estate properties accounted for under the equity method and properties held for investment purposes. Cash received in excess of the Company’s recorded investment for an undivided interest in real estate property is recorded as unearned revenue in other liabilities. The operations of the properties held for investment purposes are reflected in the financial results of the Company and included in the Other Income caption in the Income Statement. Properties held for investment purposes are carried at cost less accumulated depreciation. The net book value of real estate held for investment was $29,000 and $15,000 at December 31, 2013 and June 30, 2013, respectively.

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
Assets Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets measured at fair value on a recurring basis as of December 31, 2013 and June 30, 2013 by level within the fair value hierarchy. There were no transfers between levels within the fair value hierarchy during the six months ended December 31, 2013.

	Fair Value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Government and federal agency obligations	$5,104	$—	$5,104	$—
Equity Securities	1,986	1,986	—	—
Mortgage-backed securities available for sale
FHLMC	7,827	—	7,827	—
FNMA	45,978	—	45,978	—
CMO	280,429	—	280,429	—
Total securities available for sale	341,324	1,986	339,338	—

Interest rate swap	3,559	—	3,559	—
Total measured on a recurring basis	$344,883	$1,986	$342,897	$—

	Fair Value as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Government and federal agency obligations	$10,245	$—	$10,245	$—
Equity Securities	1,774	1,774	—	—
Mortgage-backed securities available for sale
FHLMC	9,019	—	9,019	—
FNMA	44,756	—	44,756	—
CMO	252,496	—	252,496	—
Total securities available for sale	318,290	1,774	316,516	—

Interest rate swap	2,584	—	2,584	—
Total measured on a recurring basis	$320,874	$1,774	$319,100	$—

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Assets Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets. The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of December 31, 2013 and June 30, 2013 by level within the fair value hierarchy.

	Fair Value as of December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$1,884	$—	$—	$1,884
Multifamily	402	—	—	402
Commercial real estate	4,547	—	—	4,547
Construction and land loans	1,665	—	—	1,665
Total impaired loans	8,498	—	—	8,498
Real estate owned
Multifamily	3,000	—	—	3,000
Commercial real estate	1,033	—	—	1,033
Total real estate owned	4,033	—	—	4,033
Total measured on a non-recurring basis	$12,531	$—	$—	$12,531

	Fair Value as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$1,890	$—	$—	$1,890
Multifamily	3,897	—	—	3,897
Commercial real estate	3,752	—	—	3,752
Construction and land loans	1,664	—	—	1,664
Total impaired loans	11,203	—	—	11,203
Real estate owned
Commercial real estate	672	—	—	672
Construction and land loans	1,070	—	—	1,070
Total real estate owned	1,742	—	—	1,742
Total measured on a non-recurring basis	$12,945	$—	$—	$12,945

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Estimated Fair Value of Financial Instruments
The following tables present the carrying amount, estimated fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s balance sheet at December 31, 2013 and June 30, 2013. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, and overnight borrowings.

	December 31, 2013		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Securities held to maturity	$30,628	$30,020	$—	$30,020	$—
Loans, net (1)	2,368,119	2,384,509	—	—	2,384,509
Financial liabilities:
Term deposits	457,169	460,188	—	460,188	—
Term borrowings	670,372	696,690	—	696,690	—

(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

	June 30, 2013		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Securities held to maturity	$41,873	$41,855	$—	$41,855	$—
Loans, net (1)	2,275,782	2,333,382	—	—	2,333,382
Financial assets:
Term deposits	471,072	473,652	—	473,652	—
Term borrowings	600,372	635,520	—	635,520	—

(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.
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

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

13. Other Comprehensive Income
The components of comprehensive income, both gross and net of tax, are presented for the periods below (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2013	2012	2013	2012
Gross:
Net income	$15,600	$13,952	$31,886	$28,634
Other comprehensive (loss) income
Change in unrealized holding (loss) gain on securities available for sale	(4,181)	360	(4,139)	463
Reclassification adjustment for security losses included in net income	47	—	49	—
Amortization related to post-retirement obligations	20	110	40	220
Change in unrealized gain on interest rate swap	899	—	975	—
Total other comprehensive (loss) income	(3,215)	470	(3,075)	683
Total comprehensive income	12,385	14,422	28,811	29,317
Tax applicable to:
Net income	5,617	5,206	11,529	10,677
Other comprehensive (loss) income
Change in unrealized holding (loss) gain on securities available for sale	(1,722)	149	(1,704)	197
Reclassification adjustment for security losses included in net income	19	—	21	—
Amortization related to post-retirement obligations	8	44	16	88
Change in unrealized gain on interest rate swap	369	—	402	—
Total other comprehensive (loss) income	(1,326)	193	(1,265)	285
Total comprehensive income	4,291	5,399	10,264	10,962
Net of tax:
Net income	9,983	8,746	20,357	17,957
Other comprehensive (loss) income
Change in unrealized holding (loss) gain on securities available for sale	(2,459)	211	(2,435)	266
Reclassification adjustment for security losses included in net income	28	—	28	—
Amortization related to post-retirement obligations	12	66	24	132
Change in unrealized gain on interest rate swap	530	—	573	—
Total other comprehensive (loss) income	(1,889)	277	(1,810)	398
Total comprehensive income	$8,094	$9,023	$18,547	$18,355

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of tax, for the six months ended December 31, 2013 and 2012 (in thousands):

	Unrealized Holding Gains on Securities Available for Sale	Post Retirement Obligations	Unrealized Holding Gains on Interest Rate Swap	Accumulated Other Comprehensive Income, Net of Tax
Balance at June 30, 2013	$3,487	$(577)	$1,520	$4,430
Net change	(2,407)	24	573	(1,810)
Balance at December 31, 2013	$1,080	$(553)	$2,093	$2,620

Balance at June 30, 2012	$5,772	$(1,850)	$—	$3,922
Net change	266	132	—	398
Balance at December 31, 2012	$6,038	$(1,718)	$—	$4,320

The following table sets forth information about the amount reclassified from accumulated other comprehensive income (loss) to the consolidated statement of income and the affected line item in the statement where net income is presented (in thousands).

Accumulated Other Comprehensive Income (Loss) Component	Affected line item in the Consolidated Statement of Income	Three months ended December 31, 2013	Six months ended December 31, 2013
Reclassification adjustment for security losses included in net income	Net gain on sale of assets	$47	$49

Amortization related to post-retirement obligations (1)
Prior service cost		15	30
Net loss (gain)		5	10
	Compensation, payroll taxes and fringe benefits	20	40

	Total before tax	67	89
	Income tax benefit	27	37
	Net of tax	40	52
(1) These accumulated other comprehensive income (loss) components are included in the computations of net periodic benefit cost. See Note 5. Postretirement Benefits.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

14. Recent Accounting Pronouncements

In January 2014, the FASB issued ASU No. 2014-04, "Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force), which clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014 (July 1, 2015 for the Company). Early adoption is permitted. The adoption of this amendment is not expected to have a significant impact on the Company's Consolidated Financial Statements.
In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)", which provides guidance on the presentation of unrecognized tax benefits and the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective for fiscal years, and interim reporting periods within those years, beginning after December 31, 2013 (July 1, 2014 for the Company). The adoption of this amendment is not expected to have a significant impact on the Company's Consolidated Financial Statements.
In July 2013, the FASB issued ASU No. 2013-10, "Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force). The guidance permits the Fed Funds Effective Swap Rate to be used as a benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”). We adopted this guidance on July 17,2013 with no significant impact on the Company’s financial statements.
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
This Quarterly Report contains certain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements may be identified by reference to a future period or periods, or by use of forward looking terminology, such as “may,” “will,” “believe,” ‘expect,” “estimate,” ‘anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward looking statements are subject to numerous risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2013, include, but are not limited to, those related to the economic environment, particularly in the market areas in which Oritani Financial Corp. (the “Company”) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.
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
Overview
Oritani Financial Corp. (the "Company”) is a Delaware corporation that was incorporated in March 2010. The Company is the stock holding company of Oritani Bank. The Company owns 100% of the outstanding shares of common stock of the Bank. The Company has engaged primarily in the business of holding the common stock of the Bank and two limited liability companies that own a variety of real estate investments. In addition, the Company has engaged in limited lending to the real estate investment properties in which (either directly or through one of its subsidiaries) it maintains an ownership interest. The Bank’s principal business consists of attracting retail, commercial and municipal bank deposits from the general public and investing those deposits, together with funds generated from operations, in multi-family and commercial real estate loans, one- to four-family residential mortgage loans as well as in second mortgage and equity loans, construction loans, business loans, other consumer loans, and investment securities. The Bank originates loans primarily for investment and holds such loans in its portfolio. Occasionally, the Bank will also enter into loan participations. The Bank’s primary sources of funds are deposits, borrowings, investment maturities and principal and interest payments on loans and securities. The Bank’s revenues are derived principally from interest on loans and securities as well as our investments in real estate and real estate joint ventures. The Bank also generates revenue from fees and service charges and other income. The Bank’s results of operations depend significantly on its net interest income; which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. The Bank’s net interest income is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, the timing of the placement of interest-earning assets and interest-bearing liabilities, and the prepayment rate on its mortgage-related assets. Provisions for loan losses and asset impairment charges can also have a significant impact on results of operations. Other factors that may affect the Bank’s results of operations are general and local economic and competitive conditions, government policies and actions of regulatory authorities.
The Bank’s business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to its individual and business customers. The Bank’s primary focus has been, and will continue to be, growth in multi-family and commercial real estate lending.
Comparison of Financial Condition at December 31, 2013 and June 30, 2013
Total Assets. Total assets increased $110.4 million to $2.94 billion at December 31, 2013, from $2.83 billion at June 30, 2013.
Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) decreased $3.0 million to $9.1 million at December 31, 2013, from $12.1 million at June 30, 2013.
Net Loans. Loans, net increased $92.3 million to $2.37 billion at December 31, 2013, from $2.28 billion at June 30, 2013. The majority of the growth occurred over the quarter ended December 31, 2013. Net loan balances grew $83.1 million over this period, an annualized growth rate of 14.5%. Loan originations totaled $184.4 million and $286.2 million for the three and six months ended December 31, 2013, respectively. However, the growth rate of the loan portfolio continues to be negatively impacted by an elevated level of prepayments.

Delinquency and non performing asset information is provided below:

	12/31/2013	9/30/2013	6/30/2013	3/31/2013	12/31/2012
	(Dollars in thousands)
Delinquency Totals
30—59 days past due	$8,912	$13,465	$7,416	$7,241	$8,169
60—89 days past due	1,601	1,105	2,643	3,948	7,005
Nonaccrual	19,866	23,760	23,910	24,304	29,401
Total	$30,379	$38,330	$33,969	$35,493	$44,575
Non Performing Asset Totals
Nonaccrual loans, per above	$19,866	$23,760	$23,910	$24,304	$29,401
Real Estate Owned	4,033	1,937	1,742	4,361	2,817
Total	$23,899	$25,697	$25,652	$28,665	$32,218
Nonaccrual loans to total loans	0.82%	1.02%	1.03%	1.07%	1.32%
Delinquent loans to total loans	1.26%	1.65%	1.47%	1.57%	2.01%
Non performing assets to total assets	0.81%	0.91%	0.91%	1.02%	1.15%

Total delinquent loans continued a general trend that is evident since December 31, 2012 (and prior). Other than for the September 30, 2013 period, total delinquent loans have decreased steadily. As further described below, the metrics in the nonaccrual total continue to show improvement. Nonaccrual loans totaled $19.9 million at December 31, 2013. However, $7.8 million of this total consisted of loans that were current at December 31, 2013 and were included in the nonaccrual total as they had not yet demonstrated sufficient recent satisfactory performance to qualify for an updated status . There are two other loans, totaling $1.5 million, included in the nonaccrual total whose delinquency status was 30 days or less.

At December 31, 2013, there are eight nonaccrual loans with balances greater than $1.0 million. These loans are discussed below:

•
A $3.2 million loan for a luxury home in Morris County, New Jersey. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, no reserve was required as of December 31, 2013, primarily due to a low estimated loan to value. Over the quarter ended December 31, 2013, a modification and extension agreement, with terms satisfactory to Oritani, was reached. This agreement has been classified as a troubled debt restructuring (“TDR”). If the loan demonstrates six months of satisfactory performance it will be returned to accrual status (although there can be no assurances that this will occur). The loan has paid as agreed since the agreement.

•
A $1.6 million residential loan on a single family residence in Bergen County, New Jersey. A foreclosure action was initiated when loan payments became delinquent. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, a $246,000 impairment reserve remains against this loan as of December 31, 2013. Oritani is pursuing legal remedies.

•
A $1.1 million loan on a mixed use property in Bergen County, New Jersey. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, a $265,000 impairment reserve remains against this loan as of December 31, 2013. A forbearance agreement had previously been executed and the borrower has generally complied with the payment demands of the Company but not to the extent where the Company believes long term issues with the loan have been resolved. The loan is classified as nonaccrual as of December 31, 2013 and was 30 days delinquent at that time. The Company will continue to monitor the performance of this loan to determine if it is appropriate to remove it from the nonaccrual classification (there can be no assurances that this will occur and it is presently at least six month away).

•
A $2.5 million loan on a multifamily property in New York City. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, no reserve was required as of December 31, 2013. The borrower is in bankruptcy and the bankruptcy court has approved a plan for the sale of the property, and such plan is in process. There is a pending contract for sale of this property for $3.7 million. Regular payments have resumed on this loan including a small amount toward the delinquent balance.

•
A $2.4 million loan on a warehouse/light industrial building in Bergen County, NJ. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, no reserve was required as of December 31, 2013, primarily due to a low estimated loan to value. During the quarter ended September 30, 2013, a modification and extension agreement, with terms satisfactory to Oritani, was reached. This agreement includes a new guarantor and other credit enhancements and carries a market rate of interest. It is not considered a TDR. If the loan demonstrates six months of satisfactory performance it will be returned to accrual status (although there can be no assurances that this will occur). The loan has paid as agreed since the agreement.

•
A $1.7 million loan on a retail building in Morris County, NJ. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, a $163,000 impairment reserve remains against this loan as of December 31, 2013. Over the quarter ended September 30, 2013, an agreement was reached regarding the total late fees and legal fee reimbursement to be paid to the Bank in conjunction with the delinquency. The Company currently expects that the loan will be brought fully current during the quarter ending March 31, 2014 (although there can be no assurances that this will occur). If this occurs, the performance of the loan will then be monitored to see if it can appropriately be returned to accrual status.

•
A $1.7 million loan on an office building in Somerset County, NJ. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, a $292,000 impairment reserve remains against this loan as of December 31, 2013. This loan and the loan described directly above have the same borrower, and the same agreement was reached for this loan.

•
A $1.2 million loan on a lot and auto showroom in Bergen County, NJ. There had been no payment issues with the loan until it matured and extension terms could not be agreed upon. Over the quarter ended December 31, 2013, an extension agreement, with terms satisfactory to Oritani, was reached with the borrower. The extension agreement is considered a TDR and is therefore classified as impaired as of December 31, 2013. In accordance with the results of the impairment analysis for this loan, a $407,000 impairment reserve was established against this loan as of December 31, 2013.

There are eight other multifamily/commercial real estate loans, totaling $3.4 million, classified as nonaccrual at December 31, 2013. The largest of these loans has a balance of $698,000 (and was current at December 31, 2013).
There are seven other residential loans, totaling $847,000, classified as nonaccrual at December 31, 2013. The largest of these loans has a balance of $334,000.
Securities Available For Sale. Securities available for sale increased $23.0 million to $341.3 million at December 31, 2013, from $318.3 million at June 30, 2013. Purchases of $98.0 million were partially offset by sales, payments, calls and maturities of $70.2 million. During the six months ended December 31, 2013, securities with an amortized cost of $18.2 million were sold, resulting in gross gains and gross losses of $136,300 and $185,600, respectively. The securities sold had low principal balances remaining.
Securities held to maturity. Mortgage-backed securities HTM decreased $11.2 million to $30.6 million at December 31, 2013, from $41.9 million at June 30, 2013 During the six months ended December 31, 2013, securities with an amortized cost of $8.8 million were sold, resulting in gross gains and gross losses of $117,400 and $16,700, respectively. The securities sold had low principal balances remaining.
Bank Owned Life Insurance ("BOLI"). BOLI increased $7.0 million, or 11.7%, to $67.0 million at December 31, 2013, from $60.0 million at June 30, 2013, as additional BOLI investments have been made over the fiscal year.
Real Estate Owned. Real estate owned (“REO”) increased $2.3 million to $4.0 million at December 31, 2013, from $1.7 million at June 30, 2013. During the 2014 fiscal year, the Company has taken title to three properties and disposed of two properties. During the quarter ended December 31, 2013, the Company disposed of its then largest REO component realizing a recovery of $219,000, and also acquired title to two properties (one loan) through a deed in lieu of foreclosure. The loans had a principal balance of $4.2 million and were transferred into REO with a value of $3.0 million. The $4.0 million balance at December 31, 2013 consists of 5 properties.
Deposits. Deposits increased $43.3 million to $1.46 billion at December 31, 2013, from $1.42 billion at June 30, 2013. The majority of the growth occurred over the quarter ended December 31, 2013. Deposits grew $38.3 million over this period, an annualized growth rate of 10.8%.
Borrowings. Borrowings increased $71.0 million to $904.6 million at December 31, 2013, from $833.7 million at June 30, 2013.
Stockholders’ Equity. Stockholders’ equity increased $1.1 million to $519.8 million at December 31, 2013, from $518.7 million at June 30, 2013. The increase was primarily due to net income and the proceeds from the exercise of stock options, partially offset by dividends, including a $0.25 special dividend paid in December, 2013. Based on our December 31, 2013 closing price of $16.05 per share, the Company stock was trading at 141.1% of book value.

Average Balance Sheet for the Three Months Ended December 31, 2013 and 2012
The following table presents certain information regarding Oritani Financial Corp.’s financial condition and net interest income for the three and six months ended December 31, 2013 and 2012. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields, including prepayment penalties.

	Average Balance Sheet and Yield/Rate Information For the Three Months Ended (unaudited)
	December 31, 2013			December 31, 2012
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$2,312,350	$29,988	5.19%	$2,117,712	$29,079	5.49%
Federal Home Loan Bank Stock	42,233	427	4.04%	41,836	437	4.18%
Securities available for sale	8,697	37	1.70%	11,934	58	1.94%
Mortgage backed securities held to maturity	31,106	189	2.43%	34,869	225	2.58%
Mortgage backed securities available for sale	304,885	1,494	1.96%	414,692	1,807	1.74%
Federal funds sold and short term investments	2,045	1	0.25%	1,573	1	0.25%
Total interest-earning assets	2,701,316	32,136	4.76%	2,622,616	31,607	4.82%
Non-interest-earning assets	150,906			133,044
Total assets	$2,852,222			$2,755,660
Interest-bearing liabilities:
Savings deposits	168,095	97	0.23%	137,876	97	0.28%
Money market	408,484	480	0.47%	448,852	550	0.49%
Checking accounts	426,393	508	0.48%	247,570	138	0.22%
Time deposits	444,116	970	0.87%	520,796	1,350	1.04%
Total deposits	1,447,088	2,055	0.57%	1,355,095	2,135	0.63%
Borrowings	819,949	5,769	2.81%	825,163	5,401	2.62%
Total interest-bearing liabilities	2,267,037	7,824	1.38%	2,180,258	7,536	1.38%
Non-interest-bearing liabilities	55,476			57,939
Total liabilities	2,322,513			2,238,197
Stockholders’ equity	529,709			517,463
Total liabilities and stockholders’ equity	$2,852,222			$2,755,660
Net interest income		$24,312			$24,071
Net interest rate spread (2)			3.38%			3.44%
Net interest-earning assets (3)	$434,279			$442,358
Net interest margin (4)			3.60%			3.67%
Average of interest-earning assets to interest-bearing liabilities			119.16%			120.29%

(1)	Average Outstanding balance includes nonaccrual loans and interest earned includes prepayment income.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Average Balance Sheet and Yield/Rate Information For the Six Months Ended (unaudited)
	December 31, 2013			December 31, 2012
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$2,294,272	$60,049	5.23%	2,068,595	$58,161	5.62%
Federal Home Loan Bank Stock	42,294	866	4.10%	40,210	844	4.20%
Securities available for sale	10,385	88	1.69%	16,056	132	1.64%
Mortgage backed securities held to maturity	35,791	431	2.41%	35,349	459	2.60%
Mortgage backed securities available for sale	301,244	2,835	1.88%	436,818	3,831	1.75%
Federal funds sold and short term investments	4,896	6	0.25%	1,584	2	0.25%
Total interest-earning assets	2,688,882	64,275	4.78%	2,598,612	63,429	4.88%
Non-interest-earning assets	148,308			128,022
Total assets	$2,837,190			2,726,634
Interest-bearing liabilities:
Savings deposits	168,392	196	0.23%	137,929	195	0.28%
Money market	414,414	977	0.47%	446,129	1,109	0.50%
Checking accounts	401,002	945	0.47%	243,894	273	0.22%
Time deposits	448,588	1,961	0.87%	536,470	2,892	1.08%
Total deposits	1,432,396	4,079	0.57%	1,364,421	4,469	0.66%
Borrowings	822,137	11,291	2.75%	789,192	10,699	2.71%
Total interest-bearing liabilities	2,254,533	15,370	1.36%	2,153,613	15,168	1.41%
Non-interest-bearing liabilities	55,791			56,666
Total liabilities	2,310,324			2,210,279
Stockholders’ equity	526,866			516,355
Total liabilities and stockholders’ equity	$2,837,190			$2,726,634
Net interest income		$48,905			$48,261
Net interest rate spread (2)			3.42%			3.47%
Net interest-earning assets (3)	$434,349			$444,999
Net interest margin (4)			3.64%			3.71%
Average of interest-earning assets to interest-bearing liabilities			119.27%			120.66%

(1)	Average Outstanding balance includes nonaccrual loans and interest earned includes prepayment income.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2013 and 2012
Net Income. Net income increased $1.2 million, or 14.1%, to $10.0 million for the quarter ended December 31, 2013, from $8.7 million for the corresponding 2012 quarter.  The primary cause of the increased income in the 2013 period was a decrease in the provision for loan losses and increased other income. Our annualized return on average assets was 1.40% for the quarter ended December 31, 2013, and 1.27% for the quarter ended December 31, 2012.
Interest Income. Total interest income increased $529,000, to $32.1 million for the three months ended December 31, 2013, from $31.6 million for the three months ended December 31, 2012. The components of interest income changed as follows:

	Three months ended December 31,				Increase / (decrease)
	2013		2012			Average
	$	Yield	$	Yield	$	Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$29,988	5.19%	$29,079	5.49%	$909	$194,638	(0.30)%
Dividends on FHLB stock	427	4.04%	437	4.18%	(10)	397	(0.14)%
Interest on securities AFS	37	1.70%	58	1.94%	(21)	(3,237)	(0.24)%
Interest on MBS HTM	189	2.43%	225	2.58%	(36)	(3,763)	(0.15)%
Interest on MBS AFS	1,494	1.96%	1,807	1.74%	(313)	(109,807)	0.22%
Interest on federal funds sold and short term investments	1	0.25%	1	0.25%	—	472	—%
Total interest income	$32,136	4.76%	$31,607	4.82%	$529	$78,700	(0.06)%

The Company continues to focus on organic growth of the multifamily and commercial real estate loan portfolios. The average balance of the loan portfolio increased $194.6 million over the periods. On a linked quarter basis (December 31, 2013 versus September 30, 2013), the average balance of the loan portfolio grew $36.2 million and the period end balance of loans grew $83.1 million. The annualized growth rate based on the ending balances was 14.5%. The growth was primarily achieved through originations. Loan originations totaled $184.4 million for the three months ended December 31, 2013. The yield on the loan portfolio decreased 30 basis points for the quarter ended December 31, 2013 versus the comparable 2012 period. The decreased yield was primarily due to the impact of current market rates on new originations, refinancings, prepayments and repricings. The market rates on new originations are higher than they were last year but are still below the average yield of the loan portfolio. Prepayment penalties are recognized as interest on loans. These penalties, which significantly impacted both periods, were higher in the 2013 period. Prepayment penalties totaled $1.9 million in the 2013 period versus $1.2 million in the 2012 period. Prepayment penalties boosted the annualized loan yield by 33 basis points in the 2013 period and 22 basis points in the 2012 period. Prepayment penalty provisions are incorporated into all of the Company’s multifamily and commercial real estate loan documents. The penalties are intended to protect the Company from the prepayment of loans and provide the Company with compensation if the loan is prepaid. Management had expected that the recent increases in market rates of interest on loans would decrease prepayment activity; however, this has not yet occurred.
Interest Expense. Total interest expense increased $288,000, to $7.8 million for the three months ended December 31, 2013, from $7.5 million for the three months ended December 31, 2012. The components of interest expense changed as follows:

	Three months ended December 31,				Increase / (decrease)
	2013		2012			Average
	$	Cost	$	Cost	$	Balance	Cost
	(Dollars in thousands)
Savings deposits	$97	0.23%	$97	0.28%	$—	$30,219	(0.05)%
Money market	480	0.47%	550	0.49%	(70)	(40,368)	(0.02)%
Checking accounts	508	0.48%	138	0.22%	370	178,823	0.26%
Time deposits	970	0.87%	1,350	1.04%	(380)	(76,680)	(0.17)%
Total deposits	2,055	0.57%	2,135	0.63%	(80)	91,994	(0.06)%
Borrowings	5,769	2.81%	5,401	2.62%	368	(5,214)	0.19%
Total interest expense	$7,824	1.38%	$7,536	1.38%	$288	$86,780	—%

The Company continued its strategic objective of increasing core deposits. While increases in core account balances have been partially offset by decreases in time deposits, overall deposit growth was achieved. Management has implemented strategies with a goal of increasing deposits. These strategies have generated initial success, and management expects these trends to continue. However, such strategies may negatively impact future costs. On a linked quarter basis (December 31, 2013 versus September 30, 2013), the average balance of deposits grew $29.4 million and the period end balance of deposits grew $38.3 million. The annualized growth rate based on the ending balances was 10.8%. On a linked quarter basis, the average cost of interest bearing deposits was stable. As detailed in table above, the average balance of borrowings decreased slightly ($5.2 million) for the three months ended December 31, 2013 versus the comparable 2012 period, while the cost increased 19 basis points. The primary reason for the increase in costs over the periods is due to more long term borrowings in the 2013 period.
Net Interest Income Before Provision for Loan Losses. Net interest income increased by $241,000, or 1.0%, to $24.3 million for the three months ended December 31, 2013, from $24.1 million for the three months ended December 31, 2012. The Company’s net interest income, spread and margin over the period are detailed in the chart below.

	Including Prepayment Penalties			Excluding Prepayment Penalties
	Net Interest			Net Interest
For the Three Months Ended	Income Before			Income Before
	Provision	Spread	Margin	Provision	Spread	Margin
	(Dollars in thousands)
December 31, 2013	$24,312	3.38%	3.60%	$22,418	3.10%	3.32%
September 30, 2013	24,593	3.45%	3.67%	22,801	3.18%	3.41%
June 30, 2013	23,873	3.37%	3.58%	22,848	3.22%	3.43%
March 31, 2013	25,296	3.59%	3.80%	23,811	3.37%	3.58%
December 31, 2012	24,071	3.44%	3.67%	22,872	3.26%	3.49%

The Company’s spread and margin have been significantly impacted by prepayment penalties. Results for the December 2013 quarter detail spread and margin erosion despite the level of prepayment penalties. A clearer trend is evident in the table above that excludes prepayment income. The Company’s spread and margin are under pressure in the current interest rate environment due to several factors, including: rates on new loan originations and investment purchases; modifications of loans within the existing loan portfolio; prepayments of higher yielding loans and investments; limited ability to further reduce deposit and borrowing costs; promotional interest costs to attract new deposit customers and ongoing increases in borrowing costs for the long term borrowings necessary to reduce interest rate risk. Market rates of interest have risen over the past eight months and the yield curve has steepened. A steep yield curve generally provides a benefit to the Company. Some of the increases have been captured in new loan origination rates, offsetting a portion of the pressures described above. The Company’s largest interest rate risk exposure is to a flat or inverted yield curve.

The Company’s net interest income and net interest rate spread were both negatively impacted in both periods due to the reversal of accrued interest income on loans delinquent more than 90 days. The total of such income reversed was $55,000 and $486,000 for the three months ended December 31, 2013 and 2012, respectively.
Provision for Loan Losses. The Company recorded provisions for loan losses of $200,000 for the three months ended December 31, 2013 as compared to $1.5 million for the three months ended December 31, 2012. A rollforward of the allowance for loan losses for the three months ended December 31, 2013 and 2012 is presented below:

	Three months ended December 31,
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$31,664	$32,504
Provisions charged to operations	200	1,500
Recoveries of loans previously charged off	1	116
Loans charged off	1,225	2,211
Balance at end of period	$30,640	$31,909

The improving delinquency and nonaccrual trends, changes in loan risk ratings, loan growth, reduced levels of charge-offs and economic and business conditions continue to have a meaningful impact on the current level of provision for loan losses. The provision for loan losses was lower in the 2013 period partially due to these factors. In addition, improvements in general economic and business conditions have also impacted the level of provisioning by decreasing the necessary level of general allowances. To the extent that continued improvements occur in all of these factors, the level of provision expense can be expected to remain low, even if loan growth is significant. See additional information regarding the allowance for loan losses in footnote 6 of the financial statements and “Comparison of Financial Condition at December 31, 2013 and June 30, 2013-Net Loans.”
Other Income. Other income increased $677,000 to $1.6 million for the three months ended December 31, 2013, from $887,000 for the three months ended December 31, 2012.  The increase is primarily due to a $285,000 increase on income from investments in joint ventures. Results for both periods reflect decreased income at one commercial property. A negative adjustment related to expected insurance reimbursements was recorded on this property during the quarter ended December 31, 2012, which further depressed results for that period. As discussed in prior public releases, issues related to flooding at one commercial property have decreased occupancy and income. The key vacancy pertains to the grocery anchor tenant. Negotiations with a potential replacement grocery anchor extended far beyond original expectations but were consummated over the quarter. Income at this property is now expected to return to historical levels by July 1, 2014. Net gain on sale of assets totaled $207,000 for the three months ended December 31, 2013, versus $36,000 for the three months ended December 31, 2012.  The gain in the 2013 period was primarily due to the sale of an REO property.
Other Expenses. Other expenses increased $570,000 to $10.1 million for the three months ended December 31, 2013, from $9.5 million for the three months ended December 31, 2012. The increase was primarily due to compensation, payroll taxes and fringe benefits, which increased $504,000 to $7.5 million for the three months ended December 31, 2013, from $7.0 million for the three months ended December 31, 2012.  The increase was primarily due to expenses associated with the Company’s defined benefit plan. This plan is frozen but actuarial changes to the present value of future payment obligations along with changes to the estimated earnings on assets led to a required contribution. In 2012, the valuation of the defined benefit plan allowed a reversal of an accrual that had existed at that time. There were also increases in direct compensation due to additional staffing and salary adjustments.
Income Tax Expense. Income tax expense for the three months ended December 31, 2013 was $5.6 million on pre-tax income of $15.6 million, resulting in an effective tax rate of 36.0%.  Income tax expense for the three months ended December 31, 2012 was $5.2 million on pre-tax income of $14.0 million, resulting in an effective tax rate of 37.3%. The decreased rate in 2013 was primarily due to the furtherance of various tax planning strategies.

Comparison of Operating Results for the Six Months Ended December 31, 2013 and 2012
Net Income. Net income increased $2.4 million, or 13.4%, to $20.4 million for the six months ended December 31, 2013, from $18.0 million for the corresponding 2012 period. The primary cause of the increased income in the 2013 period was a decrease in the provision for loan losses and increased other income. Our annualized return on average assets was 1.44% for the six months ended December 31, 2013, and 1.32% for the six months ended December 31, 2012.
Interest Income. Total interest income increased $846,000, to $64.3 million for the six months ended December 31, 2013, from $63.4 million for the six months ended December 31, 2012. The components of interest income changed as follows:

	Six months ended December 31,				Increase / (decrease)
	2013		2012			Average
	$	Yield	$	Yield	$	Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$60,049	5.23%	$58,161	5.62%	$1,888	$225,677	(0.39)%
Dividends on FHLB stock	866	4.10%	844	4.20%	22	2,084	(0.10)%
Interest on securities AFS	88	1.69%	132	1.64%	(44)	(5,671)	0.05%
Interest on MBS HTM	431	2.41%	459	2.60%	(28)	442	(0.19)%
Interest on MBS AFS	2,835	1.88%	3,831	1.75%	(996)	(135,574)	0.13%
Interest on federal funds sold and short term investments	6	0.25%	2	0.25%	4	3,312	—%
Total interest income	$64,275	4.78%	$63,429	4.88%	$846	$90,270	(0.10)%

The explanations provided in “Comparison of Operating Results for the Three Months Ended December 31, 2013 and 2012, Interest Income” regarding changes for the three month period comparison are also applicable to the six month period comparison. Loan originations for the six months ended December 31, 2013 totaled $286.2 million. Loan originations were lower in the first quarter of the fiscal year but increased during the quarter ended December 31, 2013. Prepayment penalties totaled $3.7 million in the 2013 period versus $2.6 million in the 2012 period, and boosted annualized loan yield by 32 basis points in the 2013 period versus 25 basis points in the 2012 period.
Interest Expense. Total interest expense increased $202,000, to $15.4 million for the six months ended December 31, 2013, from $15.2 million for the six months ended December 31, 2012. The components of interest expense changed as follows:

	Six months ended December 31,				Increase / (decrease)
	2013		2012			Average
	$	Cost	$	Cost	$	Balance	Cost
	(Dollars in thousands)
Savings deposits	$196	0.23%	$195	0.28%	$1	$30,464	(0.05)%
Money market	977	0.47%	1,109	0.50%	(132)	(31,716)	(0.03)%
Checking accounts	945	0.47%	273	0.22%	672	157,109	0.25%
Time deposits	1,961	0.87%	2,892	1.08%	(931)	(87,882)	(0.21)%
Total deposits	4,079	0.57%	4,469	0.66%	(390)	67,975	(0.09)%
Borrowings	11,291	2.75%	10,699	2.71%	592	32,945	0.04%
Total interest expense	$15,370	1.36%	$15,168	1.41%	$202	$100,920	(0.05)%

The explanations provided in “Comparison of Operating Results for the Three Months Ended December 31, 2013 and 2012, Interest Expense” regarding changes for the three month period comparison are also applicable to the six month period comparison. The average balance of borrowings increased $32.9 million for the six months ended December 31, 2013 versus the comparable 2012 period. This increase is primarily due to a lower level of borrowings during the quarter ended September 30, 2012. The borrowing level during this period was predicated on liquidity needs.

Net Interest Income Before Provision for Loan Losses. Net interest income increased by $644,000, or 1.3%, to $48.9 million for the six months ended December 31, 2013, from $48.3 million for the six months ended December 31, 2012. The Company’s net interest rate spread and margin decreased to 3.42% and 3.64% for the six months ended December 31, 2013, from 3.47% and 3.71% for the six months ended December 31, 2012, respectively. The factors described in “Comparison of Operating Results for the Three Months Ended December 31, 2013 and 2012, Net Interest Income Before Provision for Loan Losses” also impacted the six month periods. The Company’s net interest income and net interest rate spread were both negatively impacted in both periods due to the reversal of accrued interest income on loans delinquent more than 90 days. The Company’s net interest income was reduced $358,000 and $1.3 million for the six months ended December 31, 2013 and 2012, respectively, due to the impact of nonaccrual loans.
Provision for Loan Losses. The Company recorded provisions for loan losses of $500,000 for the six months ended December 31, 2013 as compared to $3.0 million for the six months ended December 31, 2012. A rollforward of the allowance for loan losses for the six months ended December 31, 2013 and 2012 is presented below:

	Six months ended December 31,
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$31,381	$31,187
Provisions charged to operations	500	3,000
Recoveries of loans previously charged off	13	117
Loans charged off	1,254	2,395
Balance at end of period	$30,640	$31,909
See discussion of the allowance for loan losses in “Comparison of Financial Condition at December 31, 2013 and June 30, 2013” and footnote 6 of the financial statements.
Other Income. Other income increased $1.0 million to $3.1 million for the six months ended December 31, 2013 from $2.1 million for the six months ended December 31, 2012. The six month period was also impacted by the issues described in “Comparison of Operating Results for the Three Months Ended December 31, 2013 and 2012, Other Income” regarding income from investments in joint ventures and net gain on sale of REO.
Other Expenses. Operating expenses increased $907,000 to $19.6 million for the six months ended December 31, 2013, from $18.7 million for the six months ended December 31, 2012. The increase was primarily due to compensation, payroll taxes and fringe benefits, which increased $671,000 to $14.6 million for the six months ended December 31, 2013, from $13.9 million for the six months ended December 31, 2012. The six month period was affected by the items described in “Comparison of Operating Results for the Three Months Ended December 31, 2013 and 2012, Other Expense”, though to a slightly larger extent.
Income Tax Expense. Income tax expense for the six months ended December 31, 2013, was $11.5 million, due to pre-tax income of $31.9 million, resulting in an effective tax rate of 36.1%. For the six months ended December 31, 2012, income tax expense was $10.7 million, due to pre-tax income of $28.6 million, resulting in an effective tax rate of 37.3%. The decreased rate in 2013 was primarily due to the furtherance of various tax planning strategies.

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
At December 31, 2013 and June 30, 2013, the Company had $134.3 million and $83.3 million in overnight borrowings from the FHLB, respectively. In addition, the Company had additional short term borrowings of $100.0 million and $150.0 million at December 31, 2013 and June 30, 2013, respectively. The Company had total borrowings of $904.6 million at December 31, 2013 and $833.7 million at June 30, 2013. The Company’s total borrowings at December 31, 2013 include $670.4 million in longer term borrowings with the FHLB. In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At December 31, 2013, outstanding commitments to originate loans totaled $139.4 million and outstanding commitments to extend credit totaled $32.3 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $321.0 million at December 31, 2013. Based upon historical experience, management estimates that a large portion of such deposits will remain with the Company. The portion that remains will be significantly impacted by the renewal rates offered by the Company.
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
As of December 31, 2013 and June 30, 2013, the Company and Bank exceeded all regulatory capital requirements as follows:

	December 31, 2013
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital (to risk-weighted assets)	$547,810	21.1%	$207,940	8.0%
Tier I capital (to risk-weighted assets)	517,170	19.9	103,970	4.0
Tier I capital (to average assets)	517,170	18.1	114,089	4.0

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Total capital (to risk-weighted assets)	$451,342	17.6%	$205,427	8.0%
Tier I capital (to risk-weighted assets)	420,952	16.4	102,714	4.0
Tier I capital (to average assets)	420,952	14.5	116,355	4.0

	June 30, 2013
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital (to risk-weighted assets)	$545,031	22.16%	$196,772	8.0%
Tier I capital (to risk-weighted assets)	514,280	20.91	98,386	4.0
Tier I capital (to average assets)	514,280	18.30	112,428	4.0

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Total capital (to risk-weighted assets)	$465,301	19.19%	$194,023	8.0%
Tier I capital (to risk-weighted assets)	434,975	17.93	97,012	4.0
Tier I capital (to average assets)	434,975	15.55	111,908	4.0
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
We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

(i)	originating multifamily and commercial real estate loans that generally tend to have shorter interest duration and generally have interest rates that reset primarily at five years;

(ii)	investing in shorter duration securities and mortgage-backed securities;

(iii)	obtaining general financing through FHLB advances with a fixed long term: and

(iv)	utilizing interest rate swaps or other derivative instruments.
Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. In addition, if changes occur that cause the estimated duration of a security to lengthen significantly, management will consider the sale of such security. By following these strategies, we believe that we are well-positioned to react to changes in market interest rates.
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
The table below sets forth, as of December 31, 2013, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
				NPV Ratio (4)	Increase (Decrease) basis points
		Amount	Percent
(Dollars in thousands)
+200	$462,448	$(85,200)	(15.6)%	16.4%	(196)
+100	508,566	(39,082)	(7.1)	17.5	(84)
—	547,648	—	—	18.3	—
(100)	604,801	57,153	10.4	19.6	132

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at December 31, 2013, in the event of a 100 basis point decrease in interest rates, we would experience an 10.4% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 15.6% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.
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

(d)
The following table shows the Company's repurchases of its common stock for each calendar month in the quarter ended December 31, 2013 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans (1)
October 2013	—		$—	—	1,703,111
November 2013	1,131	(2)	15.86	1,131	1,701,980
December 2013	—		—	—	1,701,980
	1,131		$15.86	1,131

1.
On November 14, 2011, the Company announced its third Share Repurchase Program, which authorized the purchase of an additional 5% of its outstanding shares of common stock, or 2,278,776 shares. This stock repurchase program commenced upon the completion of the second repurchase program on November 14, 2011. The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company conducts such repurchases in accordance with a Rule 10b5-1 trading plan. This program has no expiration date and has 1,701,980 shares yet to be purchased as of December 31, 2013.

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
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

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

ORITANI FINANCIAL CORP.

Date:	February 10, 2014	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date:	February 10, 2014	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer