Form 10-Q
period 2014-03-31
Oritani Financial Corp
filed 2014-05-09
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
    YES  ☐    NO  ☒
As of May 9, 2014, there were 56,245,065 shares of the Registrant’s common stock, par value $0.01 per share, issued and 45,754,076 shares outstanding.

Oritani Financial Corp.
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
Oritani Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2014	June 30, 2013
	(unaudited)	(audited)
Assets
Cash on hand and in banks	$14,247	$4,181
Federal funds sold and short term investments	345	7,884
Cash and cash equivalents	14,592	12,065
Loans, net	2,388,628	2,275,782
Securities available for sale, at fair value	381,661	318,290
Securities held to maturity, market value of $31,356 and $41,855, respectively.	31,730	41,873
Bank Owned Life Insurance (at cash surrender value)	67,546	59,996
Federal Home Loan Bank of New York stock (“FHLB”), at cost	45,116	42,770
Accrued interest receivable	9,533	10,114
Investments in real estate joint ventures, net	5,324	4,635
Real estate held for investment	990	1,070
Real estate owned	3,965	1,742
Office properties and equipment, net	14,692	15,060
Deferred tax assets, net	32,965	30,300
Other assets	9,320	18,225
Total Assets	$3,006,062	$2,831,922
Liabilities
Deposits	$1,530,667	$1,419,703
Borrowings	885,892	833,672
Advance payments by borrowers for taxes and insurance	16,192	15,806
Other liabilities	47,144	44,031
Total Liabilities	2,479,895	2,313,212
Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 45,737,316 shares outstanding at March 31, 2014 and 45,391,031 shares outstanding at June 30, 2013.	562	562
Additional paid-in capital	502,397	499,961
Unallocated common stock held by the employee stock ownership plan	(24,656)	(25,887)
Restricted Stock Awards	(11,956)	(15,730)
Treasury stock, at cost; 10,507,749 shares at March 31, 2014 and 10,854,034 shares at June 30, 2013.	(136,915)	(141,142)
Retained income	193,540	196,516
Accumulated other comprehensive income, net of tax	3,195	4,430
Total Stockholders’ Equity	526,167	518,710
Total Liabilities and Stockholders’ Equity	$3,006,062	$2,831,922
See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
	(unaudited)
Interest income:
Interest on mortgage loans	$29,770	$30,229	$89,819	$88,390
Interest on securities available for sale	1,728	1,635	4,651	5,598
Interest on securities held to maturity	190	243	621	702
Dividends on FHLB stock	504	472	1,370	1,316
Interest on federal funds sold and short term investments	2	1	8	3
Total interest income	32,194	32,580	96,469	96,009
Interest expense:
Deposits	2,140	2,011	6,219	6,480
Borrowings	5,592	5,273	16,883	15,972
Total interest expense	7,732	7,284	23,102	22,452
Net interest income before provision for loan losses	24,462	25,296	73,367	73,557
Provision for loan losses	200	600	700	3,600
Net interest income after provision for loan losses	24,262	24,696	72,667	69,957
Other income:
Service charges	241	214	870	664
Real estate operations, net	241	222	919	848
Income (loss) from investments in real estate joint ventures	53	(41)	501	(29)
Bank-owned life insurance	500	460	1,509	1,320
Net gain on sale of assets	—	87	163	131
Net gain on sale of securities	—	—	51	—
Other income	67	63	216	183
Total other income	1,102	1,005	4,229	3,117
Other expenses:
Compensation, payroll taxes and fringe benefits	6,935	7,110	21,487	20,991
Advertising	91	91	271	271
Office occupancy and equipment expense	920	737	2,371	2,119
Data processing service fees	463	410	1,336	1,217
Federal insurance premiums	330	385	975	986
Net expense from real estate operations	145	189	90	299
Other expenses	949	983	2,949	2,761
Total operating expenses	9,833	9,905	29,479	28,644
Income before income tax expense	15,531	15,796	47,417	44,430
Income tax expense	4,792	5,879	16,321	16,556
Net income	$10,739	$9,917	$31,096	$27,874
Earnings per basic common share	$0.25	$0.23	$0.73	$0.66
Earnings per diluted common share	$0.25	$0.23	$0.71	$0.65
See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
	(unaudited)
Net income	$10,739	$9,917	$31,096	$27,874
Other comprehensive income, net of tax:
Change in unrealized holding gain on securities available for sale	1,271	(414)	(1,166)	(148)
Reclassification adjustment for security losses included in net income	—	—	28	—
Amortization related to post-retirement obligations	9	29	35	161
Change in unrealized gain on interest rate swaps	(705)	—	(132)	—
Total other comprehensive (loss) income	575	(385)	(1,235)	13
Total comprehensive income	$11,314	$9,532	$29,861	$27,887
See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Nine months ended March 31, 2014 and 2013 (unaudited)
(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Un- allocated common stock held by ESOP	Retained income	Accumu- lated other compre- hensive income, net of tax	Total stock- holders’ equity
Balance at June 30, 2012	45,198,765	$562	$495,704	$(19,146)	$(143,469)	$(27,582)	$200,718	$3,922	$510,709
Net income	—	—	—	—	—	—	27,874	—	27,874
Other comprehensive income, net of tax	—	—	—	—	—	—	—	13	13
Cash dividends declared	—	—	—	—	—	—	(35,688)	—	(35,688)
Purchase of treasury stock	(103,095)	—	—	—	(1,524)	—	—	—	(1,524)
Issuance of restricted stock awards	45,000			(585)	585				—
Compensation cost for stock options and restricted stock	—	—	4,524	—	—	—	—	—	4,524
ESOP shares allocated or committed to be released	—	—	1,043	—	—	1,378	—	—	2,421
Exercise of stock options	244,361	—	—	—	3,176	—	(589)	—	2,587
Vesting of restricted stock awards	—	—	(3,796)	3,831	—	—	(35)	—	—
Forfeiture of restricted stock awards	(14,000)			170	(170)				—
Tax benefit from stock-based compensation	—	—	650	—	—	—	—	—	650
Balance at March 31, 2013	45,371,031	$562	$498,125	$(15,730)	$(141,402)	$(26,204)	$192,280	$3,935	$511,566

Balance at June 30, 2013	45,391,031	$562	$499,961	$(15,730)	$(141,142)	$(25,887)	$196,516	$4,430	$518,710
Net income	—	—	—	—	—	—	31,096	—	31,096
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,235)	(1,235)
Cash dividends declared	—	—	—	—	—	—	(32,954)	—	(32,954)
Purchase of treasury stock	(99,401)	—	—	—	(1,586)	—	—	—	(1,586)
Issuance of restricted stock awards	18,000	—	—	(234)	234	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	4,528	—	—	—	—	—	4,528
ESOP shares allocated or committed to be released	—	—	1,123	—	—	1,231	—	—	2,354
Exercise of stock options	438,486	—	—	—	5,709	—	(1,097)	—	4,612
Vesting of restricted stock awards	—	—	(3,857)	3,878	—	—	(21)	—	—
Forfeiture of restricted stock awards	(10,800)	—	—	130	(130)	—	—	—	—
Tax benefit from stock-based compensation	—	—	642	—	—	—	—	—	642
Balance at March 31, 2014	45,737,316	$562	$502,397	$(11,956)	$(136,915)	$(24,656)	$193,540	$3,195	$526,167
See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended March 31,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net income	$31,096	$27,874
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	6,882	6,945
Depreciation of premises and equipment	717	733
Net amortization and accretion of premiums and discounts on securities	934	1,732
Provision for losses on loans	700	3,600
Amortization and accretion of deferred loan fees, net	(2,345)	(2,177)
Increase in deferred taxes	(1,864)	(3,215)
Loss (gain) on loans available for sale	58	(80)
Gain on sale of investment securities	(51)	—
Gain on sale of real estate owned	(221)	(51)
Writedown of real estate owned	81	150
Proceeds from sale of real estate owned	1,191	1,099
Increase in cash surrender value of bank owned life insurance	(1,509)	(1,320)
Decrease in accrued interest receivable	581	742
Decrease in other assets	8,882	2,069
Increase in other liabilities	3,113	4,966
Net cash provided by operating activities	48,245	43,067
Cash flows from investing activities:
Net increase in loans receivable	(114,609)	(237,659)
Proceeds from sale of mortgage loans	—	3,562
Purchase of securities available for sale	(156,670)	—
Purchase of securities held to maturity	(1,658)	(10,629)
Proceeds from payments, calls and maturities of securities available for sale	72,304	137,949
Proceeds from payments, calls and maturities of securities held to maturity	2,909	3,363
Proceeds from sales of securities available for sale	18,129	—
Proceeds from sales of securities held to maturity	8,938	—
Purchase of Bank Owned Life Insurance	(6,040)	(10,600)
Net increase in Federal Home Loan Bank of New York stock	(2,346)	(6,064)
Net decrease in real estate held for investment	26	83
Net (increase) decrease in real estate joint ventures	(636)	26
Purchase of fixed assets	(349)	(413)
Net cash used by investing activities	(180,002)	(120,382)
Cash flows from financing activities:
Net increase (decrease) in deposits	110,964	(23,706)
Purchase of treasury stock	(1,586)	(1,524)
Dividends paid to shareholders	(32,954)	(35,688)
Exercise of stock options	4,612	2,587
Increase in advance payments by borrowers for taxes and insurance	386	1,084
Proceeds from borrowed funds	182,970	322,757
Repayment of borrowed funds	(130,750)	(191,550)
Tax benefit from stock based compensation	642	650
Net cash provided by financing activities	134,284	74,610
Net increase (decrease) in cash and cash equivalents	2,527	(2,705)
Cash and cash equivalents at beginning of period	12,065	11,439
Cash and cash equivalents at end of period	$14,592	$8,734
Supplemental cash flow information:
Cash paid during the period for:
Interest	$23,075	$22,627
Income taxes	$9,321	$17,270
Noncash transfer
Loans receivable transferred to real estate owned	$3,350	$3,304
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
In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three and nine months period ended March 31, 2014 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2014.
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
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at March 31, 2014 and June 30, 2013 and in the Consolidated Statements of Income for the three and nine months ended March 31, 2014 and 2013. Actual results could differ significantly from those estimates.
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

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share.

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net income	$10,739	$9,917	$31,096	$27,874
Weighted average common shares outstanding—basic	42,729	42,208	42,583	42,048
Effect of dilutive stock options outstanding	1,033	945	1,112	845
Weighted average common shares outstanding—diluted	43,762	43,153	43,695	42,893
Earnings per share-basic	$0.25	$0.23	$0.73	$0.66
Earnings per share-diluted	$0.25	$0.23	$0.71	$0.65

For the three months ended March 31, 2014 and 2013 there were 11,369 and 10,467 option shares, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for those periods.
For the nine months ended March 31, 2014 and 2013 there were 5,558 and 4,053 option shares, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for those periods.

3. Stock Repurchase Program
On June 27, 2011, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company repurchased 5,624,506 shares, representing approximately 10% of its then outstanding shares. A second stock repurchase plan, for 10% of the outstanding shares, or 5,062,056 shares, was announced on September 14, 2011 and a third repurchase plan for 5% of the outstanding shares, or 2,278,776 shares, was announced on November 14, 2011. At March 31, 2014, a total of 11,259,101 shares were acquired under these repurchase programs at a weighted average cost of $13.03 per share. The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company may conduct repurchases in accordance with a Rule 10b5-1trading plan. At March 31, 2014, there are 1,701,980 shares yet to be purchased under the current plans.

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
Stock options are granted at an exercise price equal to the market price of our common stock on the grant date, based on quoted market prices. Stock options generally vest over a five-year service period and expire ten years from issuance. The vesting of the options accelerate upon death or disability, retirement or a change in control and expire 90 days after termination of service, excluding disability or retirement. The Company recognizes compensation expense for all option grants over the awards’ respective requisite service periods. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Management estimated the expected life of the options using the simplified method. The Treasury yield in effect at the time of

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

the grant provides the risk-free rate for periods within the contractual life of the option. The Company classified share-based compensation for employees and outside directors within “compensation, payroll taxes and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid. The fair value of the options issued during the nine months ended March 31, 2014 and 2013 was estimated using the Black-Scholes options-pricing model with the following assumptions:

	Nine months ended March 31,
	2014	2013
Option shares granted	36,000	100,000
Expected dividend yield	6.25%	5.38%
Expected volatility	31.57%	35.25%
Risk-free interest rate	1.87%	0.99%
Expected option life	6.5	6.5

The following is a summary of the Company’s stock option activity and related information for its options plan as of March 31, 2014 and changes therein during the nine months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2013	6,422,891	$2.55	$11.39	6.9
Granted	36,000	2.40	16.19	10.0
Exercised	(438,486)	2.32	10.51	4.9
Forfeited	(22,800)	2.71	11.95	7.9
Expired	(12,371)	2.29	10.43	4.3
Outstanding at March 31, 2014	5,985,234	$2.57	$11.48	7.0
Exercisable at March 31, 2014	3,566,682	$2.47	$11.09	5.5
The Company recorded $536,000 and $534,000 of share based compensation expense related to the options granted for the three months ended March 31, 2014 and 2013, respectively and $1.6 million and $1.6 million for the nine months ended March 31, 2014 and 2013, respectively. Expected future expense related to the non-vested options outstanding at March 31, 2014 is $5.2 million over a weighted average period of 2.4 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.
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
The following is a summary of the status of the Company’s restricted stock shares as of March 31, 2014 and changes therein during the nine months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2013	1,301,480	$12.02
Granted	18,000	16.19
Vested	(321,620)	11.99
Forfeited	(10,800)	11.95
Non-vested at March 31, 2014	987,060	$12.11

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The Company recorded $974,000 and $982,000 of share based compensation expense related to the restricted stock shares granted for the three months ended March 31, 2014 and 2013, respectively and $2.9 million and $2.9 million for the nine months ended March 31, 2014 and 2013, respectively. Expected future expense related to the non-vested restricted shares at March 31, 2014 is $9.5 million over a weighted average period of 2.4 years.
5. Postretirement Benefits
The Company provides several post-retirement benefit plans to directors and to certain active and retired employees. The Company has a nonqualified Directors’ Retirement Plan (the Retirement Plan), a nonqualified Benefit Equalization Plan (BEP Plan) which provides benefits to employees who are disallowed certain benefits under the Company’s qualified benefit plans and a Post Retirement Medical Plan (the Medical Plan) for directors and certain eligible employees. Net periodic benefit costs for the three months and nine months ended March 31, 2014 and 2013 are presented in the following tables.

	Retirement Plan		BEP Plan		Medical Plan
	Three months ended March 31,
	2014	2013	2014	2013	2014	2013
	(In thousands)
Service cost	$32	$38	$—	$—	$11	$24
Interest cost	51	49	10	8	41	66
Amortization of unrecognized:
Prior service cost	14	15	—	—	—	—
Net loss	—	36	5	7	—	(8)
Total	$97	$138	$15	$15	$52	$82

	Nine months ended March 31,
	2014	2013	2014	2013	2014	2013
	(In thousands)
Service cost	$105	$114	$—	$—	$47	$51
Interest cost	160	148	32	26	137	107
Amortization of unrecognized:
Prior service cost	43	45	—	—	—	—
Net loss	—	110	16	20	—	96
Total	$308	$417	$48	$46	$184	$254

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

6. Loans
Net Loans are summarized as follows:

	March 31, 2014	June 30, 2013
	(In thousands)
Residential	$135,303	$128,451
Multifamily	872,729	908,242
Commercial real estate	1,348,586	1,192,815
Second mortgage and equity loans	22,534	24,637
Construction and land loans	34,634	44,537
Other loans	16,252	18,472
Total loans	2,430,038	2,317,154
Less:
Deferred loan fees, net	10,011	9,991
Allowance for loan losses	31,399	31,381
Net loans	$2,388,628	$2,275,782
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
The activity in the allowance for loan losses for the three and nine months ended March 31, 2014 and 2013 is summarized as follows:

	Three months ended March 31,		Nine months ended March 31,
	(In thousands)
	2014	2013	2014	2013
Balance at beginning of period	$30,640	$31,909	$31,381	$31,187
Provisions for loan losses	200	600	700	3,600
Recoveries of loans previously charged off	1,014	35	1,027	152
Loans charged off	(455)	(582)	(1,709)	(2,977)
Balance at end of period	$31,399	$31,962	$31,399	$31,962
The following table provides the three and nine month activity in the allowance for loan losses allocated by loan category at March 31, 2014 and 2013. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

	Three months ended March 31, 2014
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,897	$4,961	$19,090	$328	$1,167	$383	$2,814	$30,640
Charge-offs	—	—	(455)	—	—	—	—	(455)
Recoveries	—	—	14	—	1,000	—	—	1,014
Provisions	(55)	(339)	1,863	(15)	(1,037)	(46)	(171)	200
Ending balance	$1,842	$4,622	$20,512	$313	$1,130	$337	$2,643	$31,399

	Nine months ended March 31, 2014
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$2,224	$5,175	$19,339	$394	$1,233	$406	$2,610	$31,381
Charge-offs	(3)	(1,226)	(459)	(21)	—	—	—	(1,709)
Recoveries	—	—	26	—	1,001	—	—	1,027
Provisions	(379)	673	1,606	(60)	(1,104)	(69)	33	700
Ending balance	$1,842	$4,622	$20,512	$313	$1,130	$337	$2,643	$31,399

	Three months ended March 31, 2013
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$2,429	$3,816	$20,242	$424	$1,390	$491	$3,117	$31,909
Charge-offs	—	—	(582)	—	—	—	—	(582)
Recoveries	—	—	—	—	35	—	—	35
Provisions	(162)	491	546	(15)	(284)	(25)	49	600
Ending balance	$2,267	$4,307	$20,206	$409	$1,141	$466	$3,166	$31,962

	Nine months ended March 31, 2013
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$2,343	$3,113	$20,087	$475	$2,498	$348	$2,323	$31,187
Charge-offs	—	—	(1,151)	—	(1,826)	—	—	(2,977)
Recoveries	—	115	—	—	37	—	—	152
Provisions	(76)	1,079	1,270	(66)	432	118	843	3,600
Ending balance	$2,267	$4,307	$20,206	$409	$1,141	$466	$3,166	$31,962

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at March 31, 2014 and June 30, 2013.

	At March 31, 2014
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$266	$27	$723	$—	$—	$—	$—	$1,016
Collectively evaluated for impairment	1,576	4,595	19,789	313	1,130	337	2,643	30,383
Total	$1,842	$4,622	$20,512	$313	$1,130	$337	$2,643	$31,399
Loans receivable:
Individually evaluated for impairment	$4,703	$2,936	$10,466	$—	$—	$—		$18,105
Collectively evaluated for impairment	130,600	869,793	1,338,120	22,534	34,634	16,252		2,411,933
Total	$135,303	$872,729	$1,348,586	$22,534	$34,634	$16,252		$2,430,038

	At June 30, 2013
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$303	$787	$720	$—	$—	$—	$—	$1,810
Collectively evaluated for impairment	1,921	4,388	18,619	394	1,233	406	2,610	29,571
Total	$2,224	$5,175	$19,339	$394	$1,233	$406	$2,610	$31,381
Loans receivable:
Individually evaluated for impairment	$2,192	$7,139	$11,473	$—	$4,852	$—		$25,656
Collectively evaluated for impairment	126,259	901,103	1,181,342	24,637	39,685	18,472		2,291,498
Total	$128,451	$908,242	$1,192,815	$24,637	$44,537	$18,472		$2,317,154

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The Company continuously monitors the credit quality of its loans receivable. In addition to internal staff, the Company utilizes the services of a third party loan review firm to evaluate the credit quality ratings of its loan receivables. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified as “Satisfactory” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Pass/Watch” have generally acceptable asset quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such characteristics include strained liquidity, slow pay, stale financial statements or other circumstances requiring greater attention from bank staff. We classify an asset as “Special Mention” if the asset has a potential weakness that warrants management’s close attention. Such weaknesses, if left uncorrected may result in the deterioration of the repayment prospects of the asset. An asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Included in the Substandard caption are all loans that were past due 90 days (or more) and all impaired loans. The following table provides information about the loan credit quality at March 31, 2014 and June 30, 2013:

	Credit Quality Indicators at March 31, 2014
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$123,526	$5,624	$618	$5,535	$—	$135,303
Multifamily	851,476	15,776	1,963	3,514	—	872,729
Commercial real estate	1,212,362	75,995	6,744	53,485	—	1,348,586
Second mortgage and equity loans	22,356	154	24	—	—	22,534
Construction and land loans	15,573	18,526	—	535	—	34,634
Other loans	16,182	56	—	14	—	16,252
Total	$2,241,475	$116,131	$9,349	$63,083	$—	$2,430,038

	Credit Quality Indicators at June 30, 2013
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$117,061	$6,424	$646	$4,320	$—	$128,451
Multifamily	876,222	16,626	8,052	7,342	—	908,242
Commercial real estate	1,067,331	58,767	44,476	22,241	—	1,192,815
Second mortgage and equity loans	24,303	92	146	96	—	24,637
Construction and land loans	20,573	18,500	—	5,464	—	44,537
Other loans	18,411	—	—	61	—	18,472
Total	$2,123,901	$100,409	$53,320	$39,524	$—	$2,317,154

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following table provides information about loans past due at March 31, 2014 and June 30, 2013:

	At March 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (1)
	(In thousands)
Residential	$624	$618	$2,376	$3,618	$131,685	$135,303	$5,353
Multifamily	1,123	—	3,013	4,136	868,593	872,729	3,514
Commercial real estate	1,949	615	4,623	7,187	1,341,399	1,348,586	7,521
Second mortgage and equity loans	154	24	—	178	22,356	22,534	—
Construction and land loans	—	—	535	535	34,099	34,634	535
Other loans	—	14	—	14	16,238	16,252	14
Total	$3,850	$1,271	$10,547	$15,668	$2,414,370	$2,430,038	$16,937

	At June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (2)
	(In thousands)
Residential	$1,425	$1,384	$3,088	$5,897	$122,554	$128,451	$4,044
Multifamily	1,734	203	7,139	9,076	899,166	908,242	7,139
Commercial real estate	4,165	1,649	7,963	13,777	1,179,038	1,192,815	9,478
Second mortgage and equity loans	92	146	—	238	24,399	24,637	—
Construction and land loans	—	—	3,188	3,188	41,349	44,537	3,188
Other loans	—	61	—	61	18,411	18,472	61
Total	$7,416	$3,443	$21,378	$32,237	$2,284,917	$2,317,154	$23,910

(1)
Included in nonaccrual loans at March 31, 2014 are residential loans totaling $72,000 and commercial real estate loans totaling $1.0 million that were 30-59 days past due; other loans totaling $14,000 that were 60-89 days past due; residential loans totaling $2.9 million, multifamily loans totaling $501,000 and commercial real estate loans totaling $1.9 million that were less than 30 days past due.

(2)
Included in nonaccrual loans at June 30 ,2013 are residential loans totaling $739,000 and other loans totaling $61,000 that were 60-89 days past due; residential loans totaling $217,000 and commercial real estate loans totaling $1.5 million that were less than 30 days past due.

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. At March 31, 2014 impaired loans were primarily collateral-dependent and totaled $18.1 million, of which $4.8 million had a specific allowance for credit losses of $1.0 million and $13.3 million of impaired loans had no related allowance for credit losses. At June 30, 2013 impaired loans were primarily collateral-dependent and totaled $25.7 million, of which $11.3 million had a related allowance for credit losses of $1.8 million and $14.3 million of impaired loans had no related allowance for credit losses.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following table provides information about the Company’s impaired loans at March 31, 2014 and June 30, 2013:

	Impaired Loans
	At March 31, 2014			Nine months ended March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded;
Residential	$2,887	$2,887	$—	$3,028	$429
Multifamily	2,435	2,435	—	2,445	133
Commercial real estate	8,003	8,003	—	8,045	154
	13,325	13,325	—	13,518	716
With an allowance recorded:
Residential	$1,550	$1,816	$266	$1,552	$4
Multifamily	474	501	27	406	35
Commercial real estate	1,740	2,463	723	1,912	12
	3,764	4,780	1,016	3,870	51
Total:
Residential	$4,437	$4,703	$266	$4,580	$433
Multifamily	2,909	2,936	27	2,851	168
Commercial real estate	9,743	10,466	723	9,957	166
	$17,089	$18,105	$1,016	$17,388	$767

	Impaired Loans
	At June 30, 2013			Year ended June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded;
Multifamily	$2,455	2,455	—	2,457	30
Commercial real estate	7,000	7,000	—	7,055	202
Construction and land loans	4,852	4,852	—	4,893	—
	14,307	14,307	—	14,405	232
With an allowance recorded:
Residential	$1,890	$2,193	$303	$1,990	$27
Multifamily	3,897	4,684	787	4,277	142
Commercial real estate	3,752	4,472	720	4,133	118
	9,539	11,349	1,810	10,400	287
Total:
Residential	$1,890	$2,193	$303	$1,990	$27
Multifamily	6,352	7,139	787	6,734	172
Commercial real estate	10,752	11,472	720	11,188	320
Construction and land loans	4,852	4,852	—	4,893	—
	$23,846	$25,656	$1,810	$24,805	$519
Troubled debt restructured loans (“TDRs”) are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. The Company has selectively modified certain borrower’s loans to enable the borrower to emerge from delinquency and keep their loans current. The eligibility of a borrower for a TDR modification depends upon the facts and

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period. Management classifies all TDRs as impaired loans. Included in impaired loans at March 31, 2014 are $6.6 million of loans which are deemed TDRs. At June 30, 2013, TDRs totaled $3.8 million.
The following table presents additional information regarding the Company’s TDRs as of March 31, 2014 and June 30, 2013:

	Troubled Debt Restructurings at March 31, 2014
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$3,082	$3,082
Multifamily	—	501	501
Commercial real estate	262	2,749	3,011
Total	$262	$6,332	$6,594
Allowance	$—	$770	$770

	Troubled Debt Restructurings at June 30, 2013
	Performing	Nonperforming	Total
	(In thousands)
Residential	$372	$200	$572
Multifamily	—	468	468
Commercial real estate	—	1,087	1,087
Construction and land loans	1,664	—	1,664
Total	$2,036	$1,755	$3,791
Allowance	$—	$379	$379

The following tables present information about troubled debt restructurings for the periods presented:

	Three months ended March 31,
	2014			2013
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Commercial real estate	2	$811	$759	—	—	—
Total	2	$811	$759	—	—	$—
One of the relationships in the table above was granted a short-term deferral of past due payments and a shortened maturity. The other relationship was granted a deferral of past due payments until maturity.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

	Nine months ended March 31,
	2014			2013
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Residential	1	$3,188	$2,887	1	$187	$180
Commercial real estate	3	1,779	1,529	—	—	—
Total	4	$4,967	$4,416	1	$187	$180
Two of the relationships in the table above were granted a reduced rate and extended maturity. One of the relationships in the table above was granted a short-term deferral of past due payments and a shortened maturity. The other relationship was granted a deferral of past due payments until maturity.
There have not been any loans that were modified as TDR during the last twelve months that have subsequently defaulted (90 days or more past due) during the current quarter ended March 31, 2014.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

7. Investment Securities
Securities Held to Maturity
The following is a comparative summary of securities held to maturity at March 31, 2014 and June 30, 2013:

	March 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Mortgage-backed securities:
FHLMC	$2,661	$182	$—	$2,843
FNMA	26,675	326	987	26,014
GNMA	2,394	105	—	2,499
	$31,730	$613	$987	$31,356

	June 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Mortgage-backed securities:
FHLMC	$4,310	$287	$—	$4,597
FNMA	33,388	642	1,095	32,935
GNMA	2,984	109	—	3,093
CMO	1,191	39	—	1,230
	$41,873	$1,077	$1,095	$41,855

The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years ; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
The Company did not sell any securities held to maturity during the three months ended March 31, 2014 and 2013. Proceeds from the sale of securities held to maturity for the nine months ended March 31, 2014 were $8.9 million on securities with an amortized cost of $8.8 million, resulting in gross gains and gross losses of $117,400 and $16,700, respectively. The held to maturity securities sold were mortgage-backed securities with 15% or less of their original purchased balances remaining. The Company did not sell any securities held to maturity during the nine months ended March 31, 2013. Securities with fair values of $29.7 million and $34.4 million at March 31, 2014 and June 30, 2013, respectively, were pledged as collateral for advances. The Company did not record other-than-temporary impairment charges on securities held to maturity during the three and nine months ended March 31, 2014 and 2013.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Gross unrealized losses on securities held to maturity and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 were as follows (in thousands):

	March 31, 2014
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$9,204	365	6,739	622	15,943	987
	$9,204	$365	6,739	622	15,943	987

	June 30, 2013
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$19,354	1,095	—	—	19,354	1,095
	$19,354	$1,095	—	—	19,354	1,095

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

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Securities Available for Sale
The following is a comparative summary of securities available for sale at March 31, 2014 and June 30, 2013:

	March 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$4,996	$105	$—	$5,101
Equity securities	1,210	799	—	2,009
Mortgage-backed securities:
FHLMC	7,132	221	—	7,353
FNMA	56,116	1,416	255	57,277
CMO	308,226	2,439	744	309,921
	$377,680	$4,980	$999	$381,661

	June 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$9,988	$257	$—	$10,245
Equity securities	1,210	564	—	1,774
Mortgage-backed securities:
FHLMC	8,743	276	—	9,019
FNMA	43,152	1,604	—	44,756
CMO	249,278	3,526	308	252,496
	$312,371	$6,227	$308	$318,290
The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years ; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
The Company did not sell any securities available for sale during the three months ended March 31, 2014. Proceeds from the sale of securities available for sale for the nine months ended March 31, 2014 were $18.1 million on securities available for sale with an amortized cost of $18.2 million, resulting in gross gains and gross losses of $136,300 and $185,600, respectively. The Company did not sell any securities available for sale during the three and nine months ended March 31, 2013. There were no other-than-temporary impairment charges on available for sale securities for the three and nine months ended March 31, 2014 and 2013. The Equity securities caption relates to holdings of shares in financial institutions common stock. Available for sale securities with fair values of $260.3 million and $263.1 million at March 31, 2014 and June 30, 2013, respectively, were pledged as collateral for advances.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and June 30, 2013 were as follows:

	March 31, 2014
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$20,889	255	—	—	20,889	255
CMO	121,150	744	—	—	121,150	744
	$142,039	999	—	—	142,039	999

	June 30, 2013
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
CMO	$11,813	31	13,273	277	25,086	308
	$11,813	31	13,273	277	25,086	308
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

8. Deposits
Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. The Bank accepts brokered deposits on a limited basis, when deemed cost effective. At March 31, 2014 and June 30, 2013, we had brokered time deposits totaling $22.9 million with weighted average interest rates of 2.46% and weighted average maturities of 2.1 years and 2.8 years , respectively. Deposit balances are summarized as follows:

	March 31, 2014	June 30, 2013
	Amount	Amount
	(In thousands)
Checking accounts	$429,184	$361,131
Money market deposit accounts	441,702	422,878
Savings accounts	162,972	164,622
Time deposits	496,809	471,072
	$1,530,667	$1,419,703

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

9. Derivatives and Hedging Activities
Oritani is exposed to certain risks regarding its ongoing business operations. Derivative instruments are used to offset a portion of the Company's interest rate risk. Specifically, the Company has utilized interest rate swaps to partially offset the interest rate risk inherent in the Company's balance sheet. Oritani recognizes interest rate swaps as either assets or liabilities at fair value in the statement of financial condition with an offset recorded in Other Comprehensive Income and any ineffectiveness would be recorded in earnings. The interest rate swaps have been designed as cash flow hedges. The specific balance sheet item that is being hedged will be determined prior to the effective date of the transactions, though it is currently anticipated that the Company’s short term borrowing position is the item that will be hedged.
Oritani is exposed to credit-related losses in the event of nonperformance by the counterparties to the agreements. Oritani controls the credit risk through monitoring procedures and does not expect the counterparty to fail their obligations. Oritani only deals with primary dealers and believes that the credit risk inherent in these contracts was not significant during and at period end. Oritani has the right to demand that the counterparty post collateral to cover any market value shortfall of the counterparty regarding the transaction.
As of March 31, 2014, Oritani had entered into two interest rate swap agreements. Both of these agreements feature an extended period of time where no cash flows are exchanged, an “Effective Date” that indicates the commencement of the exchange of cash flows, followed by a seven year period where Oritani will receive 3 month LIBOR from the counterparty and pay interest to the counterparty at a fixed rate. The first agreement has a notional amount of $50 million at a fixed rate of 2.63% with an effective date of April 11, 2016 and a maturity date of April 11, 2023. The second agreement has a notional amount of $25 million at a fixed rate of 3.56% with an effective date of January 11, 2017 and a maturity date of January 11, 2024. The following table presents information regarding our derivative financial instruments at March 31, 2014 and June 30, 2013.

	At March 31, 2014		At June 30, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset derivatives
Interest rate swaps	$75,000	$2,360	$50,000	$2,584
There was no collateral pledged from Oritani to the counterparty at March 31, 2014 and June 30, 2013. There is the possibility that Oritani may need to pledge collateral in the future.

10. Income Taxes
The Company files income tax returns in the United States federal jurisdiction and in New Jersey, Pennsylvania and New York state jurisdictions. On March 31, 2014, New York State signed into law a tax reform package which contained changes to the corporate tax law. The majority of the corporate tax provisions take effect in tax years beginning on and after January 1, 2015. The changes enacted increased future marginal tax rates resulting in an increase in the Company's state deferred tax assets. The change in the value of the deferred tax assets must be reflected in the current period.  Accordingly, an $878,000 adjustment that decreased current period tax expense was recorded in March 2014.
The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2009. Currently, the Company is not under examination by any taxing authority. The Company did not have any uncertain tax positions at March 31, 2014 and June 30, 2013. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

11. Real Estate Joint Ventures, net and Real Estate Held for Investment
The Company accounts for investments in joint ventures under the equity method. The balance reflects the cost basis of investments, plus the Company’s share of income earned on the joint venture operations, less cash distributions, including excess cash distributions, and the Company’s share of losses on joint venture operations. Cash received in excess of the Company’s recorded investment in a joint venture is recorded as unearned revenue in other liabilities. The net book value of real estate joint ventures was $4.7 million and $4.1 million at March 31, 2014 and June 30, 2013, respectively.

Real estate held for investment includes the Company’s undivided interest in real estate properties accounted for under the equity method and properties held for investment purposes. Cash received in excess of the Company’s recorded investment for an undivided interest in real estate property is recorded as unearned revenue in other liabilities. The operations of the properties held for investment purposes are reflected in the financial results of the Company and included in the Other Income caption in the Income Statement. Properties held for investment purposes are carried at cost less accumulated depreciation. The net book value of real estate held for investment was $11,000 and $15,000 at March 31, 2014 and June 30, 2013, respectively.

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

Borrowings
The book value of overnight borrowings approximates the estimated fair value. The estimated fair value of term borrowings is calculated based on the discounted cash flow of contractual amounts due, using market rates currently available for borrowings of similar amount and remaining maturity. The Company classifies the estimated fair value of term borrowings as Level 2.
Derivatives
The fair value of our interest rate swaps was estimated using Level 2 inputs. The fair value was determined using third party prices that are based on discounted cash flow analyses using observed market interest rate curves and volatilities.

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
Assets Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets measured at fair value on a recurring basis as of March 31, 2014 and June 30, 2013 by level within the fair value hierarchy. There were no transfers between levels within the fair value hierarchy during the nine months ended March 31, 2014.

	Fair Value as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Government and federal agency obligations	$5,101	$—	$5,101	$—
Equity Securities	2,009	2,009	—	—
Mortgage-backed securities available for sale
FHLMC	7,353	—	7,353	—
FNMA	57,277	—	57,277	—
CMO	309,921	—	309,921	—
Total securities available for sale	381,661	2,009	379,652	—

Interest rate swaps	2,360	—	2,360	—
Total measured on a recurring basis	$384,021	$2,009	$382,012	$—

	Fair Value as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Government and federal agency obligations	$10,245	$—	$10,245	$—
Equity Securities	1,774	1,774	—	—
Mortgage-backed securities available for sale
FHLMC	9,019	—	9,019	—
FNMA	44,756	—	44,756	—
CMO	252,496	—	252,496	—
Total securities available for sale	318,290	1,774	316,516	—

Interest rate swap	2,584	—	2,584	—
Total measured on a recurring basis	$320,874	$1,774	$319,100	$—

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Assets Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets. The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of March 31, 2014 and June 30, 2013 by level within the fair value hierarchy.

	Fair Value as of March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$1,550	$—	$—	$1,550
Multifamily	474	—	—	474
Commercial real estate	4,670	—	—	4,670
Total impaired loans	6,694	—	—	6,694
Real estate owned
Multifamily	3,000	—	—	3,000
Commercial real estate	965	—	—	965
Total real estate owned	3,965	—	—	3,965
Total measured on a non-recurring basis	$10,659	$—	$—	$10,659

	Fair Value as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$1,890	$—	$—	$1,890
Multifamily	3,897	—	—	3,897
Commercial real estate	3,752	—	—	3,752
Construction and land loans	1,664	—	—	1,664
Total impaired loans	11,203	—	—	11,203
Real estate owned
Commercial real estate	672	—	—	672
Construction and land loans	1,070	—	—	1,070
Total real estate owned	1,742	—	—	1,742
Total measured on a non-recurring basis	$12,945	$—	$—	$12,945

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Estimated Fair Value of Financial Instruments
The following tables present the carrying amount, estimated fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s balance sheet at March 31, 2014 and June 30, 2013. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, and overnight borrowings.

	March 31, 2014		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Securities held to maturity	$31,730	$31,356	$—	$31,356	$—
Loans, net (1)	2,388,628	2,402,532	—	—	2,402,532
Financial liabilities:
Time deposits	496,809	500,839	—	500,839	—
Term borrowings	664,692	688,423	—	688,423	—

(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

	June 30, 2013		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Securities held to maturity	$41,873	$41,855	$—	$41,855	$—
Loans, net (1)	2,275,782	2,333,382	—	—	2,333,382
Financial assets:
Time deposits	471,072	473,652	—	473,652	—
Term borrowings	600,372	635,520	—	635,520	—

(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.
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

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

13. Other Comprehensive Income
The components of comprehensive income, both gross and net of tax, are presented for the periods below (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2014	2013	2014	2013
Gross:
Net income	$15,531	$15,796	$47,417	$44,430
Other comprehensive (loss) income
Change in unrealized holding gain on securities available for sale	2,154	(704)	(1,986)	(239)
Reclassification adjustment for security losses included in net income	—	—	49	—
Amortization related to post-retirement obligations	19	50	59	271
Change in unrealized gain on interest rate swaps	(1,199)	—	(223)	—
Total other comprehensive (loss) income	974	(654)	(2,101)	32
Total comprehensive income	16,505	15,142	45,316	44,462
Tax applicable to:
Net income	4,792	5,879	16,321	16,556
Other comprehensive (loss) income
Change in unrealized holding gain on securities available for sale	883	(290)	(820)	(91)
Reclassification adjustment for security losses included in net income	—	—	21	—
Amortization related to post-retirement obligations	10	21	24	110
Change in unrealized gain on interest rate swaps	(494)	—	(91)	—
Total other comprehensive (loss) income	399	(269)	(866)	19
Total comprehensive income	5,191	5,610	15,455	16,575
Net of tax:
Net income	10,739	9,917	31,096	27,874
Other comprehensive (loss) income
Change in unrealized holding gain on securities available for sale	1,271	(414)	(1,166)	(148)
Reclassification adjustment for security losses included in net income	—	—	28	—
Amortization related to post-retirement obligations	9	29	35	161
Change in unrealized gain on interest rate swaps	(705)	—	(132)	—
Total other comprehensive (loss) income	575	(385)	(1,235)	13
Total comprehensive income	$11,314	$9,532	$29,861	$27,887

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of tax, for the nine months ended March 31, 2014 and 2013 (in thousands):

	Unrealized Holding Gains on Securities Available for Sale	Post Retirement Obligations	Unrealized Holding Gains on Interest Rate Swaps	Accumulated Other Comprehensive Income, Net of Tax
Balance at June 30, 2013	$3,487	$(577)	$1,520	$4,430
Net change	(1,138)	35	(132)	(1,235)
Balance at March 31, 2014	$2,349	$(542)	$1,388	$3,195

Balance at June 30, 2012	$5,772	$(1,850)	$—	$3,922
Net change	(148)	161	—	13
Balance at March 31, 2013	$5,624	$(1,689)	$—	$3,935

The following table sets forth information about the amount reclassified from accumulated other comprehensive income (loss) to the consolidated statement of income and the affected line item in the statement where net income is presented (in thousands).

Accumulated Other Comprehensive Income (Loss) Component	Affected line item in the Consolidated Statement of Income	Three months ended March 31, 2014	Nine months ended March 31, 2014
Reclassification adjustment for security losses included in net income	Net gain on sale of assets	$—	$49

Amortization related to post-retirement obligations (1)
Prior service cost		14	43
Net loss (gain)		5	16
	Compensation, payroll taxes and fringe benefits	19	59

	Total before tax	19	108
	Income tax benefit	10	45
	Net of tax	9	63
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
Comparison of Financial Condition at March 31, 2014 and June 30, 2013
Total Assets. Total assets increased $174.1 million to $3.01 billion at March 31, 2014, from $2.83 billion at June 30, 2013.
Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) increased $2.5 million to $14.6 million at March 31, 2014, from $12.1 million at June 30, 2013.
Net Loans. Loans, net increased $112.8 million to $2.39 billion at March 31, 2014, from $2.28 billion at June 30, 2013, an annualized growth rate of 6.61%. For the quarter ended March 31, 2014, net loan balances grew $20.5 million, an annualized growth rate of 3.46%. Loan originations totaled $121.0 million and $407.2 million for the three and nine months ended March 31, 2014, respectively. The growth rate of the loan portfolio continues to be negatively impacted by an elevated level of prepayments. Prepayments and principal amortization totaled $101.0 million and $292.6 million for the three and nine months ended March 31, 2014, respectively.

Delinquency and non performing asset information is provided below:

	3/31/2014	12/31/2013	9/30/2013	6/30/2013	3/31/2013
	(Dollars in thousands)
Delinquency Totals
30—59 days past due	$2,755	$8,912	$13,465	$7,416	$7,241
60—89 days past due	1,256	1,601	1,105	2,643	3,948
Nonaccrual	16,937	19,866	23,760	23,910	24,304
Total	$20,948	$30,379	$38,330	$33,969	$35,493
Non Performing Asset Totals
Nonaccrual loans, per above	$16,937	$19,866	$23,760	$23,910	$24,304
Real Estate Owned	3,965	4,033	1,937	1,742	4,361
Total	$20,902	$23,899	$25,697	$25,652	$28,665
Nonaccrual loans to total loans	0.70%	0.82%	1.02%	1.03%	1.07%
Delinquent loans to total loans	0.86%	1.26%	1.65%	1.47%	1.57%
Non performing assets to total assets	0.70%	0.81%	0.91%	0.91%	1.02%

Total delinquent loans continued a general trend that is evident since March 31, 2013 (and prior). Other than for the September 30, 2013 period, total delinquent loans have decreased steadily. The 30-59 days past due category showed particular improvement at March 31, 2014, and this decrease was the primary contributor to the 31% decrease in total delinquent loans during the quarter. As further described below, the metrics in the nonaccrual total continue to show improvement. Nonaccrual loans totaled $16.9 million at March 31, 2014 and $5.3 million of this total were fully current at that date.

At March 31, 2014, there are seven nonaccrual loans with balances greater than $1.0 million. These loans are discussed below:

•
A $2.9 million construction loan for a luxury home in Morris County, New Jersey. The loan is classified as an impaired troubled debt restructuring ("TDR"). A modification/extension agreement was reached with the borrower during the quarter ended December 31, 2013. The loan has paid as agreed since the agreement. Principal payments totaling $300,000 have been received in conjunction with, and subsequent to, the modification. In accordance with the results of the impairment analysis for this loan, no reserve was required as of March 31, 2014, primarily due to a low estimated loan to value. The property was recently appraised for $5.8 million. If the loan continues to demonstrate satisfactory performance it will be returned to accrual status (although there can be no assurances that this will occur).

•
A $1.6 million residential loan on a single family residence in Bergen County, New Jersey. A foreclosure action was initiated when loan payments became delinquent. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, a $246,000 impairment reserve remains against this loan as of March 31, 2014. Oritani is pursuing legal remedies.

•
A $1.0 million loan on a mixed use property in Bergen County, New Jersey. The loan is classified as an impaired TDR. In accordance with the results of the impairment analysis for this loan, a $265,000 impairment reserve remains against this loan as of March 31, 2014. A forbearance agreement had previously been executed and the borrower has generally complied with the payment demands of the Company but not to the extent where the Company believes long term issues with the loan have been resolved. The loan is classified as nonaccrual as of March 31, 2014 and was 30 days delinquent at that time.

•
A $2.4 million loan on a multifamily property in New York City. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, no reserve was required as of March 31, 2014. The borrower is in bankruptcy. The bankruptcy court recently auctioned the property and the winning bid was for $4.65 million. The Company currently expects that this sale will close by September 30, 2014 and that all amounts due will be paid in full. Regular payments have resumed on this loan including a small amount toward the delinquent balance.

•
A $1.5 million loan on a retail building in Morris County, NJ. The loan is classified as impaired. The prior impairment reserve of $163,000 was charged off against this loan during the quarter ended March 31, 2014. In accordance with the results of the impairment analysis for this loan as of that date, no additional impairment reserve was necessary. The borrower reneged on the agreement to make certain payments toward amounts due on this loan and the Company has resumed its pursuit of legal remedies.

•
A $1.4 million loan on an office building in Somerset County, NJ. The loan is classified as impaired. The prior impairment reserve of $292,000 was charged off against this loan during the quarter ended March 31, 2014. In accordance with the results of the impairment analysis for this loan as of that date, no additional impairment reserve was necessary. This loan and the loan described directly above have the same borrower. The borrower also reneged on the agreement regarding this loan, and the Company has resumed its pursuit of legal remedies.

•
A $1.2 million loan on a lot and auto showroom in Bergen County, NJ. The loan is classified as an impaired TDR. A modification/extension agreement was reached with the borrower during the quarter ended December 31, 2013. The loan has paid as agreed since the agreement. In accordance with the results of the impairment analysis for this loan, a $407,000 impairment reserve was maintained against this loan as of March 31, 2014.

There are nine other multifamily/commercial real estate loans, totaling $4.0 million, classified as nonaccrual at March 31, 2014. The largest of these loans has a balance of $698,000 (and was fully current at March 31, 2014). There are seven other residential loans, totaling $845,000, classified as nonaccrual at March 31, 2014. The largest of these loans has a balance of $334,000.

Securities Available For Sale. Securities available for sale increased $68.3 million to $374.6 million at March 31, 2014, from $306.3 million at June 30, 2013.  Purchases of $156.7 million were partially offset by sales, payments, calls and maturities of $90.4 million. During the nine months ended March 31, 2014, securities with an amortized cost of $18.2 million were sold, resulting in gross gains and gross losses of $136,300 and $185,600, respectively. The securities sold had low principal balances remaining.
Securities held to maturity. Mortgage-backed securities HTM decreased $10.1 million to $31.7 million at March 31, 2014, from $41.9 million at June 30, 2013.  During the nine months ended March 31, 2014, securities with an amortized cost of $8.8 million were sold, resulting in gross gains and gross losses of $117,400 and $16,700, respectively. The securities sold had low principal balances remaining.
Bank Owned Life Insurance ("BOLI"). BOLI increased $7.6 million, or 12.6%, to $67.5 million at March 31, 2014, from $60.0 million at June 30, 2013, as additional BOLI investments have been made over the fiscal year.
Real Estate Owned. Real estate owned (“REO”) increased $2.2 million to $4.0 million at March 31, 2014, from $1.7 million at June 30, 2013. During the 2014 fiscal year, the Company has taken title to three properties and disposed of two properties. The $4.0 million balance at March 31, 2014 consists of 5 properties.
Deposits. Deposits increased $111.0 million to $1.53 billion at March 31, 2014, from $1.42 billion at June 30, 2013. For the quarter ended March 31, 2014, deposits grew $67.7 million, an annualized growth rate of 18.5%. The growth was achieved primarily in consumer and municipal deposits. Robust deposit growth is a strategic objective of the Company.
Borrowings. Borrowings increased $52.2 million to $885.9 million at March 31, 2014, from $833.7 million at June 30, 2013. For the quarter ended March 31, 2014, borrowings decreased $18.7 million.
Stockholders’ Equity. Stockholders' equity increased $7.5 million to $526.2 million at March 31, 2014, from $518.7 million at June 30, 2013. The increase was primarily due to net income and the proceeds from the exercise of stock options, partially offset by dividends, including a $0.25 special dividend paid in December, 2013. Based on our March 31, 2014 closing price of $15.81 per share, the Company stock was trading at 137.4% of book value.

Average Balance Sheet for the Three Months Ended March 31, 2014 and 2013
The following tables present certain information regarding Oritani Financial Corp.’s financial condition and net interest income for the three and nine months ended March 31, 2014 and 2013. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields, including prepayment penalties.

	Average Balance Sheet and Yield/Rate Information For the Three Months Ended (unaudited)
	March 31, 2014			March 31, 2013
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$2,386,440	$29,770	4.99%	$2,187,996	$30,229	5.53%
Federal Home Loan Bank Stock	44,838	504	4.50%	44,164	472	4.27%
Securities available for sale	7,073	30	1.70%	11,947	53	1.77%
Mortgage backed securities held to maturity	30,790	190	2.47%	40,308	243	2.41%
Mortgage backed securities available for sale	339,733	1,698	2.00%	373,844	1,582	1.69%
Federal funds sold and short term investments	3,200	2	0.25%	1,466	1	0.25%
Total interest-earning assets	2,812,074	32,194	4.58%	2,659,725	32,580	4.90%
Non-interest-earning assets	159,782			138,491
Total assets	$2,971,856			$2,798,216
Interest-bearing liabilities:
Savings deposits	168,051	96	0.23%	168,826	97	0.23%
Money market	432,735	544	0.50%	422,485	512	0.48%
Checking accounts	429,403	441	0.41%	269,308	235	0.35%
Time deposits	473,423	1,059	0.89%	494,394	1,167	0.94%
Total deposits	1,503,611	2,140	0.57%	1,355,013	2,011	0.59%
Borrowings	884,567	5,592	2.53%	875,740	5,273	2.41%
Total interest-bearing liabilities	2,388,179	7,732	1.30%	2,230,753	7,284	1.31%
Non-interest-bearing liabilities	58,832			56,873
Total liabilities	2,447,011			2,287,626
Stockholders’ equity	524,845			510,590
Total liabilities and stockholders’ equity	$2,971,856			$2,798,216
Net interest income		$24,462			$25,296
Net interest rate spread (2)			3.28%			3.59%
Net interest-earning assets (3)	$423,895			$428,972
Net interest margin (4)			3.48%			3.80%
Average of interest-earning assets to interest-bearing liabilities			117.75%			119.23%

(1)	Average Outstanding balance includes nonaccrual loans and interest earned includes prepayment income.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Average Balance Sheet and Yield/Rate Information For the Nine Months Ended (unaudited)
	March 31, 2014			March 31, 2013
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$2,324,546	$89,819	5.15%	2,107,814	$88,390	5.59%
Federal Home Loan Bank Stock	43,129	1,370	4.24%	41,509	1,316	4.23%
Securities available for sale	9,297	118	1.69%	14,706	185	1.68%
Mortgage backed securities held to maturity	34,148	621	2.42%	36,978	702	2.53%
Mortgage backed securities available for sale	313,887	4,533	1.93%	416,133	5,413	1.73%
Federal funds sold and short term investments	4,215	8	0.25%	1,478	3	0.25%
Total interest-earning assets	2,729,222	96,469	4.71%	2,618,618	96,009	4.89%
Non-interest-earning assets	152,195			131,522
Total assets	$2,881,417			2,750,140
Interest-bearing liabilities:
Savings deposits	168,280	291	0.23%	166,570	292	0.23%
Money market	420,432	1,521	0.48%	437,688	1,622	0.49%
Checking accounts	410,330	1,386	0.45%	234,424	508	0.29%
Time deposits	456,745	3,021	0.88%	522,649	4,058	1.04%
Total deposits	1,455,788	6,219	0.57%	1,361,331	6,480	0.63%
Borrowings	842,643	16,883	2.67%	817,620	15,972	2.60%
Total interest-bearing liabilities	2,298,432	23,102	1.34%	2,178,951	22,452	1.37%
Non-interest-bearing liabilities	56,789			56,733
Total liabilities	2,355,221			2,235,684
Stockholders’ equity	526,196			514,456
Total liabilities and stockholders’ equity	$2,881,417			$2,750,140
Net interest income		$73,367			$73,557
Net interest rate spread (2)			3.37%			3.52%
Net interest-earning assets (3)	$430,790			$439,667
Net interest margin (4)			3.58%			3.75%
Average of interest-earning assets to interest-bearing liabilities			118.74%			120.18%

(1)	Average Outstanding balance includes nonaccrual loans and interest earned includes prepayment income.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013
Net Income. Net income increased $822,000 to $10.7 million for the three months ended March 31, 2014, from $9.9 million for the corresponding 2013 period. The primary cause of the increased net income in the period ended March 31, 2014, was a decreased effective tax rate. As further detailed under "Income Tax Expense," a change in New York state tax law caused an increase in the value of the Company's deferred tax assets and a non recurring $878,000 reduction in current period income tax expense was recognized. Our annualized return on average assets was 1.45% for the three months ended March 31, 2014, and 1.42% for the three months ended March 31, 2013.
Interest Income. Total interest income decreased $386,000, to $32.2 million for the three months ended March 31, 2014, from $32.6 million for the three months ended March 31, 2013. The components of interest income for the three months ended March 31, 2014 and 2013, changed as follows:

	Three months ended March 31,				Increase / (decrease)
	2014		2013			Average
	$	Yield	$	Yield	$	Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$29,770	4.99%	$30,229	5.53%	$(459)	$198,444	(0.54)%
Dividends on FHLB stock	504	4.50%	472	4.27%	32	674	0.23%
Interest on securities AFS	30	1.70%	53	1.77%	(23)	(4,874)	(0.07)%
Interest on MBS HTM	190	2.47%	243	2.41%	(53)	(9,518)	0.06%
Interest on MBS AFS	1,698	2.00%	1,582	1.69%	116	(34,111)	0.31%
Interest on federal funds sold and short term investments	2	0.25%	1	0.25%	1	1,734	—%
Total interest income	$32,194	4.58%	$32,580	4.90%	$(386)	$152,349	(0.32)%

The Company continues to focus on organic growth of the multifamily and commercial real estate loan portfolios.  The average balance of loans increased $198.4 million over the periods. On a linked quarter basis (March 31, 2014 versus December 31, 2013), the average balance of loans grew $74.1 million. The growth was primarily achieved through originations. Loan originations totaled $121.0 million for the three months ended March 31, 2014. On a linked quarter basis, there is an inconsistency between the growth in the average balance of loans ($74.1 million) versus the growth in the period end balance ($20.5 million). This occurred due to the timing of originations and prepayments. The yield on the loan portfolio decreased 54 basis points for the quarter ended March 31, 2014 versus the comparable 2013 period. The decreased yield was primarily due to the impact of current market rates on new originations, refinancings, prepayments and repricings. The market rates on new originations are higher than they were last year but are still below the average yield of the loan portfolio. A portion of the decrease in yield is also attributable to prepayment penalties, which significantly impacted both periods. Prepayment penalties totaled $1.2 million in the 2014 period versus $1.5 million in the 2013 period. Prepayment penalties boosted annualized loan yield by 20 basis points in the 2014 period and 28 basis points in the 2013 period. The average balance of MBS AFS decreased $34.1 million for the quarter ended March 31, 2014 versus the comparable 2013 period. For the two year period from approximately September 30, 2011 through September 30, 2013, the Company believed that the risk/reward profiles of permissible securities no longer warranted additional investment. The few purchases that occurred during that time period were primarily to satisfy regulatory needs and were classified as held to maturity. Purchases of MBS AFS resumed subsequent to September 30, 2013 as the returns on permissible securities had risen to the level where the Company believed a certain level of investment was warranted. This situation was the primary reason for the decrease in average balance of MBS AFS detailed in the table above.
Interest Expense. Total interest expense increased $448,000, to $7.7 million for the three months ended March 31, 2014, from $7.3 million for the three months ended March 31, 2013. The components of interest expense changed as follows:

	Three months ended March 31,				Increase / (decrease)
	2014		2013			Average
	$	Cost	$	Cost	$	Balance	Cost
	(Dollars in thousands)
Savings deposits	$96	0.23%	$97	0.23%	$(1)	$(775)	—%
Money market	544	0.50%	512	0.48%	32	10,250	0.02%
Checking accounts	441	0.41%	235	0.35%	206	160,095	0.06%
Time deposits	1,059	0.89%	1,167	0.94%	(108)	(20,971)	(0.05)%
Total deposits	2,140	0.57%	2,011	0.59%	129	148,598	(0.02)%
Borrowings	5,592	2.53%	5,273	2.41%	319	8,827	0.12%
Total interest expense	$7,732	1.30%	$7,284	1.31%	$448	$157,426	(0.01)%

Management has implemented strategies with a goal of increasing deposits.  These strategies have generated success, and management expects these trends to continue.  However, such strategies may negatively impact future interest expense.  On a linked quarter basis (March 31, 2014 versus December 31, 2013), the average balance of deposits grew $56.5 million while the period end balance of deposits grew $67.7 million.  The annualized growth rate based on the ending balances was 18.5%.  On a linked quarter basis, the average cost of interest bearing deposits was stable.

The Company took additional steps during the quarter to further mitigate its interest rate risk position.  On March 10, 2014, $23.3 million in short term advances were replaced with 6 year fixed rate advances with a rate of 2.25%.  On March 14, 2014, the Company committed to a deferred interest rate hedge in a notional amount of $25.0 million.  The Company will begin exchanging cash flows under this hedge in January 2017.  The Company will receive Libor and pay 3.555%.  Cash flows will be exchanged for seven years and cease in January 2024. On April 10, 2014, the Company committed to an additional deferred interest rate hedge in a notional amount of $25.0 million. The Company will begin exchanging cash flows under this hedge in July 2017.  The Company will receive Libor and pay 3.665%. Cash flows will be exchanged for seven years and cease in July 2024.

Net Interest Income Before Provision for Loan Losses. Net interest income decreased $834,000, or 3.3%, to $24.5 million for the three months ended March 31, 2014, from $25.3 million for the three months ended March 31, 2013.  The Company's net interest income, spread and margin over the period are detailed in the table below.

	Including Prepayment Penalties			Excluding Prepayment Penalties
	Net Interest			Net Interest
For the Three Months Ended	Income Before			Income Before
	Provision	Spread	Margin	Provision	Spread	Margin
	(Dollars in thousands)
March 31, 2014	$24,462	3.28%	3.48%	$23,258	3.11%	3.31%
December 31, 2013	24,312	3.38%	3.60%	22,418	3.10%	3.32%
September 30, 2013	24,593	3.45%	3.67%	22,801	3.18%	3.41%
June 30, 2013	23,873	3.37%	3.58%	22,848	3.22%	3.43%
March 31, 2013	25,296	3.59%	3.80%	23,811	3.37%	3.58%

The Company's spread and margin have been significantly impacted by prepayment penalties. Due to this situation, the table above details results with and without the impact of prepayment penalties.  Management believes a truer trend of the impact of the current environment on the Company's net interest income, spread and margin, is evident in the table above that excludes prepayment income.  When viewed over the trailing year, both measurements essentially detail spread and margin erosion.  Versus the prior quarter, spread and margin are relatively consistent when prepayment penalties are excluded. Spread and margin erosion is evident in the results that include prepayment penalties primarily because prepayment penalties were higher during the quarter ended December 31, 2013 ($1.9 million) versus the current quarter ($1.2 million).  The Company's spread and margin are under pressure in the current interest rate environment due to several factors, including: rates on new loan originations and investment purchases; modifications of loans within the existing loan portfolio; prepayments of higher yielding loans and investments; limited ability to further reduce deposit and borrowing costs; promotional interest costs to attract new deposit customers and increases in borrowing costs for the long term borrowings. Market rates of interest have risen over the past year and the yield curve has steepened. A steep yield curve generally provides a benefit to the Company.  A portion of the increases have been captured in new loan origination rates, partially offsetting some of the pressures described above. The Company's largest interest rate risk exposure is to a flat or inverted yield curve.

The Company's net interest income and net interest rate spread were negatively impacted in both periods due to the reversal of accrued interest income on loans delinquent more than 90 days.  The total of such income reversed was $99,000 and $223,000 for the three months ended March 31, 2014 and 2013, respectively.

Provision for Loan Losses. The Company recorded provisions for loan losses of $200,000 for the three months ended March 31, 2014 as compared to $600,000 for the three months ended March 31, 2013. A rollforward of the allowance for loan losses for the three months ended March 31, 2014 and 2013 is presented below:

	Three months ended March 31,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$30,640	$31,909
Provisions charged to operations	200	600
Recoveries of loans previously charged off	1,014	35
Loans charged off	455	582
Balance at end of period	$31,399	$31,962

Improving delinquency and nonaccrual trends, changes in loan risk ratings, loan growth, reduced levels of charge-offs and economic and business conditions continue to have a meaningful impact on the current level of provision for loan losses. The provision for loan losses was lower in the 2014 period partially due to these factors. In addition, improvements in general economic and business conditions have also impacted the level of provisioning by decreasing the necessary level of general allowances. One particular item that had an impact on the level of provision for loan losses for the quarter ended March 31, 2014 was the significant level of recoveries.  A $947,000 recovery was realized when a loan, which had been partially charged off, paid in full during the quarter. See additional information regarding the allowance for loan losses in footnote 6 of the financial statements and “Comparison of Financial Condition at March 31, 2014 and June 30, 2013-Net Loans.”
Other Income. Other income increased $97,000 to $1.1 million for the three months ended March 31, 2014, from $1.0 million for the three months ended March 31, 2013.  The increase is primarily due to a $94,000 increase on income from investments in joint ventures. This primarily relates to one commercial property that incurred flood damage and has underperformed for the majority of the past two fiscal years. A significant amount of repairs occurred during the three months ended March 31, 2013 and a loss was incurred in that time period. The property is expected to return to historical levels of profitability in fiscal 2015.
Other Expenses. Operating expenses decreased $72,000 to $9.8 million for the three months ended March 31, 2014, from $9.9 million for the three months ended March 31, 2013. Compensation, payroll taxes and fringe benefits decreased $175,000 to $6.9 million for the three months ended March 31, 2014, from $7.1 million for the three months ended March 31, 2013.  The decrease was primarily due to decreased expenses associated with the Company's nonqualified benefit plans. Office occupancy and equipment expense increased $183,000 to $920,000 for the three months ended March 31, 2014, from $737,000 for the three months ended March 31, 2013, primarily due to increased maintenance expenses, particularly snow plowing costs.
Income Tax Expense. Income tax expense for the three months ended March 31, 2014 was $4.8 million on pre-tax income of $15.5 million, resulting in an effective tax rate of 30.9%.  Income tax expense for the three months ended March 31, 2013 was $5.9 million on pre-tax income of $15.8 million, resulting in an effective tax rate of 37.2%. Due to a change in New York state tax law in March 2014, the future effective tax rate of the Company will likely increase.  However, the value of the Company's deferred tax assets increased as a result of this change in law.  The change in the value of the deferred tax assets must be reflected in the current period.  Accordingly, an $878,000 adjustment that decreased current period tax expense was recorded in March 2014.

Comparison of Operating Results for the Nine Months Ended March 31, 2014 and 2013
Net Income. Net income increased $3.2 million, or 11.6%, to $31.1 million for the nine months ended March 31, 2014, from $27.9 million for the corresponding 2013 period. The primary cause of the increased net income in the nine month period ended March 31, 2014, was a decreased effective tax rate. As further detailed under "Income Tax Expense," a change in New York state tax law caused an increase in the value of the Company's deferred tax assets and a non recurring $878,000 reduction in current period income tax expense was recognized. The 2014 results were also impacted by decreased provision for loan losses and increased other income, partially offset by increased other expenses. Our annualized return on average assets was 1.44% for the nine months ended March 31, 2014, and 1.35% for the nine months ended March 31, 2013.
Interest Income. Total interest income increased $460,000, to $96.5 million for the nine months ended March 31, 2014, from $96.0 million for the nine months ended March 31, 2013. The components of interest income for the nine months ended March 31, 2014 and 2013, changed as follows:

	Nine months ended March 31,				Increase / (decrease)
	2013		2012			Average
	$	Yield	$	Yield	$	Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$89,819	5.15%	$88,390	5.59%	$1,429	$216,732	(0.44)%
Dividends on FHLB stock	1,370	4.24%	1,316	4.23%	54	1,620	0.01%
Interest on securities AFS	118	1.69%	185	1.68%	(67)	(5,409)	0.01%
Interest on MBS HTM	621	2.42%	702	2.53%	(81)	(2,830)	(0.11)%
Interest on MBS AFS	4,533	1.93%	5,413	1.73%	(880)	(102,246)	0.20%
Interest on federal funds sold and short term investments	8	0.25%	3	0.25%	5	2,737	—%
Total interest income	$96,469	4.71%	$96,009	4.89%	$460	$110,604	(0.18)%

The explanations provided in “Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013, Interest Income” regarding changes for the three month period comparison are also applicable to the nine month period comparison. Prepayment penalties again significantly impacted both nine month periods, but were higher in the nine months ended March 31, 2014 versus the comparable 2013 period. Prepayment penalties totaled $4.9 million in the 2014 period versus $4.1 million in the 2013 period, and boosted annualized loan yield by 28 basis points in the 2014 period versus 26 basis points in the 2013 period. Loan originations for the nine months ended March 31, 2014 totaled $407.2 million versus $510.6 million for the 2013 period.

Interest Expense. Total interest expense increased $650,000, to $23.1 million for the nine months ended March 31, 2014, from $22.5 million for the nine months ended March 31, 2013. The components of interest expense for the nine months ended March 31, 2014 and 2013, changed as follows:

	Nine months ended March 31,				Increase / (decrease)
	2014		2013			Average
	$	Cost	$	Cost	$	Balance	Cost
	(Dollars in thousands)
Savings deposits	$291	0.23%	$292	0.23%	$(1)	$1,709	—%
Money market	1,521	0.48%	1,622	0.49%	(101)	(17,256)	(0.01)%
Checking accounts	1,386	0.45%	508	0.29%	878	175,906	0.16%
Time deposits	3,021	0.88%	4,058	1.04%	(1,037)	(65,904)	(0.16)%
Total deposits	6,219	0.57%	6,480	0.63%	(261)	94,455	(0.06)%
Borrowings	16,883	2.67%	15,972	2.60%	911	25,023	0.07%
Total interest expense	$23,102	1.34%	$22,452	1.37%	$650	$119,478	(0.03)%

The explanations provided in “Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013, Interest Expense” regarding changes for the three month period comparison are also applicable to the nine month period comparison.

Net Interest Income Before Provision for Loan Losses. Net interest income decreased by $190,000, or 0.3%, to $73.4 million for the nine months ended March 31, 2014, from $73.6 million for the nine months ended March 31, 2013. The Company’s net interest rate spread and margin decreased to 3.37% and 3.58% for the nine months ended March 31, 2014, from 3.52% and 3.75% for the nine months ended March 31, 2013, respectively. The factors described in “Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013, Net Interest Income Before Provision for Loan Losses” also impacted the nine month periods. The Company’s net interest income and net interest rate spread were negatively impacted in both periods due to the reversal of accrued interest income on loans delinquent more than 90 days. The Company’s net interest income was reduced $457,000 and $1.5 million for the nine months ended March 31, 2014 and 2013, respectively, due to the impact of nonaccrual loans.
Provision for Loan Losses. The Company recorded provisions for loan losses of $700,000 for the nine months ended March 31, 2014 as compared to $3.6 million for the nine months ended March 31, 2013. A rollforward of the allowance for loan losses for the nine months ended March 31, 2014 and 2013 is presented below:

	Nine months ended March 31,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$31,381	$31,187
Provisions charged to operations	700	3,600
Recoveries of loans previously charged off	1,027	152
Loans charged off	(1,709)	(2,977)
Balance at end of period	$31,399	$31,962
See discussion of the allowance for loan losses in “Comparison of Financial Condition at March 31, 2014 and June 30, 2013” and footnote 6 of the financial statements.
Other Income. Other income increased $1.1 million to $4.2 million for the nine months ended March 31, 2014 from $3.1 million for the nine months ended March 31, 2013. The increase is primarily due to a $530,000 increase on income from investments in joint ventures. The nine month period was also impacted by the issue described in “Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013, Other Income” regarding the commercial property that incurred flood damage. Operations at this property were negatively impacted to a greater degree in the 2013 period as higher expenses were incurred as well as a writedown of expected insurance reimbursements. Service charges increased $206,000 to $870,000 for the nine months ended March 31, 2014 from $664,000 for the nine months ended March 31, 2013. The increase was primarily due to increases in late fees on loans, ATM fees and non sufficient funds fees. Bank-owned life insurance ("BOLI") income increased $189,000 to $1.5 million for the nine months ended March 31, 2014 from $1.3 million for the nine months ended March 31, 2013 and was primarily due to additional BOLI investment.
Other Expenses. Operating expenses increased $835,000 to $29.5 million for the nine months ended March 31, 2014, from $28.6 million for the nine months ended March 31, 2013. The increase was primarily due to compensation, payroll taxes and fringe benefits, which increased $496,000 to $21.5 million for the nine months ended March 31, 2014, from $21.0 million for the nine months ended March 31, 2013.  The increase was primarily due to expenses associated with the Company's defined benefit plan. This plan is frozen but actuarial changes to the present value of future payment obligations along with changes to the estimated earnings on assets require ongoing expenses and likely future contributions. In the 2013 period, the valuation of the defined benefit plan allowed a reversal of an accrual that had existed at that time. There were also increases in direct compensation due to additional staffing and salary adjustments. These increases were partially offset by decreased expenses regarding other retirement plans. Office occupancy and equipment expense increased $252,000 primarily due to increased maintenance expenses, particularly snow plowing costs.
Income Tax Expense. Income tax expense for the nine months ended March 31, 2014, was $16.3 million, due to pre-tax income of $47.4 million, resulting in an effective tax rate of 34.4%. For the nine months ended March 31, 2013, income tax expense was $16.6 million, due to pre-tax income of $44.4 million, resulting in an effective tax rate of 37.3%. The decreased rate in 2014 was primarily due to a change in New York state tax law in March 2014. See discussion in "Comparison of Operating Results for the Three Months Ended March 31, 2014 and 2013, Income Tax expense for more information on the effect of the New York State tax law change.

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
At March 31, 2014 and June 30, 2013, the Company had $46.2 million and $83.3 million in overnight borrowings from the FHLB, respectively. In addition, the Company had additional short term borrowings of $175.0 million and $150.0 million at March 31, 2014 and June 30, 2013, respectively. The Company had total borrowings of $885.9 million at March 31, 2014 and $833.7 million at June 30, 2013. The Company’s total borrowings at March 31, 2014 include $664.7 million in longer term borrowings with the FHLB. In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At March 31, 2014, outstanding commitments to originate loans totaled $158.9 million and outstanding commitments to extend credit totaled $32.7 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $335.4 million at March 31, 2014. Based upon historical experience, management estimates that a large portion of such deposits will remain with the Company. The portion that remains will be significantly impacted by the renewal rates offered by the Company.
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
As of March 31, 2014 and June 30, 2013, the Company and Bank exceeded all regulatory capital requirements as follows:

	March 31, 2014
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital (to risk-weighted assets)	$554,371	21.4%	$207,666	8.0%
Tier I capital (to risk-weighted assets)	522,972	20.2	103,833	4.0
Tier I capital (to average assets)	522,972	17.6	118,874	4.0

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Total capital (to risk-weighted assets)	$464,581	18.1%	$205,185	8.0%
Tier I capital (to risk-weighted assets)	433,362	16.9	102,592	4.0
Tier I capital (to average assets)	433,362	14.6	118,972	4.0

	June 30, 2013
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital (to risk-weighted assets)	$545,031	22.16%	$196,772	8.0%
Tier I capital (to risk-weighted assets)	514,280	20.91	98,386	4.0
Tier I capital (to average assets)	514,280	18.30	112,428	4.0

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Total capital (to risk-weighted assets)	$465,301	19.19%	$194,023	8.0%
Tier I capital (to risk-weighted assets)	434,975	17.93	97,012	4.0
Tier I capital (to average assets)	434,975	15.55	111,908	4.0
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
The table below sets forth, as of March 31, 2014, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
				NPV Ratio (4)	Increase (Decrease) basis points
		Amount	Percent
(Dollars in thousands)
+200	$482,044	$(74,152)	(13.3)%	16.6%	(159)
+100	524,085	(32,111)	(5.8)	17.6	(63)
—	556,196	—	—	18.2	—
(100)	596,568	40,372	7.3	19.1	86

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at March 31, 2014, in the event of a 100 basis point decrease in interest rates, we would experience an 7.3% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 13.3% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.
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

ORITANI FINANCIAL CORP.

Date:	May 9, 2014	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date:	May 9, 2014	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer