Form 10-K
period 2014-06-30
Oritani Financial Corp
filed 2014-09-15
CIK 1483195

SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549

FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHNAGE ACT OF 1934
For the Fiscal Year Ended         June 30, 2014
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

Large accelerated filer [ ]        Accelerated filer [X]    Non-accelerated filer [ ]        Small reporting company [ ]
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES YES [ ] NO [X]
As of September 15, 2014, there were 56,245,065 shares of the Registrant’s common stock, par value $0.01 per share, issued and 44,819,654 shares outstanding.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2013, as reported by the Nasdaq Global Market, was approximately $623.5 million.

DOCUMENTS INCORPORATED BY REFERENCE
1. Proxy Statement for the 2014 Annual Meeting of Stockholders of the Registrant (Part III).

Oritani Financial Corp.
2014 Annual Report on Form 10-K

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
Oritani Financial Corp.
Oritani Financial Corp. is the stock holding company for Oritani Bank. It is a Delaware corporation that was incorporated in March 2010. The Company is the successor to Oritani Financial Corp. (“Oritani-Federal”), a federal corporation and former stock holding company of Oritani Bank. In conjunction with the second step transaction of Oritani Financial Corp., MHC, the former mutual holding company parent, Oritani-Federal ceased to exist and the Company became its successor. The second step transaction was completed on June 24, 2010 and accounted for as capital raised by entities under common control. The Company sold a total of 41,363,214 shares of common stock at $10.00 per share in the related stock offering. Concurrent with the completion of the offering, shares of Oritani-Federal common stock owned by public stockholders were exchanged for 1.50 shares of the Company’s common stock. In lieu of fractional shares, shareholders were paid in cash. The Company also issued 481,546 shares of common stock for the accelerated vesting of restricted stock awards triggered by the conversion. As a result of the offering, the exchange, and shares issued due to the accelerated vesting, as of June 30, 2010, the Company had 56,202,485 shares outstanding. Net proceeds from the offering were $401.8 million.
Oritani Financial Corp. owns 100% of the outstanding shares of common stock of Oritani Bank. Oritani Financial Corp. primarily engages in the business of holding the common stock of Oritani Bank as well as two limited liability companies that own a variety of real estate investments. Oritani Financial Corp.’s executive office is located at 370 Pascack Road, in the Township of Washington, New Jersey 07676, and its telephone number is (201) 664-5400. Oritani Financial Corp. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (“FRB”). At June 30, 2014, Oritani Financial Corp. had consolidated assets of $3.14 billion, consolidated deposits of $1.58 billion and consolidated stockholders’ equity of $526.3 million. Its consolidated net income for the fiscal year ended June 30, 2014 was $41.1 million.
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
Oritani Bank
General
Oritani Bank is a New Jersey-chartered savings bank headquartered in the Township of Washington, New Jersey. Oritani Bank was originally founded in 1911, as a New Jersey building and loan association. Over the years, Oritani Bank has expanded through internal growth as well as through a series of business combinations. Oritani Bank conducts business from its corporate office located at 370 Pascack Road, in the Township of Washington, New Jersey 07676, two lending offices in New York and its 24 branch offices located in the New Jersey Counties of Bergen, Hudson, Essex and Passaic. The telephone number at its corporate office is (201) 664-5400. At June 30, 2014, Oritani Bank's assets totaled $3.11 billion and our deposits totaled $1.58 billion.
Our principal business consists of attracting retail and commercial bank deposits from the general public in the areas surrounding our corporate office in the Township of Washington, New Jersey, our lending offices in New York and our branch offices located in the New Jersey Counties of Bergen, Hudson, Essex and Passaic, and investing those deposits, together with funds generated from operations, in multifamily and commercial real estate loans, one to four family residential mortgage loans as well as in second mortgage and equity loans, construction loans, business loans, other consumer loans, and investment securities. We originate loans primarily for investment and hold such loans in our portfolio. Occasionally, we will also enter into loan participations. Our revenues are derived principally from interest on loans and securities as well as our investments in real estate and real estate joint ventures. We also generate revenues from fees and service charges and other income. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.
Market Area
From our headquarters in the Township of Washington, New Jersey, we operate 25 full service branches, including our corporate office. We operate branches in four counties of New Jersey: Bergen, Hudson, Essex and Passaic. The majority of our branches (seventeen) and deposits are located in Bergen County. In addition, we operate five branches in Hudson County, one branch in Essex County and two branches in Passaic County. Our residential lending area generally encompasses northern New Jersey. Our market area for commercial lending, including multifamily lending, is broader, generally including the state of New Jersey, Eastern Pennsylvania, Southern New York, New York City and parts of Connecticut, Delaware and Maryland. Our consumer lending is generally limited to the bank’s designated lending area which is considerably closer to our branch offices.
In terms of population, Bergen County ranks as the largest county in New Jersey (out of 21 counties) while Hudson County ranks fourth, Essex County ranks third and Passaic County ranks ninth. The economy in our primary market area has benefited from being varied and diverse. It is largely urban and suburban with a broad economic base. As one of the wealthiest states in the nation, New Jersey, with an estimated population of 8.9 million, is considered one of the most attractive banking markets in the United States. As of July 2014, the unemployment rate for New Jersey was 6.5%, which was higher than the national rate of 6.2%, with a total of 4.2 million New Jersey residents employed as of July 2014. Bergen County is considered part of the New York metropolitan area. Its county seat is Hackensack. Bergen County ranks 43th among the highest-income counties in the United States in 2012 in terms of per-capita income.
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
Competition
We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2013, the latest date for which statistics are available, our market share of deposits was approximately 2.9% in Bergen County and less than 1.0% in each of Essex, Hudson, and Passaic Counties.
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

Lending Activities
Our principal lending activity is the origination of multifamily loans and commercial real estate loans as well as residential real estate mortgage loans and construction loans secured by property located primarily in our market area. Our multifamily loans consist primarily of mortgage loans secured by apartment buildings. Our commercial real estate loans consist primarily of mortgage loans secured by commercial offices, retail space, warehouses and mixed-use buildings. Our residential real estate mortgage loans consist of one to four family residential real property and consumer loans. Construction loans consist primarily of one to four family, and to a lesser extent, commercial development projects. We curtailed construction lending during fiscal 2009 due to market and economic conditions and now only originate such loans on an exception basis. Second mortgage and equity loans consist primarily of home equity loans and home equity lines of credit. Multifamily and commercial real estate loans represented $2.33 billion, or 91.7%, of our total loan portfolio at June 30, 2014. One to four family residential real estate mortgage loans represented $138.9 million, or 5.5%, of our total loan portfolio at June 30, 2014. As market rates for residential loans have decreased, Oritani Bank’s rates for these products have been less than competitive. Consequently, residential loan balances have been decreasing throughout the last four fiscal years. We also offer second mortgages and equity loans. At June 30, 2014, such loans totaled $21.7 million, or 0.9%, of our loan portfolio. At June 30, 2014, construction and land loans totaled $35.0 million, or 1.3%, of our loan portfolio. At June 30, 2014, other loans, which primarily consist of business and to a smaller extent, account loans, totaled $16.0 million, or 0.6% of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.

	At June 30,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential	$138,909	5.5%	$128,451	5.5%	$139,072	6.8%	$172,972	10.1%	$244,126	15.9%
Multi-family	880,638	34.6	908,242	39.2	679,783	33.5	474,776	27.8	360,380	23.5
Commercial real estate	1,453,164	57.1	1,192,815	51.5	1,116,335	54.9	901,916	52.9	760,076	49.5
Second mortgage and equity loans	21,692	0.9	24,637	1.1	30,052	1.5	38,706	2.3	48,110	3.1
Construction and land loans	34,951	1.3	44,537	1.9	48,887	2.4	86,502	5.1	102,137	6.6
Other loans	15,992	0.6	18,472	0.8	17,622	0.9	30,571	1.8	21,753	1.4
Total loans	2,545,346	100.0%	2,317,154	100.0%	2,031,751	100.0%	1,705,443	100.0%	1,536,582	100.0%
Other items:
Net deferred loan origination fees	10,051		9,991		7,747		6,080		4,800
Allowance for loan losses	31,401		31,381		31,187		26,514		25,902
Total loans, net	$2,503,894		$2,275,782		$1,992,817		$1,672,849		$1,505,880

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2014. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

									Construction
	Residential		Multi-family		Commercial		Second Mortgage		and Land		Other Loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending June 30,
2015	$1,645	4.27%	$11,091	6.02%	$26,829	6.10%	$155	5.06%	$20,421	5.50%	$13,212	4.68%	$73,353	5.62%
2016 to 2017	3,067	4.05	1,105	5.55	24,430	4.86	279	5.03	4,368	5.77	357	5.02	33,606	4.93
2018 to 2019	4,883	4.82	31,221	4.65	167,505	5.27	1,748	4.90	—	—	146	6.04	205,503	5.16
2020 to 2024	12,033	4.58	628,560	4.01	850,832	4.29	5,049	4.68	—	—	468	5.75	1,496,942	4.18
2025 to 2029	12,714	4.32	85,253	4.06	297,044	4.45	6,654	4.83	—	—	1,809	4.13	403,474	4.37
2030 and beyond	104,567	4.31	123,408	4.91	86,524	5.35	7,807	5.20	10,162	6.36	—	—	332,468	4.89
Total	$138,909	4.35%	$880,638	4.19%	$1,453,164	4.54%	$21,692	4.94%	$34,951	5.78%	$15,992	4.67%	$2,545,346	4.43%

The following table sets forth, at June 30, 2014, the dollar amount of all fixed- and adjustable-rate loans that are contractually due after June 30, 2015.

	Due After June 30, 2015
	Fixed	Adjustable	Total
	(In thousands)
Residential	$104,388	$32,876	$137,264
Multi-family	159,507	710,040	869,547
Commercial real estate	356,518	1,069,817	1,426,335
Second mortgage and equity loans	16,967	4,570	21,537
Construction and land loans	10,162	4,368	14,530
Other loans	2,426	354	2,780
Total loans	$649,968	$1,822,025	$2,471,993
Loans:
Residential Loans. We originate one to four family residential mortgage loans substantially all of which are secured by properties located in our primary market area. At June 30, 2014, $138.9 million, or 5.5% of our loan portfolio, consisted of one to four family residential mortgage loans. We generally retain for our portfolio substantially all of the loans that we originate. One to four family mortgage loan originations are generally obtained from existing or past customers, through advertising, and through referrals from local builders, real estate brokers, and attorneys and are underwritten pursuant to Oritani Bank’s policies and standards. In 2008, the Company began a program where a fee is paid to a broker for a loan referral that results in an origination or a purchase of a recently closed loan. Generally, one to four family residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. We generally will not make loans with a loan-to-value ratio in excess of 90%. Fixed rate mortgage loans are originated for terms of up to 30 years. Generally, fixed rate residential mortgage loans are underwritten according to Freddie Mac guidelines, policies and procedures, with a maximum origination amount of $2.0 million. Oritani Bank's residential underwriting satisfies the "qualified mortgages" regulations issued by the Consumer Financial Protection Bureau. Oritani Bank will not originate non-qualified mortgage loans. We do not originate or purchase, and our loan portfolio does not include, any sub-prime loans.
We also offer adjustable rate mortgage loans for one to four family properties, with an interest rate based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one-year, which adjust either annually or every three years from the outset of the loan or which adjusts annually after a five-, seven- or ten-year initial fixed rate period. Originations of adjustable rate one to four family residential loans totaled $5.3 million and $2.1 million for the fiscal years ended June 30, 2014 and 2013. Our adjustable rate mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate. Our adjustable rate mortgage loans amortize over terms of up to 30 years.
Adjustable rate mortgage loans decrease the Bank’s risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates. At June 30, 2014, $32.9 million, or 23.7% of our one to four family residential real estate loans, had adjustable rates of interest.
In an effort to provide financing for first-time homebuyers, we offer our own first-time homebuyer loan program. This program offers one to four family residential mortgage loans to qualified individuals. These loans are underwritten and offered with terms and adjustable and fixed rates of interest similar to our other one to four family mortgage loan products. With this program, borrowers receive a discounted mortgage interest rate and do not pay certain loan origination fees. Such loans must be secured by an owner-occupied residence. These loans are originated using similar underwriting guidelines as our other one to four family mortgage loans. Such loans are originated in amounts of up to 90% of the lower of the property’s appraised value or the sale price. Private mortgage insurance is not required for such loans. The maximum amount of such loan is $275,000. We also participate in the Federal Home Loan Bank’s (“FHLB”) Mortgage Partnership Finance (“MPF”) program. The MPF program offers potentially lower rates to qualified individuals on one to four family residential mortgage loans and provides the Bank with additional opportunity for income. Loans originated through the MPF program can be sold to FHLB with minimal recourse to the Bank.

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
Multifamily and Commercial Real Estate Loans. We originate non-residential commercial real estate mortgage loans and loans on multifamily dwellings. At June 30, 2014, $2.33 billion, or 91.7% of our loan portfolio, consisted of multifamily and commercial real estate loans. Our commercial real estate mortgage loans are primarily permanent loans secured by improved property such as retail stores, mixed-use properties, self-storage facilities, mobile home parks, commercial warehouses and office buildings. The retail store caption includes stand alone groceries and drug stores, and we generally seek this type of anchor tenant at multi-store facilities. Our multifamily mortgage loans are primarily permanent loans secured by apartment buildings. The typical loan has a fixed rate of interest for the first five years, after which the loan reprices to a market index plus a spread, with a floor of the original rate. The fixed rate period is occasionally extended to as much as ten years. These loans typically amortize over 30 years though we will often require shorter amortization. We also offer such loans on a self-amortizing basis with fixed rate terms up to 20 years. References to commercial real estate loans below refer to multifamily and commercial real estate.
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
For commercial loans with balances greater than $1.0 million, a borrower’s financial information is monitored on an ongoing basis by requiring periodic financial statement updates and payment history reviews. We require commercial borrowers to provide annually updated financial statements and federal tax returns. These requirements also apply to the individual principals of our commercial borrowers. We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable. The largest commercial real estate loan in our portfolio at June 30, 2014 was a $32.4 million loan secured by multi-tenant, mixed use buildings, located in Bronx, New York. This loan is performing in accordance with its terms. Our largest commercial real estate relationship consisted of 7 properties primarily secured by multi-tenant, mixed use buildings located mainly in our primary market area with a real estate investment manager. The aggregate outstanding loan balance for this relationship, comprised of several legal entities, is $70.6 million at June 30, 2014, and these loans are all performing in accordance with their terms.
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
Second Mortgage and Equity Loans. We also offer second mortgage and equity loans and home equity lines of credit, each of which are secured by one to four family residences, substantially all of which are located in our primary market area. At June 30, 2014, second mortgage and equity loans totaled $21.7 million, or 0.9% of total loans. Additionally, at June 30, 2014, the unadvanced amounts of home equity lines of credit totaled $7.9 million. The underwriting standards utilized for home equity loans and equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan. The combined (first and second mortgage liens) loan-to-value ratio for home equity loans and equity lines of credit is generally limited to 70%. Home equity loans are offered with fixed and adjustable rates of interest and with terms of up to 30 years. Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal.
Equity loans entail greater risk than do residential mortgage loans, particularly if they are secured by an asset that has a superior security interest. In addition, equity loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.
Construction Loans. We originate construction loans for the development of one to four family residential properties located in our primary market area. Residential construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences. At June 30, 2014, residential construction loans amounted to $23.6 million, or 0.9% of total loans.
Our residential construction loans generally provide for the payment of interest only during the construction phase, but in no event exceeding 24 months. Residential construction loans can be made with a maximum loan-to-value ratio of 75% of the appraised value of the land and 100% of the costs associated with the construction.
We also make construction loans for commercial development projects. The projects include multifamily, apartment, retail and office buildings. We generally require that a commitment for permanent financing be in place prior to closing the construction loan. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At June 30, 2014, commercial construction loans totaled $11.3 million, or 0.4% of total loans.
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
We chose to reduce our exposure to construction lending during fiscal 2009 due to market and economic conditions. Such loans are now only originated on an exception basis. Construction originations for the years ended June 30, 2014 and 2013 were $3.1 million and $10.0 million, respectively.
Other Loans. Other loans totaled $16.0 million, or 0.6%, of our total loan portfolio at June 30, 2014. Other loans primarily consist of business loans secured by cash and other business assets, account loans, and commercial line of credit loans.
Loan Originations, Purchases, Sales, Participations and Servicing of Loans. Lending activities are conducted primarily by our loan personnel operating at our corporate office as well as commercial real estate origination offices in Rockland County, New York and New York City. All loans originated by us are underwritten pursuant to our policies and procedures. We originate both adjustable rate and fixed rate loans. Our ability to originate fixed or adjustable rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future levels of market interest rates.
During the fiscal year ended June 30, 2014, loan originations totaled $603.1 million, all of which were retained by us. There were no loan purchases in 2014. There were no loans originated and sold under the FHLB MPF program during fiscal 2014. Loans originated and sold under the FHLB MPF program during fiscal 2013 totaled $4.0 million.
We will also participate in loans, sometimes as the “lead lender.” Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures. At June 30, 2014, we had $11.8 million in loan participation interests.
At June 30, 2014, we were servicing loans sold in the amount of $4.5 million. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

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
Loans are placed on non-accrual status when they are more than 90 days delinquent. When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed. Once the outstanding principal balance is brought current, income is recognized to the extent the loan is deemed fully collectible. If the deficiencies causing the delinquency are resolved, such loans may be returned to accrual status once all arrearages are resolved and a period of satisfactory payment performance, usually six months. See additional discussion regarding our non-performing assets at June 30, 2014 in “Management Discussion and Analysis.”
Non-Performing Assets and Restructured Loans. The table below sets forth the amounts and categories of our non-performing assets at the dates indicated. At June 30, 2014 and 2013, we had non-performing troubled debt restructurings (“TDR”) of $8.0 million and $1.8 million, respectively, which are included in the appropriate categories in the non-accrual table below. There were no troubled debt restructurings on accrual status at June 30, 2014. We had $2.0 million and $5.1 million of troubled debt restructurings on accrual status at June 30, 2013 and 2012, respectively, which do not appear in the table below. We had no troubled debt restructurings at June 30, 2010.

	At June 30,
	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2010
	(Dollars in thousands)
Non-accrual loans:
Residential	$5,350	$4,044	$4,573	$1,005	$55
Multifamily	3,508	7,139	616	549	—
Commercial real estate	8,663	9,478	6,124	3,456	17,835
Second mortgage and equity loans	—	—	274	263	62
Construction and land loans	444	3,188	6,637	8,332	20,173
Other loans	7	61	118	1,698	—
Total non-accrual loans	$17,972	$23,910	$18,342	$15,303	$38,125
Loans greater than 90 days delinquent and still accruing	$—	$—	$—	$—	$—
Total non-performing loans	$17,972	$23,910	$18,342	$15,303	$38,125
Real estate owned	3,850	1,742	2,740	3,967	3,031
Total non-performing assets	$21,822	$25,652	$21,082	$19,270	$41,156
Ratios:
Non-performing loans to total loans	0.71%	1.03%	0.90%	0.90%	2.48%
Non-performing assets to total assets	0.69%	0.91%	0.78%	0.74%	1.66%

(1)
Included in nonaccrual loans are two residential loans totaling $3.0 million, one multifamily loan totaling $501,000, eight commercial real estate loans totaling $4.1 million and one other loan totaling $7,000 that were less than 30 days delinquent and one residential loan totaling $17,000 and one commercial real estate loan totaling $1.0 million that were less than 90 days delinquent.

(2)
Included in nonaccrual loans are two residential loans totaling $217,000 and three commercial real estate loans totaling $1.5 million that were less than 30 days delinquent and one residential loan totaling $739,000 and two other loans totaling $61,000 that were less than 90 days delinquent.

(3)
Included in nonaccrual loans are one residential loan totaling $34,000 and one construction loan totaling $1.7 million that were less than 30 days delinquent and one equity loan totaling $7,000 that was less than 90 days delinquent.

(4)	Two construction loans totaling $4.9 million and one other loan totaling $1.5 million were less than 30 days delinquent at June 30, 2011 and were classified as non-accrual.
As noted in the above table, there were nonaccrual loans of $18.0 million at June 30, 2014 and $23.9 million at June 30, 2013. Additional interest income of $562,000 and $1.9 million would have been recorded during the years ended June 30, 2014 and 2013, respectively, if the loans had performed in accordance with their original terms. Interest income on these loans of $907,000 and $107,000 was included in net income for the years ended June 30, 2014 and 2013, respectively. See “Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations- Comparison of Operating Results for the Years Ended June 30, 2014 and June 30, 2013, Provision for Loan Losses.”
Delinquent Loans. The following table sets forth our loan delinquencies by type, amount and loan relationship at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2014
Residential	1	$214	6	$2,374	7	$2,588
Multifamily	—	—	3	3,007	3	3,007
Commercial real estate	—	—	5	3,580	5	3,580
Second mortgage and equity loans	—	—	—	—	—	—
Construction and land loans	—	—	4	444	4	444
Other loans	—	—	—	—	—	—
Total	1	$214	18	$9,405	19	$9,619
At June 30, 2013
Residential	4	$1,384	6	$3,088	10	$4,472
Multifamily	1	203	3	7,139	4	7,342
Commercial real estate	3	1,649	7	7,963	10	9,612
Second mortgage and equity loans	2	146	—	—	2	146
Construction and land loans	—	—	1	3,188	1	3,188
Other loans	2	61	—	—	2	61
Total	12	$3,443	17	$21,378	29	$24,821
At June 30, 2012
Residential	2	$1,722	10	$4,539	12	$6,261
Multifamily	1	1,125	3	616	4	1,741
Commercial real estate	3	2,520	9	6,124	12	8,644
Second mortgage and equity loans	1	7	2	267	3	274
Construction and land loans	1	3,188	1	4,895	2	8,083
Other loans	—	—	2	118	2	118
Total	8	$8,562	27	$16,559	35	$25,121
At June 30, 2011
Residential	4	$1,087	4	$1,005	8	$2,092
Multifamily	2	3,810	3	550	5	4,360
Commercial real estate	1	307	6	3,456	7	3,763
Second mortgage and equity loans	2	123	3	263	5	386
Construction and land loans	—	—	4	8,332	4	8,332
Other loans	—	—	3	1,697	3	1,697
Total	9	$5,327	23	$15,303	32	$20,630
At June 30, 2010
Residential	4	$762	1	$55	5	$817
Multifamily	—	—	—	—	—	—
Commercial real estate	4	2,105	3	17,835	7	19,940
Second mortgage and equity loans	1	19	1	62	2	81
Construction and land loans	1	1,743	5	20,173	6	21,916
Other loans	—	—	—	—	—	—
Total	10	$4,629	10	$38,125	20	$42,754

In addition to the delinquent loans listed above, we had loans that were delinquent 90 days or more past due as to principal. Typically, such loans had passed their maturity date but continued making monthly payments, keeping their interest current, while negotiating external financing or an extension from the Company. There were no loans delinquent 90 days or more past their maturity date at June 30, 2014. At June 30, 2013, loans delinquent 90 days or more past their maturity date totaled $10.0 million. Four loans, with principal balances of $8.4 million continued making monthly payments and were subsequently extended by us, which negated their past due maturity status. Two loans, with principal balances of $448,000 subsequently paid in full. The remaining loan, with a principal balance of $1.2 million, became past due regarding the monthly payments and is classified as nonaccrual at June 30, 2014. At June 30, 2012 , loans that had passed their maturity date and continued making monthly payments totaled $6.5 million.
Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold. When property is acquired it is recorded at the lower of cost or fair market value at the date of foreclosure, establishing a new cost basis. Holding costs and declines in fair value result in charges to expense after acquisition. The Company had real estate owned of $3.9 million at June 30, 2014 and $1.7 million at June 30, 2013. During the twelve months ended June 30, 2014, Oritani Bank obtained title to two properties securing $4.6 million of non-performing loans. The properties were written down to $3.4 million upon acquisition and were subsequently written down further to $3.2 million by June 30, 2014. The Company sold two properties with book value of $1.0 million during the twelve months ended June 30, 2014. Proceeds from the sale of real estate owned were $1.2 million, resulting in gross gains of $221,000.
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
We are required to establish general allowances for loan losses for loans classified substandard or doubtful, as well as for other problem loans, including those classified as special mention or watch. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When we classify problem assets as “loss,” we are required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. Since 2005, the Company has engaged a third party loan review firm to help ensure that loans are properly classified. They report to the Audit Committee quarterly and their scope is determined by the Audit Committee annually. On an annual basis, the loan review firm reviews a significant portion of the existing portfolio over the course of the year, typically an aggregate of at least 60% of the commercial real estate, multifamily and construction loan portfolios, including a sampling of both new and seasoned loans, a review of all Regulation “O” loans and review of all delinquent loans. Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and the New Jersey Department of Banking and Insurance (“NJDOBI”) which can order the establishment of additional general or specific loss allowances. Such examinations typically occur annually. Our last examination by the FDIC was as of September 30, 2013 and as of November 5, 2012 by the NJDOBI.
The following table shows the aggregate amounts of our classified assets, including non-performing loans, at the date indicated.

	Classified Assets At
	June 30, 2014		June 30, 2013		June 30, 2012
	Number	Amount	Number	Amount	Number	Amount
Substandard assets:
Residential	9	$5,350	10	$4,416	13	$5,219
Multi-family loans	5	3,508	4	7,342	6	6,004
Commercial real estate loans	27	53,991	18	22,241	19	23,793
Second mortgage and equity loans	—	—	—	—	2	267
Construction and land loans	4	444	3	5,464	7	10,699
Other loans	1	7	2	61	2	117
Total	46	$63,300	37	$39,524	49	$46,099
The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute non-performing assets.

We also utilize additional classifications for assets that do not meet the definition of any of the classified assets yet contain an element that warrants a rating that is less than “pass.” We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset. Our assets classified as “special mention” totaled $20.9 million, $53.3 million, and $43.0 million at June 30, 2014, 2013, and 2012, respectively. Effective September 30, 2009, we began to also utilize the classification of “watch” for assets where complete current information has not been procured or a minor weakness is indicated. Our assets classified as “watch” totaled $103.1 million, $100.4 million and $132.2 million at June 30, 2014, 2013 and 2012, respectively.
Impaired Loans. The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. Loans we individually classify as impaired include multifamily, commercial mortgage and construction loans with balances of $1.0 million or more, unless a condition exists for loans less than $1.0 million that would increase the Bank’s potential loss exposure. Troubled debt restructurings ("TDRs") are also included in impaired loans regardless of balance. Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. If the loan’s carrying value does exceed the fair value, specific reserves are established to reduce the loan’s carrying value. For classification purposes, impaired loans are typically classified as substandard. Impaired loans at June 30, 2014, 2013 and 2012 were $19.4 million, $25.7 million and $17.3 million, respectively.

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
The adjustments to our loss experience are based on our evaluation of several environmental factors, including:

•	actual loss history incurred on similar loans;

•
changes in local, regional, national, and international economic and business conditions and developments that affect the collectibility of our portfolio, including the condition of various market segments;

•	changes in the nature and volume of our portfolio and in the terms of our loans;

•	changes in the experience, ability, and depth of lending management and other relevant staff;

•	changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;

•	changes in the quality of our loan review system;

•	changes in the value of underlying collateral for collateral-dependent loans;

•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

•	the effect of other external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in our existing portfolio.
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
Each quarter we evaluate the allowance for loan losses and adjust the allowance as appropriate through a provision or recovery for loan losses. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the NJDOBI and the FDIC will periodically review the allowance for loan losses. They may require us to adjust the allowance based on their analysis of information available to them at the time of their examination. Such examinations typically occur annually. Our last examination by the FDIC was as of September 30, 2013 and as of November 5, 2012 by the NJDOBI.
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
Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the fiscal years indicated.

	At or For the Years Ended June 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$31,381	$31,187	$26,514	$25,902	$20,680
Charge-offs:
Residential	3	86	669	—	—
Multifamily	1,226	—	194	—	16
Commercial real estate	459	1,305	529	3,018	1,196
Second mortgage and equity loans	21	—	—	—	—
Construction and land loans	—	2,418	897	5,750	3,526
Other loans	—	—	1,598	—	43
Total charge-offs	1,709	3,809	3,887	8,768	4,781
Recoveries:
Residential	—	—	18	—	—
Multifamily	10	115	—	—	—
Commercial real estate	17	—	—	80	—
Second mortgage and equity loans	—	—	—	—	—
Construction and land loans	1,002	38	42	—	—
Other loans	—	—	—	—	3
Total recoveries	1,029	153	60	80	3
Net charge-offs	(680)	(3,656)	(3,827)	(8,688)	(4,778)
Provision for loan losses	700	3,850	8,500	9,300	10,000
Balance at end of year	$31,401	$31,381	$31,187	$26,514	$25,902
Ratios:
Net charge-offs to average loans outstanding	0.03%	0.17%	0.21%	0.54%	0.35%
Allowance for loan losses to total loans at end of period	1.23%	1.35%	1.53%	1.55%	1.69%
The increase in the allowance for loan losses from 2010 through 2012, and related provisions, was primarily due to charge-off levels, the evaluation of local and regional economic factors and the growth in the multifamily and commercial real estate portfolios as these types of loans inherently contain more credit risk than one to four family residential loans. The elevated level of charge-offs in the 2011 period were primarily incurred in conjunction with the disposal of two large problem assets. The allowance for loan losses was relatively stable between 2012 through 2014. The level of provision for loan losses decreased during 2013 and significantly decreased during 2014. Improving delinquency and nonaccrual trends, changes in loan risk ratings, loan growth, charge-offs and economic and business conditions continue to have a meaningful impact on the current level of provision for loan losses. The provision for loan losses was lower in the 2014 period partially due to these factors. In addition, improvements in general economic and business conditions have also impacted the level of provisioning by decreasing the necessary level of general allowances.
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

	At June 30,
	2014		2013		2012
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential	$1,285	5.5%	$2,224	5.5%	$2,343	6.8%
Multifamily	4,873	34.6	5,175	39.2	3,113	33.5
Commercial real estate	21,005	57.1	19,339	51.5	20,087	54.9
Second mortgage and equity loans	299	0.9	394	1.1	475	1.5
Construction and land loans	1,108	1.3	1,233	1.9	2,498	2.4
Other loans	80	0.6	406	0.8	348	0.9
Unallocated	2,751	—	2,610	—	2,323	—
Total	$31,401	100.0%	$31,381	100.0%	$31,187	100.0%

	At June 30,
	2011		2010
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
		(Dollars in thousands)
Residential	$1,274	10.1%	$1,390	15.9%
Multifamily	2,703	27.8	2,175	23.5
Commercial real estate	15,597	52.9	15,295	49.5
Second mortgage and equity loans	369	2.3	421	3.1
Construction and land loans	3,455	5	4,595	6.6
Other loans	1,625	1.8	482	1.4
Unallocated	1,491	—	1,544	—
Total	$26,514	100.0%	$25,902	100.0%

Investments
The Board of Directors is responsible for adopting our investment policy. The investment policy is reviewed periodically by management and any changes to the policy are recommended to and subject to the approval of the Board of Directors. Authority to make investments under the approved investment policy guidelines is delegated to appropriate officers. While general investment strategies are developed and authorized by the Board of Directors, the execution of specific actions primarily rests with Oritani Bank’s President, Chief Financial Officer and Asset/Liability Committee, which have responsibility for ensuring that the guidelines and requirements included in the investment policy are followed and that all securities are considered prudent for investment. Each of our President, Chief Financial Officer and Asset/Liability Committee have specified authority to purchase various types of investments; all investment purchases in excess of 1% of total assets or $31.4 million, at June 30, 2014, must be approved by our Board of Directors. All investment transactions are reviewed and ratified or approved (as the case may be) at regularly scheduled meetings of the Board of Directors. Any investment which, subsequent to its purchase, fails to meet the guidelines of the policy is reported to the Board of Directors at its next meeting where the Board decides whether to hold or sell the investment.
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
Our investment portfolio at June 30, 2014, consisted of $5.1 million in U.S. Government and federal agency obligations and $2.0 million in equity securities. We also invest in mortgage-backed securities, all of which are guaranteed by government sponsored enterprises. At June 30, 2014, our mortgage-backed securities portfolio totaled $409.5 million, or 13.0% of total assets, and consisted of $396.9 million in fixed-rate securities and $12.6 million in adjustable-rate securities, guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Securities can be classified as held to maturity or available for sale at the date of purchase.
U.S. Government and Federal Agency Obligations. At June 30, 2014, our U.S. Government and federal agency securities portfolio totaled $5.1 million, all of which was classified as available for sale.
Equity Securities. At June 30, 2014, our equity securities portfolio totaled $2.0 million, or 0.1% of our total assets, all of which were classified as available for sale. The portfolio consists of financial industry common stock. There were no impairment charges on available for sale securities for the twelve months ended June 30, 2014 and 2013. During 2012, several of these holdings were deemed other-than-temporarily impaired and the Company recorded non-cash impairment charges to earnings of $262,000. Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations. Such investments are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect out net capital position.
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
At June 30, 2014, our mortgage-backed securities totaled $409.5 million, or 13.0%, of total assets and 13.8% of interest earning assets. At June 30, 2014, 3.1% of the mortgage-backed securities were backed by adjustable rate mortgage loans and 96.9% were backed by fixed rate mortgage loans. The mortgage-backed securities portfolio had a weighted average yield of 2.43% at June 30, 2014. The fair value of our mortgage-backed securities at June 30, 2014 was $409.6 million, which is $3.9 million more than the amortized cost of $405.7 million. Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. All of the Company’s mortgage-backed securities are insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
Securities Portfolios. The following table sets forth the composition of our investment securities portfolio at the dates indicated.
Securities and Mortgage-Backed Securities Held to Maturity

	At June 30,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Freddie Mac	$2,315	$2,460	$4,310	$4,597	$5,438	$5,746
Fannie Mae	27,896	27,755	33,388	32,935	24,955	25,943
Ginnie Mae	2,211	2,324	2,984	3,093	3,200	3,350
Collateralized mortgage obligations	—	—	1,191	1,230	2,537	2,609
Total securities held to maturity	$32,422	$32,539	$41,873	$41,855	$36,130	$37,648
Securities and Mortgage-Backed Securities Available for Sale

	At June 30,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
United States Government and federal agency obligations	$4,996	$5,087	$9,988	$10,245	$24,283	$24,622
Equity securities	1,208	1,971	1,210	1,774	1,210	1,409
Mortgage-backed securities:
Freddie Mac	6,883	7,150	8,743	9,019	15,822	16,436
Fannie Mae	67,543	69,095	43,152	44,756	59,232	62,345
Collateralized mortgage obligations	298,868	300,834	249,278	252,496	389,613	395,139
Total securities available for sale	$379,498	$384,137	$312,371	$318,290	$490,160	$499,951

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2014 are summarized in the following table. Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments, scheduled redemptions or early redemptions that may occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities Held to Maturity
Mortgage-backed securities:
Freddie Mac	$—	—%	$—	—%	$69	5.00%	$2,246	2.64%	$2,315	$2,460	2.71%
Fannie Mae	—	—	4,740	2.77	9,937	2.57	13,219	2.98	27,896	27,755	2.80
Ginnie Mae	—	—	—	—	—	—	2,211	3.17	2,211	2,324	3.17
Collateralized mortgage obligations	—	—	—	—	—	—	—	—	—	—	—
Total securities held to maturity	$—	—%	$4,740	2.77%	$10,006	2.59%	$17,676	2.96%	$32,422	$32,539	2.82%

Securities Available for Sale
United States Government and federal agency obligations	$—	—%	$4,996	1.63%	$—	—%	$—	—%	$4,996	$5,087	1.63%
Equity securities	1,208	—	—	—	—	—	—	—	1,208	1,971	—
Mortgage-backed securities:
Freddie Mac	—	—	594	5.00	1,517	4.70	4,772	2.41	6,883	7,150	3.14
Fannie Mae	—	—	1,086	4.73	43,321	2.88	23,136	2.40	67,543	69,095	2.74
Collateralized mortgage obligations	—	—	14,396	1.94	101,902	2.28	182,570	2.35	298,868	300,834	2.30
Total securities available for sale	$1,208	—%	$21,072	2.10%	$146,740	2.48%	$210,478	2.36%	$379,498	$384,137	2.38%

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
At June 30, 2014, $547.0 million, or 34.60% of our deposit accounts were time deposits, of which $345.5 million had maturities of one year or less. At June 30, 2014, we had brokered deposits totaling $27.8 million. At June 30, 2013 and 2012, we had brokered deposits totaling $22.9 million for each period. The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At June 30,
	2014			2013			2012
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Checking accounts	$444,239	28.09%	0.47%	$361,131	25.43%	0.49%	$215,566	15.51%	0.24%
Money market accounts	427,909	27.07	0.52	422,878	29.79	0.50	444,476	31.98	0.72
Savings accounts	161,813	10.24	0.24	164,622	11.60	0.24	160,115	11.52	0.31
Time deposits	547,014	34.60	1.01	471,072	33.18	0.87	569,549	40.98	1.14
Total deposits	$1,580,975	100.00%	0.65%	$1,419,703	100.00%	0.59%	$1,389,706	100.00%	0.77%
As of June 30, 2014, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was approximately $248.6 million. The following table sets forth the maturity of those deposits as of June 30, 2014.

At June 30, 2014
(In thousands)
Three months or less	$46,541
Over three months through six months	45,748
Over six months through one year	58,237
Over one year to three years	65,089
Over three years	32,982

Total	$248,597

Borrowings. Our borrowings consist of advances from the FHLB of New York. As of June 30, 2014, we had total borrowings in the amount of $967.4 million, which represented 37.0% of total liabilities, with an estimated weighted average maturity of 2.5 years and a weighted average rate of 2.2%. The weighted average maturity is estimated because several of our borrowings, under certain circumstances, can be called by the FHLB prior to the scheduled maturity. If this were to occur, our weighted average maturity would decrease. At June 30, 2014, borrowings are secured by mortgage-backed securities and investment securities with a book value of $280.7 million and performing mortgage loans with an outstanding balance of $2.02 billion.
The following table sets forth information concerning balances and interest rates on our FHLB advances and other borrowings at and for the periods shown:

	At or For the Years Ended June 30,
	2014	2013	2012
	(Dollars in thousands)
Balance at end of period	$967,443	$833,672	$745,865
Average balance during period	$863,355	$828,088	$642,947
Maximum outstanding at any month end	$998,393	$911,678	$745,865
Weighted average interest rate at end of period	2.18%	2.39%	2.64%
Average interest rate during period	2.60%	2.57%	3.19%
As of June 30, 2014, Oritani had entered into three interest rate swap agreements with total notional amount of $100.0 million. These agreements feature an extended period of time where no cash flows are exchanged, an “Effective Date” that indicates the commencement of the exchange of cash flows, followed by a seven year period where Oritani will receive 3 month LIBOR from the counterparty and pay interest to the counterparty at a fixed rate. See Note 13 of the Notes to the Consolidated Financial Statements.

Subsidiary Activities and Joint Venture Information
Oritani Financial Corp. is the owner of Oritani Bank, Hampshire Financial LLC and Oritani LLC. Hampshire Financial LLC and Oritani LLC are New Jersey limited liability companies that own real estate and investments in real estate as described below. In addition, at June 30, 2014, Oritani Financial Corp., either directly or through one of its subsidiaries, had loans with an aggregate balance of $42.1 million on 15 of the properties in which it (either directly or through one of its subsidiaries) had an ownership interest. All such loans are performing in accordance with their terms.
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
Oritani Asset Corporation’s primary objective is to maximize long-term returns on equity. At June 30, 2014, Oritani Asset Corporation had $478.2 million in assets. Oritani Asset Corporation is taxed and operates in a manner that enables it to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.
Through these various subsidiaries, we maintain investments in real estate and investment in joint ventures. Detailed below is a summary of these various investments by subsidiary and by type.
Ormon LLC
Ormon LLC is a wholly-owned subsidiary of Oritani Bank. Ormon LLC maintains the following investments in real estate and joint ventures:
Investments in Real Estate
Park Lane Associates—Ormon LLC maintains a 50% undivided ownership interest in Park Lane Associates. Park Lane Associates is a 142-unit apartment complex located in Little Falls, New Jersey. Our initial investment was made in March 1980. For the year ended June 30, 2014, we recognized net income of $375,000 on the investment and received cash distributions of $350,000 during this period. At June 30, 2014, we had a loan to Park Lane Associates totaling $1.4 million.
Park View Apartments—Ormon LLC maintains a 50% undivided ownership interest in Park View Apartments. Park View Apartments is a 114-unit apartment complex located in White Hall, Pennsylvania. We initially invested in Park View in December 1986. For the year ended June 30, 2014, we recognized net income of $91,000 on the investment in Park View and received cash distributions of $38,000 during this period. At June 30, 2014, we had a loan to Park View Apartments totaling $935,000.
Winstead Village—Ormon LLC maintains a 50% undivided ownership interest in Winstead Village. Winstead Village is a 40-unit apartment complex located in Moorestown, New Jersey. We initially invested in Winstead in December 1986. For the year ended June 30, 2014, we recognized net income of $55,000 on the investment and received cash distributions of $30,000 during this period. At June 30, 2014, we had a loan to Winstead Village totaling $613,000.
Parkway East—Ormon LLC maintains a 50% undivided ownership interest in Parkway East. Parkway East is a 43-unit apartment complex located in Caldwell, New Jersey. We initially invested in Parkway East in July 1981. For the year ended June 30, 2014, we recognized net income of $104,000 on the investment in Parkway East and received cash distributions of $95,000 during this period. We have no loans to this entity.
Marine View Apartments—Ormon LLC maintains a 75% undivided ownership interest in Marine View Apartments. Marine View is an 85-unit apartment complex located in Perth Amboy, New Jersey. We initially invested in Marine View in October 1993. For the year ended June 30, 2014, we recognized a net loss of $15,000 on the investment in Marine View and received cash distributions of $119,000 during this period. At June 30, 2014, we had a loan to Marine View totaling $207,000.
Ormon LLC also wholly owns one property that is held and operated for investment purposes. The property is a 54-unit mixed-use property (49 residential units and 5 store fronts) located in Palisades Park, New Jersey. We recognized net income of $525,000 for the year ended June 30, 2014, from the operation of this property.
Investments in Joint Ventures
Oaklyn Associates—Oaklyn Associates is a 50% owned joint venture on a 100-unit apartment complex located in Oaklyn, New Jersey. We initially invested in this joint venture in February 1978. For the year ended June 30, 2014, we recognized net income of $11,000 on the investment and received cash distributions of $15,000 during this period. At June 30, 2014, we had a loan to Oaklyn Associates totaling $647,000.
Madison Associates—Madison Associates is a 50% owned joint venture on 30-unit apartment complex located in Madison, New Jersey. We initially invested in this joint venture in January 1989. For the year ended June 30, 2014, we recognized net income of $92,000 on the investment and received cash distributions of $80,000 during this period. We have no loans to this entity.
Brighton Court Associates—Brighton Court Associate is a 50% owned joint venture on a 47-unit apartment complex located in Bethlehem, Pennsylvania. We initially invested in Brighton Court in July 1996. For the year ended June 30, 2014, we recognized net income of $31,000 on the investment and received cash distributions of $33,000 during this period. At June 30, 2014, our loans to Brighton Court Associates totaled $1.3 million.
Plaza 23 Associates—Plaza 23 Associates is 50% owned joint venture on a shopping center in Pequannock, New Jersey. We initially invested in Plaza 23 Associates in October 1983. For the year ended June 30, 2014, we recognized net income of $538,000 related to the investment and received no cash distributions during this period. As further discussed in Management's Discussion and Analysis, operations at this center had been negatively impacted by flooding issues and a key vacancy. We have no loans to Plaza 23 Associates but we have a $9.8 million loan to our partner in this joint venture, Plains Plaza Ltd. Plains Plaza Ltd. has pledged its equity interest in Plaza 23 Associates as collateral for this loan.
Oritani, LLC
Oritani, LLC is a wholly-owned limited liability corporation of Oritani Financial Corp. The primary business of Oritani, LLC is real estate investments.
Investments in Joint Ventures
Ridge Manor Associates—Ridge Manor Associates is a 50% owned joint venture on a 44-unit apartment complex located in Park Ridge, New Jersey. We initially invested in Ridge Manor Associates in May 2004. For the year ended June 30, 2014, we recognized net income of $8,000 related to the investment and received cash distributions of $11,000 during this period. At June 30, 2014, we had a loan to this entity totaling $6.0 million.

Van Buren Apartments—Van Buren Apartments is a 50% owned joint venture on a 32-unit apartment complex located in River Edge, New Jersey. We initially invested in Van Buren Apartments in March 2002. For the year ended June 30, 2014, we recognized net income of $84,000 related to the investment and received cash distributions of $87,000 during this period. At June 30, 2014, we had a loan to Van Buren Apartments totaling $2.0 million.
10 Landing Lane—10 Landing Lane is a 50% owned joint venture on a 143-unit apartment complex located in New Brunswick, New Jersey. We initially invested in 10 Landing Lane in August 1998. For the year ended June 30, 2014, we recognized net income of $187,000 related to the investment and received cash distributions of $224,000 during this period. We have no loans to this entity.
FAO Hasbrouck Heights—FAO Hasbrouck Heights is a 50% owned joint venture on 93 mixed-use units (primarily residential) in Hasbrouck Heights, New Jersey. We initially invested in FAO Hasbrouck Heights in November 2005. For the year ended June 30, 2014, we recognized net income of $30,000 related to the investment and received cash distributions of $40,000 during this period. At June 30, 2014, we had a loan to FAO Hasbrouck Heights totaling $7.4 million.
FAO Terrace Associates- FAO Terrace Associates is a 50% owned joint venture on a 34-unit apartment complex located in Hasbrouck Heights, New Jersey. We initially invested in FAO Terrace Associates in January 2009. For the year ended June 30, 2014, we recognized net income of $13,000 related to the investment and received cash distributions of $28,000 during this period. At June 30, 2014, we had a loan to FAO Terrace Associates totaling $2.5 million.
FAO Gardens Associates- FAO Garden Associates is a 50% owned joint venture on a 34-unit apartment complex located in Hackensack, New Jersey. We initially invested in FAO Garden Associates in February 2009. For the year ended June 30, 2014, we recognized a net loss of $7,000 related to the investment and received no cash distributions over this period. At June 30, 2014, we had a loan to FAO Garden Associates that totaled $2.4 million.
River Villas Mews, LLC- River Villas Mews, LLC is a 50% owned joint venture on a 44 unit apartment complex located in Palmyra, New Jersey. We initially invested in River Villa Mews, LLC in August, 2009. For the year ended June 30, 2014, we recognized a net loss of $42,000 related to the investment and received cash distributions of $40,000 during this period. At June 30, 2014, we had a loan to River Villa Mews, LLC that totaled $2.1 million.
34 Grant, LLC- 34 Grant, LLC is a 50% owned joint venture on a 24 unit apartment complex located in Dumont, New Jersey. We initially invested in 34 Grant, LLC in September 2012. For the year ended June 30, 2014, we recognized a net loss of $39,000 related to the investment and received no cash distributions during this period. At June 30, 2014, we had a loan to 34 Grant, LLC that totaled $2.2 million.
Hampshire Financial, LLC
Hampshire Financial is a wholly-owned subsidiary of Oritani Financial Corp. The primary business of Hampshire Financial is real estate investments.
Investments in Joint Ventures
Hampshire Realty—Hampshire Realty is a 50% owned joint venture on an 81-unit apartment complex located in Allentown, Pennsylvania. We initially invested in Hampshire in June 2002. For the year ended June 30, 2014, we recognized a net loss of $46,000 related to the investment and received cash distributions of $35,000 over this period. At June 30, 2014, we had a loan to Hampshire that totaled $2.7 million.

The following table presents a summary of our investments in real estate and investments in joint ventures (in thousands).

	Book	Year Ended June 30, 2014			Book
	Value at	Profit /	Distributions	Additional	Value at
Property Name	June 30, 2013	(Loss)	Received	Investment	June 30, 2014
Real Estate Held For Investment
Ormon, LLC—Undivided Interests in Real Estate
Park Lane	$(265)	$375	$(350)	$—	$(240)
Park View	(274)	91	(38)	—	(221)
Winstead Village	(185)	55	(30)	—	(160)
Parkway East	(331)	104	(95)	—	(322)
Marine View	725	(15)	(119)	—	591
Ormon, LLC—Wholly Owned Properties
Palisades Park(1)	345	525	—	—	326
Real Estate Held For Investment Summary
Assets(1)	$1,070	$510	$(119)	$—	$917
Liabilities	$(1,055)	$625	$(513)	$—	$(943)

Investments in Joint Ventures
Ormon, LLC
Oaklyn Associates	$(171)	$11	$(15)	$—	$(175)
Madison Associates	(60)	92	(80)	—	(48)
Brighton Court Associates	81	31	(33)	—	79
Plaza 23 Associates	2,088	538	—	1,380	4,006
Oritani, LLC
Ridge Manor Associates	457	8	(11)	80	534
Van Buren Apartments	131	84	(87)	—	128
10 Landing Lane	(337)	187	(224)	—	(374)
FAO Hasbrouck Heights	180	30	(40)	—	170
FAO Terrace Associates	465	13	(28)	—	450
FAO Gardens	370	(7)	—	—	363
River Villas Mews, LLC	392	(42)	(40)	—	310
34 Grant, LLC	390	(39)	—	—	351
Hampshire Financial LLC
Hampshire Realty	81	(46)	(35)	—	—
Investments in Joint Ventures Summary
Assets	$4,635	$570	$(274)	$1,460	$6,391
Liabilities	$(568)	$290	$(319)	$—	$(597)
 (1)     The book values for wholly owned properties represent the costs of the fixed assets associated with the property, less accumulated depreciation.

Personnel
As of June 30, 2014, we had 175 full-time employees and 58 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good relations with our employees.

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
The FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital, which is defined as the sum of Tier 1 capital and Tier 2 capital, to risk-weighted assets of at least 8% and a ratio of Tier 1 capital to risk-weighted assets of at least 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 200%, based on the risks the FDIC believes are inherent in the type of asset or item.
The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the bank’s capital adequacy. Under such a risk assessment, examiners evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. Institutions with significant interest rate risk may be required to hold additional capital. According to the agencies, applicable considerations include:

•	the quality of the bank’s interest rate risk management process;

•	the overall financial condition of the bank; and

•	the level of other risks at the bank for which capital is needed.
The following table shows Oritani Bank’s Core capital, Tier 1 risk-based capital, and Total risk-based capital ratios at June 30, 2014:

	As of June 30, 2014
	Capital	Percent of Assets (1)
	(Dollars in thousands)
Core capital	$445,403	14.34%
Tier 1 risk-based capital	445,403	16.39
Total risk-based capital	476,614	17.54

(1)
For purposes of calculating Core capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As the table shows, as of June 30, 2014, Oritani Bank was considered “well capitalized” under FDIC guidelines.
In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), adopts a uniform minimum leverage capital ratio of 4%, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised and requires more stringent treatment of mortgage servicing assets and certain deferred tax assets. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for Oritani Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.
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
The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation. The FICO payments will continue until the FICO bonds mature in 2017 through 2019. Our expense for the assessment of deposit insurance and the FICO payments was $1.3 million for the years ended June 30, 2014 and 2013.
The FDIC has authority to increase deposit insurance assessments. A material increase in insurance assessments would likely have an adverse effect on the operating expenses and results of the Bank.
Federal Home Loan Bank System. Oritani Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLB of New York, Oritani Bank is required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 4.5% of its borrowings from the Federal Home Loan Bank, or 0.2% of mortgage-related assets, whichever is greater. As of June 30, 2014, Oritani Bank was in compliance with this requirement.
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
Certain provisions of the Dodd-Frank Act have had a near term effect on us. For example, the law provided for the elimination of the OTS, which was the former primary federal regulator for Oritani Financial Corp. The Federal Reserve Board assumed supervision and regulation of all savings and loan holding companies that were formerly regulated by the OTS, including Oritani Financial Corp., on July 21, 2011. The Office of the Comptroller of the Currency, which is the primary federal regulator for national banks, became the primary federal regulator for federal thrifts on the same date.
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
The Dodd-Frank Act also broadened the base for Federal Deposit Insurance Corporation insurance assessments. Assessments are now based on the average consolidated total assets less tangible equity capital of a depository institution, rather than deposits. The Dodd-Frank Act also permanently increase the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts had unlimited deposit insurance through December 31, 2012.
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
The Dodd-Frank Act created a new Consumer Financial Protection Bureau (“CFPB”) with broad powers to supervise and enforce consumer protection laws. The CFPB, which was created as of July 21, 2011, has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets continue to be examined for compliance by their applicable bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. As of June 30, 2014, we have realized an increase in compliance and operational cost due to the impact of the Dodd-Frank Act.

The Dodd-Frank Act prohibits lenders from making residential mortgages unless the lender makes a reasonable and good faith determination that the borrower has a reasonable ability to repay the mortgage loan according to its terms. A borrower may recover statutory damages equal to all finance charges and fees paid within three years of a violation of the ability-to-repay rule and may raise a violation as a defense to foreclosure at any time. As authorized by the Dodd-Frank Act, the CFPB has adopted regulations defining “qualified mortgages” that would be presumed to comply with the Dodd-Frank Act’s ability-to-repay rules. Under the CFPB regulations, qualified mortgages must satisfy the following criteria: (i) no negative amortization, interest-only payments, balloon payments or a term greater than 30 years; (ii) no points or fees in excess of 3% of the loan amount for loans over $100,000; (iii) borrower’s income and assets are verified and documented; and (iv) the borrower’s debt-to-income ratio generally may not exceed 43%. Qualified mortgages are conclusively presumed to comply with the ability-to-repay rule unless the mortgage is a “higher cost” mortgage, in which case the presumption is rebuttable.  Oritani Bank's residential underwriting satisfies the "qualified mortgages" regulations issued by the CFPB. Oritani Bank will not originate non-qualified mortgage loans.
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
Source of Strength. The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.
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
At June 30, 2014, our total federal pre-base year reserve was approximately $15.1 million. However, under current law, pre-base year reserves remain subject to recapture should Oritani Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.
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
Net Operating Loss Carryforwards. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At June 30, 2014, Oritani Bank had no net operating loss carryforwards for federal income tax purposes.
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
New York State Taxation. Oritani Bank files New York State franchise tax returns on a calendar year basis. New York State imposes an annual franchise tax on banking corporations, based on net income allocable to New York State at a rate of 7.1%. If, however, the application of an alternative minimum tax (based on taxable assets allocated to New York, “alternative” net income, or a flat minimum fee) results in a greater tax, an alternative minimum tax will be imposed. In addition, New York State imposes a tax surcharge of 17% of the New York State Franchise Tax, calculating using an annual franchise tax of 9.00% (which represents the 2000 annual franchise rate), allocable to business activities carried on in the Metropolitan Commuter Transportation District. On March 31, 2014, significant New York state corporation franchise tax reforms were signed into law. The reforms include the merger of the New York State Banking Corporation Tax into the General Corporation Franchise Tax. The reform changed apportionment factors resulting in increased future marginal tax rates. The increase in future marginal tax rates resulted in a increase of the Company's net deferred tax assets. The corporate tax changes are effective for tax years beginning on or after January 1, 2015. For taxable years beginning on or after January 1, 2016, general taxpayers, including banking corporations, will pay tax at a rate of 6.5 percent. These taxes apply to Oritani Bank.
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
Pennsylvania State Taxation. The Company is subject to apportioned corporate income tax and franchise tax to the state of Pennsylvania based on taxable income generated by real estate joint ventures and real estate owned with real estate properties located within the state of Pennsylvania.
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
Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At June 30, 2014 the fair value of our available for sale agency securities, mortgage-backed securities and corporate debt obligations totaled $382.2 million. Unrealized net gains on these available for sale securities totaled approximately $3.9 million at June 30, 2014 and are reported as a separate component of stockholders’ equity, net of taxes. Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.
In addition, many of our FHLB of New York advances are callable. To the extent the FHLB of New York calls all or a portion of these advances, we would need to find another funding source, which might be more expensive to us than these advances.
The Company’s net interest income is particularly vulnerable to a scenario in which market interest rates “flatten.” This would occur if short term interest rates were approximately the same rate as long term interest rates. In such a scenario, interest income would likely decrease and interest expense would likely increase.
We evaluate interest rate sensitivity by estimating the change in Oritani Bank’s net portfolio value over a range of interest rate scenarios. Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts. At June 30, 2014, in the event of an immediate 200 basis point increase in interest rates, our financial model projects that we would experience a $69.5 million, or 12.73%, decrease in net portfolio value. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management of Market Risk.”
Historically Low Interest Rates May Adversely Affect Our Net Interest Income and Profitability.
During the past six years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than as available prior to 2008. Consequently, the average yield on our interest earning assets has decreased to 4.62% for the year ended June 30, 2014 from 5.57% for the year ended June 30, 2009. The trend of decreasing average yield on interest earning assets is expected to continue primarily because the rates associated with new loan originations are still lower than the average yield on the existing portfolio. Our cost of interest bearing liabilities has also decreased over the period, to 1.33% for the year ended June 30, 2014 from 3.21% for the year ended June 30, 2009. However, many of our deposit products are currently priced below 1.00% and the ability to reduce these costs further is limited. The Board of Governors of the Federal Reserve System has indicated its intention to maintain low short-term interest rates in the near future. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may decrease, which may have an adverse affect on our profitability.
Our Continued Emphasis On Multifamily and Commercial Real Estate Lending Could Expose Us To Increased Lending Risks.
Our business strategy centers on continuing our emphasis on multifamily and commercial real estate lending. We have grown our loan portfolio in recent years with respect to these types of loans and intend to continue to emphasize these types of lending. At June 30, 2014, $2.33 billion, or 91.7%, of our total loan portfolio consisted of multifamily loans and commercial real estate loans. As a result, our credit risk profile will be higher than traditional thrift institutions that have higher concentrations of one to four family residential loans. Loans secured by multifamily and commercial real estate generally expose a lender to greater risk of non-payment and loss than one to four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the underlying property. This risk increases during a negative economic cycle. Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one to four family residential mortgage loans. Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one to four family residential mortgage loan. We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses. Finally, if we foreclose on multifamily and commercial real estate loans, our holding period for the collateral typically is longer than one to four family residential mortgage loans because there are fewer potential purchasers of the collateral.
Our business strategy of multifamily and commercial real estate lending could be negatively impacted by regulatory guidance. The FDIC has issued guidance that recommends that such loans should not exceed 300% of the bank’s capital. The FDIC further detailed circumstances where such balances in excess of this guideline would be considered acceptable. The Bank’s total multifamily and commercial real estate loans as of June 30, 2014 represented 513.6% of the Bank’s capital at that date. While the FDIC has not placed restrictions on the Bank’s multifamily and commercial real estate lending, there can be no assurance that such restrictions will not be imposed in the future.
The largest commercial real estate loan in our portfolio at June 30, 2014 was a $32.4 million loan secured by multi-tenant, mixed use buildings, located in Bronx, New York. Our largest loan relationship consisted of multi-tenant, mixed use buildings located mainly in our primary market area with a real estate investor. The aggregate outstanding loan balance for this relationship is $70.6 million at June 30, 2014. As discussed in “Business of Oritani Financial Corp-Lending Activities”, we have been utilizing stricter underwriting for these types of loans, and curtailed our construction lending.
If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Will Decrease.
We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 1.23% of total loans at June 30, 2014, material additions to our allowance could materially decrease our net income.
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
Because the Nature of the Financial Services Business Involves a High Volume of Transactions, We Face Significant Operational Risks.
We operate in diverse markets and rely on the ability of our employees and systems to process a high number of transactions. Operational risk is the risk of loss resulting from our operations, including but not limited to, the risk of fraud by employees or persons outside our company, the execution of unauthorized transactions by employees, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and business continuation and disaster recovery. Insurance coverage may not be available for such losses, or where available, such losses may exceed insurance limits. This risk of loss also includes the potential legal actions that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity. In the event of a breakdown in the internal control system, improper operation of systems or improper employee actions, we could suffer financial loss, face regulatory action, and suffer damage to our reputation.
Risks Associated with System Failures, Interruptions, or Breaches of Security Could Negatively Affect Our Earnings.
Information technology systems are critical to our business. We use various technology systems to manage our customer relationships, general ledger, securities, deposits, and loans. We have established policies and procedures to prevent or limit the impact of system failures, interruptions, and security breaches (including privacy breaches), but such events may still occur and may not be adequately addressed if they do occur. In addition any compromise of our systems could deter customers from using our products and services. Although we rely on security systems to provide security and authentication necessary to effect the secure transmission of data, these precautions may not protect our systems from compromises or breaches of security.
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
Attempts by hackers to damage, disrupt, or gain unauthorized access to a computer, computer system, or electronic communications network have increased in frequency, particularly on financial institutions. While we have systems in place designed to detect and prevent such cyber attacks, successful intrusions have been perpetrated at other financial institutions and we cannot guarantee that we will not be impacted by such an event.
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

ITEM 1B.     UNRESOLVED STAFF COMMENTS
Not applicable.

ITEM 2.     PROPERTIES
At June 30, 2014, the Company and the Bank conducted business from its corporate headquarters in Washington Township, New Jersey, and 24 full service branch offices located in Bergen, Hudson, Essex and Passaic Counties, New Jersey. The aggregate net book value of premises and equipment was $14.7 million at June 30, 2014.

ITEM 3.     LEGAL PROCEEDINGS
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial position.

ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our shares of common stock are traded on the NASDAQ Global Market under the symbol “ORIT”. As of June 30, 2014, we have 2,103 stockholders of record (excluding the numbers of person or entities holding stock in street name through various brokerage firms), and 45,499,332 shares outstanding. The following table presents quarterly market information for Oritani Financial Corp.’s common stock for the periods indicated. The following information was provided by the NASDAQ Stock Market.

	For the Years Ended June 30,
	2014				2013
	High	Low	Dividends		High	Low	Dividends
First Quarter	$16.90	$15.14	$0.175		$15.24	$13.75	$0.150
Second Quarter	16.68	15.48	$0.425	(1)	15.39	13.70	$0.550	(2)
Third Quarter	16.46	15.04	$0.175		16.10	14.49	$0.150
Fourth Quarter	16.84	14.03	$0.175		16.00	14.50	$0.175
(1) Includes a $0.25 special dividend.
(2) Includes a $0.40 special dividend.

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

Stock Performance Graph
The following graph compares the cumulative total return on a hypothetical $100 investment made on June 30, 2009 in: (a) Oritani Financial Corp. stock, (b) the NASDAQ Bank Index, (c) the NASDAQ Composite Index, (d) the SNL US Thrift Index and (e) the KBW Bank index. The SNL US Thrift and the KBW indices have been added to enhance stockholder perspective of the Company's stock performance. The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time based on dividends (stock or cash) and increases or decreases in the market price of the stock.

Oritani Financial Corporation

	Period Ending
Index	6/30/2009	6/30/2010	6/30/2011	6/30/2012	6/30/2013	6/30/2014
Oritani Financial Corporation	100.00	111.98	148.07	172.87	201.82	210.49
NASDAQ Bank	100.00	111.18	118.67	123.21	156.37	187.95
NASDAQ Composite	100.00	116.03	154.16	165.04	194.49	255.25
SNL US Thrift Index	100.00	108.62	107.76	105.34	132.99	158.22
KBW Bank	100.00	127.75	135.46	131.13	179.46	212.47

*Source: SNL Financial LC, Charlottesville, VA
On November 14, 2011, the Company announced its third Share Repurchase Program, which authorized the purchase of an additional 5% of its outstanding shares of common stock, or 2,278,776 shares. This stock repurchase program commenced upon the completion of the second repurchase program on November 14, 2011. The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company may also conduct repurchases through a Rule 10b5-1 trading plan. The repurchase program has no expiration date and has 1,432,436 shares yet to be purchased as of June 30, 2014.

The following table shows the Company's repurchases of its common stock for each calendar month in the quarter ended June 30, 2014 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
April 2014	—	$—	—	1,701,980
May 2014	269,544	14.64	269,544	1,432,436
June 2014	—	—	—	1,432,436
	269,544	$14.64	269,544
As of September 15, 2014, the Company has repurchased, under the repurchase plans approved since the second step transaction, 12,210,723 shares of its stock at an average price of $13.17 per share.

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

	At June 30,
	2014	2013	2012	2011	2010
	(In thousands)
Selected Financial Condition Data:
Total assets	$3,140,200	$2,831,922	$2,700,982	$2,587,233	$2,477,420
Loans, net	2,503,894	2,275,782	1,992,817	1,672,849	1,505,880
Securities available for sale, at market value	384,137	318,290	499,951	597,374	437,200
Mortgage-backed securities held to maturity	32,422	41,873	36,130	37,609	66,468
Bank owned life insurance	68,054	59,996	46,283	44,689	30,529
Federal Home Loan Bank of New York stock, at cost	49,046	42,770	38,222	26,844	25,081
Accrued interest receivable	10,214	10,114	10,630	9,237	9,425
Investments in real estate joint ventures, net	6,391	4,635	5,441	5,309	5,562
Real estate held for investment	917	1,070	1,123	1,185	1,221
Deposits	1,580,975	1,419,703	1,389,706	1,381,310	1,289,746
Borrowings	967,443	833,672	745,865	509,315	495,552
Stockholders’ equity	526,292	518,710	510,709	645,412	643,393

Selected Operating Data:
Interest income	$128,226	$127,228	$121,990	$117,353	$105,339
Interest expense	31,103	29,798	33,333	36,330	42,386
Net interest income	97,123	97,430	88,657	81,023	62,953
Provision for loan losses	700	3,850	8,500	9,300	10,000
Net interest income after provision for loan losses	96,423	93,580	80,157	71,723	52,953
Other income	5,602	5,820	5,401	5,452	5,486
Other expense	39,478	37,877	35,451	31,716	42,779
Income before income tax expense	62,547	61,523	50,107	45,459	15,660
Income tax expense	21,488	21,979	18,457	16,952	7,296
Net income	$41,059	$39,544	$31,650	$28,507	$8,364

	At or For the Years Ended June 30,
	2014	2013	2012	2011	2010
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	1.40%	1.43%	1.21%	1.13%	0.41%
Return on equity (ratio of net income to average equity)	7.80%	7.68%	5.95%	4.42%	3.26%
Average interest rate spread (1)	3.29%	3.45%	3.24%	2.88%	2.99%
Net interest margin (2)	3.50%	3.69%	3.55%	3.36%	3.25%
Efficiency ratio (3)	38.43%	36.68%	37.69%	36.68%	48.22%
Non-interest expense to average total assets	1.35%	1.37%	1.36%	1.26%	2.11%
Average interest-earning assets to average interest-bearing liabilities	118.42%	120.49%	123.33%	132.25%	111.83%

Asset Quality Ratios:
Non-performing assets to total assets	0.69%	0.91%	0.78%	0.74%	1.66%
Non-performing loans to total loans	0.71%	1.03%	0.90%	0.90%	2.48%
Allowance for loan losses to total loans	1.23%	1.35%	1.53%	1.55%	1.69%

Capital Ratios:
Total capital (to risk-weighted assets)	20.19%	22.16%	24.48%	35.46%	39.64%
Tier I capital (to risk-weighted assets)	19.05%	20.91%	23.23%	34.21%	38.38%
Tier I capital (to average assets)	17.11%	18.30%	19.02%	25.09%	31.58%

Other Data:
Number of full service offices	25	25	25	23	22
Full time equivalent employees	205	190	188	184	179

(1)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

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
Highlights of our business strategy are discussed below:
Continuing to focus on multifamily and commercial real estate lending. We have focused on the origination of multifamily and commercial real estate loans. Such loans comprise 91.7% of our total loan portfolio at June 30, 2014. We have focused on this type of lending because the interest rates earned for such loans generally are higher than the prevailing rates for residential loans, resulting in a greater level of interest income potential. We are also able to generate significantly higher fee income on such loans, particularly prepayment fees. In addition, the repayment terms usually expose us to less interest rate risk than fixed-rate residential loans. We generally incorporate one or more of the following features into our terms for multifamily and commercial real estate loans, thereby decreasing their interest rate risk: interest rates reset after five years at a predetermined spread to FHLB Advance rates; minimum stated interest rates; and balloon repayment date or maximum fixed-rate self-amortizing loan term of 20 years. Multifamily and commercial real estate loans are generally considered to have a greater amount of credit risk versus 1-4 family residential lending. We have been able to mitigate these risks, we believe, primarily through our underwriting process. While our actual origination volume will depend on market conditions, we intend to continue our emphasis on multifamily and commercial real estate lending. The number of banks that have added or increased this type of lending, particularly multifamily lending, over the past few years has continued to increase. Consequently, the interest rate spreads on this type lending have come under significant pressure.

We have experienced substantial growth in our combined multifamily and commercial real estate loan portfolio in recent years. The annual growth rate of the portfolio has been 11.1%; 17.0%; 30.5%; 22.9% and 33.4% for years ended June 30, 2014, 2013, 2012, 2011 and 2010, respectively. We have been involved in multifamily lending for over thirty years. We have a department exclusively devoted to the origination and administration of multifamily and commercial real estate loans. We also have a separate credit department to review all such originations and ensure compliance with our underwriting standards. There are presently 6 loan officers as well as support staff in the origination department and 3 officers as well as support staff in the credit department. Our business plan projects continued growth of the portfolio and continued additions to our staff to support such growth.
Aggressively remedy remaining delinquent loans and such additional loans that may occur. One of management’s objectives is to maintain a low level of problem assets. We have commenced legal action against virtually all borrowers who are more than 45 days delinquent. Since June 30, 2009, our level of non-performing assets to total assets has declined from 2.74% to 0.69% at June 30, 2014. While no assurances can be provided regarding results, management will continue to focus on resolution of problem assets.
Maintaining and increasing deposits. Since the beginning of fiscal 2009, we have devoted significant internal attention to growing our deposits. We have implemented an incentive program that rewards branch personnel for attracting core deposit relationships, reexamined our pricing strategies, entered into the municipal deposit market and promoted our status as a local community bank. As a result of these efforts and external factors, we experienced a period of strong deposit growth. Our total deposit balances grew $882.0 million, or 126.2%, from June 30, 2008 to June 30, 2014. The focus of our deposit initiative has been to increase core deposits, consisting of checking, money market and savings accounts. Our core deposit account balances grew $753.8 million, or 269.1%, from June 30, 2008 to June 30, 2014. A sizeable portion of our recent core deposit growth has been due to an increase in municipal deposit relationships. Overall deposit growth was muted in fiscal 2012 and fiscal 2013 as an outflow of time deposits partially mitigated growth in core accounts. The primary reason for this occurrence was that the interest rate necessary at the time to maintain and grow our time deposit portfolio was higher than the interest rate on comparable borrowings. Our ongoing focus will be to build upon our successes in core deposit growth. In addition to continuing to attract new customers to Oritani Bank, we will also focus on cross-selling core deposit accounts to customers who have limited deposit services with Oritani Bank and seeking to further develop the relationship by providing quality customer service as well as continuing our de novo branch strategy. In order to grow our deposit balances expeditiously, we will seek to opportunistically increase our brokered and listed deposits.
Expanding our market share within our primary market area. Our deposit growth significantly boosted our market penetration in Bergen County, the primary county of our operations. We increased our percentage of Bergen County deposits from 1.8%, or the 14th ranked financial institution, at June 30, 2008 to 2.9%, or the 9th ranked financial institution, at June 30, 2013. We intend to continue the strategy of opportunistic de novo branching. We typically seek de novo branch locations in under-banked areas that are either a contiguous extension or fill-in of our existing branch network. We may also consider the acquisition of branches from other financial institutions in our market area. We believe these strategies, along with continued growth, will help us achieve our goal of deposit growth and market expansion.
Continuing to emphasize operating efficiencies and cost control. One of the hallmarks of our operations has been expense control as evidenced by an efficiency ratio of 38.43% for the year ended June 30, 2014. Our efficiency ratio as well as numerous other expense measurement ratios, have consistently outperformed peers. We intend to maintain our posture on expense control while continuing to make prudent investments in our operations by effectively managing costs in a relation to revenues.

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
Management performs a quarterly evaluation of the adequacy of the allowance for loan losses. The analysis of the allowance for loan losses has two components: specific and general allocations. Specific allocations are made for loans that are impaired. Management will identify loans that have demonstrated issues that cause concern regarding full collectibility in the required time frame. Delinquency and internal credit department reviews are key indicators of such issues. In addition, the Company utilizes the services of a third party loan review firm. Reviews are performed quarterly and, on an annual basis, the loan review firm reviews an aggregate of at least 60% of the commercial real estate, multifamily and construction loan portfolios, including a sampling of both new and seasoned loans, a review of all "Regulation O” loans and review of all delinquent loans. Their scope is determined by the Audit Committee. This firm prepares quarterly reports that include a rating for all loans reviewed over the period. There is typically a very high degree of correlation between the loan ratings assigned by management and the loan ratings determined by the third party loan review firm. Management summarizes all problem loans and classifies such loans within the following industry standard categories: Watch, Special Mention, Substandard, Doubtful or Loss. In addition, a classified loan may be considered impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, collateral category and internal credit risk rating. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general allocation. This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.
On a quarterly basis, the Chief Financial Officer:

•
Reviews all impaired loans individually, determines the appropriate impaired loan balance and calculates any necessary specific reserves. The most current appraised value is generally used as the basis for the value of the collateral. In general,loans that are classified as troubled debt restructurings and loans that are greater than $1.0 million and delinquent more than 90 days are considered impaired.

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
We have a concentration of loans secured by real property located in our lending area. Our residential lending area generally encompasses northern New Jersey. Our market area for commercial lending, including multifamily lending, is broader, generally including the state of New Jersey, Eastern Pennsylvania, Southern New York, New York City and parts of Connecticut, Delaware and Maryland. Our consumer lending is generally limited to the bank’s designated lending area which is considerably closer to our branch offices. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. In order to reduce the potential for undue influence on the appraisal process, we use an external appraisal firm as our Appraisal Manager. The Appraisal Manager generally does not perform any appraisals but obtains quotes for necessary appraisal work from one of our approved, qualified appraisal firms. Our Chief Credit Officer determines the firm to be utilized and the Appraisal Manager orders the work. Completed appraisals are sent to the Appraisal Manager. The Appraisal Manager then reviews the appraisal addressing all key assumptions utilized in the appraisal. The completed appraisal and the written review are then forwarded to the Chief Credit Officer. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the economy generally, and a decline in real estate market values in our lending area. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level. Factors such as current economic conditions, interest rates, and the composition of the loan portfolio will affect our determination of the level of this ratio for any particular period.
Our allowance for loan losses in recent years reflects probable losses resulting from the actual growth in our loan portfolio, ongoing local and regional economic conditions and our overall levels of charge-offs, delinquencies, impaired loans and nonaccrual loans. We believe the ratio of the allowance for loan losses to total loans at June 30, 2014 adequately reflects our portfolio credit risk, given our emphasis on multifamily and commercial real estate lending and current market conditions.
Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the FDIC and the NJDOBI, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to them at the time of their examination. The most recent such examination was performed by the FDIC as of September 30, 2013.
Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned. When the Company acquires other real estate owned, it generally obtains a current appraisal to substantiate the net carrying value of the asset. The asset is recorded at the lower of cost or fair value, establishing a new cost basis. Holding costs and declines in estimated fair value result in charges to expense after acquisition.
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
Our available-for-sale securities portfolio is carried at fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders’ equity. If management has the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. Any portion of unrealized loss on an individual equity security deemed to be other-than-temporarily impaired is recognized as a loss in operations in the period in which such determination is made. For debt investments securities (where we do not intend to sell the security and it is not more likely than not that we will be required to sell the security prior to recovery of the security’s amortized cost) deemed other than temporarily impaired, the investment is written down through current earnings by the impairment related to the estimated credit loss and the non-credit related impairment is recognized in other comprehensive income.

Comparison of Financial Condition at June 30, 2014 and June 30, 2013
Total Assets. Total assets increased $308.3 million to $3.14 billion at June 30, 2014, from $2.83 billion at June 30, 2013. The primary investing activity was in loans funded by increases in short term borrowings and deposits.
Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) increased $6.9 million to $18.9 million at June 30, 2014, from $12.1 million at June 30, 2013.
Loans, net. Loans, net increased $228.1 million to $2.50 billion at June 30, 2014, from $2.28 billion at June 30, 2013, an increase of 10.0%. Loan originations totaled $603.1 million for the fiscal year ended June 30, 2014. The growth rate of the loan portfolio continues to be negatively impacted by an elevated level of prepayments. Prepayments and principal amortization totaled $374.0 million for the fiscal year ended June 30, 2014.
Mortgage-Backed Securities Available For Sale. Mortgage-backed securities AFS increased $70.8 million to $377.1 million at June 30, 2014, from $306.3 million at June 30, 2013.
Mortgage-backed Securities held to maturity. Mortgage-backed securities HTM decreased $9.5 million to $32.4 million at June 30, 2014, from $41.9 million at June 30, 2013.
Bank Owned Life Insurance. BOLI increased $8.1 million to $68.1 million at June 30, 2014, from $60.0 million at June 30, 2013, as additional BOLI investments have been made over the fiscal year.
Real Estate Owned. Real estate owned (“REO”) increased $2.1 million to $3.9 million at June 30, 2014, from $1.7 million at June 30, 2013. During the 2014 fiscal year, the Company has taken title to three properties and disposed of two properties. The $3.9 million balance at June 30, 2014 consists of 5 properties.
Deposits. Deposits increased $161.3 million to $1.58 billion at June 30, 2014, from $1.42 billion at June 30, 2013. Core deposits, consisting of checking, money market and savings accounts, increased $85.3 million, or 9.0%, to $1.03 billion at June 30, 2014, from $948.6 million at June 30, 2013. Over that same period, time deposits increased $75.9 million, or 16.1%. Robust deposit growth is a strategic objective of the Company.
Borrowings. Borrowings increased $133.8 million to $967.4 million at June 30, 2014, from $833.7 million at June 30, 2013. The Company utilized borrowings, primarily overnight borrowings, to contribute to the funding of loan originations. Short-term borrowings totaled $337.0 million at June 30, 2014 compared to $233.3 million at June 30, 2013. During the fiscal year ended June 30, 2014, the Company committed to $93.3 million in long term advances from the FHLB. These borrowings had a weighted average term of 7.6 years and a weighted average cost of 2.7%. The Company will continue to obtain longer term borrowings and modify FHLB-NY advances opportunistically. In July 2014, the Company committed to $39.5 million in FHLB advances with an average term of 5.7 years and a weighted average cost of 2.1%.
Stockholders’ Equity. Stockholders’ equity increased $7.6 million to $526.3 million at June 30, 2014, from $518.7 million at June 30, 2013. The increase was primarily due to net income and the proceeds from the exercise of stock options, partially offset by dividends, including a $0.25 special dividend paid in December 2013, and treasury stock repurchases. Over the June 30, 2014 quarter, 269,544 shares of stock were repurchased at a total cost of $3.9 million and an average cost of $14.64 per share. Based on our June 30, 2014 closing price of $15.39 per share, the Company stock was trading at 133.1% of book value.

Comparison of Operating Results for the Years Ended June 30, 2014 and June 30, 2013
Net Income. Net income increased $1.5 million to $41.1 million for the fiscal year ended June 30, 2014, from $39.5 million for the corresponding 2013 period.  The primary reason for the increased net income in the twelve month period was decreased provision for loan losses partially offset by increased expenses. Return on average assets and average equity was 1.40% and 7.80% for the fiscal year ended June 30, 2014, respectively. Return on average assets and average equity was 1.43% and 7.68% for the fiscal year ended June 30, 2013, respectively.

Total interest income. The components of interest income for the fiscal year ended June 30, 2014 and 2013, changed as follows:

	Fiscal year Ended June 30,				Increase / (decrease)
	2014		2013			Average
	$	Yield	$	Yield	$	Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$ 119,004	5.06%	$ 117,418	5.49%	$ 1,586	$ 213,417	-0.43%
Dividends on FHLB stock	1,801	4.08%	1,752	3.24%	49	(9,944)	0.84%
Interest on securities AFS	146	1.67%	237	1.69%	(91)	(5,288)	-0.02%
Interest on MBS HTM	820	2.43%	955	2.48%	(135)	(4,735)	-0.05%
Interest on MBS AFS	6,444	1.95%	6,862	1.73%	(418)	(65,539)	0.22%
Interest on federal funds sold
and short term investments	11	0.25%	4	0.25%	7	2,758	0.00%
Total interest income	$ 128,226	4.62%	$ 127,228	4.81%	$ 998	$ 130,669	-0.19%

Total interest income increased $1.0 million, or 0.8%, to $128.2 million for the fiscal year ended June 30, 2014, from $127.2 million for the fiscal year ended June 30, 2013. The largest increase occurred in interest on loans, which increased $1.6 million, or 1.4%, to $119.0 million for the fiscal year ended June 30, 2014, from $117.4 million for the fiscal year ended June 30, 2013. Over that same period, the average balance of loans increased $213.4 million or 17.5%. The Company’s primary strategic business focus is organic growth of multifamily and commercial real estate loans. While growth was achieved throughout the year, the growth rate slowed from prior years. Management has been reluctant to offer the terms required to maintain our prior pace of growth, particularly loans with a fixed rate period longer than 5 years. The growth was primarily achieved through originations which totaled $603.1 million for the fiscal year ended June 30, 2014 versus $653.8 million for the comparable 2013 period. The yield on the loan portfolio decreased 43 basis points for the fiscal year ended June 30, 2014 versus the comparable 2013 period. The decreased yield was primarily due to the impact of current market rates on new originations, refinancings, prepayments and modifications. Prepayment penalties are recognized as interest on loans and impacted the loan yield in both periods. Prepayment penalties totaled $5.8 million in the 2014 period versus $5.1 million in the 2013 period, and boosted annualized loan yield by 25 basis points in the 2014 period versus 24 basis points in the 2013 period. Prepayment penalty provisions are incorporated into all of the Company's multifamily and commercial real estate loan documents. The penalties are intended to provide the Company with compensation if the loan is prepaid.
Interest Expense. The components of interest expense for the fiscal year ended June 30, 2014 and 2013, changed as follows:

	Fiscal year Ended June 30,				Increase / (decrease)
	2014		2013			Average
	$	Cost	$	Cost	$	Balance	Cost
	(Dollars in thousands)
Savings deposits	$ 386	0.23%	$ 391	0.23%	$ (5)	$ 485	0.00%
Money market	2,062	0.49%	2,129	0.50%	(67)	(9,889)	-0.01%
Checking accounts	1,867	0.45%	868	0.34%	999	162,330	0.11%
Time deposits	4,300	0.91%	5,136	1.01%	(836)	(39,443)	-0.10%
Total deposits	8,615	0.58%	8,524	0.62%	91	113,483	-0.04%
Borrowings	22,488	2.60%	21,274	2.57%	1,214	35,267	0.03%
Total interest expense	$ 31,103	1.33%	$ 29,798	1.36%	$ 1,305	$ 148,750	-0.03%
Total interest expense increased $1.3 million, or 4.4%, to $31.1 million for the fiscal year ended June 30, 2014, from $29.8 million for the comparable 2013 period. Interest expense on deposits increased $91,000, to $8.6 million for the fiscal year ended June 30, 2014, from $8.5 million for the comparable 2013 period. The average balance of interest bearing deposits increased $113.5 million over this period while the average cost of these funds decreased 4 basis points. Management has also focused on increasing deposits and implemented various strategies with the aim of accomplishing this goal. These strategies have been successful to date, and management believes these trends can continue. However, such strategies may negatively impact future interest expense. The greatest achievement has been in growth of checking accounts, which realized growth in average balance of $162.3 million. Increases in time deposits have also been realized, though that growth occurred in the later portions of the fiscal year. While the costs of time deposits slightly decreased, the Company has been able to extend the duration of these accounts. Interest expense on borrowings increased $1.2 million, or 5.7%, to $22.5 million for the fiscal year ended June 30, 2014, from $21.3 million for the comparable 2013 period. The average balance of borrowings increased $35.3 million, for the fiscal year ended June 30, 2014 versus the comparable 2013 period, and the cost increased slightly, 3 basis points. As discussed in prior filings, the Company committed to deferred interest rate hedges with notional amounts totaling $50.0 million during the fiscal year ended June 30, 2014 to mitigate a portion of the risk associated with its borrowing position. The Company now has $100.0 million of its short term liability position protected through interest rate hedges.
Net interest income. Net interest income decreased $307,000 to $97.1 million for the fiscal year ended June 30, 2014, from $97.4 million for the fiscal year ended June 30, 2013. The Company’s quarterly net interest income, and annualized spread and margin over the period are detailed in the table below. Due to the significant impact of prepayment penalties, the table details results with and without prepayment penalties.

	Including Prepayment Penalties			Excluding Prepayment Penalties
	Net Interest			Net Interest
	Income Before			Income Before
Quarter Ended	Provision	Spread	Margin	Provision	Spread	Margin
	(dollars in thousands)
June 30, 2014	$ 23,756	3.08%	3.27%	$ 22,871	2.96%	3.15%
March 31, 2014	24,462	3.28%	3.48%	23,258	3.11%	3.31%
December 31, 2013	24,312	3.38%	3.60%	22,418	3.10%	3.32%
September 30, 2013	24,593	3.45%	3.67%	22,801	3.18%	3.41%
June 30, 2013	23,873	3.37%	3.58%	22,848	3.22%	3.43%
The Company’s spread and margin for the fiscal year ended June 30, 2014 were 3.29% and 3.50%, respectively. The spread and margin for the fiscal year ended June 30, 2013 were 3.45% and 3.69% , respectively. Various factors contributed to the erosion that occurred over the year. The Company’s spread and margin are under pressure in the current interest rate environment due to several factors, including: rates on new loan originations and investment purchases; modifications of loans within the existing loan portfolio; prepayments of higher yielding loans and investments; limited ability to further reduce deposit and borrowing costs; promotional interest costs to attract new deposit customers; and increases in borrowing costs for the long term borrowings. The rates on new loan originations are being impacted by increased competition. The spread on new loan rates versus external sources of funds have decreased over the past year. In addition, the Company typically originates loans that have a reset period of 5 years or less. Such loans generally require a lower rate of interest versus loans with a longer reset period. The Company’s net interest income and net interest rate spread were both negatively impacted in all periods due to the reversal of accrued interest income on loans delinquent more than 90 days. The total of such income reversed was $562,000 for the fiscal year ended June 30, 2014 and $1.9 million for the comparable 2013 period.
Provision for Loan Losses. The Company recorded provisions for loan losses of $700,000 for the fiscal year ended June 30, 2014 as compared to $3.9 million for the comparable 2013 period. The Company's net charge-offs (net of recoveries) totaled $680,000 and $3.7 million for the fiscal years ended June 30, 2014 and 2013, respectively. The Company’s allowance for loan losses is analyzed quarterly and many factors are considered. The provision for loan losses was lower in the 2014 period partially due to improving delinquency and nonaccrual trends, changes in loan risk ratings, loan growth, charge-offs and economic and business conditions. In addition, improvements in general economic and business conditions have also impacted the level of provisioning by decreasing the necessary level of general allowances.

Delinquency and non performing asset information is provided below:

	At June 30,
	2014	2013	2012	2011
	(In thousands)
Delinquency Totals
30—59 days past due*	$3,411	$7,416	$13,783	$7,025
60—89 days past due*	214	2,643	8,555	5,327
Non-accrual	17,972	23,910	18,342	15,303
Total	$21,597	$33,969	$40,680	$27,655
Non Performing Asset Totals
Nonaccrual loans, per above	$17,972	$23,910	$18,342	$15,303
Real Estate Owned	3,850	1,742	2,740	3,967
Total	$21,822	$25,652	$21,082	$19,270
*Excludes non-accrual loans less than 90 days past due as they are included in the non-accrual total.
Total delinquent and nonaccrual loans have improved since June 30, 2013. In addition, of the $18.0 million of loans classified as nonaccrual at June 30, 2014, only $9.4 million were 90 days or more past due. The balance of the loans are classified as nonaccrual due to TDR status or prior delinquency. As further described below, the metrics in the nonaccrual total show continued improvement.

At June 30, 2014, there were seven nonaccrual loans with balances greater than or equal to $1.0 million. These loans are discussed below:

•
A $2.9 million construction loan for a luxury home in Morris County, New Jersey. The loan is classified as an impaired troubled debt restructuring (“TDR”). A modification/extension agreement was reached with the borrower during the quarter ended December 31, 2013. The loan has paid as agreed since the agreement. Principal payments totaling $300,000 have been received in conjunction with, and subsequent to, the modification. In accordance with the results of the impairment analysis for this loan, no reserve was required as of June 30, 2014, primarily due to a low estimated loan to value. The property was recently appraised for $5.8 million. If the loan continues to demonstrate satisfactory performance it will be returned to accrual status as of September 30, 2014 (although there can be no assurances that this will occur).

•
A $1.6 million residential loan on a single family residence in Bergen County, New Jersey. A foreclosure action was initiated when loan payments became delinquent. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, a $246,000 impairment reserve remains against this loan as of June 30, 2014. Oritani is pursuing legal remedies and a foreclosure date has been set for the fourth calendar quarter of 2014.

•
A $1.0 million loan on a mixed use property in Bergen County, New Jersey. The loan is classified as an impaired TDR. In accordance with the results of the impairment analysis for this loan, a $265,000 impairment reserve remains against this loan as of June 30, 2014. A forbearance agreement had previously been executed and the borrower has generally complied with the payment demands of the Company but not to the extent where the Company believes long term issues with the loan have been resolved. The loan is classified as nonaccrual as of June 30, 2014 and was 30 days delinquent at that time.

•
A $2.4 million loan on a multifamily property in New York City. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, no reserve was required as of June 30, 2014. The borrower is in bankruptcy. The bankruptcy court recently auctioned the property and the winning bid was for $4.65 million. The Company currently expects that all amounts due will be paid in full in conjunction with the sale. The timing of the sale is controlled by the bankruptcy court. Regular payments have continued on this loan including a small amount toward the delinquent balance.

•
A $1.5 million loan on a retail building in Morris County, NJ. The loan is classified as impaired. The prior impairment reserve of $163,000 was charged off against this loan. In accordance with the results of the impairment analysis for this loan as of June 30, 2014, no additional impairment reserve was necessary. The Company continues to pursue legal remedies.

•
A $1.4 million loan on an office building in Somerset County, NJ. The loan is classified as impaired. The prior impairment reserve of $292,000 was charged off against this loan. In accordance with the results of the impairment analysis for this loan as of June 30, 2014, no additional impairment reserve was necessary. This loan and the loan described directly above have the same borrower. The Company continues to pursue legal remedies on this loan also.

•
A $1.2 million loan on a lot and auto showroom in Bergen County, NJ. The loan is classified as an impaired TDR. A modification/extension agreement was reached with the borrower during the quarter ended December 31, 2013. The loan has paid as agreed since the agreement. In accordance with the results of the impairment analysis for this loan, a $407,000 impairment reserve was maintained against this loan as of June 30, 2014.

There are twenty other multifamily/commercial real estate loans, totaling $5.1 million, classified as nonaccrual at June 30, 2014. The largest of these loans has a balance of $698,000 (and was fully current at June 30, 2014).

There are seven other residential loans, totaling $842,000, classified as nonaccrual at June 30, 2014. The largest of these loans has a balance of $334,000.
Other Income.Other income decreased $218,000 to $5.6 million for the fiscal year ended June 30, 2014 from $5.8 million for the fiscal year ended June 30, 2013. The decrease is primarily due to the receipt of $1.5 million of nonrecurring insurance proceeds recognized as income from bank-owned life insurance in the 2013 period. These proceeds were not subject to income taxes. Net gain on sale of assets decreased $540,000 for the fiscal year ended June 30, 2014, primary due to decreased sale activity in loans and REO properties during the 2014 period. These decreases were partially offset by an increase in income from investments in real estate joint ventures. Income of $860,000 was realized over the fiscal year ended June 30, 2014 versus a loss of $566,000 in the comparable 2013 period. As discussed in prior filings, issues related to flooding at one commercial property had decreased occupancy and income during the 2013 and 2012 periods. These issues have been resolved as a new grocery anchor tenant is in place and became fully operational during the last quarter of fiscal 2014.
Operating Expenses. Operating expenses increased $1.6 million to $39.5 million for the fiscal year ended June 30, 2014, from $37.9 million for the fiscal year ended June 30, 2013. The increase was primarily due to compensation, payroll taxes and fringe benefits, which increased $819,000 to $28.6 million for the fiscal year ended June 30, 2014, from $27.8 million for the fiscal year ended June 30, 2013.  The increase was primarily due to increased expenses associated with the Company’s nonqualified benefit plans. In the 2013 period, actual costs were less than anticipated largely due to an increase in the assumed discount rate. In addition, the increase is partially attributable to an increase regarding expenses associated with the Company’s defined benefit plan. This plan is frozen but actuarial changes to the present value of future payment obligations along with changes to the estimated earnings on assets require ongoing expenses and likely future contributions. In the 2013 period, the valuation of the defined benefit plan resulted in a reduction of expense. Regular increases in salary and staffing also contributed to the increase.
Income Taxes.Income tax expense for the fiscal year ended June 30, 2014, was $21.5 million, due to pre-tax income of $62.5 million, resulting in an effective tax rate of 34.4%. The value of the Company’s deferred tax assets increased as a result of a change in New York state tax law in March, 2014. The tax reform increased future marginal tax rates and changed apportionment factors. This change reduced the effective rate in the 2014 period. For the fiscal year ended June 30, 2013, income tax expense was $22.0 million, due to pre-tax income of $61.5 million, resulting in an effective tax rate of 35.7%.
Comparison of Operating Results for the Years Ended June 30, 2013 and June 30, 2012
Net Income. Net income increased $7.9 million, or 24.9%, to $39.5 million for the fiscal year ended June 30, 2013, from $31.7 million for the corresponding 2012 period. The primary causes of the increased net income were increased net interest income and decreased provision for loan losses. Return on average assets was 1.43% for the fiscal year ended June 30, 2013. Return on average equity was 7.68% for the fiscal year ended June 30, 2013.
Total interest income. Total interest income increased $5.2 million, or 4.3%, to $127.2 million for the fiscal year ended June 30, 2013, from $122.0 million for the fiscal year ended June 30, 2012. The largest increase occurred in interest on loans, which increased $9.0 million, or 8.3%, to $117.4 million for the fiscal year ended June 30, 2013, from $108.4 million for the fiscal year ended June 30, 2012. Over that same period, the average balance of loans increased $318.1 million or 17.5%. The Company's primary focus is organic growth of multifamily and commercial real estate loans. While growth was achieved throughout the year, the growth rate slowed slightly in the second half of the fiscal year. Management has been reluctant to offering the terms required to maintain our prior pace of growth, particularly loans with a fixed rate period longer than 5 years. The recent increase in market rates has made current loan terms more palatable, and management believes the Company can return to growth levels previously achieved. The growth was primarily achieved through originations which totaled $653.8 million for the fiscal year ended June 30, 2013 versus $543.8 million for the comparable 2012 period. The yield on the loan portfolio decreased 46 basis points for the fiscal year ended June 30, 2013 versus the comparable 2012 period. The decreased yield was primarily due to the impact of current market rates on new originations, refinancings, prepayments and modifications. Prepayment penalties are recognized as interest on loans and impacted the loan yield in both periods. Prepayment penalties totaled $5.1 million for the fiscal year ended June 30, 2013 versus $1.5 million for the comparable 2012 period. Prepayment penalty provisions are incorporated into all of the Company's multifamily and commercial real estate loan documents. The penalties are intended to provide the Company with compensation if the loan is prepaid. Although market interest rates have increased recently, the current interest rate environment continues to provide an economic incentive for many of our existing borrowers to refinance. Prepayment penalties boosted annualized loan yield by 24 basis points for the fiscal year ended June 30, 2013 versus 8 basis points for the comparable 2012 period. Another strategic business decision was the determination to no longer deploy the cash flows from the investment portfolio back into new investments. This decision impacted the periods subsequent to September 30, 2011 and was made because the Company determined that the risk/reward profiles of permissible securities no longer warranted additional investment. The few purchases that occurred subsequent to that date were primarily to satisfy regulatory needs and were classified as held to maturity. The average balance of the primary investment category, mortgage-backed securities available for sale, decreased $154.2 million over the period. The decision has aided overall yield on interest earning assets as the Company now has a lower percentage of its interest earning assets in lower yielding instruments like mortgage backed securities, investment securities and federal funds sold. The limited decrease in yield on interest earnings assets that occurred in 2013 versus 2012 (7 basis points), despite a much lower interest rate environment, is partially attributable to these strategic decisions.
Interest Expense. Total interest expense decreased $3.5 million, or 10.6%, to $29.8 million for the fiscal year ended June 30, 2013, from $33.3 million for the fiscal year ended June 30, 2012. Interest expense on deposits decreased $4.3 million, or 33.5%, to $8.5 million for the fiscal year ended June 30, 2013, from $12.8 million for the fiscal year ended June 30, 2012. The average balance of interest bearing deposits decreased $18.6 million over this period while the average cost of these funds decreased 31 basis points. The current interest rate environment has provided an opportunity for the Company to reduce its cost of interest bearing liabilities. The Company has continued its strategic objective of increasing core deposits. However, increases in core account balances have been offset by decreases in time deposits. While management believes time deposits can be cost effectively replaced by borrowings in the current environment, the Company has been concerned with the overall deposit total and has deployed strategies designed to increase deposits without significantly impacting costs. Interest expense on borrowings increased $764,000, or 3.7%, to $21.3 million for the fiscal year ended June 30, 2013, from $20.5 million for the fiscal year ended June 30, 2012. The average balance of borrowings increased significantly, $185.1 million, for the fiscal year ended June 30, 2013 versus the fiscal year ended June 30, 2012, while the cost decreased significantly, 62 basis points. Overnight and other short term borrowings totaled $233.3 million at June 30, 2013, versus $161.6 million at June 30, 2012. The increased level of overnight and short term borrowings contributed to the decreased borrowing cost. As discussed in prior filings, the Company committed to a deferred interest rate hedge in a notional amount of $50.0 million to mitigate a portion of the risk associated with its borrowing position.
Net interest income. Net interest income increased by $8.8 million, or 9.9%, to $97.4 million for the fiscal year ended June 30, 2013, from $88.7 million for the fiscal year ended June 30, 2012. The Company’s spread and margin increased to 3.45% and 3.69% for the fiscal year ended June 30, 2013, respectively, from 3.24% and 3.55% for the fiscal year ended June 30, 2012, respectively. The Company expects that its spread and margin will remain under pressure in the current interest rate environment due to several factors, including: rates on new loan originations and investment purchases; modifications of loans within the existing loan portfolio; prepayments of higher yielding loans and investments; limited ability to further reduce deposit and borrowing costs; promotional interest costs to attract new deposit customers and increases in borrowing costs which may be necessary to reduce interest rate risk. The Company has been able to largely offset these pressures. Several factors have contributed to this result. The Company believes that the most effective means for it to offset the impact of decreased spread and margin is loan growth, through quality loan originations. The Company has been able to achieve quality loan growth which remains one of its strategic goals. The interest rate curve has steepened over the past three months as longer term rates have increased. If this interest rate curve is maintained, it will likely relieve some of the pressure on core spread and margin. New loan originations would likely be at higher rates and modifications would likely decrease. However, prepayment penalty income would also likely decrease. Prepayment penalty income totaled $5.1 million for the fiscal year ended June 30, 2013. Another factor has been the utilization of overnight borrowings. In the recent rate environment, such borrowings have a very low cost which contributed to the increased spread, margin and net interest income. The utilization of such borrowings also increased the Company’s interest rate risk, and the Company has addressed the increased exposure through a deferred interest rate hedge. The Company has also been able to successfully lower the cost of overall deposits, particularly money market deposits, without a significant impact on balances. The Company has also decreased its reliance on time deposits, which carry a higher cost, and lowered the cost of the remaining time deposits. The Company's largest interest rate risk exposure is to a flat or inverted yield curve. The Company's net interest income and net interest rate spread were both negatively impacted in all periods due to the reversal of accrued interest income on loans delinquent more than 90 days. The total of such income reversed was $1.9 million for the fiscal year ended June 30, 2013 and $1.1 million for the fiscal year ended June 30, 2012.
Provision for Loan Losses. The Company recorded provisions for loan losses of $3.9 million for the fiscal year ended June 30, 2013 as compared to $8.5 million for the fiscal year ended June 30, 2012. The Company charged off a total of $3.8 million and $3.9 million in loans during the fiscal year ended June 30, 2013 and 2012, respectively. The Company’s allowance for loan losses is analyzed quarterly and many factors are considered. Delinquency and nonaccrual totals, changes in loan risk ratings, loan growth, charge-offs and economic factors continue to have a meaningful impact on the current level of provision for loan losses. The provision for loan losses was lower in the 2013 periods partially because of improvements in risk ratings and delinquencies.

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
Other Income. Other income increased $419,000 to $5.8 million for the fiscal year ended June 30, 2013 from $5.4 million for the fiscal year ended June 30, 2012. The increase was primarily due to income from bank owned life insurance, which increased $1.7 million to $3.3 million for the fiscal year ended June 30, 2013, from $1.6 million for the fiscal year ended June 30, 2012. The increase was primarily due to the receipt of nonrecurring insurance proceeds. This increase was partially offset by a decrease in income from investments in joint ventures, which decreased $1.3 million for the fiscal year ended June 30, 2013 versus the comparable 2012 period. As discussed in greater detail in "Comparison of Operating Results for the Years Ended June 30, 2012 and June 30, 2011-Other Income", issues related to flooding at one commercial property have decreased occupancy and income. The key vacancy pertains to the grocery anchor tenant. Income is expected to be below historical levels for the remainder of calendar 2013.
Operating Expenses. Operating expenses increased $2.4 million to $37.9 million for the fiscal year ended June 30, 2013, from $35.5 million for the fiscal year ended June 30, 2012. The increase was primarily due to compensation, payroll taxes and fringe benefits, which increased $2.7 million to $27.8 million for the fiscal year ended June 30, 2013, from $25.1 million for the fiscal year ended June 30, 2012. There were increases totaling $773,000 related directly to compensation due to additional staffing and salary adjustments. The twelve month period was impacted by costs associated with stock based compensation. Stock awards and options were granted under the Company's 2011 Equity Incentive Plan (“the Equity Plan”) on August 18, 2011. The 2012 period contains 10.5 months of amortization of Equity Plan costs versus 12 months in the 2013 period.  Expenses associated with the Equity Plan were $797,000 greater in the 2013 period versus the 2012 period. Increases in the trading price of Company's common stock caused an increase in ESOP expense. These increases were partially offset by a decrease in benefit expense primarily pertaining to one plan whose actual costs were less than anticipated largely due to an increase in the assumed discount rate. Our efficiency ratios for the fiscal year ended June 30, 2013 and 2012, were 36.7% and 37.7%, respectively.
Income Taxes. Income tax expense for the fiscal year ended June 30, 2013, was $22.0 million, due to pre-tax income of $61.5 million, resulting in an effective tax rate of 35.7%. For the fiscal year ended June 30, 2012, income tax expense was $18.5 million, due to pre-tax income of $50.1 million, resulting in an effective tax rate of 36.8%. The decreased rate in 2013 was due to the implementation of various strategies as well as the receipt of nonrecurring bank owned life insurance income, which is not subject to income taxes.

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

	For the Years Ended June 30,
	2014			2013			2012
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$2,352,488	$119,004	5.06%	$2,139,071	$117,418	5.49%	$1,820,992	$108,409	5.95%
Securities held to maturity (2)	44,138	1,801	4.08	54,082	1,752	3.24	33,066	1,387	4.19
Securities available for sale	8,739	146	1.67	14,027	237	1.69	48,219	864	1.79
Mortgage backed securities held to maturity	33,705	820	2.43	38,440	955	2.48	34,819	908	2.61
Mortgage backed securities available for sale	330,148	6,444	1.95	395,687	6,862	1.73	549,883	10,390	1.89
Federal funds sold and short term investments	4,342	11	0.25	1,584	4	0.25	12,789	32	0.25
Total interest-earning assets	2,773,560	128,226	4.62%	2,642,891	127,228	4.81%	2,499,768	121,990	4.88%
Non-interest-earning assets	153,686			122,346			109,688
Total assets	$2,927,246			$2,765,237			$2,609,456
Interest-bearing liabilities:
Savings deposits	$168,209	386	0.23%	$167,724	391	0.23%	$157,617	652	0.41%
Money market	419,737	2,062	0.49	429,626	2,129	0.50	396,172	2,956	0.75
Checking accounts	419,371	1,867	0.45	257,041	868	0.34	202,773	831	0.41
Time deposits	471,558	4,300	0.91	511,000	5,136	1.01	627,426	8,384	1.34
Total deposits	1,478,875	8,615	0.58	1,365,391	8,524	0.62	1,383,988	12,823	0.93
Borrowings	863,355	22,488	2.60	828,088	21,274	2.57	642,947	20,510	3.19
Total interest-bearing liabilities	2,342,230	31,103	1.33%	2,193,479	29,798	1.36%	2,026,935	33,333	1.64%
Non-interest-bearing liabilities	58,429			57,137			50,157
Total liabilities	2,400,659			2,250,616			2,077,092
Stockholders’ equity	526,587			514,621			532,364
Total liabilities and stockholders’ equity	$2,927,246			$2,765,237			$2,609,456
Net interest income		$97,123			$97,430			$88,657
Net interest rate spread (3)			3.29%			3.45%			3.24%
Net interest-earning assets (4)	$431,330			$449,412			$472,833
Net interest margin (5)			3.50%			3.69%			3.55%
Ratio of interest-earning assets to interest-bearing liabilities			118.42%			120.49%			123.33%

(1)	Includes nonaccrual loans.

(2)	Includes Federal Home Loan Bank stock.

(3)	Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.

(4)	Net interest-earning assets represents total interest-earning assets less interest-bearing liabilities.

(5)	Net interest margin represents net interest income as a percent of average interest-earning assets for the period.

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

	Years Ended June 30, 2014 vs. 2013			Years Ended June 30, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(In thousands)
Interest-earning assets:
Loans, net	$11,715	$(10,129)	$1,586	$18,936	$(9,927)	$9,009
Securities available for sale	(322)	371	49	882	(517)	365
Securities held to maturity	(89)	(2)	(91)	(613)	(14)	(627)
Mortgage-backed securities available for sale	(118)	(17)	(135)	94	(47)	47
Mortgage-backed securities held to maturity	(1,137)	719	(418)	(2,914)	(614)	(3,528)
Federal Funds sold and short term investments	7	—	7	(28)	—	(28)
Total interest-earning assets	10,056	(9,058)	998	16,357	(11,119)	5,238
Interest-bearing liabilities:
Savings accounts	1	(6)	(5)	42	(303)	(261)
Money market	(49)	(18)	(67)	250	(1,077)	(827)
Checking accounts	548	451	999	222	(185)	37
Time deposits	(396)	(440)	(836)	(1,556)	(1,692)	(3,248)
Total deposits	104	(13)	91	(1,042)	(3,257)	(4,299)
Borrowings	906	308	1,214	5,906	(5,142)	764
Total interest-bearing liabilities	1,010	295	1,305	4,864	(8,399)	(3,535)
Change in net interest income	$9,046	$(9,353)	$(307)	$11,493	$(2,720)	$8,773

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

Shortening the average maturity of our interest-earning assets by increasing our investments in shorter-term loans and securities, as well as loans and securities with variable rates of interest, helps to better match the maturities and interest rates of our assets and liabilities, thereby reducing the exposure of our net interest income to changes in market interest rates. In addition, if changes occur that cause the estimated duration of an available for sale security to lengthen significantly, management will consider the sale of such security. By following these strategies, we believe that we are well-positioned to react to increases in market interest rates.
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
The table below sets forth, as of June 30, 2014, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated	Estimated Increase (Decrease) in NPV			Increase (Decrease)
	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
	(Dollars in thousands)
200	$475,981	$(69,450)	(12.7)%	15.7%	(144)
100	515,935	(29,496)	(5.4)%	16.6%	(55)
0	545,431	—	—%	17.2%	—
-100	582,101	36,670	6.7%	17.9%	75

(1)Assumes an instantaneous uniform change in interest rates at all maturities.
(2)NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at June 30, 2014 in the event of a 100 basis point decrease in interest rates, we would experience a 6.7% increase in net portfolio value. In the event of a 200 and 100 basis point increase in interest rates, we would experience a 12.7% decrease and a 5.4% decrease in net portfolio value, respectively. These changes in net portfolio value are within the limitations established in our asset and liability management policies. This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.
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
Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period. At June 30, 2014, cash and cash equivalents totaled $18.9 million. Securities and mortgage-backed securities classified as available for sale, which provide additional sources of liquidity, totaled $384.1 million at June 30, 2014.
Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.
At June 30, 2014, we had $89.8 million in loan commitments outstanding. In addition to commitments to originate loans, we had $28.6 million in unused lines of credit to borrowers. Time deposits due within one year of June 30, 2014 totaled $345.5 million, or 21.9% of total deposits. If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and FHLB advances. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits. We believe, however, based on past experience, that a significant portion of our time deposits will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
Our primary investing activity currently is the origination of loans and the purchase of loans and securities. During the year ended June 30, 2014, we originated $603.1 million of loans and purchased $183.8 million of securities. During the year ended June 30, 2013, we originated $653.8 million of loans and purchased $10.6 million of securities. There were no loans purchased during the years ended June 30, 2014 and 2013.
Financing activities consist primarily of activity in deposit accounts and FHLB advances. We experienced a net increase in total deposits of $161.3 million and $30.0 million for the fiscal years ended June 30, 2014 and 2013, respectively. Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.
Liquidity management is both a daily and long-term function of business management. If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of New York, which provide an additional source of funds. FHLB advances reflected a net increase of $133.8 million and $87.8 million during the fiscal years ended June 30, 2014 and 2013, respectively. FHLB advances have primarily been used to fund loan demand and provide longer-term sources of funding. At June 30, 2014, the Company had additional borrowing capacity of $73.9 million with the FHLB. As of September 15, 2014, our borrowing capacity with FHLB is $274.8 million and our borrowing capacity at FRB is $41.8 million.
Oritani Bank is subject to various regulatory capital requirements, including a risk-based capital measure. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories. At June 30, 2014, Oritani Bank exceeded all regulatory capital requirements. Oritani Bank is considered “well capitalized” under regulatory guidelines. See “Supervision and Regulation-Federal Banking Regulation-Capital Requirements” and Note 17 of the Notes to the Consolidated Financial Statements.
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
The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at June 30, 2014. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Federal Home Loan Bank advances	$420,251	$162,815	$255,000	$129,377	$967,443
Operating leases	659	810	502	330	2,301
Total	$420,910	$163,625	$255,502	$129,707	$969,744
Commitments to extend credit	$89,779	$—	$—	$—	$89,779
Unadvanced construction loans	$4,534	$—	$—	$—	$4,534
Unused lines of credit	$24,030	$—	$—	$—	$24,030
Commitments to purchase securities	$—	$—	$—	$—	$—
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
Oritani Financial Corp.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992). Based on our assessment we believe that, as of June 30, 2014, the Company’s internal control over financial reporting is effective based on those criteria.
Oritani Financial Corp.’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2014. This report appears on page 57.
The Sarbanes-Oxley Act Section 302 Certifications have been filed with the SEC as Exhibit 31.1 and Exhibit 31.2 to this Annual Report on Form 10-K.

ITEM 9B.     OTHER INFORMATION
Not Applicable.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE
Information regarding director nominees, incumbent directors, executive officers, the Audit Committee of the board of directors, Audit Committee financial experts and procedures by which stockholders may recommend director nominees required by this item is set forth under “Proposal I Election of Directors” under the captions “Directors,” “Executive Officers,” “Nominees for Directors,” “Continuing Directors,” “Board Meetings and Committees,” “Corporate Governance, Code of Ethics and Business Conduct” and “Procedures for the Consideration of Board Candidates Submitted by Stockholders” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 25, 2014 and is incorporated herein by reference.
Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under “General Information” under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 25, 2014 and is incorporated herein by reference.
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

ITEM 11.     EXECUTIVE COMPENSATION
The information required by this item is set forth under “Proposal 1 Election of Directors” under the captions “Compensation Committee,” “Executive Compensation” and “Director Compensation” in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 25, 2014 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item regarding security ownership of certain beneficial owners and management is set forth under “General Information” under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 25, 2014 and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
Set forth below is information as of June 30, 2014 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options (1)	Weighted Average Exercise Price (2)	Number of Securities Remaining Available for Issuance Under Plan
Equity compensation plans approved by stockholders	5,983,674	$11.50	327,207	(3)
Equity compensation plans not approved by stockholders	—	—	—
Total	5,983,674	$11.50	327,207

(1) Consists of outstanding stock options to purchase 5,983,674 shares of common stock granted under the Company's stock-base compensation plans.
(2) The weighted average exercise price reflects the exercise price of $10.43 per share for 2,010,960 stock options granted in 2008; an exercise price of $9.67 per share for 24,000 stock options and $11.11 per share for 20,000 stock options granted in 2010; an exercise price of $11.95 per share for 3,792,714 stock options granted in 2011; an exercise price of $14.55 per share for 80,000 stock options granted in 2012, an exercise price of $16.19 per share for 36,000 stock options granted in 2013 and $15.42 per share for 20,000 stock options for granted in 2014 under the Company's stock-based compensation plans.
(3) Represents the number of available shares that may be granted as stock options and stock awards under the Company's stock-based compensation plans.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by this item is set forth under “Proposal I Election of Directors” under the caption “Director Independence” and “Transactions With Certain Related Persons” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 25, 2014 and is incorporated herein by reference.
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is set forth under “Proposal II Ratification of the Appointment of the Independent Registered Public Accounting Firm” in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 25, 2014 and is incorporated herein by reference.
PART IV
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following documents are filed as part of this Form 10-K.

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets—at June 30, 2014 and 2013

(C)	Consolidated Statements of Income—Years ended June 30, 2014, 2013 and 2012

(D)	Consolidated Statements of Comprehensive Income—Years ended June 30, 2014, 2013 and 2012

(E)	Consolidated Statements of Stockholders’ Equity—Years ended June 30, 2014, 2013 and 2012

(F)	Consolidated Statements of Cash Flows—Years ended June 30, 2014, 2013 and 2012

(G)	Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Oritani Financial Corp.
Township of Washington, New Jersey:

We have audited the accompanying consolidated balance sheets of Oritani Financial Corp. and subsidiaries (the Company) as of June 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oritani Financial Corp. and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2014 in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 15, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Short Hills, New Jersey
September 15, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Oritani Financial Corp.
Township of Washington, New Jersey:

We have audited Oritani Financial Corp.’s and subsidiaries (the Company) internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Oritani Financial Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oritani Financial Corp. and subsidiaries as of June 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended June 30, 2014, and our report dated September 15, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Short Hills, New Jersey
September 15, 2014

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
	2014	2013
Assets
Cash on hand and in banks	$17,490	$4,181
Federal funds sold and short term investments	1,441	7,884
Cash and cash equivalents	18,931	12,065
Loans, net	2,503,894	2,275,782
Securities available for sale, at market value	384,137	318,290
Securities held to maturity, market value of $32,539 and $41,855	32,422	41,873
Bank Owned Life Insurance (at cash surrender value)	68,054	59,996
Federal Home Loan Bank of New York stock (“FHLB”), at cost	49,046	42,770
Accrued interest receivable	10,214	10,114
Investments in real estate joint ventures, net	6,391	4,635
Real estate held for investment	917	1,070
Real estate owned	3,850	1,742
Office properties and equipment, net	14,675	15,060
Deferred tax assets, net	34,705	30,300
Other assets	12,964	18,225
Total Assets	$3,140,200	$2,831,922

Liabilities
Deposits	$1,580,975	$1,419,703
Borrowings	967,443	833,672
Advance payments by borrowers for taxes and insurance	16,105	15,806
Other liabilities	49,385	44,031
Total liabilities	2,613,908	2,313,212

Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 45,499,332 shares outstanding at June 30, 2014 and 45,391,031 shares outstanding at June 30, 2013	562	562
Additional paid-in capital	504,434	499,961
Unallocated common stock held by the employee stock ownership plan	(24,331)	(25,887)
Restricted Stock Awards	(12,086)	(15,730)
Treasury stock, at cost; 10,745,733 shares at June 30, 2014 and 10,854,034 shares at June 30, 2013	(140,451)	(141,142)
Retained income	195,970	196,516
Accumulated other comprehensive income, net of tax	2,194	4,430
Total stockholders’ equity	526,292	518,710
Total Liabilities and Stockholders’ Equity	$3,140,200	$2,831,922
See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income
Years ended June 30, 2014, 2013 and 2012

	2014	2013	2012
	(Dollars in thousands)
Interest income:
Interest on mortgage loans	$119,004	$117,418	$108,409
Interest on securities available for sale	6,590	7,099	11,254
Interest on securities held to maturity	820	955	908
Dividends on Federal Home Loan Bank stock	1,801	1,752	1,387
Interest on federal funds sold and short term investments	11	4	32
Total interest income	128,226	127,228	121,990
Interest expense:
Deposits (note 10)	8,615	8,524	12,823
Borrowings (note 12)	22,488	21,274	20,510
Total interest expense	31,103	29,798	33,333
Net interest income before provision for loan losses	97,123	97,430	88,657
Provision for loan losses (note 5)	700	3,850	8,500
Net interest income after provision for loan losses	96,423	93,580	80,157
Other income:
Service charges	1,084	922	1,132
Real estate operations, net	1,135	1,255	1,225
Net income (loss) from investments in real estate joint ventures	860	(566)	689
Bank Owned Life Insurance income	2,018	3,253	1,594
Net gain (loss) on sale and write down of securities	51	—	(262)
(Loss) gain on sale of assets and loans	(58)	72	580
Gain on sale of real estate owned	221	631	210
Other income	291	253	233
Total other income	5,602	5,820	5,401
Operating expenses:
Compensation, payroll taxes and benefits (notes 14 and 15)	28,593	27,774	25,095
Advertising	360	361	497
Office occupancy and equipment expense (notes 9 and 16)	3,043	2,812	2,603
Data processing service fees	1,814	1,652	1,513
Federal insurance premiums	1,340	1,331	1,215
Real estate owned expense	362	391	902
Other expenses	3,966	3,556	3,626
Total operating expenses	39,478	37,877	35,451

Income before income tax expense	62,547	61,523	50,107
Income tax expense (note 11)	21,488	21,979	18,457
Net income	$41,059	$39,544	$31,650
Basic income per common share	$0.96	$0.94	$0.72
Diluted income per common share	$0.94	$0.92	$0.71
 See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
Years ended June 30, 2014, 2013 and 2012
(In thousands)

	Years ended June 30,
	2014	2013	2012
Net income	41,059	39,544	31,650
Other comprehensive income, net of tax:
Change in unrealized holding (loss) gain on securities available for sale	(787)	(2,285)	2,164
Reclassification adjustment for security losses included in net income	28	—	155
Change in unrealized (loss) gain on interest rate swaps	(1,436)	1,519	—
Amortization related to post-retirement obligations	46	189	70
Change in funded status of retirement obligations	(87)	1,085	(1,022)
Reclassification adjustment for retirement obligation losses included in net income	—	—	145
Total other comprehensive (loss) income	(2,236)	508	1,512
Total comprehensive income	$38,823	$40,052	$33,162
See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years ended June 30, 2014, 2013 and 2012
(Dollars in thousands)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Un- allocated common stock held by ESOP	Retained income	Accumu- lated other compre- hensive income, net of tax	Total stock- holders’ equity
Balance at June 30, 2013	45,391,031	$562	$499,961	$(15,730)	$(141,142)	$(25,887)	$196,516	$4,430	$518,710
Net income	—	—	—	—	—	—	41,059	—	41,059
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(2,236)	(2,236)
Cash dividend declared	—	—	—	—	—	—	(40,438)	—	(40,438)
Purchase of treasury stock	(368,945)	—	—	—	(5,533)	—	—	—	(5,533)
Issuance of restricted stock awards	28,000	—	—	(364)	364	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	6,047	—	—	—	—	—	6,047
ESOP shares allocated or committed to be released	—	—	1,389	—	—	1,556	—	—	2,945
Exercise of stock options	460,046	—	—	—	5,990	—	(1,146)	—	4,844
Vesting of restricted stock awards	—	—	(3,857)	3,878	—	—	(21)	—	—
Forfeiture of restricted stock awards	(10,800)	—	—	130	(130)	—	—	—	—
Tax benefit from stock-based compensation	—	—	894	—	—	—	—	—	894
Balance at June 30, 2014	45,499,332	$562	$504,434	$(12,086)	$(140,451)	$(24,331)	$195,970	$2,194	$526,292

See accompanying notes to consolidated financial statements.

continued on next page

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years ended June 30, 2014, 2013 and 2012
(Dollars in thousands)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Un- allocated common stock held by ESOP	Retained income	Accumu- lated other compre- hensive income, net of tax	Total stock- holders’ equity
Balance at June 30, 2011	55,513,265	$562	$489,593	$—	$(9,300)	$(28,808)	$190,955	$2,410	$645,412
Net income	—	—	—	—	—	—	31,650	—	31,650
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,512	1,512
Cash dividend declared	—	—	—	—	—	—	(21,848)	—	(21,848)
Purchase of treasury stock	(10,324,805)	—	—	—	(134,308)	—	—	—	(134,308)
Purchase of restricted stock awards	(1,598,100)	—	—	(19,266)	—	—	—	—	(19,266)
Issuance of restricted stock awards	1,598,100	—	—	—	—	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	4,810	—	—	—	—	—	4,810
ESOP shares allocated or committed to be released	—	—	1,144	—	—	1,226	—	—	2,370
Exercise of stock options	15,305	—	—	—	199	—	(39)	—	160
Vesting of restricted stock awards	—	—	(60)	60	—	—	—	—	—
Forfeiture of restricted stock awards	(5,000)	—	—	60	(60)	—	—	—	—
Tax benefit from stock-based compensation	—	—	217	—	—	—	—	—	217
Balance at June 30, 2012	45,198,765	$562	$495,704	$(19,146)	$(143,469)	$(27,582)	$200,718	$3,922	$510,709
Net income	—	—	—	—	—	—	39,544	—	39,544
Other comprehensive income, net of tax	—	—	—	—	—	—	—	508	508
Cash dividend declared	—	—	—	—	—	—	(43,074)	—	(43,074)
Purchase of treasury stock	(103,095)	—	—	—	(1,524)	—	—	—	(1,524)
Issuance of restricted stock awards	45,000	—	—	(585)	585	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	6,023	—	—	—	—	—	6,023
ESOP shares allocated or committed to be released	—	—	1,310	—	—	1,695	—	—	3,005
Exercise of stock options	264,361	—	—	—	3,436	—	(637)	—	2,799
Vesting of restricted stock awards	—	—	(3,796)	3,831	—	—	(35)	—	—
Forfeiture of restricted stock awards	(14,000)	—	—	170	(170)	—	—	—	—
Tax benefit from stock-based compensation	—	—	720	—	—	—	—	—	720
Balance at June 30, 2013	45,391,031	$562	$499,961	$(15,730)	$(141,142)	$(25,887)	$196,516	$4,430	$518,710
See accompanying notes to audited consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended June 30, 2014 , 2013 and 2012

	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$41,059	$39,544	$31,650
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	8,992	9,028	7,180
Depreciation of premises and equipment	957	975	930
Net amortization and accretion of premiums and discounts on securities	1,230	2,195	2,392
Provision for losses on loans	700	3,850	8,500
Amortization and accretion of deferred loan fees, net	(3,034)	(2,820)	(1,599)
Increase in deferred taxes	(2,871)	(5,098)	(3,969)
Loss (gain) on sale of loans	58	(72)	(580)
Impairment charge on securities	—	—	262
Gain on sale of securities	(51)	—	—
Gain on sale of real estate owned	(221)	(631)	(210)
Writedown of real estate owned	196	150	372
Proceeds from sale of real estate owned	1,191	4,416	3,928
Increase in cash surrender value of bank owned life insurance	(2,018)	(1,781)	(1,594)
(Increase) decrease in accrued interest receivable	(100)	516	(1,393)
Decrease (increase) in other assets	2,847	2,204	(1,537)
Increase in other liabilities	5,436	4,787	1,127
Net cash provided by operating activities	54,371	57,263	45,459
Cash flows from investing activities:
Net increase in loans receivable	(229,186)	(291,494)	(328,070)
Purchase of mortgage loans	—	—	(2,000)
Proceeds from sale of mortgage loans	—	4,147	416
Purchase of securities available for sale	(180,680)	—	(155,576)
Purchase of securities held to maturity	(3,116)	(10,629)	(5,158)
Proceeds from payments, calls and maturities of securities available for sale	94,221	175,673	254,331
Proceeds from payments, calls and maturities of securities held to maturity	3,653	4,806	6,575
Proceeds from sale of securities available for sale	18,129	—	—
Proceeds from sales of securities held to maturity	8,938	—	—
Purchase of Bank Owned Life Insurance	(6,040)	(14,100)	—
Proceeds from BOLI benefit	—	2,168	—
Purchase of Federal Home Loan Bank of New York stock	(6,276)	(4,548)	(11,378)
Net decrease (increase) in real estate held for investment	41	(65)	(67)
Net (increase) decrease in real estate joint ventures	(1,726)	684	5
Purchase of fixed assets	(572)	(593)	(1,361)
Proceeds from sale of other assets	—	—	2,748
Net cash used in investing activities	(302,614)	(133,951)	(239,535)

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

	2014	2013	2012
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	161,272	29,997	8,396
Net proceeds from issuance of common stock	4,844	2,799	160
Purchase of treasury stock	(5,533)	(1,524)	(134,308)
Purchase of restricted stock awards	—	—	(19,266)
Dividends paid to shareholders	(40,438)	(43,074)	(21,848)
Increase in advance payments by borrowers for taxes and insurance	299	589	2,371
Proceeds from borrowed funds	298,770	289,357	372,085
Repayment of borrowed funds	(164,999)	(201,550)	(135,535)
Tax benefit from stock based compensation	894	720	217
Net cash provided by financing activities	255,109	77,314	72,272
Net increase (decrease) in cash and cash equivalents	6,866	626	(121,804)
Cash and cash equivalents at beginning of period	12,065	11,439	133,243
Cash and cash equivalents at end of period	$18,931	$12,065	$11,439

Supplemental cash flow information:
Cash paid during the period for:
Interest	$30,931	$29,969	$33,523
Income taxes	$22,784	$32,451	$22,512
Noncash transfer
Loans receivable transferred to real estate owned	$3,350	$3,424	$2,801
See accompanying notes to consolidated financial statements.

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
Basis of Financial Statement Presentation
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at June 30, 2014 and 2013, and in the Consolidated Statements of Income for the years ended June 30, 2014, 2013 and 2012. Actual results could differ significantly from those estimates.
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

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Real Estate Owned
Real estate acquired through foreclosure or deed-in-lieu of foreclosure is recorded at fair value less estimated selling costs when acquired, thus establishing a new cost basis. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience. When an asset is acquired, the excess of the loan balance over fair value, less estimated selling costs, is charged to the allowance for loan losses. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions. Operating costs after acquisition are expensed.
Bank Owned Life Insurance
Bank-owned life insurance is accounted for using the cash surrender value method and is recorded at its realizable value. The change in the cash surrender value, as well as insurance proceeds are included in other noninterest income.
Federal Home Loan Bank of New York Stock
The Bank, as a member of the Federal Home Loan Bank of New York (“FHLB”), is required to hold shares of capital stock in the FHLB in an amount based on the Bank’s total investment in mortgage related assets and advances. The requirement pertaining to mortgage related assets is a range from 0.10% to 0.25% of mortgage related assets, and is currently equal to 0.20%. The requirement pertaining to advances is a range from 4.0% to 5.0% of total advances, and is currently equal to 4.5%. The stock is carried at cost. In performing our other-than-temporary impairment analysis of FHLB stock, we evaluated, among other things, (i) its earnings performance, including the significance of any decline in net assets of the FHLB as compared to the regulatory capital amount of the FHLB, (ii) the commitment by the FHLB to make required dividend payments, and (iii) the liquidity position of the FHLB. We do not consider this security to be impaired at June 30, 2014.
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
Derivative Instruments and Hedging Activities
Derivatives used to hedge the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  As part of its asset/liability management strategies , Oritani  uses interest rate swaps to hedge variability in future cash flows caused by changes in interest rates.  Interest rate swaps are recorded on our Consolidated Balance Sheets as either an asset or liability at fair value. For derivatives designated as fair value hedges, changes in the fair value of the derivative and the hedged item related to the hedged risk are recognized in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income or loss and subsequently reclassified into earnings in the period during which the hedged forecasted transactions affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We formally document our risk management objectives, strategy, and the relationship between the hedging instrument and the hedged items. We evaluate the effectiveness of the hedge relationship, both at inception of the hedge and on an ongoing basis, by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

hedged item or transaction.  Derivatives not designated as hedges do not meet the hedge accounting requirements under U.S. GAAP. Changes in fair value of derivatives not designated in hedging relationships are recorded directly in earnings.
Comprehensive Income
Comprehensive income is divided into net income and other comprehensive income. Other comprehensive income includes items recorded directly to equity, such as unrealized gains and losses on securities available for sale, change in actuarial gains and losses on other post retirement benefits, unrealized gains and losses on derivatives used in cash flow hedging relationships, and change in service cost on other postretirement benefits, net of taxes. Comprehensive income and its components is presented in the consolidated statements of comprehensive income for all periods presented. See Note 22 for additional disclosures.
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

(2) Stock Repurchase Program
On June 27, 2011, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company repurchased 5,624,506 shares, representing approximately 10% of its then outstanding shares. A second stock repurchase plan, for 10% of the outstanding shares, or 5,062,056 shares, was announced on September 14, 2011 and a third repurchase plan for 5% of the outstanding shares, or 2,278,776 shares, was announced on November 14, 2011. At June 30, 2014, a total of 11,528,645 shares were acquired under these repurchase programs at a weighted average cost of $13.07 per share. The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Repurchased shares are held as treasury stock and will be available for general corporate purposes. The Company may also conduct repurchases through a Rule 10b5-1trading plan. At June 30, 2014, there are 1,432,436 shares yet to be purchased under the current repurchase plan.
(3) Cash and Cash Equivalents
For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and in banks and federal funds sold and short term investments which are generally sold for one-day periods. There are no restrictions on the Company's cash and cash equivalents.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(4) Loans
A comparative summary of loans at June 30, 2014 and 2013 is as follows:

	June 30, 2014	June 30, 2013
	(In thousands)
Residential	$138,909	$128,451
Multifamily	880,638	908,242
Commercial real estate	1,453,164	1,192,815
Second mortgage and equity loans	21,692	24,637
Construction and land loans	34,951	44,537
Other loans	15,992	18,472
Total loans	2,545,346	2,317,154
Less:
Deferred loan fees, net	10,051	9,991
Allowance for loan losses	31,401	31,381
Net loans	$2,503,894	$2,275,782
At June 30, 2014 and 2013, the Company had fixed-rate mortgage commitments of $6.9 million and $4.7 million, respectively, and variable-rate mortgage commitments of $82.8 million and $31.5 million, respectively, which are not included in the accompanying consolidated financial statements. The rate range of the fixed rate commitments at June 30, 2014 was 4.00% to 5.38%. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. There is no exposure to credit loss in the event the other party does not exercise its right to borrow under the commitment.
Our residential lending area generally encompasses northern New Jersey. Our market area for commercial lending, including multifamily lending, is broader, generally including the state of New Jersey, eastern Pennsylvania, southern New York, New York City and parts of Connecticut, Delaware and Maryland. Our consumer lending is generally limited to the bank’s designated lending area which is considerably closer to our branch offices.
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
The aggregate amount of loans to our executive officers, directors and their related entities, was $42.6 million and $41.5 million at June 30, 2014 and 2013, respectively. New loans to executive officers, directors and their related entities for the fiscal year ended June 30, 2014 and 2013 totaled $2.3 million and $672,000, respectively. Repayments from executive officers, directors and their related entities for the fiscal year ended June 30, 2014 and 2013, totaled $1.2 million for both years. These loans were performing according to their original terms at June 30, 2014.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

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
Each quarter we evaluate the allowance for loan losses and adjust the allowance as appropriate through a provision or recovery for loan losses. While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations. In addition, as an integral part of their examination process, the New Jersey Department of Banking and Insurance (“NJDOBI”) and the FDIC will periodically review the allowance for loan losses. They may require us to adjust the allowance based on their analysis of information available to them at the time of their examination. Such examinations typically occur annually. Our last examination by the FDIC was as of September 30, 2013 and by the NJDOBI as of November 5, 2012.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

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
Activity in the allowance for loan losses is summarized as follows:

	2014	2013	2012
	(In thousands)
Balance at beginning of year	$31,381	$31,187	$26,514
Provisions charged to operations	700	3,850	8,500
Recoveries	1,029	153	60
Loans charged off	(1,709)	(3,809)	(3,887)
Balance at end of year	$31,401	$31,381	$31,187
The following tables provide the twelve month activity in the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	Twelve months ended June 30, 2014
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$2,224	$5,175	$19,339	$394	$1,233	$406	$2,610	$31,381
Charge-offs	(3)	(1,226)	(459)	(21)	—	—	—	(1,709)
Recoveries	—	10	17	—	1,002	—	—	1,029
Provisions	(936)	914	2,108	(74)	(1,127)	(326)	141	700
Ending balance	$1,285	$4,873	$21,005	$299	$1,108	$80	$2,751	$31,401

	Twelve months ended June 30, 2013
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$2,343	$3,113	$20,087	$475	$2,498	$348	$2,323	$31,187
Charge-offs	(86)	—	(1,305)	—	(2,418)	—	—	(3,809)
Recoveries	—	115	—	—	38	—	—	153
Provisions	(33)	1,947	557	(81)	1,115	58	287	3,850
Ending balance	$2,224	$5,175	$19,339	$394	$1,233	$406	$2,610	$31,381

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at June 30, 2014 and 2013.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	At June 30, 2014
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$266	$27	$1,121	$—	$—	$—	$—	$1,414
Collectively evaluated for impairment	1,019	4,846	19,884	299	1,108	80	2,751	29,987
Total	$1,285	$4,873	$21,005	$299	$1,108	$80	$2,751	$31,401
Loans receivable:
Individually evaluated for impairment	$4,702	$2,930	$11,795	$—	$—	$—		$19,427
Collectively evaluated for impairment	134,207	877,708	1,441,369	21,692	34,951	15,992		2,525,919
Total	$138,909	$880,638	$1,453,164	$21,692	$34,951	$15,992		$2,545,346

	At June 30, 2013
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$303	$787	$720	$—	$—	$—	$—	$1,810
Collectively evaluated for impairment	1,921	4,388	18,619	394	1,233	406	2,610	29,571
Total	$2,224	$5,175	$19,339	$394	$1,233	$406	$2,610	$31,381
Loans receivable:
Individually evaluated for impairment	$2,192	$7,139	$11,473	$—	$4,852	$—		$25,656
Collectively evaluated for impairment	126,259	901,103	1,181,342	24,637	39,685	18,472		2,291,498
Total	$128,451	$908,242	$1,192,815	$24,637	$44,537	$18,472		$2,317,154

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
The following table provides information about the loan credit quality at June 30, 2014 and 2013:

	Credit Quality Indicators at June 30, 2014
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$132,822	$523	$214	$5,350	$—	$138,909
Multifamily	850,937	24,245	1,948	3,508	—	880,638
Commercial real estate	1,320,993	59,443	18,737	53,991	—	1,453,164
Second mortgage and equity loans	21,330	362	—	—	—	21,692
Construction and land loans	16,112	18,395	—	444	—	34,951
Other loans	15,898	87	—	7	—	15,992
Total	$2,358,092	$103,055	$20,899	$63,300	$—	$2,545,346

	Credit Quality Indicators at June 30, 2013
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$117,061	$6,424	$646	$4,320	$—	$128,451
Multifamily	876,222	16,626	8,052	7,342	—	908,242
Commercial real estate	1,067,331	58,767	44,476	22,241	—	1,192,815
Second mortgage and equity loans	24,303	92	146	96	—	24,637
Construction and land loans	20,573	18,500	—	5,464	—	44,537
Other loans	18,411	—	—	61	—	18,472
Total	$2,123,901	$100,409	$53,320	$39,524	$—	$2,317,154

Included in loans are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of nonaccrual loans at June 30, 2014, 2013 and 2012 were $18.0 million, $23.9 million and $18.3 million, respectively. If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $562,000 and $1.9 million and $1.1 million for the years ended June 30, 2014, 2013, and 2012 respectively. The Company has no loans past due 90 days or more that are still accruing interest.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the delinquency and accrual status of the loan portfolio at June 30, 2014 and 2013:

	At June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (1)
	(In thousands)
Residential	$541	$214	$2,374	$3,129	$135,780	$138,909	$5,350
Multifamily	—	—	3,007	3,007	877,631	880,638	3,508
Commercial real estate	3,525	—	3,580	7,105	1,446,059	1,453,164	8,663
Second mortgage and equity loans	362	—	—	362	21,330	21,692	—
Construction and land loans	—	—	444	444	34,507	34,951	444
Other loans	—	—	—	—	15,992	15,992	7
Total	$4,428	$214	$9,405	$14,047	$2,531,299	$2,545,346	$17,972

	At June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (2)
	(In thousands)
Residential	$1,425	$1,384	$3,088	$5,897	$122,554	$128,451	$4,044
Multifamily	1,734	203	7,139	9,076	899,166	908,242	7,139
Commercial real estate	4,165	1,649	7,963	13,777	1,179,038	1,192,815	9,478
Second mortgage and equity loans	92	146	—	238	24,399	24,637	—
Construction and land loans	—	—	3,188	3,188	41,349	44,537	3,188
Other loans	—	61	—	61	18,411	18,472	61
Total	$7,416	$3,443	$21,378	$32,237	$2,284,917	$2,317,154	$23,910

(1)
Included in nonaccrual loans at June 30, 2014 are residential loans totaling $17,000 and commercial real estate loans totaling $1.0 million that were 30-59 days past due; residential loans totaling $3.0 million, multifamily loans totaling $501,000, commercial real estate loans totaling $4.1 million and other loans totaling $7,000 that were less than 30 days past due.

(2)
Included in nonaccrual loans at June 30 ,2013 are residential loans totaling $739,000 and other loans totaling $61,000 that were 60-89 days past due; residential loans totaling $217,000 and commercial real estate loans totaling $1.5 million that were less than 30 days past due.

Impaired loans at June 30, 2014, 2013 and 2012 were $19.4 million, $25.7 million and $17.3 million respectively. The allocation in the allowance for loan losses for impaired loans at June 30, 2014, 2013 and 2012 were $1.4 million on balances of $6.2 million, $1.8 million on balances of $11.3 million and $1.8 million on balances of $7.3 million, respectively. Impaired loans with no related allowance at June 30, 2014, 2013 and 2012 were $13.2 million, $14.3 million and $10.0 million, respectively. The average balance of impaired loans was $18.4 million, $24.8 million and $16.7 million during the years ended June 30, 2014, 2013 and 2012, respectively. Interest income recognized on these loans for the years ended June 30, 2014, 2013 and 2012 was $974,000, $519,000 and $571,000, respectively.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table provides information about the Company’s impaired loans at June 30, 2014 and 2013:

	Impaired Financing Receivables
	At June 30, 2014			Year ended June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$2,887	$2,887	$—	$2,995	$465
Multifamily	2,429	2,429	—	2,442	173
Commercial real estate	7,878	7,878	—	7,993	214
	13,194	13,194	—	13,430	852
With an allowance recorded:
Residential	$1,548	$1,814	$266	$1,551	$6
Multifamily	474	501	27	422	40
Commercial real estate	2,797	3,918	1,121	2,952	76
	4,819	6,233	1,414	4,925	122
Total:
Residential	$4,435	$4,701	$266	$4,546	$471
Multifamily	2,903	2,930	27	2,864	213
Commercial real estate	10,675	11,796	1,121	10,945	290
	$18,013	$19,427	$1,414	$18,355	$974

	Impaired Financing Receivables
	At June 30, 2013			Year ended June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Multifamily	2,455	2,455	—	2,457	30
Commercial real estate	7,000	7,000	—	7,055	202
Construction and land loans	4,852	4,852	—	4,893	—
	14,307	14,307	—	14,405	232
With an allowance recorded:
Residential	$1,890	$2,193	$303	$1,990	$27
Multifamily	3,897	4,684	787	4,277	142
Commercial real estate	3,752	4,472	720	4,133	118
	9,539	11,349	1,810	10,400	287
Total:
Residential	$1,890	$2,193	$303	$1,990	$27
Multifamily	6,352	7,139	787	6,734	172
Commercial real estate	10,752	11,472	720	11,188	320
Construction and land loans	4,852	4,852	—	4,893	—
	$23,846	$25,656	$1,810	$24,805	$519

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Troubled debt restructured loans (“TDRs”) are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. The Company has selectively modified certain borrower’s loans to enable the borrower to emerge from delinquency and keep their loans current. The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period. Management classifies all TDRs as impaired loans. Included in impaired loans at June 30, 2014 are $8.0 million of loans which are deemed TDRs. At June 30, 2013, TDRs totaled $3.8 million.
The following table presents additional information regarding the Company’s TDRs as of June 30, 2014 and 2013:

	Troubled Debt Restructurings at June 30, 2014
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$3,080	$3,080
Multifamily	—	501	501
Commercial real estate	—	4,386	4,386
Total	$—	$7,967	$7,967
Allowance	$—	$1,168	$1,168

	Troubled Debt Restructurings at June 30, 2013
	Performing	Nonperforming	Total
	(In thousands)
Residential	$372	$200	$572
Multifamily	—	468	468
Commercial real estate	—	1,087	1,087
Construction and land loans	1,664	—	1,664
Total	$2,036	$1,755	$3,791
Allowance	$—	$379	$379

The following tables summarize loans that were modified in a troubled debt restructuring during the twelve months ended June 30, 2014.

	Twelve months ended June 30, 2014
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial real estate	7	3,254	2,530
Construction and land loans	1	3,188	2,887
Total	8	$6,442	$5,417
Four loans in the table above were granted a reduced rate, extended maturity and deferral of past due payments over the remaining term of the loan, one loan was granted an extended maturity and deferral of past due payments over the remaining term of the loan, one loan was granted a short-term deferral of past due payments and a shortened maturity, one loan was granted a deferral of past due payments until maturity and one loan was granted an extended maturity date.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

There have not been any loans that were restructured during the last twelve months that have subsequently defaulted during the year ended June 30, 2014.
(6) Securities Held for Maturity
The following is a comparative summary of securities held to maturity at June 30, 2014 and June 30, 2013:

	June 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Mortgage-backed securities:
FHLMC	$2,315	$145	$—	$2,460
FNMA	27,896	423	564	27,755
GNMA	2,211	113	—	2,324
	$32,422	$681	$564	$32,539

	June 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Mortgage-backed securities:
FHLMC	$4,310	$287	$—	$4,597
FNMA	33,388	642	1,095	32,935
GNMA	2,984	109	—	3,093
CMO	1,191	39	—	1,230
	$41,873	$1,077	$1,095	$41,855

The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years ; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
Proceeds from the sale of mortgage-backed securities held to maturity for the twelve months ended June 30, 2014 were $8.9 million on mortgage-backed securities with an amortized cost of $8.8 million, resulting in gross gains and gross losses of $117,400 and $16,700, respectively. The Company did not sell any securities held to maturity during the twelve months ended June 30, 2013 and 2012. The Company did not record other than temporary impairment charges on securities held to maturity during the twelve months ended June 30, 2014, 2013 and 2012. Securities with fair values of $29.4 million and $34.4 million at June 30, 2014 and 2013, respectively, were pledged as collateral for advances.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Gross unrealized losses on securities held to maturity and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and 2013 were as follows:

	June 30, 2014
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$—	$—	$14,615	$564	$14,615	$564
	$—	$—	$14,615	$564	$14,615	$564

	June 30, 2013
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$19,354	$1,095	$—	$—	$19,354	$1,095
	$19,354	$1,095	$—	$—	$19,354	$1,095

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

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7) Securities Available for Sale
The following is a comparative summary of securities available for sale at June 30, 2014 and June 30, 2013:

	June 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$4,996	$91	$—	$5,087
Equity securities	1,208	763	—	1,971
Mortgage-backed securities:
FHLMC	6,883	267	—	7,150
FNMA	67,543	1,623	71	69,095
CMO	298,868	2,511	545	300,834
	$379,498	$5,255	$616	$384,137

	June 30, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$9,988	$257	$—	$10,245
Equity securities	1,210	564	—	1,774
Mortgage-backed securities:
FHLMC	8,743	276	—	9,019
FNMA	43,152	1,604	—	44,756
CMO	249,278	3,526	308	252,496
	$312,371	$6,227	$308	$318,290
The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
Proceeds from the sale of securities available for sale for the twelve months June 30, 2014 were $18.1 million on securities with an amortized cost of $18.2 million, resulting in gross gains and gross losses of $136,300 and $185,600, respectively. The Company did not sell any securities available for sale during the twelve months ended June 30, 2013 and 2012. There were no impairment charges on available for sale securities for the twelve months ended June 30, 2014 and 2013. The Company recorded a non-cash impairment charge to earnings of $262,000 for the twelve months ended June 30, 2012 on equity securities. The Equity securities caption relates to holdings of shares in financial institutions common stock. Available for sale securities with fair values of $251.4 million and $263.1 million at June 30, 2014 and 2013, respectively, were pledged as collateral for advances.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and June 30, 2013 were as follows:

	June 30, 2014
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$21,516	$71	$—	$—	$21,516	$71
CMO	99,627	545	—	—	99,627	545
	$121,143	$616	$—	$—	$121,143	$616

	June 30, 2013
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
CMO	11,813	31	13,273	277	25,086	308
	$11,813	$31	$13,273	$277	$25,086	$308
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

(8) Accrued Interest Receivable
A summary of accrued interest receivable at June 30, 2014 and 2013 is as follows:

	2014	2013
	(In thousands)
Mortgage Loans	$9,375	$9,377
Investment Securities	839	737
	$10,214	$10,114

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(9) Office Properties and Equipment
At June 30, 2014 and 2013, office properties and equipment, less accumulated depreciation and amortization, consist of the following:

	2014	2013
	(In thousands)
Cost:
Land	$4,171	$4,171
Buildings	10,073	10,073
Land and building improvements	4,958	4,702
Leasehold improvements	1,419	1,419
Furniture and equipment	6,318	6,104
Construction in progress	66	75
	27,005	26,544
Less accumulated depreciation and amortization	12,330	11,484
	$14,675	$15,060
Depreciation and amortization expense for the years ended June 30, 2014, 2013 and 2012 amounted to $957,000, $975,000 and $930,000, respectively.

At June 30, 2014, the Company and the Bank conducted business from its corporate headquarters in Washington Township, New Jersey, its two lending offices in New York and 24 full service branch offices located in Bergen, Hudson, Essex and Passaic counties, New Jersey.

(10) Deposits
Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. The Bank accepts brokered deposits on a limited basis, when deemed cost effective. At June 30, 2014 and 2013, we had brokered deposits totaling $27.8 million and $22.9 million, respectively. At June 30, 2014 and 2013, brokered deposits include brokered time deposits totaling $22.8 million having weighted average interest rates of 2.46%. The brokered time deposits had weighted average maturities of 1.8 years and 2.8 years at June 30, 2014 and 2013, respectively. Deposit balances are summarized as follows:

	2014		2013
	Amount	Weighted average cost	Amount	Weighted average cost
	(In thousands)
Checking accounts	$444,239	0.47%	$361,131	0.49%
Money market deposit accounts	427,909	0.52%	422,878	0.50%
Savings accounts	161,813	0.24%	164,622	0.24%
Time deposits	547,014	1.01%	471,072	0.87%
	$1,580,975	0.65%	$1,419,703	0.59%

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Interest expense on deposits for the years ended June 30, 2014, 2013 and 2012 is summarized as follows:

	2014	2013	2012
	(In thousands)
Checking accounts	$1,867	$868	$831
Money market deposit accounts	2,062	2,129	2,956
Savings accounts	386	391	652
Time deposits	4,300	5,136	8,384
	$8,615	$8,524	$12,823

Time deposits at June 30, 2014 mature as follows (in thousands):

Year ending June 30:
2015	$345,496
2016	70,861
2017	65,457
2018	15,348
2019	49,852

$547,014

Included in time deposits at June 30, 2014 and 2013 is $248.6 million and $196.6 million, respectively, of deposits of $100,000 and over.

(11) Income Taxes
Income tax expense (benefit) for the years ended June 30, 2014, 2013 and 2012 consists of the following:

	2014	2013	2012
	(In thousands)
Current:
Federal	$22,990	$24,795	$20,355
State	1,369	2,282	2,071
Total current	24,359	27,077	22,426
Deferred:
Federal	(954)	(4,156)	(3,231)
State	(1,917)	(942)	(738)
Total deferred	(2,871)	(5,098)	(3,969)
Total income tax expense	$21,488	$21,979	$18,457

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

A reconciliation between the provision for income taxes and the expected amount (computed by multiplying income before provision for income taxes times the applicable statutory federal income tax rate) for the years ended June 30, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
	(In thousands)
Income before provision for income taxes	$62,547	$61,523	$50,107
Applicable statutory federal income tax rate	35%	35%	35%
Computed “expected” federal income tax expense	21,891	21,533	17,537
Increase (decrease) in federal income tax expense resulting from:
State income taxes, net of federal benefit	598	871	806
Bank owned life insurance	(706)	(1,139)	(558)
ESOP fair market value adjustment	482	458	254
Non-deductible compensation	198	217	168
Write-up of Deferred Tax Assets due to NY State tax reform	(954)	—	—
Other items, net	(21)	39	250
Total income tax expense	$21,488	$21,979	$18,457
The effective tax rates for the years ended June 30, 2014, 2013 and 2012 were 34.35%, 35.72% and 36.84%, respectively.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2014 and 2013 are as follows:

	2014	2013
	(In thousands)
Deferred tax assets:
Allowance for loan and real estate owned losses	$12,627	$12,561
Reserve for uncollected interest	101	325
Postretirement benefits	10,051	8,776
Accrued/deferred compensation	5,852	4,850
ESOP shares allocated or committed to be released	1,121	935
Stock compensation	5,566	4,873
Other than temporary loss on securities	615	615
Capital loss carry forward	918	899
Other	122	91
Total gross deferred tax assets	36,973	33,925
Less valuation reserve	88	88
Total deferred tax asset	36,885	33,837
Deferred tax liabilities:
Unrealized gain on securities available for sale	1,959	2,431
Unrealized gain on interest rate swap	42	1,065
Other	179	41
Total deferred tax liabilities	2,180	3,537
Net deferred tax asset	$34,705	$30,300

Sources of deferred taxes for the years ended June 30, 2014 and 2013 were due primarily to the difference in recognizing income and expenses for book purposes and tax purposes for various deferred loan fees, unrealized gains and losses on financial assets, uncollected interest on loans, accrued benefit costs, book and tax depreciation, nonallowable reserves and capital loss carryforwards.
At June 30, 2014 and 2013, the valuation allowance was $88,000. The valuation allowance relates to the impairment charges on equity securities for which tax benefits are not more likely than not to be realized.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

At June 30, 2014, retained earnings includes approximately $15.1 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Under ASC 740, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At June 30, 2014, the Company had an unrecognized tax liability of $5.6 million with respect to this reserve.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense. The Company did not have any uncertain tax positions for the years ended June 30, 2014 and 2013.
The Company files income tax returns in the United States federal jurisdiction and in New Jersey, Pennsylvania and New York state jurisdictions. The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2009. Currently, the Company is not under examination by any taxing authority.

(12) Borrowings
As of June 30, 2014, we had total borrowings in the amount of $967.4 million with an estimated weighted average maturity of 2.5 years and a weighted average rate of 2.2%. As of June 30, 2013, we had total borrowings in the amount of $833.7 million with an estimated weighted average maturity of 2.7 years and a weighted average rate of 2.4%. Borrowings consist of advances from the FHLB of New York. Several of the borrowings have various put options held by the issuer, FHLB. These put options can be exercised by the FHLB after either a certain passage of time or certain levels of the 3 month LIBOR interest rate. The following table presents borrowings by stated maturity and by maturity or put date, if applicable:

	Stated Maturity	Maturity or Put
	(In thousands)
Year ending June 30:
2015	$420,251	$555,251
2016	51,130	41,130
2017	111,685	61,685
2018	180,000	120,000
2019	75,000	60,000
2020	38,320	38,320
2021	11,794	11,794
2023	49,263	49,263
2024	30,000	30,000
	$967,443	$967,443

At June 30, 2014, borrowings are secured by mortgage-backed securities and investment securities with a book value of $280.7 million and performing mortgage loans with an outstanding balance of $2.02 billion. The fair value of mortgage-backed securities and investment securities pledged as collateral for borrowings were $280.8 million and $297.5 million at June 30, 2014 and 2013, respectively. At June 30, 2014, the Company had additional borrowing capacity of $73.9 million with the FHLB.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13) Derivatives and Hedging Activities
Oritani is exposed to certain risks regarding its ongoing business operations. Derivative instruments are used to offset a portion of the Company's interest rate risk. Specifically, the Company has utilized interest rate swaps to partially offset the interest rate risk inherent in the Company's balance sheet. Oritani recognizes interest rate swaps as either assets or liabilities at fair value in the statement of financial condition with an offset recorded in Other Comprehensive Income and any ineffectiveness would be recorded in earnings. The interest rate swaps have been designed as cash flow hedges. The specific balance sheet item that is to be hedged will be determined prior to the effective date of the transactions, though it is currently anticipated that the Company’s short term borrowing position is the item that will be hedged.
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
At June 30, 2014, Oritani had entered into three interest rate swap agreements. These agreements feature an extended period of time where no cash flows are exchanged, an “Effective Date” that indicates the commencement of the exchange of cash flows, followed by a seven year period where Oritani will receive 3 month LIBOR from the counterparty and pay interest to the counterparty at a fixed rate. The first agreement has a notional amount of $50 million at a fixed rate of 2.63% with an effective date of April 11, 2016 and a maturity date of April 11, 2023. The second agreement has a notional amount of $25 million at a fixed rate of 3.56% with an effective date of January 11, 2017 and a maturity date of January 11, 2024. The third agreement has a notional amount of $25 million at a fixed rate of 3.67% with an effective date of July 11, 2017 and a maturity date of July 11, 2024. The following table presents information regarding our derivative financial instruments at June 30, 2014 and 2013.

		At June 30,
		2014		2013
	Balance Sheet Line Item	Notional Amount	Fair Value	Notional Amount	Fair Value
Derivatives
Cash flow hedge interest rate swaps-Gross unrealized gain	Other Assets	$50,000	$1,052	$50,000	$2,584
Cash flow hedge interest rate swaps-Gross unrealized loss	Other Assets	$50,000	$(953)	$—	$—

The fair value of securities pledged as collateral for the swaps were $1.5 million.

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
The Pentegra DB Plan was frozen as of December 31, 2008. Full time employees whom attained age 21 and completed one year of service were eligible to participate in this plan. Retirement benefits are based upon a formula utilizing years of service and average compensation, as defined. Participants were vested 100% upon the completion of 5 years of service.
The funded status (fair value of the plan assets divided by funding target) as of July 1, 2013 and 2012 was 93.7% and 101.6%, respectively. The fair value of plan assets reflects any contributions received through June 30, 2013. The Company’s required contributions for the years ended June 30, 2014, 2013 and 2012 were $826,000, $100,000 and $92,000, respectively. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the plan.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company has a savings incentive plan covering substantially all employees of the Company. Contributions are currently made by the Company in an amount equal to 50% of the first 6% of employee contributions. The contribution percentage is determined annually by the Board of Directors. Company contributions for the years ended June 30, 2014, 2013 and 2012 were $166,000, $162,000 and $148,000, respectively.
The Company has a nonqualified savings incentive plan covering certain eligible employees whose salary deferrals to the savings incentive plan are limited. Contributions to the nonqualified savings incentive plan are currently made by the Company in an amount equal to 50% of the first 6% of employee contributions to this plan with interest calculated at the greater of 9.00% or the Citibank prime rate of interest. For the years ended June 30, 2014, 2013, and 2012, interest was calculated at 9.00%. Interest expenses for the years ended June 30, 2014, 2013 and 2012 were $557,000, $439,000 and $336,000, respectively. The contribution percentage is determined annually by the Board of Directors. The deferrals and contributions are payable, with interest, at a future date. Until these payments are made, the obligations to the employees are a general liability of the Company. Company contributions for the years ended June 30, 2014, 2013 and 2012 were $132,000, $143,000 and $122,000, respectively. The total obligation under the nonqualified savings incentive plan that existed as of June 30, 2014, and 2013 was $6.8 million and $5.5 million, respectively.
The Company has a nonqualified Benefit Equalization Plan (BEP Plan) which provides benefits to employees who are disallowed certain benefits under the Company’s qualified benefit plans. The Company recorded expenses associated with the BEP Plan of $58,000, $61,000 and $317,000 for the years ended June 30, 2014, 2013 and 2012, respectively.
The Company has a nonqualified Directors’ Retirement Plan (the Retirement Plan). The Retirement Plan provides eligible directors an annual retirement benefit based on the monthly meeting fee at the time of the director’s retirement, death, disability or a change in control. The Company recorded expenses of $400,000, $549,000 and $495,000 for the years ended June 30, 2014, 2013 and 2012, respectively, related to the Retirement Plan.
During 1999, the Company adopted a Post Retirement Medical Plan (the Medical Plan) for directors and certain eligible employees. The Medical Plan provides a medical retirement benefit at a cost to the Company limited to two times the premium at the time of the participant’s retirement. Participants are required to contribute to the plan for excess premiums above the limitation. The Company recorded expenses of $234,000, $337,000 and $316,000 for the years ended June 30, 2014, 2013 and 2012, respectively, related to the Medical Plan.
During 2000, the Company adopted a Deferred Director’s Fee Plan (the Deferred Fee Plan) for outside directors of the Company. Under the Deferred Fee Plan, directors may elect to defer the receipt of their board and committee fees. The fees are payable, with interest, at a predetermined future date. Interest is calculated at the greater of 9.00% or the Citibank prime rate of interest. For the years ended June 30, 2014, 2013 and 2012, interest was calculated at 9.00%. Interest expenses for the years ended June 30, 2014, 2013 and 2012 were $520,000, $450,000 and $389,000, respectively. Until these payments are made, the obligations to the directors are a general liability of the Company. The total obligation under the Deferred Fee Plan that existed as of June 30, 2014 and 2013 was $6.2 million and $5.4 million, respectively.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth information regarding the BEP Plan, the Retirement Plan and the Medical Plan at June 30, 2014 and 2013 (in thousands).

	BEP Plan		Retirement Plan		Medical Plan
	2014	2013	2014	2013	2014	2013
Change in benefit obligation:
Projected benefit obligation at beginning of the year	$994	$988	$4,655	$5,033	$3,982	$4,902
Service cost	—	—	129	146	57	75
Interest cost	40	34	211	197	177	174
Actuarial (gain) loss	14	25	(250)	(300)	82	(1,145)
Benefits paid	—	—	(43)	(49)	(20)	(24)
Discount rate change	40	(53)	262	(372)	—	—
Projected benefit obligation at end of the year	$1,088	$994	$4,964	$4,655	$4,278	$3,982
Reconciliation of plan assets
Fair value of plan assets at beginning of the year	$—	$—	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—	—	—
Employer contributions	—	—	43	49	20	24
Benefits paid	—	—	(43)	(49)	(20)	(24)
Fair value of plan assets at end of the year	$—	$—	$—	$—	$—	$—
Unfunded status at end of year	$1,088	$994	$4,964	$4,655	$4,278	$3,982
The unfunded BEP of $1.1 million and $994,000, Retirement Plan of $5.0 million and $4.7 million and Medical Plan of $4.3 million and $4.0 million at June 30, 2014 and 2013 respectively, are included in other liabilities in our consolidated balance sheet. The components of accumulated other comprehensive income related to pension and other postretirement benefits, on a pre-tax basis, at June 30, 2014 and 2013 are summarized in the following table (in thousands).

	BEP Plan		Retirement Plan		Medical Plan
	2014	2013	2014	2013	2014	2013
Prior service cost	$—	$—	$60	$119	$—	$—
Net actuarial loss	244	209	281	269	466	384
Total amounts recognized in accumulated other comprehensive income	$244	$209	$341	$388	$466	$384

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Net periodic benefit costs for the years ended June 30, 2014, 2013 and 2012, as well as costs that are expected to be amortized into expense in fiscal 2015, are presented in the following table.

	BEP Plan			Retirement Plan			Medical Plan
	2014	2013	2012	2014	2013	2012	2014	2013	2012
	(In thousands)
Service cost	$—	$—	$—	$129	$146	$197	$57	$75	$92
Interest cost	40	34	61	211	197	220	177	174	197
Loss recognized	—	—	241	—	—	—	—	—	—
Amortization of unrecognized:
Prior service cost	—	—	—	60	60	60	—	—	—
Net loss	18	27	15	—	146	18	—	88	27
Total	$58	$61	$317	$400	$549	$495	$234	$337	$316
Amounts expected to be amortized into net periodic benefit cost in fiscal 2015:
Prior service cost	$—			$60
Net loss	24			—
	$24			$60

The $241,000 loss recognized in the BEP Plan during the 2012 period was recognized in accordance with settlement accounting. A portion of this plan was settled during the quarter ended December 31, 2011. The loss was due to the actuarial discount utilized in calculation of the settlement versus the assumed discount rate that had been utilized in plan valuation.
The weighted average actuarial assumptions used in the plan determinations at June 30, 2014, 2013 and 2012 were as follows:

	BEP Plan			Retirement Plan			Medical Plan
	2014	2013	2012	2014	2013	2012	2014	2013	2012
Discount Rate	3.61%	4.04%	3.47%	4.11%	4.58%	3.94%	4.28%	4.74%	4.12%
Rate of compensation increase	—	—	—	5.50%	5.50%	5.50%	—	—	—
Medical benefits cost rate of increase	—	—	—	—	—	—	6.00%	7.00%	8.00%
Estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

	BEP Plan	Retirement Plan	Medical Plan
2015	$80	$176	$70
2016	80	230	92
2017	80	230	121
2018	80	229	159
2019	80	228	166
2020-2024	405	1,397	1,128

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have the following effects on post-retirement benefits (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$51	(39)
Effect on post retirement benefits obligation	$844	(653)
During 2005, the Company adopted an Executive Supplemental Retirement Income Agreement (the SERP) for the President/CEO of the Company. The SERP provides a retirement benefit to the executive with a minimum payment period of 20 years upon his death, disability, normal retirement, early retirement or separation from service after a change in control. The SERP benefit is equal to 70% of the executive’s average annual pre-retirement base salary and bonus, reduced by the benefits due to the executive through certain other benefit plans. The Company recorded expenses of $619,000, $579,000 and $812,000 for the years ended June 30, 2014, 2013 and 2012, respectively, related to the SERP. The SERP is unfunded, and an accrued liability of $7.4 million and $6.8 million was recorded for this plan as of June 30, 2014 and 2013, respectively.
The Company invests in bank owned life insurance (“BOLI”) to help offset the cost of employee benefits. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees with the Company as owner and beneficiary of the policies. BOLI is recorded at its cash surrender value and is classified as a non-interest earning asset. Increases in the carrying value, other than purchases, are recorded as non-interest income. At June 30, 2014 and 2013, the Company had $68.1 million and $60.0 million, respectively, in BOLI. Income earned on BOLI was $2.0 million, $3.3 million and $1.6 million for each of the years ended June 30, 2014, 2013 and 2012, respectively and is exempt from federal and state income taxes as long as the policies are held until the death of the insured individuals. Included in BOLI income for the year ended June 30, 2013 is $1.5 million of non-recurring insurance proceeds.
The Company has a nonqualified Executive Group Life Insurance Replacement Plan (“Split-Dollar”) which provides life insurance benefits to certain eligible employees upon death while employed by the Company and upon death following termination of employment due to disability, retirement or change in control. Participants in the plan are entitled to up to two times their base annual salary, as defined by the plan. The Company recorded expenses of $105,000, $31,000 and $41,000 for the years ended June 30, 2014, 2013 and 2012, respectively, related to the Split-Dollar Plan. The accrued liability recorded for this plan as of June 30, 2014 and 2013 was $521,000 and $415,000, respectively.

(15) Stock Based Compensation
Employee Stock Ownership Plan
During 2006, the Company adopted an Employee Stock Ownership Plan (the ESOP). The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 2,384,466 shares of the Company’s common stock in the Company’s initial public offering at a price of $6.67  per share. In 2010, the ESOP refinanced the outstanding principal and interest balance on the original ESOP loan and purchased additional shares, in the open market, of 1,654,529 in conjunction with the Company’s second step transaction at an average price of $10.36 during June 2010. The refinancing and new stock purchases were funded with a loan from the Company to the ESOP. The outstanding loan balance at June 30, 2014 and 2013 was $27.2 million and $28.4 million, respectively. The shares of Company’s common stock purchased are pledged as collateral for the loan. Shares are released from the pledge for allocation to participants as loan payments are made. At June 30, 2014, shares allocated to participants were 1,038,350 since the plan inception and shares committed to be released were 155,788. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that were unallocated or not yet committed to be released totaled 2,844,857 at June 30, 2014 and had a fair value of $43.8 million. ESOP compensation expense for the years ended June 30, 2014, 2013, and 2012 was $2.9 million, $3.0 million and $2.0 million, respectively, representing the fair market value of shares allocated or committed to be released during the year.
The Company has also established an ESOP restoration plan and trust, which are non-qualified plans that provide supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental benefits consist of payments representing shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans. Compensation expense related to this plan amounts to $1.4 million, $1.4 million, and $485,000, for the years ended June 30, 2014, 2013, and 2012,

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

respectively. The total obligation under the restoration plan as of June 30, 2014 and 2013 was $5.5 million and $4.2 million, respectively. The obligations to the executives are a general liability of the Company.
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
We recognize stock based compensation expense based on the grant-date fair value of those awards and options over the requisite service period in accordance with ASC 718. ASC 718 requires the Company to report as a financing cash flow the benefits of realized tax deductions in excess of the deferred tax benefits previously recognized for compensation expense. Excess tax benefits recognized in 2014, 2013 and 2012 totaled $894,000, $720,000, and $217,000, respectively. The Company classified share-based compensation for employees and outside directors within “compensation and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid.
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
The fair value of the options issued during the twelve months ended June 30, 2014 and 2013 was estimated using the Black-Scholes options-pricing model with the following assumptions:

	Twelve months ended June 30,
	2014	2013
Option shares granted	56,000	100,000
Expected dividend yield	6.25%	5.38%
Expected volatility	31.50%	35.25%
Risk-free interest rate	1.98%	0.99%
Expected option life	6.5	6.5

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company recorded $2.2 million, $2.2 million and $1.8 million of share based compensation expense related to the options shares for the years ended June 30, 2014, 2013 and 2012, respectively. Expected future expense related to the non-vested options outstanding at June 30, 2014 is $4.7 million over a weighted average period of 2.2 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.
The following is a summary of the Company’s stock option activity and related information for its options plan as of June 30, 2014 and changes therein during the twelve months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2013	6,422,891	$2.55	$11.39	6.9
Granted	56,000	2.37	15.92	10.0
Exercised	(460,046)	2.32	10.51	4.9
Forfeited	(22,800)	2.71	11.95	7.9
Expired	(12,371)	2.29	10.43	4.3
Outstanding at June 30, 2014	5,983,674	$2.57	$11.50	6.8
Exercisable at June 30, 2014	3,551,123	2.47	11.09	5.3
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
The following is a summary of the status of the Company’s restricted stock shares as of June 30, 2014 and changes therein during the twelve months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2013	1,301,480	$12.02
Granted	28,000	15.92
Vested	(321,620)	11.99
Forfeited	(10,800)	11.95
Non-vested at June 30, 2014	997,060	$12.14
The Company recorded $3.9 million and $3.9 million of share based compensation expense related to the restricted stock shares for the years ended June 30, 2014 and 2013, respectively Expected future expense related to the non-vested restricted shares at June 30, 2014 is $8.7 million over a weighted average period of 2.3 years.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16) Commitments and Contingencies
In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. Certain facilities are occupied under long-term operating leases which expire on various dates. Certain leases also provide for renewal options. Total rent expense was $790,000, $728,000 and $679,000 for the years ended June 30, 2014, 2013 and 2012, respectively. Aggregate minimum lease payments for the remainder of the leases are as follows (in thousands):

Year ending June 30:
2015	$659
2016	463
2017	347
2018	307
2019	195
Thereafter	330

$2,301

There were no outstanding commitments to purchase securities at June 30, 2014 and 2013.
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
FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at June 30, 2014, the Bank and the Company are required to maintain (a) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (b) minimum ratios of Tier 1 and total capital to risk-weighted assets of 4.0% and 8.0%, respectively.
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
In July 2013, the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), adopted uniform minimum leverage capital ratio of 4%, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised and requires more stringent treatment of mortgage servicing assets and certain deferred tax assets. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule becomes effective for Oritani Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.
The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FDIC about capital components, risk weightings and other factors.
Management believes that, as of June 30, 2014, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

The following is a summary of the Company’s actual capital amounts and ratios as of June 30, 2014 and 2013, compared to the FRB minimum capital adequacy requirements.

			FRB – for capital adequacy
	Actual		purposes
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Company:
As of June 30, 2014:
Total capital (to risk-weighted assets)	$555,499	20.19%	$220,090	8.00%
Tier 1 capital (to risk-weighted assets)	524,098	19.05	110,045	4.00
Tier 1 capital (to average assets)	524,098	17.11	122,504	4.00
As of June 30, 2013:
Total capital (to risk-weighted assets)	$545,031	22.16%	$196,772	8.00%
Tier 1 capital (to risk-weighted assets)	514,280	20.91	98,386	4.00
Tier 1 capital (to average assets)	514,280	18.30	112,428	4.00

The following is a summary of the Bank’s actual capital amounts and ratios as of June 30, 2014 and 2013, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

			For capital adequacy		To be well capitalized under prompt
	Actual		purposes		corrective action
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Bank:
As of June 30, 2014:
Total capital (to risk-weighted assets)	$476,614	17.54%	$217,408	8.00%	$271,760	10.00%
Tier 1 capital (to risk-weighted assets)	445,403	16.39	108,704	4.00	163,056	6.00
Tier 1 capital (to average assets)	445,403	14.34	124,250	4.00	155,312	5.00
As of June 30, 2013:
Total capital (to risk-weighted assets)	$465,301	19.19%	$194,023	8.00%	$242,529	10.00%
Tier 1 capital (to risk-weighted assets)	434,975	17.93	97,012	4.00	145,518	6.00
Tier 1 capital (to average assets)	434,975	15.55	111,908	4.00	139,885	5.00

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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
Securities
The Company records securities held to maturity at amortized cost and securities available for sale at fair value on a recurring basis. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. The fair values for securities are obtained from an independent nationally recognized third-party pricing service. Our independent pricing service provides us with prices which are primarily categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Pricing services may employ modeling techniques in determining pricing. Inputs to these models include market spreads, dealer quotes, prepayment speeds, credit information and the instrument’s terms and conditions, among other things. Management compares the pricing to a second independent pricing source for reasonableness. Equity securities are reported at Level 1 based on quoted market prices for identical securities in active markets.
FHLB of New York Stock
FHLB of New York Stock is recorded at cost (par value) and evaluated for impairment based on the ultimate recoverability of the par value. There is no active market for this stock and no significant observable market data is available for this instrument. The Company considers the profitability and asset quality of FHLB, dividend payment history and recent redemption experience, when determining the ultimate recoverability of the par value. The Company believes its investment in FHLB stock is recoverable at par. The carrying amount of FHLB stock approximates fair value, since this is the amount for which it could be redeemed.
Loans
The Company does not record loans at fair value on a recurring basis. However, periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements. The fair value for significant nonperforming loans and impaired loans are valued utilizing independent appraisals of the collateral securing such loans that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience. The appraisals are adjusted downward

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

by management (0-20% adjustment rate and 0-10% risk premium rate), as necessary, for changes in relevant valuation factors subsequent to the appraisal date and the timing of anticipated cash flows (0-8% discount rate). The Company classifies impaired loans as Level 3.
Fair value for loans held for investment is estimated using portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential, multifamily, commercial real estate, construction, land and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming/impaired categories. Fair value of performing loans is estimated using a discounted cash flow model that employs a discount rate that reflects the current market pricing for loans with similar characteristics and remaining maturity, adjusted by an amount for estimated credit losses inherent in the portfolio at the balance sheet date. The rates take into account the expected yield curve. The Company classifies the fair value of loans held for investment as Level 3.
Real Estate Owned
Assets acquired through foreclosure or deed in lieu of foreclosure are recorded at fair value less estimated liquidation costs when acquired, thus establishing a new cost basis. Subsequently, real estate owned is carried at the lower of cost or fair value, less estimated liquidation costs. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3. When an asset is acquired, the excess of the loan balance over fair value, less estimated liquidation costs (5-20% discount rate), is charged to the allowance for loan losses. If the fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions.
Deposit Liabilities
The fair value of deposits with no stated maturity, such as checking, savings, and money market accounts, is equal to the amount payable on demand at the balance sheet date. The fair value of term deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities. The Company classifies the fair value of term deposits as Level 2.
Borrowings
The carrying amount of overnight borrowings approximates the fair value. The fair value of term borrowings is calculated based on the discounted cash flow of contractual amounts due, using market rates currently available for borrowings of similar amount and remaining maturity. The Company classifies the fair value of term borrowings as Level 2.
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

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Assets Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets measured at fair value on a recurring basis as of June 30, 2014 and June 30, 2013 by level within the fair value hierarchy. There were no transfers between levels within the fair value hierarchy during the twelve months ended June 30, 2014.

	Fair Value as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
U.S. Government and federal agency obligations	$5,087	$—	$5,087	$—
Equity Securities	1,971	1,971	—	—
Mortgage-backed securities available for sale
FHLMC	7,150	—	7,150	—
FNMA	69,095	—	69,095	—
CMO	300,834	—	300,834	—
Total securities available for sale	384,137	1,971	382,166	—

Interest rate swap	99	—	99	—
Total assets measured on a recurring basis	$384,236	$1,971	$382,265	$—

	Fair Value as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
U.S. Government and federal agency obligations	$10,245	$—	$10,245	$—
Equity Securities	1,774	1,774	—	—
Mortgage-backed securities available for sale
FHLMC	9,019	—	9,019	—
FNMA	44,756	—	44,756	—
CMO	252,496	—	252,496	—
Total securities available for sale	318,290	1,774	316,516	—

Interest rate swap	2,584	—	2,584	—
Total assets measured on a recurring basis	$320,874	$1,774	$319,100	$—

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Assets Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. The adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write downs of individual assets. The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of June 30, 2014 and 2013 by level within the fair value hierarchy.

	Fair Value as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$1,548	$—	$—	$1,548
Multifamily	474	—	—	474
Commercial real estate	5,727	—	—	5,727
Total impaired loans	7,749	—	—	7,749
Real estate owned
Multifamily	3,000	—	—	3,000
Commercial real estate	850	—	—	850
Total real estate owned	3,850	—	—	3,850
Total assets measured on a nonrecurring basis	$11,599	$—	$—	$11,599

	Fair Value as of June 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$1,890	$—	$—	$1,890
Multifamily	3,897	—	—	3,897
Commercial real estate	3,752	—	—	3,752
Construction and land loans	1,664	—	—	1,664
Total impaired loans	11,203	—	—	11,203
Real estate owned
Commercial real estate	672	—	—	672
Construction and land loans	1,070	—	—	1,070
Total real estate owned	1,742	—	—	1,742
Total assets measured on a nonrecurring basis	$12,945	$—	$—	$12,945

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments
The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s balance sheet at June 30, 2014 and 2013. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, and overnight borrowings.

	At June 30, 2014		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Securities held to maturity	$32,422	$32,539	$—	$32,539	$—
Loans, net (1)	2,503,894	2,510,776	—	—	2,510,776
Financial liabilities:
Term deposits	547,013	552,579	—	552,579	—
Term borrowings	630,443	656,459	—	656,459	—
(1)Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

	At June 30, 2013		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Securities held to maturity	$41,873	$41,855	$—	$41,855	$—
Loans, net (1)	2,275,782	2,333,382	—	—	2,333,382
Financial assets:
Term deposits	471,072	473,652	—	473,652	—
Term borrowings	600,372	635,520	—	635,520	—

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

Balance Sheets

	June 30,
	2014	2013
	(In thousands)
Assets:
Cash	$108	$71
Fed Funds Sold	19,327	19,184
Mortgage Loans, net	28,038	27,757
ESOP loan	27,204	28,380
Securities available for sale, at market value	1,971	1,774
Accrued Interest Receivable	913	954
Investment in Subsidiaries	449,077	441,199
Other assets	—	26
Total Assets	$526,638	519,345
Liabilities and Equity
Total Liabilities	346	635
Total Equity	526,292	518,710
Total Liabilities and Equity	$526,638	$519,345

Statements of Income

	Year Ended June 30,
	2014	2013	2012
	(In thousands)
Interest on mortgage loans	$1,318	$1,441	$1,823
Interest on ESOP loan	1,668	1,747	1,807
Interest income on fed funds	57	67	127
Impairment charge on securities	—	—	(262)
Other income	35	48	46
Equity in undistributed earnings of subsidiary	39,690	38,336	30,007
Total income	42,768	41,639	33,548
Other expenses	609	840	660
Income before income tax expense	42,159	40,799	32,888
Income tax expense	1,100	1,255	1,238
Net income	$41,059	$39,544	$31,650

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Statements of Cash Flows

	Year Ended June 30,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$41,059	$39,544	$31,650
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment charge on securities	—	—	262
Dividends/distributions from subsidiaries	39,420	24,893	41,270
Equity in undistributed earnings of subsidiary	(39,690)	(38,336)	(30,007)
Decrease in accrued interest receivable	41	70	41
Increase decrease in other assets	(68)	(153)	(49)
(Decrease) increase in other liabilities	(270)	605	99
Net cash provided by operating activities	40,492	26,623	43,266

Cash flows from investing activities
Additional investments in subsidiaries	(80)	(378)	—
Principal collected on ESOP loan	1,176	1,396	598
(Increase) decrease in mortgage loans, net	(281)	2,839	460
Net cash provided by investing activities	815	3,857	1,058

Cash flows from financing activities
Dividends paid to shareholders	(40,438)	(43,074)	(21,849)
Purchase of treasury stock	(5,533)	(1,524)	(134,308)
Stock issued upon exercise of stock options	4,844	2,799	160
Purchase of restricted stock	—	—	(19,266)
Cash used in financing activities	(41,127)	(41,799)	(175,263)
Net change in cash and equivalents	180	(11,319)	(130,939)
Cash at beginning of period	19,255	30,574	161,513
Cash at end of period	$19,435	$19,255	$30,574

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20) Selected Quarterly Financial Data (Unaudited)
The following tables are a summary of certain quarterly financial data for the fiscal years ended June 30, 2014 and 2013.

	Fiscal 2014 Quarter Ended
	September 30	December 31	March 31	June 30
	(Dollars in thousands)
Selected Operating Data:
Interest income	$32,139	$32,136	$32,194	$31,757
Interest expense	7,546	7,824	7,732	8,001
Net interest income	24,593	24,312	24,462	23,756
Provision for loan losses	300	200	200	—
Net interest income after provision for loan losses	24,293	24,112	24,262	23,756
Other income	1,563	1,564	1,102	1,373
Other expense	9,570	10,076	9,833	9,999
Income before income tax expense	16,286	15,600	15,531	15,130
Income tax expense	5,912	5,617	4,792	5,167
Net income	$10,374	$9,983	$10,739	$9,963
Basic Earnings per common share	$0.24	$0.23	$0.25	$0.23
Diluted Earnings per common share	$0.24	$0.23	$0.25	$0.23

	Fiscal 2013 Quarter Ended
	September 30	December 31	March 31	June 30
	(Dollars in thousands)
Selected Operating Data:
Interest income	$31,822	$31,607	$32,580	$31,219
Interest expense	7,632	7,536	7,284	7,346
Net interest income	24,190	24,071	25,296	23,873
Provision for loan losses	1,500	1,500	600	250
Net interest income after provision for loan losses	22,690	22,571	24,696	23,623
Other income	1,225	887	1,005	2,703
Other expense	9,233	9,506	9,905	9,233
Income before income tax expense	14,682	13,952	15,796	17,093
Income tax expense	5,471	5,206	5,879	5,423
Net income	$9,211	$8,746	$9,917	$11,670
Basic Earnings per common share	$0.22	0.21	0.23	0.28
Diluted Earnings per common share	$0.22	0.20	0.23	0.27

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(21) Earnings Per Share
The following is a summary of the Company’s earnings per share calculations and reconciliations of basic to diluted earnings per share.

	For the Years Ended June 30,
	2014	2013	2012
	(in thousands, except for per share data)
Net income	$41,059	$39,544	$31,650

Weighted average common shares outstanding—basic	42,618	42,097	43,882
Effect of dilutive non-vested shares and stock options outstanding	1,090	884	536
Weighted average common shares outstanding—diluted	43,708	42,981	44,418
Earnings per share-basic	$0.96	$0.94	$0.72
Earnings per share-diluted	$0.94	$0.92	$0.71

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22) Other Comprehensive Income
The components of comprehensive income, both gross and net of tax, are presented for the periods below (in thousands):

	Years ended June 30,
	2014	2013	2012
Gross:
Net income	$62,547	$61,523	$50,107
Other comprehensive (loss) income
Change in unrealized holding gain on securities available for sale	(1,328)	(3,873)	3,662
Reclassification adjustment for security losses included in net income	49	—	262
Change in unrealized gain on interest rate swaps	(2,484)	2,584	—
Amortization related to post-retirement obligations	78	321	120
Change in funded status of retirement obligations	(148)	1,844	(1,767)
Reclassification adjustment for retirement obligation losses included in net income	—	—	241
Total other comprehensive (loss) income	(3,833)	876	2,518
Total comprehensive income	58,714	62,399	52,625
Tax applicable to:
Net income	21,488	21,979	18,457
Other comprehensive (loss) income
Change in unrealized holding gain on securities available for sale	(541)	(1,588)	1,498
Reclassification adjustment for security losses included in net income	21	—	107
Change in unrealized gain on interest rate swaps	(1,048)	1,065	—
Amortization related to post-retirement obligations	32	132	50
Change in funded status of retirement obligations	(61)	759	(745)
Reclassification adjustment for retirement obligation losses included in net income	—	—	96
Total other comprehensive (loss) income	(1,597)	368	1,006
Total comprehensive income	19,891	22,347	19,463
Net of tax:
Net income	41,059	39,544	31,650
Other comprehensive (loss) income
Change in unrealized holding gain on securities available for sale	(787)	(2,285)	2,164
Reclassification adjustment for security losses included in net income	28	—	155
Change in unrealized gain on interest rate swaps	(1,436)	1,519	—
Amortization related to post-retirement obligations	46	189	70
Change in funded status of retirement obligations	(87)	1,085	(1,022)
Reclassification adjustment for retirement obligation losses included in net income	—	—	145
Total other comprehensive (loss) income	(2,236)	508	1,512
Total comprehensive income	$38,823	$40,052	$33,162

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of tax, for the twelve months ended June 30, 2014 and 2013 (in thousands):

	Unrealized Holding Gains on Securities Available for Sale	Post Retirement Obligations	Unrealized Holding Gains on Interest Rate Swaps	Accumulated Other Comprehensive Income, Net of Tax
Balance at June 30, 2013	$3,487	$(576)	$1,519	$4,430
Net change	(759)	(41)	(1,436)	(2,236)
Balance at June 30, 2014	$2,728	$(617)	$83	$2,194

Balance at June 30, 2012	$5,772	$(1,850)	$—	$3,922
Net change	(2,285)	1,274	1,519	508
Balance at June 30, 2013	$3,487	$(576)	$1,519	$4,430

The following table sets forth information about the amount reclassified from accumulated other comprehensive income (loss) to the consolidated statement of income and the affected line item in the statement where net income is presented (in thousands).

Accumulated Other Comprehensive Income (Loss) Component	Affected line item in the Consolidated Statement of Income	Twelve months ended June 30,
		2014	2013
Reclassification adjustment for security losses included in net income	Net gain (loss) on sale and write down of securities	$49	$—

Amortization related to post-retirement obligations (1)
Prior service cost		60	60
Net loss (gain)		18	261
	Compensation, payroll taxes and fringe benefits	78	321

	Total before tax	127	321
	Income tax benefit	53	132
	Net of tax	74	189
(1) These accumulated other comprehensive income (loss) components are included in the computations of net periodic benefit cost. See Note 14, Postretirement Benefits.

(23) Recent Accounting Pronouncements
In January 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-04, "Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force), which clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this Update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014 (July 1, 2015 for the Company). Early adoption is permitted. The adoption of this amendment is not expected to have a significant impact on the Company's Consolidated Financial Statements.
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
In July 2013, the FASB issued ASU No. 2013-10, "Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force). The guidance permits the Fed Funds Effective Swap Rate to be used as a benchmark interest rate for hedge accounting purposes, in addition to interest rates on direct Treasury obligations of the U.S. government and the London Interbank Offered Rate (“LIBOR”). We adopted this guidance on July 17, 2013 with no significant impact on the Company’s Consolidated Financial Statements.
In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income", which requires an entity to separately present the amount reclassified out of accumulated other comprehensive income ("AOCI") for each component of AOCI and to disclose, for each affected line item in the income statement, the amount of AOCI that has been reclassified into that line item. If the reclassification doesn't go directly to an income statement line it is acceptable to cross reference that amount to another footnote that provides the required disclosure. Public companies are required to comply with the requirements of ASU 2013-02 prospectively for fiscal years and interim periods within those fiscal years, beginning after December 15, 2012 (July 1, 2013 for the Company). Early adoption is permitted. We adopted the applicable requirements on July 1, 2013 and have provided the related disclosures as required with no significant impact on the Company’s Consolidated Financial Statements.

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

ORITANI FINANCIAL CORP.

Date:	September 15, 2014	By:	/s/ Kevin J. Lynch
Kevin J. Lynch
Chief Executive Officer and President
(Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin J. Lynch	Director, Chief Executive Officer and President (Principal Executive Officer)	September 15, 2014
Kevin J. Lynch

/s/ John M. Fields, Jr.	Executive Vice President and Chief Financial Officer	September 15, 2014
John M. Fields, Jr.

/s/ Michael A. DeBernardi	Director, Executive Vice President and Chief Operating Officer	September 15, 2014
Michael A. DeBernardi

/s/ Ann Marie Jetton	Sr. Vice President and Principal Accounting Officer	September 15, 2014
Ann Marie Jetton

/s/ Nicholas Antonaccio	Director	September 15, 2014
Nicholas Antonaccio

/s/ James J. Doyle, Jr.	Director	September 15, 2014
James J. Doyle, Jr.

/s/ Robert S. Hekemian, Jr.	Director	September 15, 2014
Robert S. Hekemian, Jr.

/s/ Harvey R. Hirschfeld	Director	September 15, 2014
Harvey R. Hirschfeld

/s/ John J. Skelly, Jr.	Director	September 15, 2014
John J. Skelly, Jr.