Form 10-Q
period 2014-09-30
Oritani Financial Corp
filed 2014-11-07
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
    YES  ☐    NO  ☒
As of November 7, 2014, there were 56,245,065 shares of the Registrant’s common stock, par value $0.01 per share, issued and 44,822,700 shares outstanding.

Oritani Financial Corp.
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
Oritani Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2014	June 30, 2014
	(unaudited)	(audited)
Assets
Cash on hand and in banks	$11,279	$17,490
Federal funds sold and short term investments	7,389	1,441
Cash and cash equivalents	18,668	18,931
Loans, net	2,579,162	2,503,894
Securities available for sale, at fair value	340,787	384,137
Securities held to maturity, fair value of $79,285 and $32,539, respectively	79,712	32,422
Bank Owned Life Insurance (at cash surrender value)	68,566	68,054
Federal Home Loan Bank of New York stock (“FHLB”), at cost	47,288	49,046
Accrued interest receivable	11,134	10,214
Investments in real estate joint ventures, net	6,836	6,391
Real estate held for investment	959	917
Real estate owned	3,850	3,850
Office properties and equipment, net	14,520	14,675
Deferred tax assets, net	35,849	34,705
Other assets	9,643	12,964
Total Assets	$3,216,974	$3,140,200
Liabilities
Deposits	$1,678,685	$1,580,975
Borrowings	957,956	967,443
Advance payments by borrowers for taxes and insurance	16,121	16,105
Other liabilities	44,363	49,385
Total Liabilities	2,697,125	2,613,908
Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 44,819,654 shares outstanding at September 30, 2014 and 45,499,332 shares outstanding at June 30, 2014	562	562
Additional paid-in capital	502,837	504,434
Unallocated common stock held by the employee stock ownership plan	(24,007)	(24,331)
Restricted Stock Awards	(8,292)	(12,086)
Treasury stock, at cost; 11,425,411 shares at September 30, 2014 and 10,745,733 shares at June 30, 2014	(150,615)	(140,451)
Retained income	198,683	195,970
Accumulated other comprehensive income, net of tax	681	2,194
Total Stockholders’ Equity	519,849	526,292
Total Liabilities and Stockholders’ Equity	$3,216,974	$3,140,200
See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Three months ended September 30,
	2014	2013
	(unaudited)
Interest income:
Interest on mortgage loans	$29,727	$30,061
Interest on securities available for sale	1,800	1,392
Interest on securities held to maturity	364	242
Dividends on FHLB stock	476	439
Interest on federal funds sold and short term investments	2	5
Total interest income	32,369	32,139
Interest expense:
Deposits	2,614	2,024
Borrowings	5,805	5,522
Total interest expense	8,419	7,546
Net interest income before provision for loan losses	23,950	24,593
Provision for loan losses	200	300
Net interest income after provision for loan losses	23,750	24,293
Other income:
Service charges	223	272
Real estate operations, net	353	373
Income from investments in real estate joint ventures	848	290
Bank-owned life insurance	512	500
Net loss on sale of assets	—	(44)
Net (loss) gain on sale of securities	(2)	97
Other income	73	75
Total other income	2,007	1,563
Other expenses:
Compensation, payroll taxes and fringe benefits	7,224	7,075
Advertising	90	90
Office occupancy and equipment expense	729	729
Data processing service fees	463	435
Federal insurance premiums	388	315
Net expense (income) from real estate operations	139	(77)
Other expenses	1,024	1,003
Total operating expenses	10,057	9,570
Income before income tax expense	15,700	16,286
Income tax expense	5,539	5,912
Net income	$10,161	$10,374
Earnings per basic common share	$0.24	$0.24
Earnings per diluted common share	$0.24	$0.24
See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended September 30,
	2014	2013
	(unaudited)
Net income	$10,161	$10,374
Other comprehensive income, net of tax:
Change in unrealized holding (loss) gain on securities available for sale	(1,204)	23
Reclassification adjustment for security losses included in net income	84	1
Amortization related to post-retirement obligations	13	12
Change in unrealized (loss) gain on interest rate swaps	(406)	45
Total other comprehensive (loss) income	(1,513)	81
Total comprehensive income	$8,648	$10,455
See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Three months ended September 30, 2014 and 2013 (unaudited)
(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Un- allocated common stock held by ESOP	Retained income	Accumu- lated other compre- hensive income, net of tax	Total stock- holders’ equity
Balance at June 30, 2013	45,391,031	$562	$499,961	$(15,730)	$(141,142)	$(25,887)	$196,516	$4,430	$518,710
Net income	—	—	—	—	—	—	10,374	—	10,374
Other comprehensive income, net of tax	—	—	—	—	—	—	—	81	81
Cash dividends declared	—	—	—	—	—	—	(7,414)	—	(7,414)
Purchase of treasury stock	(98,270)	—	—	—	(1,568)	—	—	—	(1,568)
Compensation cost for stock options and restricted stock	—	—	1,529	—	—	—	—	—	1,529
ESOP shares allocated or committed to be released	—	—	298	—	—	318	—	—	616
Exercise of stock options	369,912	—	—	—	4,815	—	(937)	—	3,878
Vesting of restricted stock awards	—	—	(3,784)	3,818	—	—	(34)	—	—
Forfeiture of restricted stock awards	(9,600)			116	(116)				—
Tax benefit from stock-based compensation	—	—	459	—	—	—	—	—	459
Balance at September 30, 2013	45,653,073	$562	$498,463	$(11,796)	$(138,011)	$(25,569)	$198,505	$4,511	$526,665

Balance at June 30, 2014	45,499,332	$562	$504,434	$(12,086)	$(140,451)	$(24,331)	$195,970	$2,194	$526,292
Net income	—	—	—	—	—	—	10,161	—	10,161
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,513)	(1,513)
Cash dividends declared	—	—	—	—	—	—	(7,391)	—	(7,391)
Purchase of treasury stock	(682,078)	—	—	—	(10,195)	—	—	—	(10,195)
Compensation cost for stock options and restricted stock	—	—	1,532	—	—	—	—	—	1,532
ESOP shares allocated or committed to be released	—	—	255	—	—	324	—	—	579
Exercise of stock options	2,400	—	—	—	31	—	(3)	—	28
Vesting of restricted stock awards	—	—	(3,740)	3,794	—	—	(54)	—	—
Tax benefit from stock-based compensation	—	—	356	—	—	—	—	—	356
Balance at September 30, 2014	44,819,654	$562	$502,837	$(8,292)	$(150,615)	$(24,007)	$198,683	$681	$519,849
See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Three months ended September 30,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net income	$10,161	$10,374
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	2,111	2,145
Depreciation of premises and equipment	245	240
Net amortization and accretion of premiums and discounts on securities	337	380
Provision for losses on loans	200	300
Amortization and accretion of deferred loan fees, net	(664)	(910)
Increase in deferred taxes	(36)	(1,019)
Loss on loans available for sale	—	45
Loss (gain) on sale of investment securities	2	(97)
Gain on sale of real estate owned	—	(1)
Proceeds from sale of real estate owned	—	201
Increase in cash surrender value of bank owned life insurance	(512)	(500)
Increase in accrued interest receivable	(920)	(706)
Decrease in other assets	2,637	2,042
Increase in other liabilities	(4,989)	(1,331)
Net cash provided by operating activities	8,572	11,163
Cash flows from investing activities:
Net increase in loans receivable	(74,804)	(9,065)
Purchase of securities available for sale	—	(24,080)
Purchase of securities held to maturity	(52,099)	—
Proceeds from payments, calls and maturities of securities available for sale	23,722	30,744
Proceeds from payments, calls and maturities of securities held to maturity	1,539	1,498
Proceeds from sales of securities available for sale	17,246	3,380
Proceeds from sales of securities held to maturity	3,375	8,938
Purchase of Bank Owned Life Insurance	—	(6,040)
Net decrease in Federal Home Loan Bank of New York stock	1,758	843
Net increase in real estate held for investment	(55)	(33)
Net increase in real estate joint ventures	(464)	(142)
Purchase of fixed assets	(90)	(116)
Net cash (used in) provided by investing activities	(79,872)	5,927
Cash flows from financing activities:
Net increase in deposits	97,710	4,964
Purchase of treasury stock	(10,195)	(1,568)
Dividends paid to shareholders	(7,391)	(7,414)
Exercise of stock options	28	3,878
Increase (decrease) in advance payments by borrowers for taxes and insurance	16	(1,087)
Proceeds from borrowed funds	54,313	70,000
Repayment of borrowed funds	(63,800)	(88,700)
Tax benefit from stock based compensation	356	459
Net cash provided (used in) by financing activities	71,037	(19,468)
Net decrease in cash and cash equivalents	(263)	(2,378)
Cash and cash equivalents at beginning of period	18,931	12,065
Cash and cash equivalents at end of period	$18,668	$9,687
Supplemental cash flow information:
Cash paid during the period for:
Interest	$8,539	$7,744
Income taxes	$3,045	$6,529
Noncash transfer
Loans receivable transferred to real estate owned	$—	$350
See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation
The consolidated financial statements are composed of the accounts of Oritani Financial Corp., its wholly owned subsidiaries, Oritani Bank (“the Bank”); Hampshire Financial, LLC, and Oritani, LLC, and the wholly owned subsidiaries of Oritani Bank; Oritani Finance Company, Ormon LLC (“Ormon”), and Oritani Investment Corp., as well as its wholly owned subsidiary, Oritani Asset Corporation (a real estate investment trust) (collectively, the "Company"). Intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the three month period ended September 30, 2014 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2015.
Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q. The consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to consolidated financial statements included in the Company’s June 30, 2014 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 15, 2014.
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at September 30, 2014 and June 30, 2014 and in the Consolidated Statements of Income for the three months ended September 30, 2014 and 2013. Actual results could differ significantly from those estimates.
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

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

2. Earnings Per Share
Basic earnings per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares outstanding includes the average number of shares of common stock outstanding and allocated or committed to be released Employee Stock Ownership Plan shares.
Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options were exercised and converted into common stock. These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method. When applying the treasury stock method, we add: (1) the assumed proceeds from option exercises; (2) the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized compensation costs related to stock options. We then divide this sum by our average stock price to calculate shares assumed to be repurchased. The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted earnings per share.
The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share.

	Three months ended September 30,
	2014	2013
	(In thousands, except per share data)
Net income	$10,161	$10,374
Weighted average common shares outstanding—basic	42,232	42,396
Effect of dilutive stock options outstanding	952	1,119
Weighted average common shares outstanding—diluted	43,184	43,515
Earnings per share-basic	$0.24	$0.24
Earnings per share-diluted	$0.24	$0.24

For the three months ended September 30, 2014 and 2013 there were 19,251 and 3,370 option shares, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for those periods.

3. Stock Repurchase Program
On June 27, 2011, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company repurchased 5,624,506 shares, representing approximately 10% of its then outstanding shares. A second stock repurchase plan, for 10% of the outstanding shares, or 5,062,056 shares, was announced on September 14, 2011 and a third repurchase plan for 5% of the outstanding shares, or 2,278,776 shares, was announced on November 14, 2011. At September 30, 2014, a total of 12,210,723 shares were acquired under these repurchase programs at a weighted average cost of $13.17 per share. The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company may also conduct repurchases through a Rule 10b5-1 trading plan. At September 30, 2014, there are 750,358 shares yet to be purchased under the current plans.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

4. Equity Incentive Plans
The 2007 Equity Incentive Plan (“the 2007 Equity Plan”) was approved by the Company’s stockholders on April 22, 2008, which authorized the issuance of up to 4,172,817 shares of Company common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights, and restricted stock awards. The 2011 Equity Incentive Plan (“2011 Equity Plan”) was approved by the Company’s stockholders on July 26, 2011. The 2011 Equity Plan authorized the issuance of up to 5,790,849 shares of the Company’s common stock pursuant to grants of stock options, restricted stock awards and restricted stock units, with no more than 1,654,528 of the shares to be issued as restricted stock awards or restricted stock units. Employees and outside directors of the Company or Oritani Bank are eligible to receive awards under the Equity Plans.
Stock options are granted at an exercise price equal to the market price of our common stock on the grant date, based on quoted market prices. Stock options generally vest over a five-year service period and expire ten years from issuance. The vesting of the options accelerate upon death or disability, retirement or a change in control and expire 90 days after termination of service, excluding disability or retirement. The Company recognizes compensation expense for all option grants over the awards’ respective requisite service periods. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Management estimated the expected life of the options using the simplified method. The Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option. The Company classified share-based compensation for employees and outside directors within “compensation, payroll taxes and fringe benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid. There were no options issued during the three months ended September 30, 2014 and 2013.
The following is a summary of the Company’s stock option activity and related information for its options plan as of September 30, 2014 and changes therein during the three months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2014	5,983,674	$2.57	$11.50	6.8
Exercised	(2,400)	2.71	11.95	7.0
Outstanding at September 30, 2014	5,981,274	$2.57	$11.50	6.5
Exercisable at September 30, 2014	4,313,573	$2.52	$11.24	5.3
The Company recorded $550,000 and $567,000 of share based compensation expense related to the options granted for the three months ended September 30, 2014 and 2013, respectively. Expected future expense related to the non-vested options outstanding at September 30, 2014 is $4.1 million over a weighted average period of 1.9 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.
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
The following is a summary of the status of the Company’s restricted stock shares as of September 30, 2014 and changes therein during the three months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2014	997,060	$12.14
Vested	(313,020)	11.95
Non-vested at September 30, 2014	684,040	$12.23
The Company recorded $982,000 and $961,000 of share based compensation expense related to the restricted stock shares vested during the three months ended September 30, 2014 and 2013, respectively. Expected future expense related to the non-vested restricted shares at September 30, 2014 is $7.7 million over a weighted average period of 2.0 years.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

5. Post-retirement Benefits
The Company provides several post-retirement benefit plans to directors and to certain active and retired employees. The Company has a nonqualified Directors’ Retirement Plan (the Retirement Plan), a nonqualified Benefit Equalization Plan (BEP Plan), which provides benefits to employees who are disallowed certain benefits under the Company’s qualified benefit plans, and a Post Retirement Medical Plan (the Medical Plan) for directors and certain eligible employees. Net periodic benefit costs for the three months ended September 30, 2014 and 2013 are presented in the following tables.

	Retirement Plan		BEP Plan		Medical Plan
	Three months ended September 30,
	2014	2013	2014	2013	2014	2013
	(In thousands)
Service cost	$37	$37	$—	$—	$31	$18
Interest cost	51	53	10	10	45	48
Amortization of unrecognized:
Prior service cost	15	15	—	—	—	—
Net loss	—	—	6	5	2	—
Total	$103	$105	$16	$15	$78	$66

6. Loans
Net Loans are summarized as follows:

	September 30, 2014	June 30, 2014
	(In thousands)
Residential	$163,151	$138,909
Multifamily	895,855	880,638
Commercial real estate	1,516,563	1,453,164
Second mortgage and equity loans	22,490	21,692
Construction and land loans	8,040	34,951
Other loans	15,722	15,992
Total loans	2,621,821	2,545,346
Less:
Deferred loan fees, net	11,090	10,051
Allowance for loan losses	31,569	31,401
Net loans	$2,579,162	$2,503,894
The Company’s allowance for loan losses is analyzed quarterly and many company specific and market factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other environmental factors. There have been no material changes to the allowance for loan loss methodology as disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 15, 2014.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The activity in the allowance for loan losses for the three months ended September 30, 2014 and 2013 is summarized as follows:

	Three months ended September 30,
	(In thousands)
	2014	2013
Balance at beginning of period	$31,401	$31,381
Provisions for loan losses	200	300
Recoveries of loans previously charged off	1	12
Loans charged off	(33)	(29)
Balance at end of period	$31,569	$31,664
The following table provides the three month activity in the allowance for loan losses allocated by loan category at September 30, 2014 and 2013. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	Three months ended September 30, 2014
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,285	$4,873	$21,005	$299	$1,108	$80	$2,751	$31,401
Charge-offs	—	—	(33)	—	—	—	—	(33)
Recoveries	—	—	—	—	1	—	—	1
Provisions	594	247	1,270	11	(808)	(3)	(1,111)	200
Ending balance	$1,879	$5,120	$22,242	$310	$301	$77	$1,640	$31,569

	Three months ended September 30, 2013
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$2,224	$5,175	$19,339	$394	$1,233	$406	$2,610	$31,381
Charge-offs	(4)	—	(4)	(21)	—	—	—	(29)
Recoveries	—	—	11	—	1	—	—	12
Provisions	(186)	295	624	(5)	(44)	(19)	(365)	300
Ending balance	$2,034	$5,470	$19,970	$368	$1,190	$387	$2,245	$31,664

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at September 30, 2014 and June 30, 2014.

	At September 30, 2014
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$266	$27	$1,555	$—	$—	$—	$—	$1,848
Collectively evaluated for impairment	1,613	5,093	20,687	310	301	77	1,640	29,721
Total	$1,879	$5,120	$22,242	$310	$301	$77	$1,640	$31,569
Loans receivable:
Individually evaluated for impairment	$5,405	$2,912	$11,538	$—	$—	$—		$19,855
Collectively evaluated for impairment	157,746	892,943	1,505,025	22,490	8,040	15,722		2,601,966
Total	$163,151	$895,855	$1,516,563	$22,490	$8,040	$15,722		$2,621,821

	At June 30, 2014
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$266	$27	$1,121	$—	$—	$—	$—	$1,414
Collectively evaluated for impairment	1,019	4,846	19,884	299	1,108	80	2,751	29,987
Total	$1,285	$4,873	$21,005	$299	$1,108	$80	$2,751	$31,401
Loans receivable:
Individually evaluated for impairment	$4,702	$2,930	$11,795	$—	$—	$—		$19,427
Collectively evaluated for impairment	134,207	877,708	1,441,369	21,692	34,951	15,992		2,525,919
Total	$138,909	$880,638	$1,453,164	$21,692	$34,951	$15,992		$2,545,346

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The Company continuously monitors the credit quality of its loans receivable. In addition to internal staff, the Company utilizes the services of a third party loan review firm to evaluate the credit quality ratings of its loan receivables. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified as “Satisfactory” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Pass/Watch” have generally acceptable asset quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such characteristics may include strained liquidity, slow pay, stale financial statements or other circumstances requiring greater attention from bank staff. We classify an asset as “Special Mention” if the asset has a potential weakness that warrants management’s close attention. Such weaknesses, if left uncorrected, may result in the deterioration of the repayment prospects of the asset. An asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Included in the Substandard caption are all loans that were past due 90 days (or more) and all impaired loans. The following table provides information about the loan credit quality at September 30, 2014 and June 30, 2014:

	Credit Quality Indicators at September 30, 2014
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$137,436	$19,140	$594	$5,981	$—	$163,151
Multifamily	864,808	21,325	5,056	4,666	—	895,855
Commercial real estate	1,366,681	83,111	12,509	54,262	—	1,516,563
Second mortgage and equity loans	22,246	150	94	—	—	22,490
Construction and land loans	7,642	—	—	398	—	8,040
Other loans	15,635	84	—	3	—	15,722
Total	$2,414,448	$123,810	$18,253	$65,310	$—	$2,621,821

	Credit Quality Indicators at June 30, 2014
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$132,822	$523	$214	$5,350	$—	$138,909
Multifamily	850,937	24,245	1,948	3,508	—	880,638
Commercial real estate	1,320,993	59,443	18,737	53,991	—	1,453,164
Second mortgage and equity loans	21,330	362	—	—	—	21,692
Construction and land loans	16,112	18,395	—	444	—	34,951
Other loans	15,898	87	—	7	—	15,992
Total	$2,358,092	$103,055	$20,899	$63,300	$—	$2,545,346

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following table provides information about loans past due at September 30, 2014 and June 30, 2014:

	At September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (1)
	(In thousands)
Residential	$895	$594	$2,372	$3,861	$159,290	$163,151	$2,460
Multifamily	1,107	—	3,002	4,109	891,746	895,855	3,490
Commercial real estate	3,838	—	3,326	7,164	1,509,399	1,516,563	12,632
Second mortgage and equity loans	150	94	—	244	22,246	22,490	—
Construction and land loans	—	—	398	398	7,642	8,040	398
Other loans	—	—	—	—	15,722	15,722	3
Total	$5,990	$688	$9,098	$15,776	$2,606,045	$2,621,821	$18,983

	At June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (2)
	(In thousands)
Residential	$541	$214	$2,374	$3,129	$135,780	$138,909	$5,350
Multifamily	—	—	3,007	3,007	877,631	880,638	3,508
Commercial real estate	3,525	—	3,580	7,105	1,446,059	1,453,164	8,663
Second mortgage and equity loans	362	—	—	362	21,330	21,692	—
Construction and land loans	—	—	444	444	34,507	34,951	444
Other loans	—	—	—	—	15,992	15,992	7
Total	$4,428	$214	$9,405	$14,047	$2,531,299	$2,545,346	$17,972

(1)
Included in nonaccrual loans at September 30, 2014 are residential loans totaling $88,000 and commercial real estate loans totaling $1.0 million that were 30-59 days past due; multifamily loans totaling $488,000; commercial real estate loans totaling $8.3 million; and other loans totaling $3,000 that were less than 30 days past due.

(2)
Included in nonaccrual loans at June 30, 2014 are residential loans totaling $17,000 and commercial real estate loans totaling $1.0 million that were 30-59 days past due; residential loans totaling $3.0 million, multifamily loans totaling $501,000, commercial real estate loans totaling $4.1 million and other loans totaling $7,000 that were less than 30 days past due.

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. At September 30, 2014 impaired loans were primarily collateral-dependent and totaled $19.9 million, of which $10.5 million had a specific allowance for loan losses of $1.8 million and $9.4 million of impaired loans had no related allowance for loan losses. At June 30, 2014 impaired loans were primarily collateral-dependent and totaled $19.4 million, of which $6.2 million had a related allowance for loan losses of $1.4 million and $13.2 million of impaired loans had no related allowance for loan losses.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following table provides information about the Company’s impaired loans at September 30, 2014 and June 30, 2014:

	Impaired Loans
	At September 30, 2014			Three months ended September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$3,592	$3,592	$—	$3,063	$36
Multifamily	2,424	2,424	—	2,427	42
Commercial real estate	3,380	3,380	—	3,389	—
	9,396	9,396	—	8,879	78
With an allowance recorded:
Residential	$1,547	$1,813	$266	$1,548	$1
Multifamily	461	488	27	465	—
Commercial real estate	6,603	8,158	1,555	6,862	47
	8,611	10,459	1,848	8,875	48
Total:
Residential	$5,139	$5,405	$266	$4,611	$37
Multifamily	2,885	2,912	27	2,892	42
Commercial real estate	9,983	11,538	1,555	10,251	47
	$18,007	$19,855	$1,848	$17,754	$126

	Impaired Loans
	At June 30, 2014			Year ended June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$2,887	$2,887	$—	$2,995	$465
Multifamily	2,429	2,429	—	2,442	173
Commercial real estate	7,878	7,878	—	7,993	214
	13,194	13,194	—	13,430	852
With an allowance recorded:
Residential	$1,548	$1,814	$266	$1,551	$6
Multifamily	474	501	27	422	40
Commercial real estate	2,797	3,918	1,121	2,952	76
	4,819	6,233	1,414	4,925	122
Total:
Residential	$4,435	$4,701	$266	$4,546	$471
Multifamily	2,903	2,930	27	2,864	213
Commercial real estate	10,675	11,796	1,121	10,945	290
	$18,013	$19,427	$1,414	$18,355	$974
Troubled debt restructured loans (“TDRs”) are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. The Company has selectively modified certain borrower’s loans to enable the borrower to emerge from delinquency and keep their loans current. The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

likelihood that the modification will result in the maximum recovery by the Company. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period. Management classifies all TDRs as impaired loans. Included in impaired loans at September 30, 2014 are $5.0 million of loans which are deemed TDRs. At June 30, 2014, TDRs totaled $8.0 million.
The following table presents additional information regarding the Company’s TDRs as of September 30, 2014 and June 30, 2014:

	Troubled Debt Restructurings at September 30, 2014
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$192	$192
Multifamily	—	488	488
Commercial real estate	—	4,289	4,289
Total	$—	$4,969	$4,969
Allowance	$—	$1,185	$1,185

	Troubled Debt Restructurings at June 30, 2014
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$3,080	$3,080
Multifamily	—	501	501
Commercial real estate	—	4,386	4,386
Total	$—	$7,967	$7,967
Allowance	$—	$1,168	$1,168

The following tables present information about TDRs for the periods presented:

	Three months ended September 30,
	2014			2013
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Construction and land loans	—	$—	$—	1	$3,188	$3,188
Total	—	$—	$—	1	$3,188	$3,188
There have not been any loans that were modified as TDR during the last twelve months that have subsequently defaulted (90 days or more past due) during the current quarter ended September 30, 2014.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

7. Investment Securities
Securities Held to Maturity
The following is a comparative summary of securities held to maturity at September 30, 2014 and June 30, 2014:

	September 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Mortgage-backed securities:
FHLMC	$1,788	$145	$—	$1,933
FNMA	28,073	232	670	27,635
GNMA	2,160	98	—	2,258
CMO	47,691	—	232	47,459
	$79,712	$475	$902	$79,285

	June 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Mortgage-backed securities:
FHLMC	$2,315	$145	$—	$2,460
FNMA	27,896	423	564	27,755
GNMA	2,211	113	—	2,324
	$32,422	$681	$564	$32,539

The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
Proceeds from the sale of securities held to maturity for the three months ended September 30, 2014 were $3.4 million on securities with an amortized cost of $3.2 million, resulting in gross gains of $143,800. There were no gross losses recognized during the three months ended September 30, 2014. Proceeds from the sale of securities held to maturity for the three months ended September 30, 2013 were $8.9 million on securities with an amortized cost of $8.8 million, resulting in gross gains and gross losses of $117,400 and $16,700, respectively. The held to maturity securities sold were mortgage-backed securities with 15% or less of their original purchased balances remaining. Securities with fair values of $27.1 million and $29.4 million at September 30, 2014 and June 30, 2014, respectively, were pledged as collateral for advances. The Company did not record other-than-temporary impairment charges on securities held to maturity during the three months ended September 30, 2014 and 2013.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Gross unrealized losses on securities held to maturity and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and June 30, 2014 were as follows:

	September 30, 2014
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$7,936	$94	$9,580	$576	$17,516	$670
CMO	47,459	232	—	—	47,459	232
	$55,395	$326	$9,580	$576	$64,975	$902

	June 30, 2014
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$—	$—	$14,615	$564	$14,615	$564
	$—	$—	$14,615	$564	$14,615	$564

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

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Securities Available for Sale
The following is a comparative summary of securities available for sale at September 30, 2014 and June 30, 2014:

	September 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$1,208	$714	$—	$1,922
Mortgage-backed securities:
FHLMC	6,314	224	—	6,538
FNMA	63,884	1,284	316	64,852
CMO	266,680	1,702	907	267,475
	$338,086	$3,924	$1,223	$340,787

	June 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$4,996	$91	$—	$5,087
Equity securities	1,208	763	—	1,971
Mortgage-backed securities:
FHLMC	6,883	267	—	7,150
FNMA	67,543	1,623	71	69,095
CMO	298,868	2,511	545	300,834
	$379,498	$5,255	$616	$384,137
The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
Proceeds from the sale of securities available for sale for the three months ended September 30, 2014 were $17.2 million on securities available for sale with an amortized cost of $17.4 million, resulting in gross gains and gross losses of $90,500 and $236,100, respectively. Proceeds from the sale of securities available for sale for the three months ended September 30, 2013 were $3.4 million on securities available for sale with an amortized cost of $3.4 million, resulting in gross gains and gross losses of $15,100 and $18,600, respectively. There were no other-than-temporary impairment charges on available for sale securities for the three months ended September 30, 2014 and 2013. The Equity securities caption relates to holdings of shares in financial institutions common stock. Available for sale securities with fair values of $268.6 million and $251.4 million at September 30, 2014 and June 30, 2014, respectively, were pledged as collateral for advances.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and June 30, 2014 were as follows:

	September 30, 2014
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$32,743	$316	$—	$—	$32,743	$316
CMO	91,867	740	7,355	167	99,222	907
	$124,610	$1,056	$7,355	$167	$131,965	$1,223

	June 30, 2014
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$21,516	$71	$—	$—	$21,516	71
CMO	99,627	545	—	—	99,627	545
	$121,143	$616	$—	$—	$121,143	$616
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
8. Deposits
Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. We had brokered deposits totaling $83.6 million and $27.8 million at September 30, 2014 and June 30, 2014, respectively. Deposit balances are summarized as follows:

	September 30, 2014	June 30, 2014
	Amount	Amount
	(In thousands)
Checking accounts	$444,603	$444,239
Money market deposit accounts	449,467	427,909
Savings accounts	160,716	161,813
Time deposits	623,899	547,014
	$1,678,685	$1,580,975

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
At September 30, 2014, Oritani had entered into three interest rate swap agreements. These agreements feature an extended period of time where no cash flows are exchanged, an “Effective Date” that indicates the commencement of the exchange of cash flows, followed by a seven year period where Oritani will receive 3 month LIBOR from the counterparty and pay interest to the counterparty at a fixed rate. The first agreement has a notional amount of $50 million at a fixed rate of 2.63% with an effective date of April 11, 2016 and a maturity date of April 11, 2023. The second agreement has a notional amount of $25 million at a fixed rate of 3.56% with an effective date of January 11, 2017 and a maturity date of January 11, 2024. The third agreement has a notional amount of $25 million at a fixed rate of 3.67% with an effective date of July 11, 2017 and a maturity date of July 11, 2024. The fair value of securities pledged as collateral for the swaps at September 30, 2014 and June 30, 2014 was $1.5 million for both periods. The following table presents information regarding our derivative financial instruments at September 30, 2014 and June 30, 2014.

		At September 30, 2014		At June 30, 2014
	Balance Sheet Line Item	Notional Amount	Fair Value	Notional Amount	Fair Value
Asset derivatives
Cash flow hedge interest rate swaps-Gross unrealized gain	Other Assets	$50,000	$834	$50,000	$1,052
Cash flow hedge interest rate swaps-Gross unrealized loss	Other Assets	50,000	(1,439)	50,000	(953)

10. Income Taxes
The Company files income tax returns in the United States federal jurisdiction and in New Jersey, Pennsylvania and New York state jurisdictions.
The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2010. Currently, the Company is not under examination by any taxing authority. The Company did not have any uncertain tax positions at September 30, 2014 and June 30, 2014. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

11. Real Estate Joint Ventures, net and Real Estate Held for Investment
The Company accounts for investments in joint ventures under the equity method. The balance reflects the cost basis of investments, plus the Company’s share of income earned on the joint venture operations, less cash distributions, including excess cash distributions, and the Company’s share of losses on joint venture operations. Cash received in excess of the Company’s recorded investment in a joint venture is recorded as unearned revenue in other liabilities. The net book value of real estate joint ventures was $6.3 million and $5.8 million at September 30, 2014 and June 30, 2014, respectively.

Real estate held for investment includes the Company’s undivided interest in real estate properties accounted for under the equity method and properties held for investment purposes. Cash received in excess of the Company’s recorded investment for an undivided interest in real estate property is recorded as unearned revenue in other liabilities. The operations of the properties held for investment purposes are reflected in the financial results of the Company and included in the Other Income caption in the Income Statement. Properties held for investment purposes are carried at cost less accumulated depreciation. The net book value of real estate held for investment was $29,000 and ($26,000) at September 30, 2014 and June 30, 2014, respectively.

12. Fair Value Measurements
The Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures”, on July 1, 2008. Under ASC 820, fair value measurements are not adjusted for transaction costs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820 are described below:
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
Fair value for loans held for investment is estimated using portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential, multifamily, commercial real estate, construction, land and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming/impaired categories. Fair value of performing loans is estimated using a discounted cash flow model that employs a discount rate that reflects the current market pricing for loans with similar characteristics and remaining maturity, adjusted by an amount for estimated loan losses inherent in the portfolio at the balance sheet date. The rates take into account the expected yield curve. Fair values estimated in this manner do not fully incorporate an exit-price approach to fair value. The Company classifies the estimated fair value of loans held for investment as Level 3.
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
Assets Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets measured at fair value on a recurring basis as of September 30, 2014 and June 30, 2014 by level within the fair value hierarchy. There were no transfers between levels within the fair value hierarchy during the three months ended September 30, 2014.

	Fair Value as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$1,922	1,922	—	—
Mortgage-backed securities available for sale
FHLMC	6,538	—	6,538	—
FNMA	64,852	—	64,852	—
CMO	267,475	—	267,475	—
Total securities available for sale	340,787	1,922	338,865	—

Interest rate swaps	(605)	—	(605)	—
Total measured on a recurring basis	$340,182	$1,922	$338,260	$—

	Fair Value as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Government and federal agency obligations	$5,087	$—	$5,087	$—
Equity Securities	1,971	1,971	—	—
Mortgage-backed securities available for sale
FHLMC	7,150	—	7,150	—
FNMA	69,095	—	69,095	—
CMO	300,834	—	300,834	—
Total securities available for sale	384,137	1,971	382,166	—

Interest rate swaps	99	—	99	—
Total measured on a recurring basis	$384,236	$1,971	$382,265	$—

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Assets Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with GAAP. The adjustments to fair value usually result from the application of lower-of-cost-or-market accounting or write downs of individual assets. The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of September 30, 2014 and June 30, 2014 by level within the fair value hierarchy.

	Fair Value as of September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$1,547	$—	$—	$1,547
Multifamily	461	—	—	461
Commercial real estate	9,533	—	—	9,533
Total impaired loans	11,541	—	—	11,541
Real estate owned
Multifamily	3,000	—	—	3,000
Commercial real estate	850	—	—	850
Total real estate owned	3,850	—	—	3,850
Total measured on a non-recurring basis	$15,391	$—	$—	$15,391

	Fair Value as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$1,548	$—	$—	$1,548
Multifamily	474	—	—	474
Commercial real estate	5,727	—	—	5,727
Total impaired loans	7,749	—	—	7,749
Real estate owned
Multifamily	3,000	—	—	3,000
Commercial real estate	850	—	—	850
Total real estate owned	3,850	—	—	3,850
Total measured on a non-recurring basis	$11,599	$—	$—	$11,599

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Estimated Fair Value of Financial Instruments
The following tables present the carrying amount, estimated fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s balance sheet at September 30, 2014 and June 30, 2014. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, and overnight borrowings.

	September 30, 2014		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Securities held to maturity	$79,712	$79,285	$—	$79,285	$—
Loans, net (1)	2,579,162	2,606,681	—	—	2,606,681
Financial liabilities:
Time deposits	623,899	630,376	—	630,376	—
Term borrowings	684,756	711,617	—	711,617	—

(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

	June 30, 2014		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Securities held to maturity	$32,422	$32,539	$—	$32,539	$—
Loans, net (1)	2,503,894	2,510,776	—	—	2,510,776
Financial assets:
Time deposits	547,013	552,579	—	552,579	—
Term borrowings	630,443	656,459	—	656,459	—

(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.
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

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

13. Other Comprehensive Income
The components of comprehensive income, both gross and net of tax, are presented for the periods below (in thousands):

	Three months ended September 30,
	2014	2013
Gross:
Net income	$15,700	$16,286
Other comprehensive (loss) income
Change in unrealized holding (loss) gain on securities available for sale	(2,085)	40
Reclassification adjustment for security losses included in net income	146	3
Amortization related to post-retirement obligations	23	20
Change in unrealized (loss) gain on interest rate swaps	(704)	77
Total other comprehensive (loss) income	(2,620)	140
Total comprehensive income	13,080	16,426
Tax applicable to:
Net income	5,539	5,912
Other comprehensive (loss) income
Change in unrealized holding (loss) gain on securities available for sale	(881)	17
Reclassification adjustment for security losses included in net income	62	2
Amortization related to post-retirement obligations	10	8
Change in unrealized (loss) gain on interest rate swaps	(298)	32
Total other comprehensive (loss) income	(1,107)	59
Total comprehensive income	4,432	5,971
Net of tax:
Net income	10,161	10,374
Other comprehensive (loss) income
Change in unrealized holding (loss) gain on securities available for sale	(1,204)	23
Reclassification adjustment for security losses included in net income	84	1
Amortization related to post-retirement obligations	13	12
Change in unrealized (loss) gain on interest rate swaps	(406)	45
Total other comprehensive (loss) income	(1,513)	81
Total comprehensive income	$8,648	$10,455

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three months ended September 30, 2014 and 2013 (in thousands):

	Unrealized Holding Gains on Securities Available for Sale	Post Retirement Obligations	Unrealized Holding Gains on Interest Rate Swaps	Accumulated Other Comprehensive Income, Net of Tax
Balance at June 30, 2014	$2,728	$(617)	$83	$2,194
Net change	(1,120)	13	(406)	(1,513)
Balance at September 30, 2014	$1,608	$(604)	$(323)	$681

Balance at June 30, 2013	$3,487	$(577)	$1,520	$4,430
Net change	24	12	45	81
Balance at September 30, 2013	$3,511	$(565)	$1,565	$4,511

The following table sets forth information about the amount reclassified from accumulated other comprehensive income (loss) to the consolidated statement of income and the affected line item in the statement where net income is presented (in thousands).

Accumulated Other Comprehensive Income (Loss) Component	Affected line item in the Consolidated Statement of Income	Three months ended September 30, 2014	Three months ended September 30, 2013
Reclassification adjustment for security losses included in net income	Net loss on sale of securities available for sale	$146	$3

Amortization related to post-retirement obligations (1)
Prior service cost		15	15
Net loss (gain)		8	5
	Compensation, payroll taxes and fringe benefits	23	20

	Total before tax	169	23
	Income tax benefit	72	10
	Net of tax	97	13
(1) These accumulated other comprehensive income (loss) components are included in the computations of net periodic benefit cost. See Note 5. Post-retirement Benefits.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

14. Recent Accounting Pronouncements
In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-14, "Receivable-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure". This update requires a mortgage loan to be derecognized and a separate receivable to be recognized upon foreclosure if the loan has a government guarantee that is non-separable from the loan before foreclosure, the creditor has the ability and intent to convey the real estate property to the guarantor, and any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Additionally, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor upon foreclosure. The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014 (July 1, 2015 for the Company). The Company does not expect that the adoption of this guidance will have a significant impact on the Company’s consolidated financial statements.
In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period". This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This update is effective for interim and annual periods beginning after December 15, 2015. The amendments can be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. Early adoption is permitted. The Company does not expect that the adoption of this guidance will have a significant impact on the Company’s consolidated financial statements.
In January 2014, the FASB issued ASU No. 2014-04, "Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force"), which clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014 (July 1, 2015 for the Company). Early adoption is permitted. The adoption of this amendment is not expected to have a significant impact on the Company's consolidated financial statements.
In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)", which provides guidance on the presentation of unrecognized tax benefits and the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This ASU is effective for fiscal years, and interim reporting periods within those years, beginning after December 31, 2013. We adopted this guidance on July 1, 2014 with no significant impact on the Company’s consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
This Quarterly Report contains certain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements may be identified by reference to a future period or periods, or by use of forward looking terminology, such as “may,” “will,” “believe,” ‘expect,” “estimate,” ‘anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward looking statements are subject to numerous risks and uncertainties. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2014, include, but are not limited to, those related to the economic environment, particularly in the market areas in which Oritani Financial Corp. (the “Company”) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.
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
Overview
Oritani Financial Corp. (the "Company”) is a Delaware corporation that was incorporated in March 2010. The Company is the stock holding company of Oritani Bank. The Company owns 100% of the outstanding shares of common stock of the Bank. The Company has engaged primarily in the business of holding the common stock of the Bank and two limited liability companies that own a variety of real estate investments. In addition, the Company has engaged in limited lending to the real estate investment properties in which (either directly or through one of its subsidiaries) it maintains an ownership interest. The Bank’s principal business consists of attracting retail, commercial and municipal bank deposits from the general public and investing those deposits, together with funds generated from operations, in multi-family and commercial real estate loans, one- to four-family residential mortgage loans as well as in second mortgage and equity loans, construction loans, business loans, other consumer loans, and investment securities. The Bank originates loans primarily for investment and holds such loans in its portfolio. Occasionally, the Bank will also enter into loan participations. The Bank’s primary sources of funds are deposits, borrowings, investment maturities and principal and interest payments on loans and securities. The Bank’s revenues are derived principally from interest on loans and securities as well as our investments in real estate and real estate joint ventures. The Bank also generates revenue from fees and service charges and other income. The Bank’s results of operations depend significantly on its net interest income; which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities. The Bank’s net interest income is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, the timing of the re-pricing of interest-earning assets and interest-bearing liabilities, and the prepayment rate on its mortgage-related assets. Provisions for loan losses and asset impairment charges can also have a significant impact on results of operations. Other factors that may affect the Bank’s results of operations are general and local economic and competitive conditions, government policies and actions of regulatory authorities.
The Bank’s business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to its individual and business customers. The Bank’s primary focus has been, and will continue to be, growth in multi-family and commercial real estate lending.
Comparison of Financial Condition at September 30, 2014 and June 30, 2014
Total Assets. Total assets increased $76.8 million to $3.22 billion at September 30, 2014, from $3.14 billion at June 30, 2014, an annualized growth rate of 9.8%.
Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) decreased $263,000 to $18.7 million at September 30, 2014, from $18.9 million at June 30, 2014.

Net Loans. Loans, net increased $75.3 million to $2.58 billion at September 30, 2014, from $2.50 billion at June 30, 2014. The annualized growth rate for the quarter was 12.0%. Loan originations totaled $146.8 million for the three months ended September 30, 2014.

Loan Originations for the Quarter Ended 9/30/2014
Stratified by Earlier of Reprice or Maturity Date
(dollars in thousands)
		% of
Repricing or Maturing Within:	Amount	Originations
3 years or less	$68,258	46%
3 - 5 years	52,371	36%
5 - 7 years	17,692	12%
Greater than 7 years	8,471	6%
Total	$146,792	100%
Delinquency and non performing asset information is provided below:

	9/30/2014	6/30/2014	3/31/2014	12/31/2013	9/30/2013
	(Dollars in thousands)
Delinquency Totals
30—59 days past due	$4,926	$3,411	$2,755	$8,912	$13,465
60—89 days past due	689	214	1,256	1,601	1,105
Nonaccrual	18,983	17,972	16,937	19,866	23,760
Total	$24,598	$21,597	$20,948	$30,379	$38,330
Non Performing Asset Totals
Nonaccrual loans, per above	$18,983	$17,972	$16,937	$19,866	$23,760
Real Estate Owned	3,850	3,850	3,965	4,033	1,937
Total	$22,833	$21,822	$20,902	$23,899	$25,697
Nonaccrual loans to total loans	0.72%	0.71%	0.70%	0.82%	1.02%
Delinquent loans to total loans	0.94%	0.85%	0.86%	1.26%	1.65%
Non performing assets to total assets	0.71%	0.69%	0.70%	0.81%	0.91%

Total delinquent and nonaccrual loans increased slightly at September 30, 2014 versus June 30, 2014. The primary cause of the increase was the nonaccrual classification of a $4.3 million commercial real estate loan. While this loan has paid as agreed since inception, a decrease in the collateral value necessitated an impairment reserve. The Company classifies all collateral dependent loans with impairment reserves as nonaccrual regardless of their delinquency status. This loan is current in all respects. Of the $19.0 million of loans classified as nonaccrual at September 30, 2014, only $9.1 million were 90 days or more past due. Absent the impact of the $4.3 million loan described above, total nonaccrual loans would have decreased $3.3 million during the quarter ended September 30, 2014.

In addition to the $4.3 million loan, there are five nonaccrual loans with balances greater than $1.0 million at September 30, 2014. These loans are discussed below:

•
A $1.6 million residential loan on a single family residence in Bergen County, New Jersey. A foreclosure action was initiated when loan payments became delinquent. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, a $246,000 impairment reserve remains against this loan as of September 30, 2014. Oritani is pursuing legal remedies and a foreclosure date has been set for the fourth calendar quarter of 2014.

•
A $2.4 million loan on a multifamily property in New York City. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, no reserve was required as of September 30, 2014. The borrower is in bankruptcy. The bankruptcy court recently auctioned the property and the winning bid was for $4.65 million. The Company currently expects that all amounts due will be paid in full in conjunction with the sale. The timing of the sale is controlled by the bankruptcy court. Regular payments have continued on this loan, including a small amount toward the delinquent balance.

•
A $1.5 million loan on a retail building in Morris County, NJ. The loan is classified as impaired. A total of $163,000 was previously charged off against this loan. In accordance with the results of the impairment analysis for this loan as of September 30, 2014, no impairment reserve was necessary. The Company continues to pursue legal remedies. A sheriff’s sale is currently scheduled for the fourth calendar quarter of 2014.

•
A $1.4 million loan on an office building in Somerset County, NJ. The loan is classified as impaired. A total of $292,000 was previously charged off against this loan. In accordance with the results of the impairment analysis for this loan as of September 30, 2014, no impairment reserve was necessary. This loan and the loan described directly above have the same borrower. The Company continues to pursue legal remedies on this loan also. A sheriff’s sale is currently scheduled for the fourth calendar quarter of 2014.

•
A $1.1 million loan on a lot and auto showroom in Bergen County, NJ. The loan is classified as an impaired TDR. A modification/extension agreement was reached with the borrower during the quarter ended December 31, 2013. The loan has paid as agreed since the agreement. In accordance with the results of the impairment analysis for this loan, a $407,000 impairment reserve was maintained against this loan as of September 30, 2014.

There are twenty other multifamily/commercial real estate loans, totaling $5.7 million, classified as nonaccrual at September 30, 2014. The largest of these loans has a balance of $975,000.
There are seven other residential loans, totaling $839,000, classified as nonaccrual at September 30, 2014. The largest of these loans has a balance of $334,000.
Securities Available For Sale. Securities available for sale decreased $43.3 million to $340.8 million at September 30, 2014, from $384.1 million at June 30, 2014. The Company has been classifying the majority of new purchases as held to maturity. During the three months ended September 30, 2014, securities with an amortized cost of $17.4 million were sold, resulting in gross gains and gross losses of $90,500 and $236,100, respectively.
Securities held to maturity. Mortgage-backed securities HTM increased $47.3 million to $79.7 million at September 30, 2014, from $32.4 million at June 30, 2014. Purchases of $52.1 million were partially offset by sales, payments, calls and maturities of $4.9 million.   During the three months ended September 30, 2014, securities with an amortized cost of $3.2 million were sold, resulting in gross gains of $143,800. The securities sold had low principal balances remaining.
Bank Owned Life Insurance ("BOLI"). BOLI was relatively stable during the quarter, increasing $512,000 to $68.6 million at September 30, 2014, from $68.1 million at June 30, 2014. However, $20.0 million of additional BOLI investments were made in October 2014.
Real Estate Owned. REO was stable during the quarter. The balance at both September 30, 2014 and June 30, 2014 was $3.9 million. The balance consists of 4 properties.
Deposits. Deposits increased $97.7 million to $1.68 billion at September 30, 2014, from $1.58 billion at June 30, 2014. The annualized growth rate for the quarter was 24.7%. A substantial portion of the growth over the quarter was due to brokered deposits. Such funds increased $55.8 million over the quarter ended September 30, 2014. The annualized growth rate for the quarter, absent the impact of brokered deposits, was 10.6%. Robust deposit growth is a strategic objective of the Company.
Borrowings. Borrowings decreased $9.5 million to $958.0 million at September 30, 2014, from $967.4 million at June 30, 2014.
Stockholders’ Equity. Stockholders’ equity decreased $6.4 million to $519.8 million at September 30, 2014, from $526.3 million at June 30, 2014. The decrease was primarily due to repurchases and dividends, partially offset by net income and the proceeds from the exercise of stock options. During the September 30, 2014 quarter, 682,078 shares of stock were repurchased at a total cost of $10.2 million and an average cost of $14.95 per share. Based on our September 30, 2014 closing price of $14.09 per share, the Company stock was trading at 121.5% of book value.

Average Balance Sheet for the Three Months Ended September 30, 2014 and 2013
The following table presents certain information regarding Oritani Financial Corp.’s financial condition and net interest income for the three months ended September 30, 2014 and 2013. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields, including prepayment penalties.

	Average Balance Sheet and Yield/Rate Information For the Three Months Ended (unaudited)
	September 30, 2014			September 30, 2013
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$2,549,869	$29,727	4.66%	$2,276,193	$30,061	5.28%
Federal Home Loan Bank Stock	48,971	476	3.89%	42,355	439	4.15%
Securities available for sale	3,608	17	1.88%	12,073	51	1.69%
Mortgage backed securities held to maturity	65,019	364	2.24%	40,475	242	2.39%
Mortgage backed securities available for sale	359,549	1,783	1.98%	297,604	1,341	1.80%
Federal funds sold and short term investments	3,292	2	0.25%	8,306	5	0.25%
Total interest-earning assets	3,030,308	32,369	4.27%	2,677,006	32,139	4.80%
Non-interest-earning assets	161,167			139,378
Total assets	$3,191,475			$2,816,384
Interest-bearing liabilities:
Savings deposits	161,124	94	0.23%	168,690	98	0.23%
Money market	426,493	526	0.49%	409,075	497	0.49%
Checking accounts	450,329	479	0.43%	386,880	438	0.45%
Time deposits	583,070	1,515	1.04%	453,060	991	0.87%
Total deposits	1,621,016	2,614	0.65%	1,417,705	2,024	0.57%
Borrowings	985,392	5,805	2.36%	824,325	5,522	2.68%
Total interest-bearing liabilities	2,606,408	8,419	1.29%	2,242,030	7,546	1.35%
Non-interest-bearing liabilities	61,488			50,331
Total liabilities	2,667,896			2,292,361
Stockholders’ equity	523,579			524,023
Total liabilities and stockholders’ equity	$3,191,475			$2,816,384
Net interest income		$23,950			$24,593
Net interest rate spread (2)			2.98%			3.45%
Net interest-earning assets (3)	$423,900			$434,976
Net interest margin (4)			3.16%			3.67%
Average of interest-earning assets to interest-bearing liabilities			116.26%			119.40%

(1)	Average Outstanding Balance includes nonaccrual loans and interest earned includes prepayment income.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2014 and 2013
Net Income. Net income decreased $213,000 to $10.2 million for the quarter ended September 30, 2014, from $10.4 million for the corresponding 2013 quarter.  The primary cause of the slightly decreased net income was lower prepayment penalty income, partially offset by decreased tax expense. Our annualized return on average assets was 1.27% for the quarter ended September 30, 2014, and 1.47% for the quarter ended September 30, 2013.
Interest Income. Total interest income increased $230,000, to $32.4 million for the three months ended September 30, 2014, from $32.1 million for the three months ended September 30, 2013. The components of interest income for the three months ended September 30, 2014 and 2013, changed as follows:

	Three months ended September 30,				Increase / (decrease)
	2014		2013			Average
	$	Yield	$	Yield	$	Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$29,727	4.66%	$30,061	5.28%	$(334)	$273,676	(0.62)%
Dividends on FHLB stock	476	3.89%	439	4.15%	37	6,616	(0.26)%
Interest on securities AFS	17	1.88%	51	1.69%	(34)	(8,465)	0.19%
Interest on MBS HTM	364	2.24%	242	2.39%	122	24,544	(0.15)%
Interest on MBS AFS	1,783	1.98%	1,341	1.80%	442	61,945	0.18%
Interest on federal funds sold and short term investments	2	0.25%	5	0.25%	(3)	(5,014)	—%
Total interest income	$32,369	4.27%	$32,139	4.80%	$230	$353,302	(0.53)%

The Company’s primary strategic business objective remains the organic growth of multifamily and commercial real estate loans. The average balance of the loan portfolio increased $273.7 million for the three months ended September 30, 2014 versus the comparable 2013 period. On a linked quarter basis (September 30, 2014 versus June 30, 2014), the average balance of loans grew $113.3 million, an annualized growth rate of 18.6%. The growth was achieved through originations. Loan originations totaled $146.8 million for the three months ended September 30, 2014. The yield on the loan portfolio decreased 62 basis points for the quarter ended September 30, 2014 versus the comparable 2013 period. On a linked quarter basis, the yield on the loan portfolio decreased 13 basis points. These decreases continued a trend of decreased yield on loans and were primarily attributable to the impact of current market rates on new originations as well as refinancings, prepayments and repricings. Competition for multifamily and commercial real estate loan originations has increased significantly and the spread has decreased versus alternative costs of funds. The market rates on new originations are below the average yield of the loan portfolio. The vast majority of our multifamily and commercial real estate loan originations reprice in five years or less. This discipline offers greater interest rate risk protection but provides lower yields than loans with longer fixed rate terms. A portion of the decrease in yield is also attributable to prepayment penalties, which significantly impacted both periods but were appreciably higher in the 2013 period. Prepayment penalties totaled $947,000 in the 2014 period versus $1.8 million in the 2013 period. Prepayment penalties boosted annualized loan yield by 15 basis points in the 2014 period and 31 basis points in the 2013 period. The Company has increased its level of investments since the 2013 period. The combined average balances of the investment categories (mortgage-backed securities available for sale and held to maturity, and securities available for sale) increased $78.0 million for the three months ended September 30, 2014, versus the comparable 2013 period, and the yield increased 15 basis points over that same period.

Interest Expense. Total interest expense increased $873,000, to $8.4 million for the three months ended September 30, 2014, from $7.5 million for the three months ended September 30, 2013. The components of interest expense changed as follows:

	Three months ended September 30,				Increase / (decrease)
	2014		2013			Average
	$	Cost	$	Cost	$	Balance	Cost
	(Dollars in thousands)
Savings deposits	$94	0.23%	$98	0.23%	$(4)	$(7,566)	—%
Money market	526	0.49%	497	0.49%	29	17,418	—%
Checking accounts	479	0.43%	438	0.45%	41	63,448	(0.02)%
Time deposits	1,515	1.04%	991	0.87%	524	130,010	0.17%
Total deposits	2,614	0.65%	2,024	0.57%	590	203,310	0.08%
Borrowings	5,805	2.36%	5,522	2.68%	283	161,067	(0.32)%
Total interest expense	$8,419	1.29%	$7,546	1.35%	$873	$364,377	(0.06)%

Strong deposit growth remains a strategic objective of the Company. As detailed above, the average balance of deposits increased significantly for the quarter ended September 30, 2014 versus the comparable 2013 period. The average balance of deposits increased $72.6 million when measured versus the quarter ended June 30, 2014, which represents an annualized growth rate of 18.8%. The most significant increases have been in time deposits. The Company has implemented a successful strategy whereby premium deposit rates are paid on certain time deposits if the customer has a core account relationship with the Company. This strategy has also allowed the Company to extend the duration of certain time deposit accounts. A component of the growth in the September 2014 quarter is due to brokered deposits. The average balance of such funds increased $17.2 million versus the associated average balance for the comparable 2013 period, and $12.9 million versus the associated average balance for the quarter ended June 30, 2014. The Company intends to continue its usage of brokered deposits.

Net Interest Income Before Provision for Loan Losses. Net interest income decreased by $643,000 to $24.0 million for the three months ended September 30, 2014, from $24.6 million for the three months ended September 30, 2013. The Company's net interest income, spread and margin over the period are detailed in the table below.

	Including Prepayment Penalties			Excluding Prepayment Penalties
	Net Interest			Net Interest
For the Three Months Ended	Income Before			Income Before
	Provision	Spread	Margin	Provision	Spread	Margin
	(Dollars in thousands)
September 30, 2014	$23,950	2.98%	3.16%	$23,003	2.86%	3.04%
June 30, 2014	23,756	3.08%	3.27%	22,871	2.96%	3.15%
March 31, 2014	24,462	3.28%	3.48%	23,258	3.11%	3.31%
December 31, 2013	24,312	3.38%	3.60%	22,418	3.10%	3.32%
September 30, 2013	24,593	3.45%	3.67%	22,801	3.18%	3.41%

The Company’s spread and margin have been significantly impacted by prepayment penalties. Due to this situation, the chart above details results with and without the impact of prepayment penalties. While prepayment penalty income is expected to continue, there are likely to be significant fluctuations in the level of prepayment income. The chart above that excludes prepayment penalties provides a truer representation of what is occurring in the portfolio. There were 10 and 11 basis points of compression in spread and margin, respectfully, for the quarter ended September 30, 2014 versus the prior quarter. The Company’s spread and margin are under pressure in the current interest rate environment due to several factors, including: rates on new loan originations and investment purchases; modifications of loans within the existing loan portfolio; prepayments of higher yielding loans and investments; limited ability to further reduce deposit and borrowing costs; promotional interest costs to attract new deposit customers; and increases in borrowing costs for long term borrowings. The rates on new loan originations are being impacted by increased competition. The spread on new loan rates versus external sources of funds have decreased over the past year. In addition, the Company typically originates loans that have a reset period of five years or less. Such loans generally bear a lower rate of interest versus loans with a longer reset period. Due to these factors, compression is expected to continue.

The Company’s net interest income and net interest rate spread were both negatively impacted in both periods due to the reversal of accrued interest income on loans delinquent more than 90 days. The total of such income reversed was $249,000 and $303,000 for the three months ended September 30, 2014 and 2013, respectively.

Provision for Loan Losses. The Company recorded provisions for loan losses of $200,000 for the three months ended September 30, 2014 as compared to $300,000 for the three months ended September 30, 2013. A rollforward of the allowance for loan losses for the three months ended September 30, 2014 and 2013 is presented below:

	Three months ended September 30,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$31,401	$31,381
Provisions charged to operations	200	300
Recoveries of loans previously charged off	1	12
Loans charged off	33	29
Balance at end of period	$31,569	$31,664
Allowance for loan losses to total loans	1.20%	1.36%
Net charge-offs (annualized) to average loans outstanding	0.005%	0.003%

Delinquency and nonaccrual trends, changes in loan risk ratings, loan growth, charge-offs and economic and business conditions continue to have a meaningful impact on the level of provision for loan losses. In addition, improvements in general market indicators and business conditions have impacted the level of provisioning by decreasing the necessary level of general allowances. See additional information regarding the allowance for loan losses in Note 6 of the financial statements and “Comparison of Financial Condition at September 30, 2014 and June 30, 2014-Net Loans.”
Other Income. Other income increased by $444,000 to $2.0 million for the three months ended September 30, 2014, from $1.6 million for the three months ended September 30, 2013.  Net income from investments in real estate joint ventures increased by $558,000 to $848,000 for the three months ended September 30, 2014, from $290,000 for the three months ended September 30, 2013. As discussed in prior filings, issues related to flooding at one commercial property had decreased occupancy and income. This situation impacted the September 2013 results. These issues have been resolved as a new grocery anchor tenant is in place and fully operational. Results for the 2014 period include certain prior period rents.
Other Expenses. Operating expenses increased by $487,000 to $10.1 million for the three months ended September 30, 2014, from $9.6 million for the three months ended September 30, 2013. The increase was primarily due to increases in compensation, payroll taxes and fringe benefits, and real estate owned (“REO”) operations. Compensation, payroll taxes and fringe benefits increased by $149,000 to $7.2 million for the three months ended September 30, 2014, from $7.1 million for the three months ended September 30, 2013. The increase is primarily due to normal growth in payroll costs. REO operations expense increased by $216,000 to $139,000 for the three months ended September 30, 2014, versus income of $77,000 for the three months ended September 30, 2013. Income was realized in the 2013 period primarily because of a deficiency judgment recovery on a previous REO property. Our efficiency ratio was 38.7% for the quarter ended September 30, 2014, and 36.6% for the quarter ended September 30, 2013.
Income Tax Expense. Income tax expense for the three months ended September 30, 2014 was $5.5 million on pre-tax income of $15.7 million, resulting in an effective tax rate of 35.3%.  Income tax expense for the three months ended September 30, 2013 was $5.9 million on pre-tax income of $16.3 million, resulting in an effective tax rate of 36.3%. The decreased rate in 2014 was primarily due to the furtherance of various strategies.

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
At September 30, 2014 and June 30, 2014, the Company had $273.2 million and $82.0 million in overnight borrowings from the FHLB, respectively. In addition, the Company had additional short term borrowings of $255.0 million at June 30, 2014. There were no short term borrowings at September 30, 2014. The Company had total borrowings of $958.0 million at September 30, 2014 and $967.4 million at June 30, 2014. The Company’s total borrowings at September 30, 2014 include $684.8 million in longer term borrowings with the FHLB. In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At September 30, 2014, outstanding commitments to originate loans totaled $87.2 million and outstanding commitments to extend credit totaled $27.7 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $389.6 million at September 30, 2014. Based upon historical experience, management estimates that a large portion of such deposits will remain with the Company. The portion that remains will be significantly impacted by the renewal rates offered by the Company.
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
As of September 30, 2014 and June 30, 2014, the Company and Bank exceeded all regulatory capital requirements as follows:

	September 30, 2014
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital (to risk-weighted assets)	$550,415	19.9%	$221,805	8.0%
Tier I capital (to risk-weighted assets)	518,846	18.7	110,903	4.0
Tier I capital (to average assets)	518,846	16.3	127,659	4.0

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Total capital (to risk-weighted assets)	$489,137	17.9%	$218,834	8.0%
Tier I capital (to risk-weighted assets)	457,778	16.7	109,417	4.0
Tier I capital (to average assets)	457,778	14.4	127,281	4.0

	June 30, 2014
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital (to risk-weighted assets)	$555,499	20.19%	$220,090	8.0%
Tier I capital (to risk-weighted assets)	524,098	19.05	110,045	4.0
Tier I capital (to average assets)	524,098	17.11	122,504	4.0

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Total capital (to risk-weighted assets)	$476,614	17.54%	$217,408	8.0%
Tier I capital (to risk-weighted assets)	445,403	16.39	108,704	4.0
Tier I capital (to average assets)	445,403	14.34	124,250	4.0
Critical Accounting Policies
Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended June 30, 2014, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated Balance Sheets at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodologies used to determine the allowance for loan losses and judgments regarding the valuation of securities as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors. For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2014.
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
The table below sets forth, as of September 30, 2014, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
				NPV Ratio (4)	Increase (Decrease) basis points
		Amount	Percent
(Dollars in thousands)
+200	$486,437	$(71,178)	(12.8)%	15.6%	(142)
+100	524,400	(33,215)	(6.0)	16.4	(63)
—	557,615	—	—	17.0	—
(100)	603,083	45,468	8.2	18.0	93

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at September 30, 2014, in the event of a 100 basis point decrease in interest rates, we would experience an 8.2% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 12.8% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.
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
Item 1A. Risk Factors
There have been no material changes from those risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 15, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.

(b)	Use of Proceeds. Not applicable.

(c)
Repurchase of Our Equity Securities. The following table shows the Company's repurchases of its common stock for each calendar month in the quarter ended September 30, 2014 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Repurchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
July 2014	65,464		$15.00	65,464	1,366,972
August 2014	551,511	(1)	14.93	551,511	815,461
September 2014	65,103		14.99	65,103	750,358
	682,078		$14.95	682,078

1.	Includes 96,995 shares purchased upon restricted stock awards vesting for payment of withholding taxes.

As of November 7, 2014, the Company has repurchased, under the repurchase plans approved since the second step transaction, 12,249,091 shares of its stock at an average price of $13.18 per share.

Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are either filed as part of this report or are incorporated herein by reference:

3.1	Certificate of Incorporation of Oritani Financial Corp. *
3.2	Bylaws of Oritani Financial Corp. *
4	Form of Common Stock Certificate of Oritani Financial Corp. *
10.1	Employment Agreement between Oritani Financial Corp. and Kevin J. Lynch**, ****
10.2	Form of Employment Agreement between Oritani Financial Corp. and executive officers**,****
10.3	Oritani Bank Director Retirement Plan**, ****
10.4	Oritani Bank Benefit Equalization Plan**, ****
10.5	Oritani Bank Executive Supplemental Retirement Income Agreement**, ****
10.6	Form of Employee Stock Ownership Plan**, ****
10.7	Director Deferred Fee Plan**, ****
10.8	Oritani Financial Corp. 2007 Equity Incentive Plan**, ****
10.9	Oritani Financial Corp. 2011 Equity Incentive Plan***, ****
21	Subsidiaries of Registrant**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Defintion Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Registration Statement on Form S-1 of Oritani Financial Corp. (file no. 333-165226), originally filed with the Securities and Exchange Commission on March 5, 2011.
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

ORITANI FINANCIAL CORP.

Date:	November 7, 2014	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date:	November 7, 2014	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer