Form 10-Q
period 2014-12-31
Oritani Financial Corp
filed 2015-02-09
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
    YES  ☐    NO  ☒
As of February 9, 2015, there were 56,245,065 shares of the Registrant’s common stock, par value $0.01 per share, issued and 44,138,770 shares outstanding.

Oritani Financial Corp.
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements
Oritani Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2014	June 30, 2014
	(unaudited)	(audited)
Assets
Cash on hand and in banks	$9,274	$17,490
Federal funds sold and short term investments	426	1,441
Cash and cash equivalents	9,700	18,931
Loans, net	2,617,313	2,503,894
Securities available for sale, at fair value	319,664	384,137
Securities held to maturity, market value of $87,669 and $32,539, respectively.	87,667	32,422
Bank Owned Life Insurance (at cash surrender value)	89,246	68,054
Federal Home Loan Bank of New York stock (“FHLB”), at cost	44,046	49,046
Accrued interest receivable	9,174	10,214
Investments in real estate joint ventures, net	6,907	6,391
Real estate held for investment	957	917
Real estate owned	4,368	3,850
Office properties and equipment, net	14,422	14,675
Deferred tax assets, net	37,184	34,705
Other assets	10,286	12,964
Total Assets	$3,250,934	$3,140,200
Liabilities
Deposits	$1,792,867	$1,580,975
Borrowings	885,956	967,443
Advance payments by borrowers for taxes and insurance	16,754	16,105
Other liabilities	47,644	49,385
Total Liabilities	2,743,221	2,613,908
Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 44,454,385 shares outstanding at December 31, 2014 and 45,499,332 shares outstanding at June 30, 2014.	562	562
Additional paid-in capital	504,725	504,434
Unallocated common stock held by the employee stock ownership plan	(23,462)	(24,331)
Restricted Stock Awards	(8,112)	(12,086)
Treasury stock, at cost; 11,790,680 shares at December 31, 2014 and 10,745,733 shares at June 30, 2014.	(155,978)	(140,451)
Retained income	190,965	195,970
Accumulated other comprehensive (loss) income, net of tax	(987)	2,194
Total Stockholders’ Equity	507,713	526,292
Total Liabilities and Stockholders’ Equity	$3,250,934	$3,140,200
See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
	(unaudited)
Interest income:
Interest on mortgage loans	$31,041	$29,988	$60,768	$60,049
Interest on securities available for sale	1,671	1,531	3,471	2,923
Interest on securities held to maturity	450	189	814	431
Dividends on FHLB stock	500	427	976	866
Interest on federal funds sold and short term investments	1	1	3	6
Total interest income	33,663	32,136	66,032	64,275
Interest expense:
Deposits	2,843	2,055	5,457	4,079
Borrowings	5,756	5,769	11,561	11,291
Total interest expense	8,599	7,824	17,018	15,370
Net interest income before provision for loan losses	25,064	24,312	49,014	48,905
Provision for loan losses	—	200	200	500
Net interest income after provision for loan losses	25,064	24,112	48,814	48,405
Other income:
Service charges	240	357	463	629
Real estate operations, net	315	305	668	678
Income from investments in real estate joint ventures	487	158	1,335	448
Bank-owned life insurance	680	509	1,192	1,009
Net (loss) gain on sale of assets	(10)	207	(10)	163
Net (loss) gain on sale of securities	—	(46)	(2)	51
Other income	69	74	142	149
Total other income	1,781	1,564	3,788	3,127
Other expenses:
Compensation, payroll taxes and fringe benefits	7,730	7,477	14,954	14,552
Advertising	105	90	195	180
Office occupancy and equipment expense	692	722	1,421	1,451
Data processing service fees	472	438	935	873
Federal insurance premiums	390	330	778	645
Net expense (income) from real estate operations	990	22	1,129	(55)
Other expenses	930	997	1,954	2,000
Total operating expenses	11,309	10,076	21,366	19,646
Income before income tax expense	15,536	15,600	31,236	31,886
Income tax expense	5,490	5,617	11,029	11,529
Net income	$10,046	$9,983	$20,207	$20,357
Earnings per basic common share	$0.24	$0.23	$0.48	$0.48
Earnings per diluted common share	$0.24	$0.23	$0.47	$0.47
See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
	(unaudited)
Net income	$10,046	$9,983	$20,207	$20,357
Other comprehensive (loss) income, net of tax:
Change in unrealized holding gain (loss) on securities available for sale	191	(2,459)	(1,013)	(2,435)
Reclassification adjustment for security losses included in net income	—	28	84	28
Amortization related to post-retirement obligations	14	12	27	24
Change in unrealized (loss) gain on interest rate swaps	(1,873)	530	(2,279)	573
Total other comprehensive loss	(1,668)	(1,889)	(3,181)	(1,810)
Total comprehensive income	$8,378	$8,094	$17,026	$18,547
See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Six months ended December 31, 2014 and 2013 (unaudited)
(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Un- allocated common stock held by ESOP	Retained income	Accumu- lated other compre- hensive income (loss), net of tax	Total stock- holders’ equity
Balance at June 30, 2013	45,391,031	$562	$499,961	$(15,730)	$(141,142)	$(25,887)	$196,516	$4,430	$518,710
Net income	—	—	—	—	—	—	20,357	—	20,357
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,810)	(1,810)
Cash dividends declared	—	—	—	—	—	—	(25,481)	—	(25,481)
Purchase of treasury stock	(99,401)	—	—	—	(1,586)	—	—	—	(1,586)
Issuance of restricted stock awards	18,000	—	—	(234)	234	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	3,018	—	—	—	—	—	3,018
ESOP shares allocated or committed to be released	—	—	838	—	—	907	—	—	1,745
Exercise of stock options	404,280	—	—	—	5,263	—	(1,014)	—	4,249
Vesting of restricted stock awards	—	—	(3,856)	3,878	—	—	(22)	—	—
Forfeiture of restricted stock awards	(9,600)	—	—	116	(116)	—	—	—	—
Tax benefit from stock-based compensation	—	—	588	—	—	—	—	—	588
Balance at December 31, 2013	45,704,310	$562	$500,549	$(11,970)	$(137,347)	$(24,980)	$190,356	$2,620	$519,790

Balance at June 30, 2014	45,499,332	$562	$504,434	$(12,086)	$(140,451)	$(24,331)	$195,970	$2,194	$526,292
Net income	—	—	—	—	—	—	20,207	—	20,207
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(3,181)	(3,181)
Cash dividends declared	—	—	—	—	—	—	(25,073)	—	(25,073)
Purchase of treasury stock	(1,082,361)	—	—	—	(16,023)	—	—	—	(16,023)
Compensation cost for stock options and restricted stock	—	—	3,027	—	—	—	—	—	3,027
ESOP shares allocated or committed to be released	—	—	675	—	—	869	—	—	1,544
Exercise of stock options	43,814	—	—	—	577	—	(103)	—	474
Vesting of restricted stock awards	—	—	(3,857)	3,893	—	—	(36)	—	—
Forfeiture of restricted stock awards	(6,400)	—	—	81	(81)	—	—	—	—
Tax benefit from stock-based compensation	—	—	446	—	—	—	—	—	446
Balance at December 31, 2014	44,454,385	$562	$504,725	$(8,112)	$(155,978)	$(23,462)	$190,965	$(987)	$507,713
See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Six months ended December 31,
	2014	2013
	(unaudited)
Cash flows from operating activities:
Net income	$20,207	$20,357
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	4,571	4,763
Depreciation of premises and equipment	483	480
Net amortization and accretion of premiums and discounts on securities	667	660
Provision for losses on loans	200	500
Amortization and accretion of deferred loan fees, net	(1,655)	(1,599)
(Increase) decrease in deferred taxes	(434)	609
Loss on loans available for sale	—	58
Loss (gain) on sale of investment securities	2	(51)
Loss (gain) on sale of real estate owned	10	(221)
Writedown of real estate owned	900	—
Proceeds from sale of real estate owned	65	1,191
Increase in cash surrender value of bank owned life insurance	(1,192)	(1,009)
Decrease in accrued interest receivable	1,040	1,367
(Increase) decrease in other assets	(943)	3,584
Decrease in other liabilities	(1,688)	(2,874)
Net cash provided by operating activities	22,233	27,815
Cash flows from investing activities:
Net increase in loans receivable	(113,457)	(94,646)
Purchase of securities available for sale	—	(97,998)
Purchase of securities held to maturity	(62,850)	—
Proceeds from payments, calls and maturities of securities available for sale	44,911	52,075
Proceeds from payments, calls and maturities of securities held to maturity	4,273	2,368
Proceeds from sales of securities available for sale	17,245	18,129
Proceeds from sales of securities held to maturity	3,375	8,938
Purchase of Bank Owned Life Insurance	(20,000)	(6,040)
Net decrease (increase) in Federal Home Loan Bank of New York stock	5,000	(3,190)
Net increase in real estate held for investment	(99)	(14)
Net increase in real estate joint ventures	(510)	(134)
Purchase of fixed assets	(230)	(253)
Net cash used by investing activities	(122,342)	(120,765)
Cash flows from financing activities:
Net increase in deposits	211,892	43,254
Purchase of treasury stock	(16,023)	(1,586)
Dividends paid to shareholders	(25,073)	(25,481)
Exercise of stock options	474	4,249
Increase (decrease) in advance payments by borrowers for taxes and insurance	649	(1,980)
Proceeds from borrowed funds	54,313	159,650
Repayment of borrowed funds	(135,800)	(88,700)
Tax benefit from stock based compensation	446	588
Net cash provided by financing activities	90,878	89,994
Net decrease in cash and cash equivalents	(9,231)	(2,956)
Cash and cash equivalents at beginning of period	18,931	12,065
Cash and cash equivalents at end of period	$9,700	$9,109
Supplemental cash flow information:
Cash paid during the period for:
Interest	$17,090	$15,527
Income taxes	$8,245	$8,863
Noncash transfer
Loans receivable transferred to real estate owned	$1,493	$3,350
See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation
The consolidated financial statements are composed of the accounts of Oritani Financial Corp., its wholly owned subsidiaries, Oritani Bank (“the Bank”); Hampshire Financial, LLC, and Oritani, LLC, and the wholly owned subsidiaries of Oritani Bank; Oritani Finance Company, Ormon LLC (“Ormon”), and Oritani Investment Corp., as well as its wholly owned subsidiary, Oritani Asset Corporation (a real estate investment trust), (collectively, the "Company"). Intercompany balances and transactions have been eliminated in consolidation.
In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included. The results of operations and other data presented for the six month period ended December 31, 2014 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2015.
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
The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at December 31, 2014 and June 30, 2014 and in the Consolidated Statements of Income for the three and six months ended December 31, 2014 and 2013. Actual results could differ significantly from those estimates.
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

2. Earnings Per Share ("EPS")
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

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share.

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net income	$10,046	$9,983	$20,207	$20,357
Weighted average common shares outstanding—basic	41,785	42,626	42,008	42,511
Effect of dilutive stock options outstanding	910	1,101	932	1,131
Weighted average common shares outstanding—diluted	42,695	43,727	42,940	43,642
Earnings per share-basic	$0.24	$0.23	$0.48	$0.48
Earnings per share-diluted	$0.24	$0.23	$0.47	$0.47

For the three months ended December 31, 2014 and 2013 there were 20,954 and 3,493 option shares, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for those periods. Anti-dilutive shares for the six months ended December 31, 2014 and 2013 were 19,960 and 3,724, respectively.

3. Stock Repurchase Program
On June 27, 2011, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company repurchased 5,624,506 shares, representing approximately 10% of its then outstanding shares. A second stock repurchase plan, for 10% of the outstanding shares, or 5,062,056 shares, was announced on September 14, 2011 and a third repurchase plan for 5% of the outstanding shares, or 2,278,776 shares, was announced on November 14, 2011. At December 31, 2014, a total of 12,611,006 shares were acquired under these repurchase programs at a weighted average cost of $13.22 per share. The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements, and alternative uses of capital. Repurchased shares will be held as treasury stock and will be available for general corporate purposes. The Company may conduct repurchases in accordance with a Rule 10b5-1 trading plan. At December 31, 2014, there are 350,075 shares yet to be purchased under the current plans.

4. Equity Incentive Plans
The 2007 Equity Incentive Plan (“the 2007 Equity Plan”) was approved by the Company’s stockholders on April 22, 2008, which authorized the issuance of up to 4,172,817 shares of Company common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights, and restricted stock awards. The 2011 Equity Incentive Plan (“2011 Equity Plan”) was approved by the Company’s stockholders on July 26, 2011. The 2011 Equity Plan authorized the issuance of up to 5,790,849 shares of the Company’s common stock pursuant to grants of stock options, restricted stock awards and restricted stock units, with no more than 1,654,528 of the shares issued as restricted stock awards or restricted stock units. Employees and outside directors of the Company or Oritani Bank are eligible to receive awards under the Equity Plans.
Stock options are granted at an exercise price equal to the market price of our common stock on the grant date, based on quoted market prices. Stock options generally vest over a five-year service period and expire ten years from issuance. The vesting of the options accelerate upon death or disability, retirement or a change in control and expire 90 days after termination of service, excluding disability or retirement. The Company recognizes compensation expense for all option grants over the awards’ respective requisite service periods. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Management estimated the expected life of the options using the simplified method. The Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option. The Company classified share-based compensation for employees and outside directors within “compensation, payroll taxes and fringe benefits” in the consolidated

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

statements of income to correspond with the same line item as the cash compensation paid. There were no options issued during the six months ended December 31, 2014.

Six months ended December 31, 2013
Option shares granted	36,000
Expected dividend yield	6.25%
Expected volatility	31.57%
Risk-free interest rate	1.87%
Expected option life	6.5

The following is a summary of the Company’s stock option activity and related information for its options plan as of December 31, 2014 and changes therein during the six months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2014	5,983,674	$2.57	$11.50	6.8
Exercised	(43,814)	2.39	10.80	7.0
Forfeited	(12,800)	2.67	13.58	7.7
Expired	(2,000)	2.65	14.55	8.2
Outstanding at December 31, 2014	5,925,060	$2.57	$11.50	6.3
Exercisable at December 31, 2014	4,291,358	$2.52	$11.26	5.1
The Company recorded $533,000 and $532,000 of share based compensation expense related to the options granted for the three months ended December 31, 2014 and 2013, respectively. The Company recorded $1.1 million and $1.1 million of share based compensation expense related to the options granted for the six months ended December 31, 2014 and 2013, respectively. Expected future expense related to the non-vested options outstanding at December 31, 2014 is $3.6 million over a weighted average period of 1.7 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.
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
The following is a summary of the status of the Company’s restricted stock shares as of December 31, 2014 and changes therein during the six months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2014	997,060	$12.14
Vested	(320,620)	12.01
Forfeited	(6,400)	13.58
Non-vested at December 31, 2014	670,040	$12.18
The Company recorded $962,000 and $957,000 of share based compensation expense related to the restricted stock shares for the three months ended December 31, 2014 and 2013, respectively. The Company recorded $1.9 million and $1.9 million of share based compensation expense related to the restricted stock shares for the six months ended December 31, 2014 and 2013, respectively. Expected future expense related to the non-vested restricted shares at December 31, 2014 is $6.7 million over a weighted average period of 1.8 years.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

5. Post-retirement Benefits
The Company provides several post-retirement benefit plans to directors and to certain active and retired employees. The Company has a nonqualified Directors’ Retirement Plan ("Retirement Plan"), a nonqualified Benefit Equalization Plan ("BEP Plan"), which provides benefits to employees who are disallowed certain benefits under the Company’s qualified benefit plans, and a Post Retirement Medical Plan ("Medical Plan") for directors and certain eligible employees. Net periodic benefit costs for the three and six months ended December 31, 2014 and 2013 are presented in the following tables.

	Retirement Plan		BEP Plan		Medical Plan
	Three months ended December 31,
	2014	2013	2014	2013	2014	2013
	(In thousands)
Service cost	$37	$36	$—	$—	$31	$18
Interest cost	51	54	10	12	45	48
Amortization of unrecognized:
Prior service cost	15	15	—	—	—	—
Net loss	—	—	6	5	2	—
Total	$103	$105	$16	$17	$78	$66

	Six months ended December 31,
	2014	2013	2014	2013	2014	2013
	(In thousands)
Service cost	$74	$71	$—	$—	$62	$36
Interest cost	102	109	20	22	91	96
Amortization of unrecognized:
Prior service cost	30	30	—	—	—	—
Net loss	—	—	12	11	4	—
Total	$206	$210	$32	$33	$157	$132

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

6. Loans
Net Loans are summarized as follows:

	December 31, 2014	June 30, 2014
	(In thousands)
Residential	$161,409	$138,909
Multifamily	901,612	880,638
Commercial real estate	1,548,479	1,453,164
Second mortgage and equity loans	22,155	21,692
Construction and land loans	10,691	34,951
Other loans	15,449	15,992
Total loans	2,659,795	2,545,346
Less:
Deferred loan fees, net	11,216	10,051
Allowance for loan losses	31,266	31,401
Net loans	$2,617,313	$2,503,894
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
The activity in the allowance for loan losses for the three and six months ended December 31, 2014 and 2013 is summarized as follows:

	Three months ended December 31,		Six months ended December 31,
	(In thousands)
	2014	2013	2014	2013
Balance at beginning of period	$31,569	$31,664	$31,401	$31,381
Provisions for loan losses	—	200	200	500
Recoveries of loans previously charged off	1	1	2	13
Loans charged off	(304)	(1,225)	(337)	(1,254)
Balance at end of period	$31,266	$30,640	$31,266	$30,640
The following table provides the three and six month activity in the allowance for loan losses allocated by loan category at December 31, 2014 and 2013. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

	Three months ended December 31, 2014
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,879	$5,120	$22,242	$310	$301	$77	$1,640	$31,569
Charge-offs	(304)	—	—	—	—	—	—	(304)
Recoveries	—	—	—	—	1	—	—	1
Provisions	416	3,239	(3,418)	(68)	25	(6)	(188)	—
Ending balance	$1,991	$8,359	$18,824	$242	$327	$71	$1,452	$31,266

	Six months ended December 31, 2014
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,285	$4,873	$21,005	$299	$1,108	$80	$2,751	$31,401
Charge-offs	(304)	—	(33)	—	—	—	—	(337)
Recoveries	—	—	—	—	2	—	—	2
Provisions	1,010	3,486	(2,148)	(57)	(783)	(9)	(1,299)	200
Ending balance	$1,991	$8,359	$18,824	$242	$327	$71	$1,452	$31,266

	Three months ended December 31, 2013
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$2,034	$5,470	$19,970	$368	$1,190	$387	$2,245	$31,664
Charge-offs	—	(1,225)	—	—	—	—	—	(1,225)
Recoveries	—	—	—	—	1	—	—	1
Provisions	(137)	716	(880)	(40)	(24)	(4)	569	200
Ending balance	$1,897	$4,961	$19,090	$328	$1,167	$383	$2,814	$30,640

	Six months ended December 31, 2013
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$2,224	$5,175	$19,339	$394	$1,233	$406	$2,610	$31,381
Charge-offs	(4)	(1,225)	(4)	(21)	—	—	—	(1,254)
Recoveries	—	—	11	—	2	—	—	13
Provisions	(323)	1,011	(256)	(45)	(68)	(23)	204	500
Ending balance	$1,897	$4,961	$19,090	$328	$1,167	$383	$2,814	$30,640

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at December 31, 2014 and June 30, 2014.

	At December 31, 2014
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$20	$27	$1,555	$—	$—	$—	$—	$1,602
Collectively evaluated for impairment	1,971	8,332	17,269	242	327	71	1,452	29,664
Total	$1,991	$8,359	$18,824	$242	$327	$71	$1,452	$31,266
Loans receivable:
Individually evaluated for impairment	$3,782	$2,907	$11,282	$—	$—	$—		$17,971
Collectively evaluated for impairment	157,627	898,705	1,537,197	22,155	10,691	15,449		2,641,824
Total	$161,409	$901,612	$1,548,479	$22,155	$10,691	$15,449		$2,659,795

	At June 30, 2014
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$266	$27	$1,121	$—	$—	$—	$—	$1,414
Collectively evaluated for impairment	1,019	4,846	19,884	299	1,108	80	2,751	29,987
Total	$1,285	$4,873	$21,005	$299	$1,108	$80	$2,751	$31,401
Loans receivable:
Individually evaluated for impairment	$4,702	$2,930	$11,795	$—	$—	$—		$19,427
Collectively evaluated for impairment	134,207	877,708	1,441,369	21,692	34,951	15,992		2,525,919
Total	$138,909	$880,638	$1,453,164	$21,692	$34,951	$15,992		$2,545,346

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The Company continuously monitors the credit quality of its loan portfolio. In addition to internal staff, the Company utilizes the services of a third party loan review firm to evaluate the credit quality ratings of its loan receivables. Credit quality is monitored by reviewing certain credit quality indicators. Assets classified as “Satisfactory” are deemed to possess average to superior credit quality, requiring no more than normal attention. Assets classified as “Pass/Watch” have generally acceptable asset quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such characteristics may include strained liquidity, slow pay, stale financial statements or other circumstances requiring greater attention from bank staff. We classify an asset as “Special Mention” if the asset has a potential weakness that warrants management’s close attention. Such weaknesses, if left uncorrected, may result in the deterioration of the repayment prospects of the asset. An asset is considered “Substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected. Assets classified as “Doubtful” have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Included in the Substandard caption are all loans that were past due 90 days (or more) and all impaired loans. The following table provides information about the loan credit quality at December 31, 2014 and June 30, 2014:

	Credit Quality Indicators at December 31, 2014
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$137,052	$19,281	$204	$4,872	$—	$161,409
Multifamily	867,731	24,203	758	8,920	—	901,612
Commercial real estate	1,442,955	69,689	12,727	23,108	—	1,548,479
Second mortgage and equity loans	21,946	116	—	93	—	22,155
Construction and land loans	10,349	—	—	342	—	10,691
Other loans	15,288	161	—	—	—	15,449
Total	$2,495,321	$113,450	$13,689	$37,335	$—	$2,659,795

	Credit Quality Indicators at June 30, 2014
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$132,822	$523	$214	$5,350	$—	$138,909
Multifamily	850,937	24,245	1,948	3,508	—	880,638
Commercial real estate	1,320,993	59,443	18,737	53,991	—	1,453,164
Second mortgage and equity loans	21,330	362	—	—	—	21,692
Construction and land loans	16,112	18,395	—	444	—	34,951
Other loans	15,898	87	—	7	—	15,992
Total	$2,358,092	$103,055	$20,899	$63,300	$—	$2,545,346

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following table provides information about loans past due at December 31, 2014 and June 30, 2014:

	At December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (1)
	(In thousands)
Residential	$1,360	$205	$1,072	$2,637	$158,772	$161,409	$1,279
Multifamily	—	—	3,001	3,001	898,611	901,612	3,485
Commercial real estate	3,673	—	3,717	7,390	1,541,089	1,548,479	12,334
Second mortgage and equity loans	231	—	—	231	21,924	22,155	93
Construction and land loans	—	—	342	342	10,349	10,691	342
Other loans	58	—	—	58	15,391	15,449	—
Total	$5,322	$205	$8,132	$13,659	$2,646,136	$2,659,795	$17,533

	At June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (2)
	(In thousands)
Residential	$541	$214	$2,374	$3,129	$135,780	$138,909	$5,350
Multifamily	—	—	3,007	3,007	877,631	880,638	3,508
Commercial real estate	3,525	—	3,580	7,105	1,446,059	1,453,164	8,663
Second mortgage and equity loans	362	—	—	362	21,330	21,692	—
Construction and land loans	—	—	444	444	34,507	34,951	444
Other loans	—	—	—	—	15,992	15,992	7
Total	$4,428	$214	$9,405	$14,047	$2,531,299	$2,545,346	$17,972

(1)
Included in nonaccrual loans at December 31, 2014 are residential loans totaling $207,000, commercial real estate loans totaling $1.2 million and second mortgage and equity loans totaling $93,000 that were 30-59 days past due; multifamily loans totaling $484,000 and commercial real estate loans totaling $7.4 million that were less than 30 days past due.

(2)
Included in nonaccrual loans at June 30, 2014 are residential loans totaling $17,000 and commercial real estate loans totaling $1.0 million that were 30-59 days past due; residential loans totaling $3.0 million, multifamily loans totaling $501,000, commercial real estate loans totaling $4.1 million and other loans totaling $7,000 that were less than 30 days past due.

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. At December 31, 2014 impaired loans were primarily collateral-dependent and totaled $18.0 million, of which $8.6 million had a specific allowance for credit losses of $1.6 million and $9.4 million of impaired loans had no related allowance for credit losses. At June 30, 2014 impaired loans were primarily collateral-dependent and totaled $19.4 million, of which $6.2 million had a related allowance for credit losses of $1.4 million and $13.2 million of impaired loans had no related allowance for credit losses.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following table provides information about the Company’s impaired loans at December 31, 2014 and June 30, 2014:

	Impaired Loans
	At December 31, 2014			Six months ended December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$3,592	$3,592	$—	$3,290	$72
Multifamily	2,423	2,423	—	2,425	54
Commercial real estate	3,363	3,363	—	3,380	—
	9,378	9,378	—	9,095	126
With an allowance recorded:
Residential	$170	$190	$20	$172	$3
Multifamily	457	484	27	462	—
Commercial real estate	6,364	7,919	1,555	6,682	47
	6,991	8,593	1,602	7,316	50
Total:
Residential	$3,762	$3,782	$20	$3,462	$75
Multifamily	2,880	2,907	27	2,887	54
Commercial real estate	9,727	11,282	1,555	10,062	47
	$16,369	$17,971	$1,602	$16,411	$176

	Impaired Loans
	At June 30, 2014			Year ended June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$2,887	$2,887	$—	$2,995	$465
Multifamily	2,429	2,429	—	2,442	173
Commercial real estate	7,878	7,878	—	7,993	214
	13,194	13,194	—	13,430	852
With an allowance recorded:
Residential	$1,548	$1,814	$266	$1,551	$6
Multifamily	474	501	27	422	40
Commercial real estate	2,797	3,918	1,121	2,952	76
	4,819	6,233	1,414	4,925	122
Total:
Residential	$4,435	$4,701	$266	$4,546	$471
Multifamily	2,903	2,930	27	2,864	213
Commercial real estate	10,675	11,796	1,121	10,945	290
	$18,013	$19,427	$1,414	$18,355	$974
Troubled debt restructured loans (“TDRs”) are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. The Company has selectively modified certain borrower’s loans to enable the borrower to emerge from delinquency and keep their loans current. The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

likelihood that the modification will result in the maximum recovery by the Company. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period. Management classifies all TDRs as impaired loans. Included in impaired loans at December 31, 2014 are $4.9 million of loans which are deemed TDRs. At June 30, 2014, TDRs totaled $8.0 million.
The following table presents additional information regarding the Company’s TDRs as of December 31, 2014 and June 30, 2014:

	Troubled Debt Restructurings at December 31, 2014
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$190	$190
Multifamily	—	484	484
Commercial real estate	—	4,194	4,194
Total	$—	$4,868	$4,868
Allowance	$—	$1,185	$1,185

	Troubled Debt Restructurings at June 30, 2014
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$3,080	$3,080
Multifamily	—	501	501
Commercial real estate	—	4,386	4,386
Total	$—	$7,967	$7,967
Allowance	$—	$1,168	$1,168

The following tables present information about TDRs for the periods presented:

	Three months ended December 31,
	2014			2013
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Commercial real estate	—	$—	$—	1	$968	$835
Total	—	$—	$—	1	$968	$835
There were no loan relationships modified in a troubled debt restructuring during the three months ended December 31, 2014. The loan relationship modified during the three months ended December 31, 2013 was granted a reduced rate and extended maturity.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

	Six months ended December 31,
	2014			2013
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Residential	—	$—	$—	1	$3,188	$2,888
Commercial real estate	—	—	—	1	968	835
Total	—	$—	$—	2	$4,156	$3,723
There were no loan relationships modified in a troubled debt restructuring during the six months ended December 31, 2014. The loan relationships modified during the six months ended December 31, 2013 were granted a reduced rate and extended maturity.
There have been no loans that were modified as TDR during the last twelve months that have subsequently defaulted (90 days or more past due) during the current quarter ended December 31, 2014.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

7. Investment Securities
Securities Held to Maturity
The following is a comparative summary of securities held to maturity at December 31, 2014 and June 30, 2014:

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$10,750	$—	$89	$10,661
Mortgage-backed securities:
FHLMC	1,713	141	—	1,854
FNMA	27,449	333	332	27,450
GNMA	2,123	110	—	2,233
CMO	45,632	12	173	45,471
	$87,667	$596	$594	$87,669

	June 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Mortgage-backed securities:
FHLMC	$2,315	$145	$—	$2,460
FNMA	27,896	423	564	27,755
GNMA	2,211	113	—	2,324
	$32,422	$681	$564	$32,539

The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
The Company did not sell any securities held to maturity during the three months ended December 31, 2014 and 2013. Proceeds from the sale of securities held to maturity for the six months ended December 31, 2014 were $3.4 million on securities with an amortized cost of $3.2 million, resulting in gross gains of $143,800 and no gross losses. Proceeds from the sale of securities held to maturity for the six months ended December 31, 2013 were $8.9 million on securities with an amortized cost of $8.8 million, resulting in gross gains and gross losses of $117,400 and $16,700, respectively. The held to maturity securities sold were mortgage-backed securities with 15% or less of their original purchased balances remaining. Securities with fair values of $25.6 million and $29.4 million at December 31, 2014 and June 30, 2014, respectively, were pledged as collateral for advances. The Company did not record other-than-temporary impairment charges on securities held to maturity during the three and six months ended December 31, 2014 and 2013.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Gross unrealized losses on securities held to maturity and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and June 30, 2014 were as follows:

	December 31, 2014
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
U.S. Government and federal agency obligations	$10,661	$89	$—	$—	$10,661	$89
Mortgage-backed securities:
FNMA	—	—	9,755	332	9,755	332
CMO	26,943	173	—	—	26,943	173
	$37,604	$262	$9,755	$332	$47,359	$594

	June 30, 2014
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$—	$—	$14,615	$564	$14,615	$564
	$—	$—	$14,615	$564	$14,615	$564

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

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Securities Available for Sale
The following is a comparative summary of securities available for sale at December 31, 2014 and June 30, 2014:

	December 31, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$1,208	$862	$—	$2,070
Mortgage-backed securities:
FHLMC	6,101	199	—	6,300
FNMA	60,808	1,402	22	62,188
CMO	248,513	1,262	669	249,106
	$316,630	$3,725	$691	$319,664

	June 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$4,996	$91	$—	$5,087
Equity securities	1,208	763	—	1,971
Mortgage-backed securities:
FHLMC	6,883	267	—	7,150
FNMA	67,543	1,623	71	69,095
CMO	298,868	2,511	545	300,834
	$379,498	$5,255	$616	$384,137
The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.
The Company did not sell any securities available for sale during the three months ended December 31, 2014. Proceeds from the sale of securities available for sale for the three months ended December 31, 2013 were $14.7 million on securities available for sale with an amortized cost of $14.8 million, resulting in gross gains and gross losses of $121,200 and $168,000, respectively. Proceeds from the sale of securities available for sale for the six months ended December 31, 2014 were $17.2 million on securities available for sale with an amortized cost of $17.4 million, resulting in gross gains and gross losses of $90,500 and $236,100, respectively. Proceeds from the sale of securities available for sale for the six months ended December 31, 2013 were $18.1 million on securities available for sale with an amortized cost of $18.2 million, resulting in gross gains and gross losses of $136,300 and $185,600, respectively. There were no other-than-temporary impairment charges on available for sale securities for the three and six months ended December 31, 2014 and 2013. The Equity securities caption relates to holdings of shares in financial institutions common stock. Available for sale securities with fair values of $251.6 million and $251.4 million at December 31, 2014 and June 30, 2014, respectively, were pledged as collateral for advances.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and June 30, 2014 were as follows:

	December 31, 2014
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$—	$—	$6,962	$22	$6,962	$22
CMO	75,997	395	16,337	274	92,334	669
	$75,997	$395	$23,299	$296	$99,296	$691

	June 30, 2014
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$21,516	$71	$—	$—	$21,516	$71
CMO	99,627	545	—	—	99,627	545
	$121,143	$616	$—	$—	$121,143	$616
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

8. Deposits
Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. We had brokered deposits totaling $202.2 million and $27.8 million at December 31, 2014 and June 30, 2014, respectively. Deposit balances are summarized as follows:

	December 31, 2014	June 30, 2014
	Amount	Amount
	(In thousands)
Checking accounts	$453,955	$444,239
Money market deposit accounts	494,279	427,909
Savings accounts	159,866	161,813
Time deposits	684,767	547,014
	$1,792,867	$1,580,975

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
At December 31, 2014, Oritani had entered into three interest rate swap agreements. These agreements feature an extended period of time where no cash flows are exchanged, an “Effective Date” that indicates the commencement of the exchange of cash flows, followed by a seven year period where Oritani will receive 3 month LIBOR from the counterparty and pay interest to the counterparty at a fixed rate. The first agreement has a notional amount of $50 million at a fixed rate of 2.63% with an effective date of April 11, 2016 and a maturity date of April 11, 2023. The second agreement has a notional amount of $25 million at a fixed rate of 3.56% with an effective date of January 11, 2017 and a maturity date of January 11, 2024. The third agreement has a notional amount of $25 million at a fixed rate of 3.67% with an effective date of July 11, 2017 and a maturity date of July 11, 2024. The fair value of securities pledged as collateral for the swaps at December 31, 2014 was $7.0 million and $1.5 million at June 30, 2014. The following table presents information regarding our derivative financial instruments at December 31, 2014 and June 30, 2014.

		At December 31, 2014
	Balance Sheet Line Item	Notional Amount	Fair Value
Liability derivatives
Cash flow hedge interest rate swaps-Gross unrealized loss	Other Liabilities	$100,000	$3,851

		At June 30, 2014
	Balance Sheet Line Item	Notional Amount	Fair Value
Asset derivatives
Cash flow hedge interest rate swaps-Gross unrealized gain		$50,000	$1,052
Cash flow hedge interest rate swaps-Gross unrealized loss		50,000	(953)
	Other Assets	$100,000	$99

10. Income Taxes
The Company files income tax returns in the United States federal jurisdiction and in New Jersey, Pennsylvania and New York state jurisdictions.
The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2010. Currently, the Company is not under examination by any taxing authority. The Company did not have any uncertain tax positions at December 31, 2014 and June 30, 2014. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

11. Real Estate Joint Ventures, net and Real Estate Held for Investment
The Company accounts for investments in joint ventures under the equity method. The balance reflects the cost basis of investments, plus the Company’s share of income earned on the joint venture operations, less cash distributions, including excess cash distributions, and the Company’s share of losses on joint venture operations. Cash received in excess of the Company’s recorded investment in a joint venture is recorded as unearned revenue in other liabilities. The net book value of real estate joint ventures was $6.3 million and $5.8 million at December 31, 2014 and June 30, 2014, respectively.

Real estate held for investment includes the Company’s undivided interest in real estate properties accounted for under the equity method and properties held for investment purposes. Cash received in excess of the Company’s recorded investment for an undivided interest in real estate property is recorded as unearned revenue in other liabilities. The operations of the properties held for investment purposes are reflected in the financial results of the Company and included in the Other Income caption in the Income Statement. Properties held for investment purposes are carried at cost less accumulated depreciation. The net book value of real estate held for investment was $72,000 and ($26,000) at December 31, 2014 and June 30, 2014, respectively.

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
Real Estate Owned
Assets acquired through foreclosure or deed in lieu of foreclosure are recorded at fair value less estimated selling costs when acquired, thus establishing a new cost basis. Subsequently, real estate owned is carried at the lower of cost or fair value, less estimated selling costs. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers’ market knowledge and experience, and are considered Level 3. When an asset is acquired, the excess of the loan balance over fair value, less estimated liquidation costs (5-20% discount rate), is charged to the allowance for loan losses. If the estimated fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions.
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
Assets Recorded at Fair Value on a Recurring Basis
The following tables present the recorded amount of assets measured at fair value on a recurring basis as of December 31, 2014 and June 30, 2014 by level within the fair value hierarchy. There were no transfers between levels within the fair value hierarchy during the six months ended December 31, 2014.

	Fair Value as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$2,070	$2,070	$—	$—
Mortgage-backed securities available for sale
FHLMC	6,300	—	6,300	—
FNMA	62,188	—	62,188	—
CMO	249,106	—	249,106	—
Total securities available for sale	$319,664	$2,070	$317,594	$—

Liabilities:
Interest rate swaps	$3,851	$—	$3,851	$—

	Fair Value as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Government and federal agency obligations	$5,087	$—	$5,087	$—
Equity Securities	1,971	1,971	—	—
Mortgage-backed securities available for sale
FHLMC	7,150	—	7,150	—
FNMA	69,095	—	69,095	—
CMO	300,834	—	300,834	—
Total securities available for sale	384,137	1,971	382,166	—

Interest rate swap	99	—	99	—
Total assets measured on a recurring basis	$384,236	$1,971	$382,265	$—

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Assets Recorded at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. GAAP. The adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write downs of individual assets. The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of December 31, 2014 and June 30, 2014 by level within the fair value hierarchy.

	Fair Value as of December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$170	$—	$—	$170
Multifamily	457	—	—	457
Commercial real estate	9,294	—	—	9,294
Total impaired loans	9,921	—	—	9,921
Real estate owned
Residential	1,493	—	—	1,493
Multifamily	2,100	—	—	2,100
Commercial real estate	775	—	—	775
Total real estate owned	4,368	—	—	4,368
Total assets measured on a non-recurring basis	$14,289	$—	$—	$14,289

	Fair Value as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$1,548	$—	$—	$1,548
Multifamily	474	—	—	474
Commercial real estate	5,727	—	—	5,727
Total impaired loans	7,749	—	—	7,749
Real estate owned
Multifamily	3,000	—	—	3,000
Commercial real estate	850	—	—	850
Total real estate owned	3,850	—	—	3,850
Total assets measured on a non-recurring basis	$11,599	$—	$—	$11,599

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

Estimated Fair Value of Financial Instruments
The following tables present the carrying amount, estimated fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s balance sheet at December 31, 2014 and June 30, 2014. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, and overnight borrowings.

	December 31, 2014		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Securities held to maturity	$87,667	$87,669	$—	$87,669	$—
Loans, net (1)	2,617,313	2,639,941	—	—	2,639,941
Financial liabilities:
Time deposits	684,767	691,595	—	691,595	—
Term borrowings	674,756	696,443	—	696,443	—

(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

	June 30, 2014		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Securities held to maturity	$32,422	$32,539	$—	$32,539	$—
Loans, net (1)	2,503,894	2,510,776	—	—	2,510,776
Financial assets:
Time deposits	547,013	552,579	—	552,579	—
Term borrowings	630,443	656,459	—	656,459	—

(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.
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

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

13. Other Comprehensive Income
The components of comprehensive income, both gross and net of tax, are presented for the periods below (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2014	2013	2014	2013
Gross:
Net income	$15,536	$15,600	$31,236	$31,886
Other comprehensive (loss) income
Change in unrealized holding gain (loss) on securities available for sale	333	(4,181)	(1,752)	(4,139)
Reclassification adjustment for security losses included in net income	—	47	146	49
Amortization related to post-retirement obligations	23	20	46	40
Change in unrealized (loss) gain on interest rate swaps	(3,246)	899	(3,950)	975
Total other comprehensive loss	(2,890)	(3,215)	(5,510)	(3,075)
Total comprehensive income	12,646	12,385	25,726	28,811
Tax applicable to:
Net income	5,490	5,617	11,029	11,529
Other comprehensive (loss) income
Change in unrealized holding gain (loss) on securities available for sale	142	(1,722)	(739)	(1,704)
Reclassification adjustment for security losses included in net income	—	19	62	21
Amortization related to post-retirement obligations	9	8	19	16
Change in unrealized (loss) gain on interest rate swaps	(1,373)	369	(1,671)	402
Total other comprehensive loss	(1,222)	(1,326)	(2,329)	(1,265)
Total comprehensive income	4,268	4,291	8,700	10,264
Net of tax:
Net income	10,046	9,983	20,207	20,357
Other comprehensive (loss) income
Change in unrealized holding gain (loss) on securities available for sale	191	(2,459)	(1,013)	(2,435)
Reclassification adjustment for security losses included in net income	—	28	84	28
Amortization related to post-retirement obligations	14	12	27	24
Change in unrealized (loss) gain on interest rate swaps	(1,873)	530	(2,279)	573
Total other comprehensive loss	(1,668)	(1,889)	(3,181)	(1,810)
Total comprehensive income	$8,378	$8,094	$17,026	$18,547

Oritani Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of tax, for the six months ended December 31, 2014 and 2013 (in thousands):

	Unrealized Holding Gains on Securities Available for Sale	Post Retirement Obligations	Unrealized Holding Gains on Interest Rate Swaps	Accumulated Other Comprehensive (Loss) Income, Net of Tax
Balance at June 30, 2014	$2,728	$(617)	$83	$2,194
Net change	(929)	27	(2,279)	(3,181)
Balance at December 31, 2014	$1,799	$(590)	$(2,196)	$(987)

Balance at June 30, 2013	$3,487	$(577)	$1,520	$4,430
Net change	(2,407)	24	573	(1,810)
Balance at December 31, 2013	$1,080	$(553)	$2,093	$2,620

The following table sets forth information about the amount reclassified from accumulated other comprehensive income (loss) to the consolidated statement of income and the affected line item in the statement where net income is presented (in thousands).

Accumulated Other Comprehensive Income (Loss) Component	Affected line item in the Consolidated Statement of Income	Three months ended December 31,		Six months ended December 31,
		2014	2013	2014	2013
Reclassification adjustment for security losses included in net income	Net loss on sale of securities available for sale	$—	$47	$146	$49

Amortization related to post-retirement obligations (1)
Prior service cost		15	15	30	30
Net loss (gain)		8	5	16	10
	Compensation, payroll taxes and fringe benefits	23	20	46	40

	Total before tax	23	67	192	89
	Income tax benefit	9	27	81	37
	Net of tax	14	40	111	52
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
Comparison of Financial Condition at December 31, 2014 and June 30, 2014
Total Assets.  Total assets increased $110.7 million to $3.25 billion at December 31, 2014, from $3.14 billion at June 30, 2014, an annualized growth rate of 7.1%.
Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) decreased $9.2 million to $9.7 million at December 31, 2014, from $18.9 million at June 30, 2014.

Net Loans. Loans, net increased $113.4 million to $2.62 billion at December 31, 2014, from $2.50 billion at June 30, 2014. The annualized growth rate for the period was 9.1%. Loan originations totaled $146.8 million and $340.5 million for the three and six months ended December 31, 2014. Loan originations totaled $184.4 million and $286.2 million for the three and six months ended December 31, 2013.
Delinquency and non performing asset information is provided below:

	12/31/2014	9/30/2014	6/30/2014	3/31/2014	12/31/2013
	(Dollars in thousands)
Delinquency Totals
30—59 days past due	$3,824	$4,926	$3,411	$2,755	$8,912
60—89 days past due	205	689	214	1,256	1,601
Nonaccrual	17,533	18,983	17,972	16,937	19,866
Total	$21,562	$24,598	$21,597	$20,948	$30,379
Non Performing Asset Totals
Nonaccrual loans, per above	$17,533	$18,983	$17,972	$16,937	$19,866
Real Estate Owned	4,368	3,850	3,850	3,965	4,033
Total	$21,901	$22,833	$21,822	$20,902	$23,899
Nonaccrual loans to total loans	0.66%	0.72%	0.71%	0.70%	0.82%
Delinquent loans to total loans	0.81%	0.94%	0.85%	0.86%	1.26%
Non performing assets to total assets	0.67%	0.71%	0.69%	0.70%	0.81%

Delinquent loan and non performing asset totals realized further improvement as of December 31, 2014. In addition, of the $17.5 million in loans classified as nonaccrual at December 31, 2014, $7.9 million were fully current and $1.5 million were less than 90 days past due.

At December 31, 2014, there are five nonaccrual loans with balances greater than $1.0 million. These loans are discussed below:

•
A $4.2 million loan on a self storage facility in Orange County, NY. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, a $417,000 impairment reserve was maintained against this loan as of December 31, 2014. This loan is currently paying as agreed.

•
A $2.4 million loan on a multifamily property in New York City. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, no reserve was required as of December 31, 2014. The borrower is in bankruptcy. The bankruptcy court auctioned the property and the winning bid was for $4.65 million. The Company continues to expect that all amounts due will be paid in full in conjunction with the sale. The timing of the sale is controlled by the bankruptcy court.

•
A $1.5 million loan on a retail building in Morris County, NJ. The loan is classified as impaired. A total of $163,000 was previously charged off against this loan. In accordance with the results of the impairment analysis for this loan as of December 31, 2014, no impairment reserve was necessary. The Company continues to pursue legal remedies. A sheriff’s sale is currently scheduled for the first calendar quarter of 2015.

•
A $1.4 million loan on an office building in Somerset County, NJ. The loan is classified as impaired. A total of $292,000 was previously charged off against this loan. In accordance with the results of the impairment analysis for this loan as of December 31, 2014, no impairment reserve was necessary. This loan and the loan described directly above have the same borrower. The Company continues to pursue legal remedies on this loan also. A sheriff’s sale is currently scheduled for the first calendar quarter of 2015.

•
A $1.1 million loan on a lot and auto showroom in Bergen County, NJ. The loan is classified as an impaired TDR. A modification/extension agreement was reached with the borrower during the quarter ended December 31, 2013. The loan has paid as agreed since the agreement. In accordance with the results of the impairment analysis for this loan, a $407,000 impairment reserve was maintained against this loan as of December 31, 2014.

There are nineteen other multifamily/commercial real estate loans, totaling $5.5 million, classified as nonaccrual at December 31, 2014. The largest of these loans has a balance of $952,000.
There are nine other residential loans, totaling $1.4 million, classified as nonaccrual at December 31, 2014. The largest of these loans has a balance of $385,000.
Securities Available For Sale ("AFS"). Securities AFS decreased $64.5 million to $319.7 million at December 31, 2014, from $384.1 million at June 30, 2014. The Company has been classifying the majority of new purchases as held to maturity. During the six months ended December 31, 2014, securities with an amortized cost of $17.4 million were sold, resulting in gross gains and gross losses of $90,500 and $236,100, respectively.
Securities Held To Maturity ("HTM"). Securities HTM increased $55.2 million to $87.7 million at December 31, 2014, from $32.4 million at June 30, 2014. Purchases of $62.9 million were partially offset by sales, payments, calls and maturities of $7.5 million. During the six months ended December 31, 2014, securities with an amortized cost of $3.2 million were sold, resulting in gross gains of $143,800. The securities sold had low principal balances remaining.
Bank Owned Life Insurance ("BOLI"). BOLI increased $21.2 million to $89.2 million at December 31, 2014, from $68.1 million at June 30, 2014. The increase is primarily due to additional investments of $20.0 million during the quarter.
Investments in real estate joint ventures, net and real estate held for investment. The combined balance in these two categories was $7.9 million at December 31, 2014 and $7.3 million at June 30, 2014. These balances represent the Company’s book balance of 20 separate investments in real estate and joint ventures that own income producing real estate. The Company had updated appraisals performed on the income producing real estate held by these entities. The current fair value of the Company’s percentage of the income producing real estate, based on these recent appraisals, was $65.4 million in excess of the related book value at December 31, 2014. The Company cautions that the updated appraisals were performed on the income producing real estate, and not the value of its ownership interests. The value of the Company’s ownership interests may be less than the fair value of the Company’s ownership percentage of the underlying real estate.
Real Estate Owned ("REO"). REO increased $518,000 to $4.4 million at December 31, 2014, from $3.9 million at June 30, 2014. The December 31, 2014 balance consisted of 6 properties and the balance June 30, 2014 consisted of 4 properties. The balance at December 31, 2014 was also impacted by a $900,000 valuation adjustment recognized on the Company’s largest REO property. The property is currently being marketed for sale.
Deposits. Deposits increased $211.9 million to $1.79 billion at December 31, 2014, from $1.58 billion at June 30, 2014. The annualized growth rate for the period was 26.8%. A substantial portion of the growth over the period was due to brokered deposits. Such funds increased $174.4 million over the six months ended December 31, 2014.
Borrowings. Borrowings decreased $81.5 million to $886.0 million at December 31, 2014, from $967.4 million at June 30, 2014.
Stockholders’ Equity. Stockholders’ equity decreased $18.6 million to $507.7 million at December 31, 2014, from $526.3 million at June 30, 2014. The decrease was primarily due to repurchases and dividends (including a special dividend of $0.25 per share), partially offset by net income and the proceeds from the exercise of stock options. During the six months ended December 31, 2014, 1,082,361 shares of stock were repurchased at a total cost of $16.0 million and an average cost of $14.80 per share. Based on our December 31, 2014 closing price of $15.40 per share, the Company stock was trading at 135.9% of book value.

Average Balance Sheet for the Three Months Ended December 31, 2014 and 2013
The following tables present certain information regarding Oritani Financial Corp.’s financial condition and net interest income for the three and six months ended December 31, 2014 and 2013. The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities. We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown. We derived average balances from daily balances over the periods indicated. Interest income includes fees that we consider adjustments to yields, including prepayment penalties.

	Average Balance Sheet and Yield/Rate Information For the Three Months Ended (unaudited)
	December 31, 2014			December 31, 2013
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$2,580,019	$31,041	4.81%	$2,312,350	$29,988	5.19%
Federal Home Loan Bank Stock	43,025	500	4.65%	42,233	427	4.04%
Securities available for sale	334,187	1,671	2.00%	313,582	1,531	1.95%
Securities held to maturity	87,731	450	2.05%	31,106	189	2.43%
Federal funds sold and short term investments	1,635	1	0.25%	2,045	1	0.25%
Total interest-earning assets	3,046,597	33,663	4.42%	2,701,316	32,136	4.76%
Non-interest-earning assets	181,083			150,906
Total assets	$3,227,680			$2,852,222
Interest-bearing liabilities:
Savings deposits	159,932	96	0.24%	168,095	97	0.23%
Money market	457,078	557	0.49%	408,484	480	0.47%
Checking accounts	457,185	440	0.38%	426,393	508	0.48%
Time deposits	705,787	1,750	0.99%	444,116	970	0.87%
Total deposits	1,779,982	2,843	0.64%	1,447,088	2,055	0.57%
Borrowings	863,254	5,756	2.67%	819,949	5,769	2.81%
Total interest-bearing liabilities	2,643,236	8,599	1.30%	2,267,037	7,824	1.38%
Non-interest-bearing liabilities	64,448			55,476
Total liabilities	2,707,684			2,322,513
Stockholders’ equity	519,996			529,709
Total liabilities and stockholders’ equity	$3,227,680			$2,852,222
Net interest income		$25,064			$24,312
Net interest rate spread (2)			3.12%			3.38%
Net interest-earning assets (3)	$403,361			$434,279
Net interest margin (4)			3.29%			3.60%
Average of interest-earning assets to interest-bearing liabilities			115.26%			119.16%

(1)	Average Outstanding Balance includes nonaccrual loans and interest earned includes prepayment income.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Average Balance Sheet and Yield/Rate Information For the Six Months Ended (unaudited)
	December 31, 2014			December 31, 2013
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$2,564,943	$60,768	4.74%	2,294,272	$60,049	5.23%
Federal Home Loan Bank Stock	45,998	976	4.24%	42,294	866	4.10%
Securities available for sale	348,671	3,471	1.99%	311,629	2,923	1.88%
Securities held to maturity	76,376	814	2.13%	35,791	431	2.41%
Federal funds sold and short term investments	2,354	3	0.25%	4,896	6	0.25%
Total interest-earning assets	3,038,342	66,032	4.35%	2,688,882	64,275	4.78%
Non-interest-earning assets	171,444			148,308
Total assets	$3,209,786			2,837,190
Interest-bearing liabilities:
Savings deposits	160,528	192	0.24%	168,392	196	0.23%
Money market	441,786	1,081	0.49%	414,414	977	0.47%
Checking accounts	453,757	918	0.40%	401,003	945	0.47%
Time deposits	644,428	3,266	1.01%	448,587	1,961	0.87%
Total deposits	1,700,499	5,457	0.64%	1,432,396	4,079	0.57%
Borrowings	924,323	11,561	2.50%	822,137	11,291	2.75%
Total interest-bearing liabilities	2,624,822	17,018	1.30%	2,254,533	15,370	1.36%
Non-interest-bearing liabilities	63,176			55,791
Total liabilities	2,687,998			2,310,324
Stockholders’ equity	521,788			526,866
Total liabilities and stockholders’ equity	$3,209,786			$2,837,190
Net interest income		$49,014			$48,905
Net interest rate spread (2)			3.05%			3.42%
Net interest-earning assets (3)	$413,520			$434,349
Net interest margin (4)			3.23%			3.64%
Average of interest-earning assets to interest-bearing liabilities			115.75%			119.27%

(1)	Average Outstanding Balance includes nonaccrual loans and interest earned includes prepayment income.

(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.

(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.

(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended December 31, 2014 and 2013
Net Income. Net income increased $63,000 to $10.0 million for the quarter ended December 31, 2014, from $10.0 million for the corresponding 2013 quarter. The 2014 period featured slightly higher net interest income, lower provisions for loan losses, higher other income, higher other expenses and lower income taxes, versus the corresponding 2013 period. Our annualized return on average assets was 1.24% for the three months ended December 31, 2014, and 1.40% for the three months ended December 31, 2013.
Interest Income. Total interest income increased $1.5 million to $33.7 million for the three months ended December 31, 2014 from $32.1 million for the three months ended December 31, 2013. The components of interest income for the three months ended December 31, 2014 and 2013, changed as follows:

	Three months ended December 31,				Increase / (decrease)
	2014		2013			Average
	$	Yield	$	Yield	$	Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$31,041	4.81%	$29,988	5.19%	$1,053	$267,669	(0.38)%
Dividends on FHLB stock	500	4.65%	427	4.04%	73	792	0.61%
Interest on securities AFS	1,671	2.00%	1,531	1.95%	140	20,605	0.05%
Interest on securities HTM	450	2.05%	189	2.43%	261	56,625	(0.38)%
Interest on federal funds sold and short term investments	1	0.25%	1	0.25%	—	(410)	—%
Total interest income	$33,663	4.42%	$32,136	4.76%	$1,527	$345,281	(0.34)%

The Company’s primary strategic business objective remains the organic growth of multifamily and commercial real estate loans. The average balance of the loan portfolio increased $267.7 million for the three months ended December 31, 2014 versus the comparable 2013 period. On a linked quarter basis (December 31, 2014 versus September 30, 2014), loan growth was somewhat muted due to very high prepayments. On a linked quarter basis, the period ending balance of loans grew $38.2 million, an annualized growth rate of 5.9%, and the average balance of loans grew $30.2 million, an annualized growth rate of 4.7%. The annualized growth rate for the six months ended December 31, 2014, based on period end balances, was 9.1%. Growth was achieved through originations. Loan originations totaled $193.7 million for the three months ended December 31, 2014. The yield on the loan portfolio decreased 38 basis points for the quarter ended December 31, 2014 versus the comparable 2013 period. On a linked quarter basis, the yield on the loan portfolio increased 15 basis points but this was primarily due to prepayments. Absent prepayments, the yield on the loan portfolio decreased 3 basis points over the period. These decreases continued a trend of decreased yield on loans and were primarily attributable to the impact of current market rates on new originations as well as refinancings, prepayments and repricings. Competition for multifamily and commercial real estate loan originations remains brisk and the spread has decreased versus alternative costs of funds. The market rates on new originations are below the average yield of the loan portfolio. The vast majority of our multifamily and commercial real estate loan originations reprice in five years or less. This discipline offers greater interest rate risk protection but provides lower yields than loans with longer fixed rate terms. The pace of the decrease in yield subsided during the quarter ended December 31, 2014. The recent further decrease in market rates of interest may cause this abatement to be a temporary situation. Prepayment penalties significantly impacted both periods but were higher in the 2014 period. Prepayment penalties totaled $2.2 million in the 2014 period versus $1.9 million in the 2013 period. Prepayment penalties boosted annualized loan yield by 33 basis points in both the 2014 and 2013 periods. The Company has increased its level of investments since the 2013 period. The combined average balances of the securities portfolios (available for sale and held to maturity) increased $77.2 million for the three months ended December 31, 2014, versus the comparable 2013 period, and the yield increased 1 basis point over that same period.

Interest Expense. Total interest expense increased $775,000 to $8.6 million for the three months ended December 31, 2014 from $7.8 million for the three months ended December 31, 2013. The components of interest expense for the three months ended December 31, 2014 and 2013, changed as follows:

	Three months ended December 31,				Increase / (decrease)
	2014		2013			Average
	$	Cost	$	Cost	$	Balance	Cost
	(Dollars in thousands)
Savings deposits	$96	0.24%	$97	0.23%	$(1)	$8,174	0.01%
Money market	557	0.49%	480	0.47%	77	48,594	0.02%
Checking accounts	440	0.38%	508	0.48%	(68)	30,792	(0.10)%
Time deposits	1,750	0.99%	970	0.87%	780	245,334	0.12%
Total deposits	2,843	0.64%	2,055	0.57%	788	332,894	0.07%
Borrowings	5,756	2.67%	5,769	2.81%	(13)	43,305	(0.14)%
Total interest expense	$8,599	1.30%	$7,824	1.38%	$775	$376,199	(0.08)%

Strong deposit growth remains a strategic objective of the Company. As detailed above, the average balance of deposits increased significantly for the quarter ended December 31, 2014 versus the comparable 2013 period. The average balance of deposits increased $159.0 million when measured versus the quarter ended September 30, 2014, and $231.6 million when measured versus the quarter ended June 30, 2014. The most significant increases have been in time deposits. The Company has implemented a strategy whereby premium deposit rates are paid on certain time deposits if the customer has a core account relationship with the Company. This strategy has also allowed the Company to extend the duration of certain time deposit accounts. The overall cost of deposits increased 7 basis points for the quarter ended December 31, 2014 versus the comparable 2013 period. The increase was largely due to the time deposit program. On a linked quarter basis, the cost of deposits decreased one basis point. A component of the growth in fiscal 2015 has been brokered deposits. The period end balance of such funds at December 31, 2014 was $202.2 million, which represented increases of $118.6 million, $174.4 million and $179.3 million versus the period end balances at September 30, 2014, June 30, 2014 and December 31, 2013, respectively.

As detailed in table above, the average balance of borrowings increased $43.3 million for the three months ended December 31, 2014 versus the comparable 2013 period, while the cost decreased 14 basis points. The increased level of borrowing was necessary as asset growth exceeded deposits growth during the period. On a linked quarter basis, the average balance of borrowings decreased $122.1 million. The significant increase in deposits allowed the Company to pay down borrowings.

Net Interest Income Before Provision for Loan Losses. Net interest income increased by $752,000 to $25.1 million for the three months ended December 31, 2014, from $24.3 million for the three months ended December 31, 2013. The Company’s net interest income, spread and margin over the period are detailed in the chart below.

	Including Prepayment Penalties			Excluding Prepayment Penalties
	Net Interest			Net Interest
For the Three Months Ended	Income Before			Income Before
	Provision	Spread	Margin	Provision	Spread	Margin
	(Dollars in thousands)
December 31, 2014	$25,064	3.12%	3.29%	$22,894	2.83%	3.01%
September 30, 2014	23,950	2.98%	3.16%	23,003	2.86%	3.04%
June 30, 2014	23,756	3.08%	3.27%	22,871	2.96%	3.15%
March 31, 2014	24,462	3.28%	3.48%	23,258	3.11%	3.31%
December 31, 2013	24,312	3.38%	3.60%	22,418	3.10%	3.32%

The Company’s spread and margin have been significantly impacted by prepayment penalties. Due to this situation, the chart above details results with and without the impact of prepayment penalties. While prepayment penalty income is expected to continue, significant fluctuations in the level of prepayment income are also expected. The spread and margin increased over the quarter ended December 31, 2014 (versus the preceding quarter). The increase was primarily due to an increase in prepayment penalty income. The Company feels the chart above that excludes prepayment penalties provides a truer representation of what is occurring in the portfolio. Excluding prepayment penalties, the spread and margin experienced compression (versus the preceding quarter) however, the rate of compression abated. The Company’s spread and margin remain under pressure due to several factors, including: the recent flattening in the treasury yield curve; rates on new loan originations and investment purchases; modifications of loans within the existing loan portfolio; prepayments of higher yielding loans and investments; limited ability to reduce deposit and borrowing costs and promotional interest costs to attract new deposit customers. The rates on new loan originations are being impacted by increased competition. The spread on new loan rates versus external sources of funds have decreased over the past year. In addition, the Company typically originates loans that have a reset period of five years or less. Such loans generally bear a lower rate of interest versus loans with a longer reset period.

The Company’s net interest income and net interest rate spread were both negatively impacted in all periods due to the reversal of accrued interest income on loans delinquent more than 90 days. The total of such income reversed was $256,000 and $55,000 for the three months ended December 31, 2014 and 2013, respectively.

Provision for Loan Losses. The Company recorded no provision for loan losses for the three months ended December 31, 2014 as compared to $200,000 for the three months ended December 31, 2013. A rollforward of the allowance for loan losses for the three months ended December 31, 2014 and 2013 is presented below:

	Three months ended December 31,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$31,569	$31,664
Provisions charged to operations	—	200
Recoveries of loans previously charged off	1	1
Loans charged off	304	1,225
Balance at end of period	$31,266	$30,640
Allowance for loan losses to total loans	1.18%	1.27%
Net charge-offs (annualized) to average loans outstanding	0.05%	0.21%

Delinquency and nonaccrual trends, changes in loan risk ratings, loan growth, charge-offs and economic and business conditions continue to have a meaningful impact on the level of provision for loan losses. In addition, improvements in general economic and business conditions have impacted the level of provisioning by decreasing the necessary level of general allowances. See additional information regarding the allowance for loan losses in Note 6 of the financial statements and “Comparison of Financial Condition at December 31, 2014 and June 30, 2014-Net Loans.”
Other Income. Other income increased $217,000 to $1.8 million for the three months ended December 31, 2014, from $1.6 million for the three months ended December 31, 2013.  The increase is primarily due to a $329,000 increase on income from investments in joint ventures. As discussed in prior filings, issues related to flooding at one commercial property had decreased occupancy and income. This situation impacted the December 2013 results. These issues have been resolved as a new grocery anchor tenant is currently in place and fully operational. Income from bank-owned life insurance increased $171,000 to $680,000 for the three months ended December 31, 2014, from $509,000 for the three months ended December 31, 2013.  The increase is primarily due to income earned on additional purchases of bank-owned life insurance. Net gain on sale of assets was a loss of $10,000 for the three months ended December 31, 2014, versus a gain of $207,000 for the three months ended December 31, 2013.  The activity in this caption in both periods was primarily due to sales of REO properties.
Other Expenses. Other expenses increased $1.2 million to $11.3 million for the three months ended December 31, 2014, from $10.1 million for the three months ended December 31, 2013. The increase was primarily due to real estate owned operations, which increased $968,000 to $990,000 for the three months ended December 31, 2014, from $22,000 for the three months ended December 31, 2013. See additional information regarding real estate owned operations in “Comparison of Financial Condition at December 31, 2014 and June 30, 2014-Real Estate Owned.” The overall increase in Other Expenses was also partially due to compensation, payroll taxes and fringe benefits, which increased $253,000 to $7.7 million for the three months ended December 31, 2014, from $7.5 million for the three months ended December 31, 2013.  The increase was primarily due increases in direct compensation, due to additional staffing and salary adjustments, and an increase in ESOP expense.
Income Tax Expense. Income tax expense for the three months ended December 31, 2014 was $5.5 million on pre-tax income of $15.5 million, resulting in an effective tax rate of 35.3%.  Income tax expense for the three months ended December 31, 2013 was $5.6 million on pre-tax income of $15.6 million, resulting in an effective tax rate of 36.0%.  The slightly reduced rate in 2014 is primarily due to the furtherance of various tax planning strategies.

Comparison of Operating Results for the Six Months Ended December 31, 2014 and 2013
Net Income. Net income decreased $150,000 to $20.2 million for the six months ended December 31, 2014, from $20.4 million for the corresponding 2013 period. The 2014 period featured slightly higher net interest income, lower provisions for loan losses, higher other income, higher other expenses and lower income taxes, versus the corresponding 2013 period. Our annualized return on average assets was 1.26% for the six months ended December 31, 2014, and 1.44% for the six months ended December 31, 2013.
Interest Income. Total interest income increased $1.8 million to $66.0 million for the six months ended December 31, 2014, from $64.3 million for the six months ended December 31, 2013. The components of interest income for the six months ended December 31, 2014 and 2013, changed as follows:

	Six months ended December 31,				Increase / (decrease)
	2014		2013			Average
	$	Yield	$	Yield	$	Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$60,768	4.74%	$60,049	5.23%	$719	$270,671	(0.49)%
Dividends on FHLB stock	976	4.24%	866	4.10%	110	3,704	0.14%
Interest on securities AFS	3,471	1.99%	2,923	1.88%	548	37,042	0.11%
Interest on securities HTM	814	2.13%	431	2.41%	383	40,585	(0.28)%
Interest on federal funds sold and short term investments	3	0.25%	6	0.25%	(3)	(2,542)	—%
Total interest income	$66,032	4.35%	$64,275	4.78%	$1,757	$349,460	(0.43)%

The explanations provided in “Comparison of Operating Results for the Three Months Ended December 31, 2014 and 2013, Interest Income” regarding changes for the three month period comparison are also applicable to the six month period comparison. Loan originations for the six months ended December 31, 2014 totaled $340.5 million. Prepayment penalties totaled $3.1 million in the 2014 period versus $3.7 million in the 2013 period, and boosted annualized loan yield by 24 basis points in the 2014 period versus 32 basis points in the 2013 period.

Interest Expense. Total interest expense increased $1.6 million, to $17.0 million for the six months ended December 31, 2014, from $15.4 million for the six months ended December 31, 2013. The components of interest expense for the six months ended December 31, 2014 and 2013, changed as follows:

	Six months ended December 31,				Increase / (decrease)
	2014		2013			Average
	$	Cost	$	Cost	$	Balance	Cost
	(Dollars in thousands)
Savings deposits	$192	0.24%	$196	0.23%	$(4)	$(7,864)	0.01%
Money market	1,081	0.49%	977	0.47%	104	27,372	0.02%
Checking accounts	918	0.40%	945	0.47%	(27)	52,754	(0.07)%
Time deposits	3,266	1.01%	1,961	0.87%	1,305	195,840	0.14%
Total deposits	5,457	0.64%	4,079	0.57%	1,378	248,594	0.07%
Borrowings	11,561	2.50%	11,291	2.75%	270	102,186	(0.25)%
Total interest expense	$17,018	1.30%	$15,370	1.36%	$1,648	$350,780	(0.06)%

The explanations provided in “Comparison of Operating Results for the Three Months Ended December 31, 2014 and 2013, Interest Expense” regarding changes for the three month period comparison are also applicable to the six month period comparison.

Net Interest Income Before Provision for Loan Losses. Net interest income increased by $109,000 to $49.0 million for the six months ended December 31, 2014, from $48.9 million for the six months ended December 31, 2013. The Company’s net interest rate spread and margin decreased to 3.05% and 3.23% for the six months ended December 31, 2014, from 3.42% and 3.64% for the six months ended December 31, 2013, respectively. The factors described in “Comparison of Operating Results for the Three Months Ended December 31, 2014 and 2013, Net Interest Income Before Provision for Loan Losses” also impacted the six month periods. The Company’s net interest income and net interest rate spread were negatively impacted in both periods due to the reversal of accrued interest income on loans delinquent more than 90 days. The Company’s net interest income was reduced $505,000 and $358,000 for the six months ended December 31, 2014 and 2013, respectively, due to the impact of nonaccrual loans.
Provision for Loan Losses. The Company recorded provisions for loan losses of $200,000 for the six months ended December 31, 2014 as compared to $500,000 for the six months ended December 31, 2013. A rollforward of the allowance for loan losses for the six months ended December 31, 2014 and 2013 is presented below:

	Six months ended December 31,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$31,401	$31,381
Provisions charged to operations	200	500
Recoveries of loans previously charged off	2	13
Loans charged off	337	1,254
Balance at end of period	$31,266	$30,640
Allowance for loan losses to total loans	1.18%	1.27%
Net charge-offs (annualized) to average loans outstanding	0.03%	0.11%
See discussion of the allowance for loan losses in “Comparison of Financial Condition at December 31, 2014 and June 30, 2014” and footnote 6 of the financial statements.
Other Income. Other income increased $661,000 to $3.8 million for the six months ended December 31, 2014 from $3.1 million for the six months ended December 31, 2013. Net income from investments in real estate joint ventures increased by $887,000 to $1.3 million for the six months ended December 31, 2014, from $448,000 for the six months ended December 31, 2013. The six month period was also impacted by the issue described in “Comparison of Operating Results for the Three Months Ended December 31, 2014 and 2013, Other Income” regarding the commercial property that incurred flood damage.
Other Expenses. Other expenses increased $1.7 million to $21.4 million for the six months ended December 31, 2014, from $19.6 million for the six months ended December 31, 2013. The explanations provided in “Comparison of Operating Results for the Three Months Ended December 31, 2014 and 2013, Other Expenses” regarding changes for the three month period comparison are also applicable to the six month period comparison, though to a slightly larger extent.
Income Tax Expense. Income tax expense for the six months ended December 31, 2014, was $11.0 million, due to pre-tax income of $31.2 million, resulting in an effective tax rate of 35.3%. For the six months ended December 31, 2013, income tax expense was $11.5 million, due to pre-tax income of $31.9 million, resulting in an effective tax rate of 36.2%. The slightly reduced rate in 2014 is primarily due to the furtherance of various tax planning strategies.

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
At December 31, 2014 and June 30, 2014, the Company had $211.2 million and $82.0 million in overnight borrowings from the FHLB, respectively. In addition, the Company had additional short term borrowings of $255.0 million at June 30, 2014. There were no short term borrowings at December 31, 2014. The Company had total borrowings of $886.0 million at December 31, 2014 and $967.4 million at June 30, 2014. The Company’s total borrowings at December 31, 2014 include $674.8 million in longer term borrowings with the FHLB. In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans. At December 31, 2014, outstanding commitments to originate loans totaled $93.9 million and outstanding commitments to extend credit totaled $24.7 million. The Company expects to have sufficient funds available to meet current commitments in the normal course of business.
Time deposits scheduled to mature in one year or less totaled $437.5 million at December 31, 2014. Based upon historical experience, management estimates that a large portion of such deposits will remain with the Company. The portion that remains will be significantly impacted by the renewal rates offered by the Company.
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
As of December 31, 2014 and June 30, 2014, the Company and Bank exceeded all regulatory capital requirements as follows:

	December 31, 2014
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital (to risk-weighted assets)	$537,771	19.0%	$226,188	8.0%
Tier I capital (to risk-weighted assets)	506,505	17.9	113,094	4.0
Tier I capital (to average assets)	506,505	15.7	129,107	4.0

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Total capital (to risk-weighted assets)	$471,457	16.9%	$223,223	8.0%
Tier I capital (to risk-weighted assets)	440,421	15.8	111,612	4.0
Tier I capital (to average assets)	440,421	13.7	128,508	4.0

	June 30, 2014
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital (to risk-weighted assets)	$555,499	20.19%	$220,090	8.0%
Tier I capital (to risk-weighted assets)	524,098	19.05	110,045	4.0
Tier I capital (to average assets)	524,098	17.11	122,504	4.0

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Total capital (to risk-weighted assets)	$476,614	17.54%	$217,408	8.0%
Tier I capital (to risk-weighted assets)	445,403	16.39	108,704	4.0
Tier I capital (to average assets)	445,403	14.34	124,250	4.0
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
We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

(i)	originating multifamily and commercial real estate loans that generally tend to have shorter interest duration and generally have interest rates that reset primarily at five years (see chart below);

(ii)	investing in shorter duration securities and mortgage-backed securities;

(iii)	obtaining general financing through FHLB advances with a fixed long term: and

(iv)	utilizing interest rate swaps or other derivative instruments.

Loan Originations by Reprice/Maturity Date
Six Months Ended December 31, 2014
(dollars in thousands)
		% of total
Repricing or Maturing Within:	Amount	Originations
1 Year or less	$ 12,404	3.64%
1 - 3 years	100,427	29.50%
3 - 5 years	156,173	45.87%
5 - 7 years	51,429	15.11%
Greater than 7 years	20,030	5.88%
Total Originations	$ 340,463	100.00%

For the six months ended December 31, 2014, 79.0% of total originations matured or repriced in 5 years or less.
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
The table below sets forth, as of December 31, 2014, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
				NPV Ratio (4)	Increase (Decrease) basis points
		Amount	Percent
(Dollars in thousands)
+200	$478,719	$(63,643)	(11.7)%	15.2%	(124)
+100	514,432	(27,930)	(5.2)	16.0	(50)
—	542,362	—	—	16.5	—
(100)	595,111	52,749	9.7	17.6	114

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.

(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.

(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(4)	NPV Ratio represents NPV divided by the present value of assets.
The table above indicates that at December 31, 2014, in the event of a 100 basis point decrease in interest rates, we would experience an 9.7% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 11.7% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.
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

(c)
Repurchase of Our Equity Securities. The following table shows the Company's repurchases of its common stock for each calendar month in the quarter ended December 31, 2014 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
October 31, 2014	—		—	750,358
November 30, 2014	372,039	14.56	372,039	378,319
December 31, 2014	28,244	14.58	28,244	350,075
	400,283	$14.56	400,283

As of February 9, 2015, the Company has repurchased, under the repurchase plans approved since the second step transaction, 12,926,621 shares of its stock at an average price of $13.24 per share.

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

ORITANI FINANCIAL CORP.

Date:	February 9, 2015	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date:	February 9, 2015	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer