Form 10-Q
period 2015-03-31
Oritani Financial Corp
filed 2015-05-08
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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
(Registrant's telephone number)

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

    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    YES  ☐    NO  ☒

As of May 8, 2015, there were 56,245,065 shares of the Registrant's common stock, par value $0.01 per share, issued and 44,002,239 shares outstanding.

Oritani Financial Corp.
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements

Oritani Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2015	June 30, 2014
	(unaudited)	(audited)
Assets
Cash on hand and in banks	$12,328	$17,490
Federal funds sold and short term investments	363	1,441
Cash and cash equivalents	12,691	18,931
Loans, net	2,714,352	2,503,894
Securities available for sale, at fair value	281,088	384,137
Securities held to maturity, fair value of $86,012 and $32,539, respectively.	85,261	32,422
Bank Owned Life Insurance (at cash surrender value)	89,923	68,054
Federal Home Loan Bank of New York stock ("FHLB"), at cost	39,029	49,046
Accrued interest receivable	9,339	10,214
Investments in real estate joint ventures, net	6,730	6,391
Real estate held for investment	969	917
Real estate owned	5,594	3,850
Office properties and equipment, net	14,267	14,675
Deferred tax assets, net	39,250	34,705
Other assets	8,149	12,964
Total Assets	$3,306,642	$3,140,200
Liabilities
Deposits	$1,950,429	$1,580,975
Borrowings	774,494	967,443
Advance payments by borrowers for taxes and insurance	20,874	16,105
Other liabilities	54,110	49,385
Total Liabilities	2,799,907	2,613,908
Stockholders' Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 44,043,839 shares outstanding at March 31, 2015 and 45,499,332 shares outstanding at June 30, 2014.	562	562
Additional paid-in capital	506,518	504,434
Unallocated common stock held by the employee stock ownership plan	(23,133)	(24,331)
Restricted Stock Awards	(8,112)	(12,086)
Treasury stock, at cost; 12,201,226 shares at March 31, 2015 and 10,745,733 shares at June 30, 2014.	(161,880)	(140,451)
Retained income	194,668	195,970
Accumulated other comprehensive (loss) income, net of tax	(1,888)	2,194
Total Stockholders' Equity	506,735	526,292
Total Liabilities and Stockholders' Equity	$3,306,642	$3,140,200

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
	(unaudited)
Interest income:
Interest on mortgage loans	$30,772	$29,770	$91,540	$89,819
Interest on securities available for sale	1,509	1,728	4,980	4,651
Interest on securities held to maturity	451	190	1,265	621
Dividends on FHLB stock	499	504	1,475	1,370
Interest on federal funds sold and short term investments	2	2	5	8
Total interest income	33,233	32,194	99,265	96,469
Interest expense:
Deposits	3,029	2,140	8,486	6,219
Borrowings	6,389	5,592	17,950	16,883
Total interest expense	9,418	7,732	26,436	23,102
Net interest income before provision for loan losses	23,815	24,462	72,829	73,367
Provision for loan losses	—	200	200	700
Net interest income after provision for loan losses	23,815	24,262	72,629	72,667
Other income:
Service charges	219	241	682	870
Real estate operations, net	273	241	941	919
Income from investments in real estate joint ventures	120	53	1,455	501
Bank-owned life insurance	677	500	1,869	1,509
Net gain on sale of assets	2,001	—	1,991	163
Net gain on sale of securities	770	—	768	51
Other income	69	67	211	216
Total other income	4,129	1,102	7,917	4,229
Other expenses:
Compensation, payroll taxes and fringe benefits	7,318	6,935	22,272	21,487
Advertising	100	91	295	271
Office occupancy and equipment expense	889	920	2,310	2,371
Data processing service fees	485	463	1,420	1,336
Federal insurance premiums	397	330	1,175	975
Net expense from real estate operations	358	145	1,487	90
Other expenses	1,213	949	3,167	2,949
Total operating expenses	10,760	9,833	32,126	29,479
Income before income tax expense	17,184	15,531	48,420	47,417
Income tax expense	6,227	4,792	17,256	16,321
Net income	$10,957	$10,739	$31,164	$31,096
Earnings per basic common share	$0.26	$0.25	$0.75	$0.73
Earnings per diluted common share	$0.26	$0.25	$0.73	$0.71

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
	(unaudited)
Net income	$10,957	$10,739	$31,164	$31,096
Other comprehensive (loss) income, net of tax:
Change in unrealized holding gain (loss) on securities available for sale	956	1,271	(57)	(1,166)
Reclassification adjustment for security (gains) losses included in net income	(496)	—	(412)	28
Amortization related to post-retirement obligations	14	9	40	35
Change in unrealized loss on interest rate swaps	(1,375)	(705)	(3,653)	(132)
Total other comprehensive (loss) income	(901)	575	(4,082)	(1,235)
Total comprehensive income	$10,056	$11,314	$27,082	$29,861

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Nine months ended March 31, 2015 and 2014 (unaudited)
(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Unallocated common stock held by ESOP	Retained income	Accumulated other comprehensive income (loss), net of tax	Total stockholders' equity
Balance at June 30, 2013	45,391,031	$562	$499,961	$(15,730)	$(141,142)	$(25,887)	$196,516	$4,430	$518,710
Net income	—	—	—	—	—	—	31,096	—	31,096
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,235)	(1,235)
Cash dividends declared	—	—	—	—	—	—	(32,954)	—	(32,954)
Purchase of treasury stock	(99,401)	—	—	—	(1,586)	—	—	—	(1,586)
Issuance of restricted stock awards	18,000	—	—	(234)	234	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	4,528	—	—	—	—	—	4,528
ESOP shares allocated or committed to be released	—	—	1,123	—	—	1,231	—	—	2,354
Exercise of stock options	438,486	—	—	—	5,709	—	(1,097)	—	4,612
Vesting of restricted stock awards	—	—	(3,857)	3,878	—	—	(21)	—	—
Forfeiture of restricted stock awards	(10,800)	—	—	130	(130)	—	—	—	—
Tax benefit from stock-based compensation	—	—	642	—	—	—	—	—	642
Balance at March 31, 2014	45,737,316	$562	$502,397	$(11,956)	$(136,915)	$(24,656)	$193,540	$3,195	$526,167

Balance at June 30, 2014	45,499,332	$562	$504,434	$(12,086)	$(140,451)	$(24,331)	$195,970	$2,194	$526,292
Net income	—	—	—	—	—	—	31,164	—	31,164
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(4,082)	(4,082)
Cash dividends declared	—	—	—	—	—	—	(32,307)	—	(32,307)
Purchase of treasury stock	(1,507,803)	—	—	—	(22,123)	—	—	—	(22,123)
Compensation cost for stock options and restricted stock	—	—	4,539	—	—	—	—	—	4,539
ESOP shares allocated or committed to be released	—	—	919	—	—	1,198	—	—	2,117
Exercise of stock options	58,710	—	—	—	775	—	(123)	—	652
Vesting of restricted stock awards	—	—	(3,857)	3,893	—	—	(36)	—	—
Forfeiture of restricted stock awards	(6,400)	—	—	81	(81)	—	—	—	—
Tax benefit from stock-based compensation	—	—	483	—	—	—	—	—	483
Balance at March 31, 2015	44,043,839	$562	$506,518	$(8,112)	$(161,880)	$(23,133)	$194,668	$(1,888)	$506,735

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended March 31,
	2015	2014
	(unaudited)
Cash flows from operating activities:
Net income	$31,164	$31,096
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	6,656	6,882
Depreciation of premises and equipment	712	717
Net amortization and accretion of premiums and discounts on securities	953	934
Provision for loan losses	200	700
Amortization and accretion of deferred loan fees, net	(2,713)	(2,345)
Increase in deferred taxes	(1,588)	(1,864)
Loss on loans available for sale	—	58
Gain on sale of investment securities	(768)	(51)
Loss (gain) on sale of real estate owned	9	(221)
Writedown of real estate owned	1,130	81
Proceeds from sale of real estate owned	66	1,191
Gain on sale of real estate joint ventures	(2,000)	-
Increase in cash surrender value of bank owned life insurance	(1,869)	(1,509)
Decrease in accrued interest receivable	875	581
(Increase) decrease in other assets	(1,495)	8,882
Decrease in other liabilities	4,784	3,113
Net cash provided by operating activities	36,116	48,245
Cash flows from investing activities:
Net increase in loans receivable	(210,894)	(114,609)
Purchase of securities available for sale	—	(156,670)
Purchase of securities held to maturity	(62,850)	(1,658)
Proceeds from payments, calls and maturities of securities available for sale	64,231	72,304
Proceeds from payments, calls and maturities of securities held to maturity	6,631	2,909
Proceeds from sales of securities available for sale	37,912	18,129
Proceeds from sales of securities held to maturity	3,375	8,938
Purchase of Bank Owned Life Insurance	(20,000)	(6,040)
Net decrease (increase) in Federal Home Loan Bank of New York stock	10,017	(2,346)
Net decrease (increase) in real estate held for investment	(98)	26
Proceeds from sales of real estate joint ventures	1,875	-
Net increase in real estate joint ventures	(227)	(636)
Purchase of fixed assets	(307)	(349)
Net cash used in investing activities	(170,335)	(180,002)
Cash flows from financing activities:
Net increase in deposits	369,454	110,964
Purchase of treasury stock	(22,123)	(1,586)
Dividends paid to shareholders	(32,307)	(32,954)
Exercise of stock options	652	4,612
Increase (decrease) in advance payments by borrowers for taxes and insurance	4,769	386
Proceeds from borrowed funds	100,801	182,970
Repayment of borrowed funds	(293,750)	(130,750)
Tax benefit from stock based compensation	483	642
Net cash provided by financing activities	127,979	134,284
Net (decrease) increase in cash and cash equivalents	(6,240)	2,527
Cash and cash equivalents at beginning of period	18,931	12,065
Cash and cash equivalents at end of period	$12,691	$14,592
Supplemental cash flow information:
Cash paid during the period for:
Interest	$26,665	$23,075
Income taxes	$13,908	$9,321
Noncash transfer
Loans receivable transferred to real estate owned	$2,949	$3,350

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and subsidiaries
Notes to Consolidated Financial Statements

1. Basis of Presentation

The consolidated financial statements are composed of the accounts of Oritani Financial Corp., its wholly owned subsidiaries, Oritani Bank ("the Bank"); Hampshire Financial, LLC, and Oritani, LLC, and the wholly owned subsidiaries of Oritani Bank; Oritani Finance Company, Ormon LLC ("Ormon"), and Oritani Investment Corp., as well as its wholly owned subsidiary, Oritani Asset Corporation (a real estate investment trust), (collectively, the "Company").  Intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included.  The results of operations and other data presented for the nine month period ended March 31, 2015 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2015.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for the preparation of the Form 10-Q.  The consolidated financial statements presented should be read in conjunction with the Company's audited consolidated financial statements and notes to consolidated financial statements included in the Company's  June 30, 2014 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 15, 2014.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at March 31, 2015 and June 30, 2015 and in the Consolidated Statements of Income for the three and nine months ended March 31, 2015 and 2014.  Actual results could differ significantly from those estimates.

A material estimate that is particularly susceptible to significant changes relates to the determination of the allowance for loan losses. The allowance for loan losses represents management's best estimate of losses known and inherent in the portfolio that are both probable and reasonable to estimate. While management uses the most current information available to estimate losses on loans, actual losses are dependent on future events and, as such, increases in the allowance for loan losses may be necessary.

In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

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

The following is a summary of the Company's earnings per share calculations and reconciliation of basic to diluted earnings per share.

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income	$10,957	$10,739	$31,164	$31,096
Weighted average common shares outstanding—basic	41,391	42,729	41,806	42,583
Effect of dilutive stock options outstanding	922	1,033	932	1,112
Weighted average common shares outstanding—diluted	42,313	43,762	42,738	43,695
Earnings per share-basic	$0.26	$0.25	$0.75	$0.73
Earnings per share-diluted	$0.26	$0.25	$0.73	$0.71

For the three months ended March 31, 2015 and 2014 there were 19,880 and 11,369 option shares, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for those periods.  Anti-dilutive shares for the nine months ended March 31, 2015 and 2014 were  20,111  and 5,558, respectively.

3. Stock Repurchase Program

On March 4, 2015, the Board of Directors of the Company authorized a fourth stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5 % of the outstanding shares, or 2,205,451 shares.   At  March 31, 2015, a total of  13,036,448  shares were acquired under repurchase programs at a weighted average cost of  $13.25 per share.  The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company's liquidity and capital requirements, and alternative uses of capital.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes.  The Company may conduct repurchases in accordance with a Rule 10b5-1 trading plan.  At March 31, 2015, there are 2,130,084 shares yet to be purchased under the current plans.

4. Equity Incentive Plans

The 2007 Equity Incentive Plan ("the 2007 Equity Plan") was approved by the Company's stockholders on April 22, 2008, which authorized the issuance of up to 4,172,817 shares of Company common stock pursuant to grants of incentive and non-statutory stock options, stock appreciation rights, and restricted stock awards.  The 2011 Equity Incentive Plan ("2011 Equity Plan") was approved by the Company's stockholders on July 26, 2011.  The 2011 Equity Plan authorized the issuance of up to 5,790,849 shares of the Company's common stock pursuant to grants of stock options, restricted stock awards and restricted stock units, with no more than 1,654,528 of the shares issued as restricted stock awards or restricted stock units.  Employees and outside directors of the Company or Oritani Bank are eligible to receive awards under the Equity Plans.

Stock options are granted at an exercise price equal to the market price of our common stock on the grant date, based on quoted market prices. Stock options generally vest over a five-year service period and expire ten years from issuance.  The vesting of the options accelerate upon death or disability, retirement or a change in control and expire 90 days after termination of service, excluding disability or retirement.  The Company recognizes compensation expense for all option grants over the awards' respective requisite service periods.  Management estimated the fair values of all option grants using the Black-Scholes option-pricing model.   Management estimated the expected life of the options using the simplified method.  The Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option.  The Company classified share-based compensation for employees and outside directors within "compensation, payroll taxes and fringe benefits" in the consolidated statements of income to correspond with the same line item as the cash compensation paid.

There were no options issued during the nine months ended March 31, 2015.  The fair value of the options issued during the nine months ended March 31, 2014 was estimated using the Black-Scholes options-pricing model with the following assumptions:

Nine months ended March 31, 2014
Option shares granted	36,000
Expected dividend yield	6.25%
Expected volatility	31.57%
Risk-free interest rate	1.87%
Expected option life	6.50

The following is a summary of the Company's stock option activity and related information as of March 31, 2015 and changes therein during the nine months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2014	5,983,674	$2.57	$11.50	6.8
Exercised	(58,710)	2.47	11.09	7.0
Forfeited	(12,800)	2.67	13.58	7.7
Expired	(2,000)	2.65	14.55	8.2
Outstanding at March 31, 2015	5,910,164	$2.57	$11.50	6.1
Exercisable at March 31, 2015	4,276,462	$2.52	$11.26	4.9

The Company recorded $536,000 and $536,000 of share based compensation expense related to the options granted for the three months ended March 31, 2015 and 2014, respectively.  The Company recorded $1.6 million and $1.6 million of share based compensation expense related to the options granted for the nine months ended March 31, 2015 and 2014, respectively.  Expected future expense related to the non-vested options outstanding at March 31, 2015 is $3.0 million over a weighted average period of 1.4 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

Restricted stock shares vest over a five-year service period on the anniversary date of the grant. Vesting of the restricted stock shares accelerate upon death or disability, retirement or a change in control. The product of the number of shares granted and the grant date market price of the Company's common stock determines the fair value of restricted shares under the Company's restricted stock plan. The Company recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period.

The following is a summary of the status of the Company's restricted stock shares as of March 31, 2015 and changes therein during the nine months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2014	997,060	$12.14
Vested	(320,620)	12.01
Forfeited	(6,400)	13.58
Non-vested at March 31, 2015	670,040	$12.18

The Company recorded $976,000 and $974,000 of share based compensation expense related to the restricted stock shares for the three months ended March 31, 2015 and 2014, respectively.  The Company recorded $2.9 million and $2.9 million of share based compensation expense related to the restricted stock shares for the nine months ended March 31, 2015 and 2014, respectively.  Expected future expense related to the non-vested restricted shares at March 31, 2015 is $5.7 million over a weighted average period of 1.5 years.

5. Post-retirement Benefits

The Company provides several post-retirement benefit plans to directors and to certain active and retired employees.  The Company has a nonqualified Directors' Retirement Plan ("Retirement Plan"), a nonqualified Benefit Equalization Plan ("BEP Plan"), which provides benefits to employees who are disallowed certain benefits under the Company's qualified benefit plans, and a Post Retirement Medical Plan ("Medical Plan") for directors and certain eligible employees.
Net periodic benefit costs for the three and nine months ended March 31, 2015 and 2014 are presented in the following tables.

	Retirement Plan		BEP Plan		Medical Plan
	Three months ended March 31,
	2015	2014	2015	2014	2015	2014
	(In thousands)
Service cost	$37	$32	$—	$—	$31	$11
Interest cost	51	51	10	10	45	41
Amortization of unrecognized:
Prior service cost	15	14	—	—	—	—
Net loss	—	—	6	5	2	—
Total	$103	$97	$16	$15	$78	$52

	Nine months ended March 31,
	2015	2014	2015	2014	2015	2014
	(In thousands)
Service cost	$111	$105	$—	$—	$93	$47
Interest cost	152	160	30	32	136	137
Amortization of unrecognized:
Prior service cost	45	43	—	—	—	—
Net loss	—	—	18	16	5	—
Total	$308	$308	$48	$48	$234	$184

6. Loans

Net Loans are summarized as follows:

	March 31, 2015	June 30, 2014
	(In thousands)
Residential	$168,770	$138,909
Multifamily	1,005,158	880,638
Commercial real estate	1,538,735	1,453,164
Second mortgage and equity loans	21,574	21,692
Construction and land loans	6,258	34,951
Other loans	15,812	15,992
Total loans	2,756,307	2,545,346
Less:
Deferred loan fees, net	11,066	10,051
Allowance for loan losses	30,889	31,401
Net loans	$2,714,352	$2,503,894

The Company's allowance for loan losses is analyzed quarterly and many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other environmental factors.  There have been no material changes to the allowance for loan loss methodology as disclosed in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 15, 2014.

The activity in the allowance for loan losses for the three and nine months ended March 31, 2015 and 2014 is summarized as  follows:

	Three months ended March 31,		Nine months ended March 31,
	(In thousands)
	2015	2014	2015	2014
Balance at beginning of period	$31,266	$30,640	$31,401	$31,381
Provisions for loan losses	—	200	200	700
Recoveries of loans previously charged off	—	1,014	1	1,027
Loans charged off	(377)	(455)	(713)	(1,709)
Balance at end of period	$30,889	$31,399	$30,889	$31,399

The following table provides the three and nine month activity in the allowance for loan losses allocated by loan category at March 31, 2015 and 2014.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	Three months ended March 31, 2015
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,991	$8,359	$18,824	$242	$327	$71	$1,452	$31,266
Charge-offs	(29)	—	(348)	—	—	—	—	(377)
Recoveries	—	—	—	—	—	—	—	—
Provisions	600	179	(604)	(93)	(85)	(7)	10	—
Ending balance	$2,562	$8,538	$17,872	$149	$242	$64	$1,462	$30,889

	Nine months ended March 31, 2015
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,285	$4,873	$21,005	$299	$1,108	$80	$2,751	$31,401
Charge-offs	(333)	—	(380)	—	—	—	—	(713)
Recoveries	—	—	—	—	1	—	—	1
Provisions	1,610	3,665	(2,753)	(150)	(867)	(16)	(1,289)	200
Ending balance	$2,562	$8,538	$17,872	$149	$242	$64	$1,462	$30,889

	Three months ended March 31, 2014
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,897	$4,961	$19,090	$328	$1,167	$383	$2,814	$30,640
Charge-offs	—	—	(455)	—	—	—	—	(455)
Recoveries	—	—	14	—	1,000	—	—	1,014
Provisions	(55)	(339)	1,863	(15)	(1,037)	(46)	(171)	200
Ending balance	$1,842	$4,622	$20,512	$313	$1,130	$337	$2,643	$31,399

	Nine months ended March 31, 2014
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$2,224	$5,175	$19,339	$394	$1,233	$406	$2,610	$31,381
Charge-offs	(3)	(1,226)	(459)	(21)	—	—	—	(1,709)
Recoveries	—	—	26	—	1,001	—	—	1,027
Provisions	(379)	673	1,606	(60)	(1,104)	(69)	33	700
Ending balance	$1,842	$4,622	$20,512	$313	$1,130	$337	$2,643	$31,399

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at March 31, 2015 and June 30, 2014.

	At March 31, 2015
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$20	$27	$1,290	$—	$—	$—	$—	$1,337
Collectively evaluated for impairment	2,542	8,511	16,582	149	242	64	1,462	29,552
Total	$2,562	$8,538	$17,872	$149	$242	$64	$1,462	$30,889
Loans receivable:
Individually evaluated for impairment	$3,781	$479	$11,656	$—	$—	$—		$15,916
Collectively evaluated for impairment	164,989	1,004,679	1,527,079	21,574	6,258	15,812		2,740,391
Total	$168,770	$1,005,158	$1,538,735	$21,574	$6,258	$15,812		$2,756,307

	At June 30, 2014
	Residential	Multifamily	Commercial Real Estate	Second mortgage and equity loans	Construction and land loans	Other loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$266	$27	$1,121	$—	$—	$—	$—	$1,414
Collectively evaluated for impairment	1,019	4,846	19,884	299	1,108	80	2,751	29,987
Total	$1,285	$4,873	$21,005	$299	$1,108	$80	$2,751	$31,401
Loans receivable:
Individually evaluated for impairment	$4,702	$2,930	$11,795	$—	$—	$—		$19,427
Collectively evaluated for impairment	134,207	877,708	1,441,369	21,692	34,951	15,992		2,525,919
Total	$138,909	$880,638	$1,453,164	$21,692	$34,951	$15,992		$2,545,346

The Company continuously monitors the credit quality of its loan portfolio.  In addition to internal staff, the Company utilizes the services of a third party loan review firm to evaluate the credit quality ratings of its loan receivables.  Credit quality is monitored by reviewing certain credit quality indicators.  Assets classified as "Satisfactory" are deemed to possess average to superior credit quality, requiring no more than normal attention.  Assets classified as "Pass/Watch" have generally acceptable asset quality yet possess higher risk characteristics/circumstances than satisfactory assets.  Such characteristics may include strained liquidity, slow pay, stale financial statements or other circumstances requiring greater attention from bank staff.  We classify an asset as "Special Mention" if the asset has a potential weakness that warrants management's close attention.  Such weaknesses, if left uncorrected, may result in the deterioration of the repayment prospects of the asset.  An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as "Doubtful" have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  Included in the Substandard caption are all loans that were past due 90 days (or more) and all impaired loans.

The following table provides information about the loan credit quality at March 31, 2015 and June 30, 2014:

	At March 31, 2015
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$144,236	$19,465	$200	$4,869	$—	$168,770
Multifamily	963,154	36,451	755	4,798	—	1,005,158
Commercial real estate	1,429,958	69,488	15,157	24,132	—	1,538,735
Second mortgage and equity loans	20,984	499	—	91	—	21,574
Construction and land loans	5,939	—	—	319	—	6,258
Other loans	15,589	223	—	—	—	15,812
Total	$2,579,860	$126,126	$16,112	$34,209	$—	$2,756,307

	At June 30, 2014
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$132,822	$523	$214	$5,350	$—	$138,909
Multifamily	850,937	24,245	1,948	3,508	—	880,638
Commercial real estate	1,320,993	59,443	18,737	53,991	—	1,453,164
Second mortgage and equity loans	21,330	362	—	—	—	21,692
Construction and land loans	16,112	18,395	—	444	—	34,951
Other loans	15,898	87	—	7	—	15,992
Total	$2,358,092	$103,055	$20,899	$63,300	$—	$2,545,346

The following table provides information about loans past due at March 31, 2015 and June 30, 2014:

	At March 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (1)
	(In thousands)
Residential	$1,445	$200	$1,001	$2,646	$166,124	$168,770	$1,276
Multifamily	2,369	—	—	2,369	1,002,789	1,005,158	479
Commercial real estate	1,960	91	3,819	5,870	1,532,865	1,538,735	11,026
Second mortgage and equity loans	66	—	—	66	21,508	21,574	91
Construction and land loans	—	—	319	319	5,939	6,258	319
Other loans	—	—	—	—	15,812	15,812	—
Total	$5,840	$291	$5,139	$11,270	$2,745,037	$2,756,307	$13,191

	At June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (2)
	(In thousands)
Residential	$541	$214	$2,374	$3,129	$135,780	$138,909	$5,350
Multifamily	—	—	3,007	3,007	877,631	880,638	3,508
Commercial real estate	3,525	—	3,580	7,105	1,446,059	1,453,164	8,663
Second mortgage and equity loans	362	—	—	362	21,330	21,692	—
Construction and land loans	—	—	444	444	34,507	34,951	444
Other loans	—	—	—	—	15,992	15,992	7
Total	$4,428	$214	$9,405	$14,047	$2,531,299	$2,545,346	$17,972
(1)	Included in nonaccrual loans at March 31, 2015 are residential loans totaling $16,000 and commercial real estate loans totaling $698,000 that were 30-59 days past due; residential loans totaling $259,000, multifamily loans totaling $479,000, commercial real estate loans totaling $6.5 million, and second mortgage and equity loans totaling $91,000 that were current.
(2)	Included in nonaccrual loans at June 30, 2014 are residential loans totaling $17,000 and commercial real estate loans totaling $1.0 million that were 30-59 days past due; residential loans totaling $3.0 million, multifamily loans totaling $501,000, commercial real estate loans totaling $4.1 million and other loans totaling $7,000 that were current.

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement.  Loans we individually classify as impaired include multifamily, commercial mortgage and construction loans with balances of $1.0 million or more, unless a condition exists for loans less than $1.0 million that would increase the Bank's potential loss exposure.  At March 31, 2015 impaired loans were primarily collateral-dependent and totaled $15.9 million, of which $7.4 million had a specific allowance for credit losses of $1.3 million and $8.5 million of impaired loans had no related allowance for credit losses.  At June 30, 2014 impaired loans were primarily collateral-dependent and totaled $19.4 million, of which $6.2 million  had a related allowance for credit losses of $1.4 million and $13.2 million of impaired loans had no related allowance for credit losses.

The following table provides information about the Company's impaired loans at March 31, 2015 and June 30, 2014:

	Impaired Loans
	At March 31, 2015			Nine months ended March 31, 2015
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$3,592	$3,592	$—	$3,381	$108
Commercial real estate	4,899	4,899	—	4,917	56
	8,491	8,491	—	8,298	164
With an allowance recorded:
Residential	$169	$189	$20	$171	$6
Multifamily	452	479	27	460	—
Commercial real estate	5,467	6,757	1,290	5,838	47
	6,088	7,425	1,337	6,469	53
Total:
Residential	$3,761	$3,781	$20	$3,552	$114
Multifamily	452	479	27	460	—
Commercial real estate	10,366	11,656	1,290	10,755	103
	$14,579	$15,916	$1,337	$14,767	$217

	Impaired Loans
	At June 30, 2014			Year ended June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$2,887	$2,887	$—	$2,995	$465
Multifamily	2,429	2,429	—	2,442	173
Commercial real estate	7,878	7,878	—	7,993	214
	13,194	13,194	—	13,430	852
With an allowance recorded:
Residential	$1,548	$1,814	$266	$1,551	$6
Multifamily	474	501	27	422	40
Commercial real estate	2,797	3,918	1,121	2,952	76
	4,819	6,233	1,414	4,925	122
Total:
Residential	$4,435	$4,701	$266	$4,546	$471
Multifamily	2,903	2,930	27	2,864	213
Commercial real estate	10,675	11,796	1,121	10,945	290
	$18,013	$19,427	$1,414	$18,355	$974

Troubled debt restructured loans ("TDRs") are those loans whose terms have been modified because of deterioration in the financial condition of the borrower.  The Company has selectively modified certain borrower's loans to enable the borrower to emerge from delinquency and keep their loans current.  The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company.  Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal.  Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period.  Management classifies all TDRs as impaired loans.  Included in impaired loans at March 31, 2015 are $3.9 million of loans which are deemed TDRs.  At June 30, 2014, TDRs totaled $8.0 million.

The following table presents additional information regarding the Company's TDRs as of March 31, 2015 and June 30, 2014:

	At March 31, 2015
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$189	$189
Multifamily	—	479	479
Commercial real estate	425	2,760	3,185
Total	$425	$3,428	$3,853
Allowance	$—	$920	$920

	Troubled Debt Restructurings at June 30, 2014
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$3,080	$3,080
Multifamily	—	501	501
Commercial real estate	—	4,386	4,386
Total	$—	$7,967	$7,967
Allowance	$—	$1,168	$1,168

The following tables present information about TDRs for the periods presented:

	Three months ended March 31,
	2015			2014
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Commercial real estate	—	$—	$—	2	$811	$759
Total	—	$—	$—	2	$811	$759

There were no loan relationships modified in a troubled debt restructuring during the three months ended March 31, 2015.  During the three months ended March 31, 2014, one of the relationships was granted a short-term deferral of past due payments and a shortened maturity.  The other relationship was granted a deferral of past due payments until maturity.

	Nine months ended March 31,
	2015			2014
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Residential	—	$—	$—	1	$3,188	$2,887
Commercial real estate	—	—	—	3	1,779	1,529
Total	—	$—	$—	4	$4,967	$4,416

There were no loan relationships modified in a troubled debt restructuring during the nine months ended March 31, 2015.  During the nine months ended March 31, 2014, of the loan relationships modified in a TDR, two of the relationships were granted a reduced rate and extended maturity.  One of the relationships was granted a short-term deferral of past due payments and a shortened maturity.  The other relationship was granted a deferral of past due payments until maturity.

There have been no loans that were modified as TDR during the last twelve months that have subsequently defaulted (90 days or more past due) during the current quarter ended March 31, 2015.

7. Investment Securities

Securities Held to Maturity
The following is a comparative summary of securities held to maturity at March 31, 2015 and June 30, 2014:

	At March 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$10,750	$18	$—	$10,768
Mortgage-backed securities:
FHLMC	1,692	139	—	1,831
FNMA	27,266	464	166	27,564
GNMA	1,962	88	—	2,050
CMO	43,591	225	17	43,799
	$85,261	$934	$183	$86,012

	June 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Mortgage-backed securities:
FHLMC	$2,315	$145	$—	$2,460
FNMA	27,896	423	564	27,755
GNMA	2,211	113	—	2,324
	$32,422	$681	$564	$32,539

The contractual maturities of mortgage-backed securities held to maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any securities held to maturity during the three months ended March 31, 2015 and 2014.  Proceeds from the sale of securities held to maturity for the nine months ended March 31, 2015 were $3.4 million on securities with an amortized cost of $3.2 million, resulting in gross gains of $144,000 and  no gross losses.  Proceeds from the sale of securities held to maturity for the nine months ended March 31, 2014 were $8.9 million on securities with an amortized cost of $8.8 million, resulting in gross gains and gross losses of $117,000 and $17,000, respectively.  The held to maturity securities sold were mortgage-backed securities with 15% or less of their original purchased balances remaining.  Securities with fair values of $56.6 million and $29.4 million at March 31, 2015 and June 30, 2014, respectively, were pledged as collateral for advances.  The Company did not record other-than-temporary impairment charges on securities held to maturity during the three and nine months ended March 31, 2015 and 2014.

Gross unrealized losses on securities held to maturity and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and June 30, 2014 were as follows:

	At March 31, 2015
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$2,776	$47	$7,072	$119	$9,848	$166
CMO	12,694	17	—	—	12,694	17
	$15,470	$64	$7,072	$119	$22,542	$183

	June 30, 2014
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$—	$—	$14,615	$564	$14,615	$564
	$—	$—	$14,615	$564	$14,615	$564

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

Securities Available for Sale
The following is a comparative summary of securities available for sale at March 31, 2015 and June 30, 2014:

	At March 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$1,208	$888	$—	$2,096
Mortgage-backed securities:
FHLMC	5,840	195	—	6,035
FNMA	38,270	832	—	39,102
CMO	231,857	2,176	178	233,855
	$277,175	$4,091	$178	$281,088

	June 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$4,996	$91	$—	$5,087
Equity securities	1,208	763	—	1,971
Mortgage-backed securities:
FHLMC	6,883	267	—	7,150
FNMA	67,543	1,623	71	69,095
CMO	298,868	2,511	545	300,834
	$379,498	$5,255	$616	$384,137

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Proceeds from the sale of securities available for sale for the three months ended March 31, 2015 were $20.7 million on securities available for sale with an amortized cost of $19.9 million, resulting in gross gains and gross losses of $770,000 and $0, respectively. The Company did not sell any securities available for sale during the three months ended March 31, 2014.   Proceeds from the sale of securities available for sale for the nine months ended March 31, 2015 were $37.9 million on securities available for sale with an amortized cost of $37.3 million, resulting in gross gains and gross losses of $861,000 and $236,000, respectively.  Proceeds from the sale of securities available for sale for the nine months ended March 31, 2014 were $18.1 million on securities available for sale with an amortized cost of $18.2 million, resulting in gross gains and gross losses of $136,000 and $186,000, respectively.  There were no other-than-temporary impairment charges on available for sale securities for the three and nine months ended March 31, 2015 and 2014.  The Equity securities caption relates to holdings of shares in financial institutions common stock.  Available for sale securities with fair values of $215.6 million and $251.4 million at March 31, 2015 and June 30, 2014, respectively, were pledged as collateral for advances.

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and June 30, 2014 were as follows:

	March 31, 2015
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
CMO	$25,716	$65	$10,616	$113	$36,332	$178
	$25,716	$65	$10,616	$113	$36,332	$178

	June 30, 2014
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$21,516	$71	$—	$—	$21,516	$71
CMO	99,627	545	—	—	99,627	545
	$121,143	$616	$—	$—	$121,143	$616

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

8. Deposits

Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits.  We had brokered deposits totaling $302.9 million and $27.8 million at March 31, 2015 and June 30, 2014, respectively.

 Deposit balances are summarized as follows:

	March 31, 2015	June 30, 2014
	Amount	Amount
	(In thousands)
Checking accounts	$448,523	$444,239
Money market deposit accounts	589,828	427,909
Savings accounts	161,204	161,813
Time deposits	750,874	547,014
	$1,950,429	$1,580,975

9. Derivatives and Hedging Activities

Oritani is exposed to certain risks regarding its ongoing business operations.  Derivative instruments are used to offset a portion of the Company's interest rate risk.  Specifically, the Company has utilized interest rate swaps to partially offset the interest rate risk inherent in the Company's balance sheet.  The interest rate swaps have been designed as cash flow hedges.  Oritani recognizes interest rate swaps as either assets or liabilities at fair value in the statement of financial condition with an offset recorded in Other Comprehensive Income and any hedging ineffectiveness would be recorded in earnings.  The specific balance sheet item that is being hedged will be determined prior to the effective date of the transactions, though it is currently anticipated that the Company's short term borrowing position is the item that will be hedged.

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

At March 31, 2015, Oritani had three existing interest rate swap agreements.  These agreements feature an extended period of time where no cash flows are exchanged, an "Effective Date" that indicates the commencement of the exchange of cash flows, followed by a seven year period where Oritani will receive 3 Month LIBOR from the counterparty and pay interest to the counterparty at a fixed rate.  The first agreement has a notional amount of $50.0 million at a fixed rate of 2.63% with an effective date of April 11, 2016 and a maturity date of April 11, 2023.  The second agreement has a notional amount of $25.0 million at a fixed rate of 3.56% with an effective date of January 11, 2017 and a maturity date of January 11, 2024.  The third agreement has a notional amount of $25.0 million at a fixed rate of 3.67% with an effective date of July 11, 2017 and a maturity date of July 11, 2024.  The fair value of securities pledged as collateral for the swaps at March 31, 2015 was $8.5 million and $1.5 million  at June 30, 2014.
The following table presents information regarding our derivative financial instruments at March 31, 2015 and June 30, 2014.

		At March 31, 2015
	Balance Sheet Line Item	Notional Amount	Fair Value
Liability derivatives		(In thousands)
Cash flow hedge interest rate swaps-Gross unrealized loss	Other Liabilities	$100,000	$6,235

		At June 30, 2014
	Balance Sheet Line Item	Notional Amount	Fair Value
Asset derivatives		(In thousands)
Cash flow hedge interest rate swaps-Gross unrealized gain		$50,000	$1,052
Cash flow hedge interest rate swaps-Gross unrealized loss		50,000	(953)
	Other Assets	$100,000	$99

10. Income Taxes

The Company files income tax returns in the United States federal jurisdiction and in New Jersey, Pennsylvania and New York state jurisdictions.

The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2010.  Currently, the Company is not under examination by any taxing authority.  The Company did not have any uncertain tax positions at March 31, 2015 and June 30, 2014.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.

11. Real Estate Joint Ventures, net and Real Estate Held for Investment

The Company accounts for investments in joint ventures under the equity method. The balance reflects the cost basis of investments, plus the Company's share of income earned on the joint venture operations, less cash distributions, including excess cash distributions, and the Company's share of losses on joint venture operations. Cash received in excess of the Company's recorded investment in a joint venture is recorded as unearned revenue in other liabilities.  The net book value of real estate joint ventures was $6.1 million and $5.8 million at March 31, 2015 and June 30, 2014, respectively.  During the March 2015 quarter, the Company, together with one of its joint venture partners, sold the underlying collateral and closed the joint venture partnership.  The transaction realized a pretax gain of $2.0 million for the Company.

Real estate held for investment includes the Company's undivided interest in real estate properties accounted for under the equity method and properties held for investment purposes. Cash received in excess of the Company's recorded investment for an undivided interest in real estate property is recorded as unearned revenue in other liabilities. The operations of the properties held for investment purposes are reflected in the financial results of the Company and included in the Other Income caption in the Income Statement. Properties held for investment purposes are carried at cost less accumulated depreciation. The net book value of real estate held for investment was $72,000 and $(26,000) at March 31, 2015 and June 30, 2014, respectively.  A real estate held for investment property is under contract for sale and the transaction is expected to close during the quarter ending June 30, 2015.   The anticipated pretax gain on this transaction is expected to exceed $9.0 million.

12. Fair Value Measurements

The Company adopted FASB ASC 820, "Fair Value Measurements and Disclosures," on July 1, 2008. Under ASC 820, fair value measurements are not adjusted for transaction costs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820 are described below:

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

Securities

The Company records securities held to maturity at amortized cost and securities available for sale at fair value on a recurring basis. The majority of the Company's securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. The estimated fair values for securities are obtained from an independent nationally recognized third-party pricing service. Our independent pricing service provides us with prices which are primarily categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Pricing services may employ modeling techniques in determining pricing. Inputs to these models include market spreads, dealer quotes, prepayment speeds, credit information and the instrument's terms and conditions, among other things. Management compares the pricing to a second independent pricing source for reasonableness. Equity securities are reported at Level 1 based on quoted market prices for identical securities in active markets.

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

Loans

The Company does not record loans at fair value on a recurring basis. However, periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements. The estimated fair value for significant nonperforming loans and impaired loans are valued utilizing independent appraisals of the collateral securing such loans that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments to comparable assets based on the appraisers' market knowledge and experience. The appraisals are adjusted downward by management (0-20% adjustment rate and 0-10%  risk premium rate), as necessary, for changes in relevant valuation factors subsequent to the appraisal date and the timing of anticipated cash flows (0-8% discount rate).  The Company classifies impaired loans as Level 3.
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

Real Estate Owned

Assets acquired through foreclosure or deed in lieu of foreclosure are recorded at fair value less estimated selling costs when acquired, thus establishing a new cost basis. Subsequently, real estate owned is carried at the lower of cost or fair value, less estimated selling costs. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers' market knowledge and experience, and are considered Level 3. When an asset is acquired, the excess of the loan balance over fair value, less estimated liquidation costs (5-20% discount rate), is charged to the allowance for loan losses.  If the estimated fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and June 30, 2014 by level within the fair value hierarchy. There were no transfers between levels within the fair value hierarchy during the nine months ended March 31, 2015.

	Fair Value as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$2,096	$2,096	$—	$—
Mortgage-backed securities available for sale
FHLMC	6,035	—	6,035	—
FNMA	39,102	—	39,102	—
CMO	233,855	—	233,855	—
Total securities available for sale	$281,088	$2,096	$278,992	$—

Liabilities:
Interest rate swaps	$6,235	$—	$6,235	$—

	Fair Value as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
U.S. Government and federal agency obligations	$5,087	$—	$5,087	$—
Equity Securities	1,971	1,971	—	—
Mortgage-backed securities available for sale
FHLMC	7,150	—	7,150	—
FNMA	69,095	—	69,095	—
CMO	300,834	—	300,834	—
Total securities available for sale	384,137	1,971	382,166	—

Interest rate swaps	99	—	99	—
Total assets measured on a recurring basis	$384,236	$1,971	$382,265	$—

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. GAAP. The adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write downs of individual assets.

The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of March 31, 2015 and June 30, 2014 by level within the fair value hierarchy.

	Fair Value as of March 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$169	$—	$—	$169
Multifamily	452	—	—	452
Commercial real estate	8,397	—	—	8,397
Total impaired loans	9,018	—	—	9,018
Real estate owned
Residential	1,435	—	—	1,435
Multifamily	2,737	—	—	2,737
Commercial real estate	1,422	—	—	1,422
Total real estate owned	5,594	—	—	5,594
Total assets measured on a non-recurring basis	$14,612	$—	$—	$14,612

	Fair Value as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$1,548	$—	$—	$1,548
Multifamily	474	—	—	474
Commercial real estate	5,727	—	—	5,727
Total impaired loans	7,749	—	—	7,749
Real estate owned
Multifamily	3,000	—	—	3,000
Commercial real estate	850	—	—	850
Total real estate owned	3,850	—	—	3,850
Total assets measured on a non-recurring basis	$11,599	$—	$—	$11,599

Estimated Fair Value of Financial Instruments

The following tables present the carrying amount, estimated fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company's balance sheet at March 31, 2015 and June 30, 2014. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, and overnight borrowings.

	March 31, 2015
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	$85,261	$86,012	$—	$86,012	$—
Loans, net (1)	2,714,352	2,746,899	—	—	2,746,899
Financial liabilities:
Time deposits	750,874	758,170	—	758,170	—
Term borrowings	656,244	680,037	—	680,037	—
 _____________
(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

	June 30, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	$32,422	$32,539	$—	$32,539	$—
Loans, net (1)	2,503,894	2,510,776	—	—	2,510,776
Financial assets:
Time deposits	547,013	552,579	—	552,579	—
Term borrowings	630,443	656,459	—	656,459	—
 ______________
(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

13. Other Comprehensive Income

The components of comprehensive income, both gross and net of tax, are presented for the periods below (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2015	2014	2015	2014
Gross:
Net income	$17,184	$15,531	$48,420	$47,417
Other comprehensive (loss) income
Change in unrealized holding gain (loss) on securities available for sale	1,650	2,154	(102)	(1,986)
Reclassification adjustment for security (gains) losses included in net income	(770)	—	(624)	49
Amortization related to post-retirement obligations	23	19	68	59
Change in unrealized loss on interest rate swaps	(2,384)	(1,199)	(6,333)	(223)
Total other comprehensive (loss) gain	(1,481)	974	(6,991)	(2,101)
Total comprehensive income	15,703	16,505	41,429	45,316
Tax applicable to:
Net income	6,227	4,792	17,256	16,321
Other comprehensive (loss) income
Change in unrealized holding gain (loss) on securities available for sale	694	883	(45)	(820)
Reclassification adjustment for security (gains) losses included in net income	(274)	—	(212)	21
Amortization related to post-retirement obligations	9	10	28	24
Change in unrealized loss on interest rate swaps	(1,009)	(494)	(2,680)	(91)
Total other comprehensive (loss) gain	(580)	399	(2,909)	(866)
Total comprehensive income	5,647	5,191	14,347	15,455
Net of tax:
Net income	10,957	10,739	31,164	31,096
Other comprehensive (loss) income
Change in unrealized holding gain (loss) on securities available for sale	956	1,271	(57)	(1,166)
Reclassification adjustment for security (gains)losses included in net income	(496)	—	(412)	28
Amortization related to post-retirement obligations	14	9	40	35
Change in unrealized loss on interest rate swaps	(1,375)	(705)	(3,653)	(132)
Total other comprehensive (loss) gain	(901)	575	(4,082)	(1,235)
Total comprehensive income	$10,056	$11,314	$27,082	$29,861

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of tax, for the nine months ended March 31, 2015 and 2014 (in thousands):

	Unrealized Holding Gains on Securities Available for Sale	Post Retirement Obligations	Unrealized Holding Gains on Interest Rate Swaps	Accumulated Other Comprehensive (Loss) Income, Net of Tax
Balance at June 30, 2014	$2,728	$(617)	$83	$2,194
Net change	(469)	40	(3,653)	(4,082)
Balance at March 31, 2015	$2,259	$(577)	$(3,570)	$(1,888)

Balance at June 30, 2013	$3,487	$(577)	$1,520	$4,430
Net change	(1,138)	35	(132)	(1,235)
Balance at March 31, 2014	$2,349	$(542)	$1,388	$3,195

The following table sets forth information about the amount reclassified from accumulated other comprehensive income (loss) to the consolidated statement of income and the affected line item in the statement where net income is presented (in thousands).

		Three months ended March 31,		Nine months ended March 31,
Accumulated Other Comprehensive Income (Loss) Component	Affected line item in the Consolidated Statement of Income	2015	2014	2015	2014
Reclassification adjustment for security losses included in net income	Net (gain) loss on sale of securities available for sale	$(770)	$—	$(624)	$49

Amortization related to post-retirement obligations (1)
Prior service cost		15	14	45	43
Net loss		8	5	23	16
Compensation, payroll taxes and fringe benefits		23	19	68	59

Total before tax		(747)	19	(556)	108
Income tax (expense) benefit		(265)	10	(184)	45
Net of tax		(482)	9	(372)	63
(1) These accumulated other comprehensive income (loss) components are included in the computations of net periodic benefit cost.  See Note 5. Postretirement Benefits.

14. Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-14, "Receivable-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure".  This update requires a mortgage loan to be derecognized and a separate receivable to be recognized upon foreclosure if the loan has a government guarantee that is non-separable from the loan before foreclosure, the creditor has the ability and intent to convey the real estate property to the guarantor, and any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Additionally, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor upon foreclosure.  The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014 (July 1, 2015 for the Company).  The Company does not expect that the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period".  This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  This update is effective for interim and annual periods beginning after December 15, 2015.  The amendments can be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. Early adoption is permitted.  The Company does not expect that the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

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

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force)", which provides guidance on the presentation of unrecognized tax benefits and the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist.  To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets.  This ASU is effective for fiscal years, and interim reporting periods within those years, beginning after December 31, 2013.  We adopted this guidance on July 1, 2014 with no significant impact on the Company's consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements may be identified by reference to a future period or periods, or by use of forward looking terminology, such as "may," "will," "believe," 'expect," "estimate," 'anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms.  Forward looking statements are subject to numerous risks and uncertainties.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2014, include, but are not limited to, those related to the economic environment, particularly in the market areas in which Oritani Financial Corp. (the "Company") operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made.  The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.  The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions, which may be made to any forward looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Overview

Oritani Financial Corp. (the "Company") is a Delaware corporation that was incorporated in March 2010.  The Company is the stock holding company of Oritani Bank.  The Company owns 100% of the outstanding shares of common stock of the Bank.  The Company has engaged primarily in the business of holding the common stock of the Bank and two limited liability companies that own a variety of real estate investments.  In addition, the Company has engaged in limited lending to the real estate investment properties in which (either directly or through one of its subsidiaries) it maintains an ownership interest.  The Bank's principal business consists of attracting retail, commercial and municipal bank deposits from the general public and investing those deposits, together with funds generated from operations, in multifamily and commercial real estate loans, one- to four-family residential mortgage loans as well as in second mortgage and equity loans, construction loans, business loans, other consumer loans, and investment securities.  The Bank originates loans primarily for investment and holds such loans in its portfolio.  Occasionally, the Bank will also enter into loan participations.  The Bank's primary sources of funds are deposits, borrowings, investment maturities and principal and interest payments on loans and securities.  The Bank's revenues are derived principally from interest on loans and securities as well as our investments in real estate and real estate joint ventures.  The Bank also generates revenue from fees and service charges and other income.  The Bank's results of operations depend significantly on its net interest income; which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities.  The Bank's net interest income is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, the timing of the re-pricing of interest-earning assets and interest-bearing liabilities, and the prepayment rate on its mortgage-related assets.  Provisions for loan losses and asset impairment charges can also have a significant impact on results of operations.  Other factors that may affect the Bank's results of operations are general and local economic and competitive conditions, government policies and actions of regulatory authorities.

The Bank's business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to its individual and business customers. The Bank's primary focus has been, and will continue to be, growth in multifamily and commercial real estate lending.

Comparison of Financial Condition at March 31, 2015 and June 30, 2014

Total Assets. Total assets increased $166.4 million to $3.31 billion at March 31, 2015, from $3.14 billion at June 30, 2014, an annualized growth rate of 7.1%.

Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) decreased $6.2 million to $12.7 million at March 31, 2015, from $18.9 million at June 30, 2014.

Net Loans. Loans, net increased $210.5 million to $2.71 billion at March 31, 2015, from $2.50 billion at June 30, 2014.  The annualized growth rate for the period was 11.2%.  Loan originations totaled $180.4 million and $520.8 million for the three and nine months ended March 31, 2015.  Loan originations totaled $121.0 million and $407.2 million for the three and nine months ended March 31, 2014.

Delinquency and non performing asset information is provided below:

	3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014
	(Dollars in thousands)
Delinquency Totals
30—59 days past due	$5,126	$3,824	$4,926	$3,411	$2,755
60—89 days past due	291	205	689	214	1,256
Nonaccrual	13,191	17,533	18,983	17,972	16,937
Total	$18,608	$21,562	$24,598	$21,597	$20,948
Non Performing Asset Totals
Nonaccrual loans, per above	$13,191	$17,533	$18,983	$17,972	$16,937
Real Estate Owned	5,594	4,368	3,850	3,850	3,965
Total	$18,785	$21,901	$22,833	$21,822	$20,902
Nonaccrual loans to total loans	0.48%	0.66%	0.72%	0.71%	0.70%
Delinquent loans to total loans	0.68%	0.81%	0.94%	0.85%	0.86%
Non performing assets to total assets	0.57%	0.67%	0.71%	0.69%	0.70%

Delinquent loan and non performing asset totals realized further improvement as of March 31, 2015. A $2.4 million multifamily loan, which had been classified as nonaccrual, paid in full during the quarter.   In conjunction with this resolution, the Company also realized $164,000 of prior period interest income, $342,000 of prepayment penalties, $34,000 of late fees and $114,000 expense reimbursement.  In addition, of the $13.2 million in loans classified as nonaccrual at March 31, 2015, $7.3 million were fully current.  Real estate owned balances increased at March 31, 2015 as the Company acquired title to three loans through foreclosure.
At March 31, 2015, there are four nonaccrual loans with balances greater than $1.0 million. These loans are discussed below:
·
A $4.0 million loan on a self storage facility in Orange County, NY. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, a $417,000 impairment reserve was maintained against this loan as of March 31, 2015. This loan is currently paying as agreed.

·
A $1.5 million loan on a retail building in Morris County, NJ. The loan is classified as impaired. A total of $163,000 was previously charged off against this loan. In accordance with the results of the impairment analysis for this loan as of March 31, 2015, no impairment reserve was necessary.  The borrower has declared bankruptcy and the Company continues to pursue legal remedies.

·
A $1.4 million loan on an office building in Somerset County, NJ. The loan is classified as impaired. A total of $292,000 was previously charged off against this loan. In accordance with the results of the impairment analysis for this loan as of March 31, 2015, no impairment reserve was necessary.  This loan and the loan described directly above have the same borrower.  The borrower has declared bankruptcy and the Company continues to pursue legal remedies.

·
A $1.1 million loan on a lot and auto showroom in Bergen County, NJ. The loan is classified as an impaired TDR. A modification/extension agreement was reached with the borrower during the quarter ended March 31, 2014. The loan has paid as agreed since the agreement. In accordance with the results of the impairment analysis for this loan, a $407,000 impairment reserve was maintained against this loan as of March 31, 2015.

There are ten other multifamily/commercial real estate loans, totaling $3.8 million, classified as nonaccrual at March 31, 2015. The largest of these loans has a balance of $698,000.
There are nine other residential loans, totaling $1.4 million, classified as nonaccrual at March 31, 2015. The largest of these loans has a balance of $385,000.

Securities Available For Sale ("AFS").  Securities AFS decreased $103.0 million to $281.1 million at March 31, 2015, from $384.1 million at June 30, 2014.  The Company has been classifying the majority of new purchases as held to maturity.  During the nine months ended March 31, 2015, securities with an amortized cost of $37.3 million were sold, resulting in gross gains and gross losses of $860,400 and $236,100, respectively.

Securities Held To Maturity ("HTM").  Securities HTM increased $52.8 million to $85.3 million at March 31, 2015, from $32.4 million at June 30, 2014.  Purchases of $62.9 million were partially offset by sales, payments, calls and maturities of $10.0 million.  During the nine months ended March 31, 2015, securities with an amortized cost of $3.2 million were sold, resulting in gross gains of $143,800.  The securities sold had low principal balances remaining.

Bank Owned Life Insurance ("BOLI").  BOLI increased $21.9 million to $89.9 million at March 31, 2015, from $68.1 million at June 30, 2014.  The increase is primarily due to additional investments of $20.0 million during the nine months ended March 31, 2015.

Investments in real estate joint ventures, net and real estate held for investment.  The combined balance in these two categories was $7.7 million at March 31, 2015, and $7.3 million at June 30, 2014.    During the March 2015 quarter, the Company, together with one of its joint venture partners, sold the underlying collateral and closed the joint venture partnership.  The transaction realized a pretax gain of $2.0 million for the Company.  The Company is continuing to investigate the strategic sales of its investments in real estate joint ventures and real estate held for investment.   A real estate held for investment property is under contract for sale and the transaction is expected to close during the quarter ending June 30, 2015.   The anticipated pretax gain on this transaction is expected to exceed $9.0 million.  The March  31, 2015 balances represent the Company's book balance of 19 separate investments in real estate and joint ventures that own income producing real estate.  During December 2014, the Company had updated appraisals performed on the income producing real estate held by these entities.  The December 2014 fair value of the Company's percentage of the income producing real estate, based on these appraisals, is $63.3 million in excess of the related book value March 31, 2015.  The Company cautions that the updated appraisals were performed on the income producing real estate, and not the value of its ownership interests.  The value of the Company's ownership interests may be less than the fair value of the Company's ownership percentage of the underlying real estate.

Real Estate Owned ("REO").  REO increased $1.7 million to $5.6 million at March 31, 2015, from $3.9 million at June 30, 2014.  The balance at March 31, 2015 consisted of 9 properties and the balance at June 30, 2014 consisted of 4 properties. The balance at March 31, 2015 was also impacted by valuation adjustments on two properties acquired in the first half of fiscal 2014.  One property being marketed for sale had attracted little potential purchaser interest and the other adjustment was on the Company's largest REO property.  This property consists of two parcels, one is under contract for sale and the other is currently being marketed for sale.

Deposits.  Deposits increased $369.5 million to $1.95 billion at March 31, 2015, from $1.58 billion at June 30, 2014.  The annualized growth rate for the period was 31.2%.  A substantial portion of the growth over the period was due to brokered deposits, as such funds increased $275.1 million over the nine months ended March 31, 2015.  The period end balance of such funds at March 31, 2015, December 31, 2014, September 30, 2014 and June 30, 2014 were $302.9 million, $202.2 million, $83.6 million and $27.8 million, respectively.  Though brokered deposits were the primary source for the increase, time deposits increased $203.9 million or 55.2% over the nine months ended March 31, 2015.  The Company has implemented a strategy whereby premium deposits rates are paid on certain time deposits if the customer has a core account relationship with the Company.  This strategy has also allowed the Company to extend the duration of certain time deposit accounts.

Borrowings. Borrowings decreased $192.9 million to $774.5 million at March 31, 2015, from $967.4 million at June 30, 2014. The decrease in borrowings is primarily in overnight and short-term borrowings.  Deposit growth has enabled the Company to reduce borrowings.  In addition to the decreased use of short-term borrowings over the nine months ended March 31, 2015, the Company prepaid a $10.0 million FHLB advance with an interest rate of 4.64%.  The Company incurred a prepayment penalty of $806,000 in conjunction with the transaction.  In addition, the Company modified a $20.0 million FHLB advance during the three months ended March 31, 2015.  The interest rate on the modified  advance was reduced from 4.63% to an effective rate of 3.15%.

Stockholders' Equity.  Stockholders' equity decreased $19.6 million to $506.7 million at March 31, 2015, from $526.3 million at June 30, 2014.  The decrease was primarily due to repurchases and dividends (including a special dividend of $0.25 per share), partially offset by net income and the proceeds from the exercise of stock options.  During the nine months ended March 31, 2015, 1,507,803 shares of stock were repurchased at a total cost of $22.1 million and an average cost of $14.67 per share. Based on our March 31, 2015 closing price of $14.55 per share, the Company stock was trading at 126.5% of book value.

Average Balance Sheet for the Three and Nine Months Ended March 31, 2015 and 2014

The following tables present certain information regarding Oritani Financial Corp.'s financial condition and net interest income for the three and nine months ended March 31, 2015 and 2014.  The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  We derived average balances from daily balances over the periods indicated.  Interest income includes fees that we consider adjustments to yields, including prepayment penalties.

	Average Balance Sheet and Yield/Rate Information For the Three Months Ended (unaudited)
	March 31, 2015			March 31, 2014
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$2,664,046	$30,772	4.62%	$2,386,440	$29,770	4.99%
Federal Home Loan Bank Stock	42,790	499	4.66%	44,838	504	4.50%
Securities available for sale	303,621	1,509	1.99%	346,806	1,728	1.99%
Securities held to maturity	86,814	451	2.08%	30,790	190	2.47%
Federal funds sold and short term investments	3,176	2	0.25%	3,200	2	0.25%
Total interest-earning assets	3,100,447	33,233	4.29%	2,812,074	32,194	4.58%
Non-interest-earning assets	184,409			159,782
Total assets	$3,284,856			$2,971,856
Interest-bearing liabilities:
Savings deposits	160,234	94	0.23%	168,051	96	0.23%
Money market	510,126	660	0.52%	432,735	544	0.50%
Checking accounts	454,567	415	0.37%	429,403	441	4.10%
Time deposits	724,803	1,860	1.03%	473,423	1,059	0.89%
Total deposits	1,849,730	3,029	0.66%	1,503,612	2,140	0.57%
Borrowings	858,059	6,389	2.98%	884,567	5,592	2.53%
Total interest-bearing liabilities	2,707,789	9,418	1.39%	2,388,179	7,732	1.30%
Non-interest-bearing liabilities	69,424			58,832
Total liabilities	2,777,213			2,447,011
Stockholders' equity	507,643			524,845
Total liabilities and stockholders' equity	$3,284,856			$2,971,856
Net interest income		$23,815			$24,462
Net interest rate spread (2)			2.90%			3.28%
Net interest-earning assets (3)	$392,658			$423,895
Net interest margin (4)			3.07%			3.48%
Average of interest-earning assets to interest-bearing liabilities			114.50%			117.75%

(1)	Average Outstanding Balance includes nonaccrual loans and interest earned includes prepayment income.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Average Balance Sheet and Yield/Rate Information For the Nine Months Ended (unaudited)
	March 31, 2015			March 31, 2014
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$2,597,496	$91,540	4.70%	2,324,546	$89,819	5.15%
Federal Home Loan Bank Stock	44,944	1,475	4.38%	43,129	1,370	4.24%
Securities available for sale	333,874	4,980	1.99%	323,184	4,651	1.92%
Securities held to maturity	79,804	1,265	2.11%	34,148	621	2.42%
Federal funds sold and short term investments	2,604	5	0.25%	4,215	8	0.25%
Total interest-earning assets	3,058,722	99,265	4.33%	2,729,222	96,469	4.71%
Non-interest-earning assets	175,722			152,195
Total assets	$3,234,444			$2,881,417
Interest-bearing liabilities:
Savings deposits	160,431	286	0.24%	168,280	291	0.23%
Money market	464,233	1,742	0.50%	420,432	1,521	0.48%
Checking accounts	454,023	1,333	0.39%	410,330	1,386	0.45%
Time deposits	670,829	5,125	1.02%	456,745	3,021	0.88%
Total deposits	1,749,516	8,486	0.65%	1,455,788	6,219	0.57%
Borrowings	902,558	17,950	2.65%	842,643	16,883	2.67%
Total interest-bearing liabilities	2,652,074	26,436	1.33%	2,298,432	23,102	1.34%
Non-interest-bearing liabilities	65,229			56,789
Total liabilities	2,717,303			2,355,221
Stockholders' equity	517,141			526,196
Total liabilities and stockholders' equity	$3,234,444			$2,881,417
Net interest income		$72,829			$73,367
Net interest rate spread (2)			3.00%			3.37%
Net interest-earning assets (3)	$406,648			$430,790
Net interest margin (4)			3.17%			3.58%
Average of interest-earning assets to interest-bearing liabilities			115.33%			118.74%

(1)	Average Outstanding Balance includes nonaccrual loans and interest earned includes prepayment income.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014

Net Income.  Net income increased $218,000 to $11.0 million for the three months ended March 31, 2015, from $10.7 million for the corresponding 2014 period.  A primary cause of the increased net income in the 2015 period was a $2.0 million pretax gain on the sale of a joint venture real estate interest.  The gain was largely offset by an increased effective tax rate.  As further detailed under "Income Tax Expense," a change in New York state tax law impacted the 2014 period.  The change caused an increase in the value of the Company's deferred tax assets and a non recurring $878,000 reduction in income tax expense was recognized in the 2014 periods.  As further detailed in this filing, there were additional items that caused fluctuations between the 2015 and 2014 periods.  Our annualized return on average assets was 1.33% for the three months ended March 31, 2015, and 1.45% for the three months ended March 31, 2014.

Interest Income. Total interest income increased $1.0 million to $33.2 million for the three months ended March 31, 2015, from $32.2 million for the three months ended March 31, 2014.  The components of interest income for the three months ended March 31, 2015 and 2014, changed as follows:

	Three months ended March 31,				Increase / (decrease)
	2015		2014
	Interest Income	Yield	Interest Income	Yield	Interest Income	Average Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$30,772	4.62%	$29,770	4.99%	$1,002	$277,606	(0.37)%
Dividends on FHLB stock	499	4.66%	504	4.50%	(5)	(2,048)	0.16%
Interest on securities AFS	1,509	1.99%	1,728	1.99%	(219)	(43,185)	0.00%
Interest on securities HTM	451	2.08%	190	2.47%	261	56,024	(0.39)%
Interest on federal funds sold and short term investments	2	0.25%	2	0.25%	-	(24)	0.00%
Total interest income	$33,233	4.29%	$32,194	4.58%	$1,039	$288,373	(0.29)%

The Company's primary strategic business objective remains the organic growth of multifamily and commercial real estate loans. The average balance of the loan portfolio increased $277.6 million for the three months ended March 31, 2015 versus the comparable 2014 period. On a linked quarter basis (March 31, 2015 versus December 31, 2014), the period ending balance of loans grew $97.0 million, an annualized growth rate of 14.8%, and the average balance of loans grew $84.0 million, an annualized growth rate of 13.0%. The annualized growth rate for the nine months ended March 31, 2015, based on period end balances, was 11.2%.  Growth was achieved primarily through originations.  Loan originations totaled $180.4 million for the three months ended March 31, 2015. The yield on the loan portfolio decreased 37 basis points for the three months ended March 31, 2015 versus the comparable 2014 period. On a linked quarter basis, the yield on the loan portfolio decreased 19 basis points but prepayment penalties largely impacted these results. Absent prepayments, the yield on the loan portfolio decreased 5 basis points over the period. These decreases continued a trend of decreased yield on loans and were primarily attributable to the impact of current market rates on new originations as well as refinancings, prepayments and repricings. Competition for multifamily and commercial real estate loan originations remains elevated and the spread has decreased versus alternative costs of funds. The market rates on new originations are below the average yield of the loan portfolio. The vast majority of our multifamily and commercial real estate loan originations reprice in five years or less. This discipline offers greater interest rate risk protection, but provides lower yields than loans with longer fixed rate terms. Prepayment penalties totaled $1.3 million in the 2015 period versus $1.2 million in the 2014 period. Prepayment penalties boosted annualized loan yield by 19 basis points in the 2015 period versus 20 basis points in the 2014 period. On a linked quarter basis, the average balance of securities available for sale decreased $30.6 million. The decrease was partially attributable to a sale of the securities with a book value of $19.9 million during the three months. The transaction resulted in a pretax gain of $770,000.

Interest Expense.  Total interest expense increased $1.7 million to $9.4 million for the three months ended March 31, 2015, from $7.7 million for the three months ended March 31, 2014.  The components of interest expense for the three months ended March 31, 2015 and 2014, changed as follows:

	Three months ended March 31,				Increase / (decrease)
	2015		2014			Average
	Interest Expense	Cost	Interest Expense	Cost	Interest Expense	Balance	Cost
	(Dollars in thousands)
Savings deposits	$94	0.23%	$96	0.23%	$(2)	$(7,817)	0.00%
Money market	660	0.52%	544	0.50%	116	77,391	0.02%
Checking accounts	415	0.37%	441	0.41%	(26)	25,164	(0.04)%
Time deposits	1,860	1.03%	1,059	0.89%	801	251,380	0.14%
Total deposits	3,029	0.66%	2,140	0.57%	889	346,118	0.09%
Borrowings	6,389	2.98%	5,592	2.53%	797	(26,508)	0.45%
	$9,418	1.39%	$7,732	1.30%	$1,686	$319,610	0.09%

Strong deposit growth remains a strategic objective of the Company.  As detailed above, the average balance of deposits increased significantly for the quarter ended March 31, 2015 versus the comparable 2014 period. The average balance of deposits increased $69.7 million when measured versus the three months ended December 31, 2014 (an annualized growth rate of 15.7%), and $346.1 million when measured versus the three months ended March 31, 2014. The overall cost of deposits increased 9 basis points for the three months ended March 31, 2015 versus the comparable 2014 period. The increase was largely due to the time deposit program. On a linked quarter basis, the cost of deposits increased 2 basis points.  A significant source of the deposit growth in fiscal 2015 has been brokered deposits.  See additional information regarding the time deposit program and brokered deposits in "Comparison of Financial Condition at March 31, 2015 and June 30, 2014-Deposits."

As detailed in the table above, the average balance of borrowings decreased $26.5 million for the three months ended March 31, 2015 versus the comparable 2014 period.  Deposit growth has allowed the Company to decrease borrowings, primarily in overnight and short term borrowings.  The cost of borrowings increased 45 basis points versus the three months ended March 31, 2014 and 31 basis points versus the three months ended December 31, 2014.  The Company incurred a prepayment penalty of $806,000 in conjunction with the prepayment of a $10 million FHLB advance.  The prepayment penalty was recorded as interest expense.  Absent this non-recurring prepayment penalty, the cost of borrowings for the three months ended March 31, 2015 would have been 2.60%.  This pro forma cost of borrowings for the three months ended March 31, 2015 represents an increase of 7 basis points versus the three months ended March 31, 2014 and a decrease of 7 basis points versus the three months ended December 31, 2014.  See additional information regarding the FHLB advance prepayment and other changes in borrowings in "Comparison of Financial Condition at March 31, 2015 and June 30, 2014-Borrowings."

Net Interest Income Before Provision for Loan Losses.  Net interest income decreased $647,000, or 2.6%, to $23.8 million for the three months ended March 31, 2015, from $24.5 million for the three months ended March 31, 2014.  The Company's net interest income, spread and margin over the period are detailed in the chart below.

	Including Prepayment Penalties			Excluding Prepayment Penalties*
For the Three Months Ended	Net Interest Income Before Provision	Spread	Margin	Net Interest Income Before Provision	Spread	Margin
	(Dollars in thousands)
March 31, 2015	$$23,815	2.90%	3.07%	$$23,363	2.86%	3.01%
December 31, 2014	25,064	3.12%	3.29%	22,894	2.83%	3.01%
September 30, 2014	23,950	2.98%	3.16%	23,003	2.86%	3.04%
June 30, 2014	23,756	3.08%	3.27%	22,871	2.96%	3.15%
March 31, 2014	24,462	3.28%	3.48%	23,258	3.11%	3.31%
* A $806,000 prepayment penalty on a FHLB advance is also excluded for the quarter ended March 31, 2015.

The Company's spread and margin have been significantly impacted by prepayment penalties. Due to this situation, the chart above details results with and without the impact of prepayment penalties. The current quarter was also impacted by the $806,000 prepayment penalty expense (discussed above) on the early extinguishment of a FHLB advance. This charge was also deducted from the "excluding prepayment penalty" results. While prepayment penalty income is expected to continue, significant fluctuations in the level of prepayment income are also expected. The spread and margin decreased over the three months ended March 31, 2015 (versus the preceding three months). The decrease was primarily due to a $912,000 decrease in prepayment penalty income and the $806,000 FHLB prepayment penalty expense. The Company feels the chart above that excludes prepayment penalties provides a truer representation of what is occurring in the portfolio. These results show that the decreases in spread and margin are abating. There was even a slight expansion of spread in the three months ended March 31, 2015.  However, the Company realized $164,000 of prior period interest collection on a problem asset resolution during the three months ended March 31, 2015.  If these funds are excluded from the results for the period along with the prepayment penalties, the spread and margin for the three months ended March 31, 2015 would be reduced to 2.83% and 2.99%, respectively.  The Company's spread and margin remain under pressure due to several factors, including: the further flattening in the treasury yield curve; rates on new loan originations and investment purchases; modifications of loans within the existing loan portfolio; prepayments of higher yielding loans and investments; limited ability to reduce deposit and borrowing costs and promotional interest costs to attract new deposit customers. The rates on new loan originations are being impacted by increased competition. The spread on new loan rates versus external sources of funds have decreased over the past year.  In addition, the Company typically originates loans that have a reset period of 5 years or less.  Such loans generally bear a lower rate of interest versus loans with a longer reset period.

The Company's net interest income and net interest rate spread were both negatively impacted in all periods due to the reversal of accrued interest income on loans delinquent more than 90 days.  The total of such income reversed was $174,000 and $99,000 for the three months ended March 31, 2015 and 2014, respectively.

Provision for Loan Losses. The Company recorded no provision for loan losses for the three months ended March 31, 2015 as compared to $200,000 for the three months ended March 31, 2014.  A rollforward of the allowance for loan losses for the three months ended March 31, 2015 and 2014 is presented below:

	Three months ended March 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$31,266	$30,640
Provisions charged to operations	-	200
Recoveries of loans previously charged off	-	1,014
Loans charged off	377	455
Balance at end of period	$30,889	$31,399
Allowance for loan losses to total loans	1.12%	1.29%
Net charge-offs (annualized) to average loans outstanding	0.06%	(0.09)%

The improving delinquency and nonaccrual trends, changes in loan risk ratings, loan growth, charge-offs and economic and business conditions continue to have a meaningful impact on the current level of provision for loan losses. The provision for loan losses was lower in the 2015 period partially due to these factors.  In addition, improvements in general economic and business conditions have also impacted the level of provisioning by decreasing the necessary level of general allowances.  See additional information regarding the allowance for loan losses in Note 6 of the financial statements and "Comparison of Financial Condition at March 31, 2015 and June 30, 2014-Net Loans."

Other Income. Other income increased $3.0 million to $4.1 million for the three months ended March 31, 2015, from $1.1 million for the three months ended March 31, 2014.  The Company realized a pretax gain of $2.0 million on the sale of one of its joint venture investments.  See additional information regarding the joint venture sale in "Comparison of Financial Condition at March 31, 2015 and June 30, 2014-Investments in real estate joint ventures, net and real estate held for investment."  The Company realized a pretax gain of $770,000 on the sale of securities available for sale.  Income from bank-owned life insurance increased $177,000 to $677,000 for the three months ended March 31, 2015, from $500,000 for the three months ended March 31, 2014.  The increase is primarily due to income earned on additional purchases of bank-owned life insurance.

Other Expenses. Other expenses increased $927,000 to $10.8 million for the three months ended March 31, 2015, from $9.8 million for the three months ended March 31, 2014. Compensation, payroll taxes and fringe benefits increased $383,000 to $7.3 million for the three months ended March 31, 2015, from $6.9 million for the three months ended March 31, 2014.  The increase was primarily due to increases in direct compensation, due to additional staffing and salary adjustments.  Increases in benefit costs, primarily health insurance, also contributed to the increase in other expenses.  Real estate owned operations increased $213,000 to $358,000 for the three months ended March 31, 2015, from $145,000 for the three months ended March 31, 2014. The increase was primarily due to a valuation adjustment on one property being marketed for sale that had attracted little potential purchaser interest.  Other expenses increased $264,000 to $1.2 million for the three months ended March 31, 2015, from $949,000 for the three months ended March 31, 2014. The increase was primarily due to a non recurring cost regarding franchise taxes.  Our efficiency ratio was 38.5% for the three months ended March 31, 2015, and 39.8% for the three months ended March 31, 2014.

Income Tax Expense.  Income tax expense for the three months ended March 31, 2015 was $6.2 million on pre-tax income of $17.2 million, resulting in an effective tax rate of 36.2%.  Income tax expense for the three months ended March 31, 2014 was $4.8 million on pre-tax income of $15.5 million, resulting in an effective tax rate of 30.9%.   The increased effective tax rate in 2015 versus 2014 is attributable to changes in New York state tax law, enacted in March 2014 and effective on January 1, 2015.  The tax law caused the Company's 2015 effective tax rate to increase, however, the value of the Company's deferred tax assets, at March 31, 2014, increased as a result of the change in law.  Accordingly, an $878,000 adjustment that decreased 2014 tax expense was recorded, reducing the effective rate in the 2014 period.

Comparison of Operating Results for the Nine Months Ended March 31, 2015 and 2014

Net Income.  Net income increased $68,000 to $31.2 million for the nine months ended March 31, 2015, from $31.1 million for the corresponding 2014 period.   Our annualized return on average assets was 1.30% for the nine months ended March 31, 2015, and 1.44% for the nine months ended March 31, 2014.

Interest Income. Total interest income increased $2.8 million to $99.3 million for the nine months ended March 31, 2015, from $96.5 million for the nine months ended March 31, 2014.  The components of interest income for the nine months ended March 31, 2015 and 2014, changed as follows:

	Nine months ended March 31,				Increase / (decrease)
	2015		2014
	Interest Income	Yield	Interest Income	Yield	Interest Income	Average Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$91,540	4.70%	$89,819	5.15%	$1,721	$272,950	(0.45)%
Dividends on FHLB stock	1,475	4.38%	1,370	4.24%	105	1,815	0.14%
Interest on securities AFS	4,980	1.99%	4,651	1.92%	329	10,690	0.07%
Interest on securities HTM	1,265	2.11%	621	2.42%	644	45,656	(0.31)%
Interest on federal funds sold and short term investments	5	0.25%	8	0.25%	(3)	(1,611)	0.00%
	$99,265	4.33%	$96,469	4.71%	$2,796	$329,500	(0.38)%

The explanations provided in "Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014, Interest Income" regarding changes for the three month period comparison are also applicable to the nine month period comparison.  Prepayment penalties again significantly impacted both periods, but were higher in the 2014 period.  Prepayment penalties totaled $4.4 million in the 2015 period versus $4.9 million in the 2014 period, and boosted annualized loan yield by 23 basis points in the 2015 period versus 28 basis points in the 2014 period.

Interest Expense. Total interest expense increased $3.3 million to $26.4 million for the nine months ended March 31, 2015, from $23.1 million for the nine months ended March 31, 2014.  The components of interest expense for the nine months ended March 31, 2015 and 2014, changed as follows:

	Nine months ended March 31,				Increase / (decrease)
	2015		2014			Average
	Interest Expense	Cost	Interest Expense	Cost	Interest Expense	Balance	Cost
	(Dollars in thousands)
Savings deposits	$286	0.24%	$291	0.23%	$(5)	$(7,849)	0.01%
Money market	1,742	0.50%	1,521	0.48%	221	43,801	0.02%
Checking accounts	1,333	0.39%	1,386	0.45%	(53)	43,693	(0.06)%
Time deposits	5,125	1.02%	3,021	0.88%	2,104	214,084	0.14%
Total deposits	8,486	0.65%	6,219	0.57%	2,267	293,729	0.08%
Borrowings	17,950	2.65%	16,883	2.67%	1,067	59,915	(0.02)%
	$26,436	1.33%	$23,102	1.34%	$3,334	$353,644	(0.01)%

The explanations provided in "Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014, Interest Expense" regarding changes for the three month period comparison are also applicable to the nine month period comparison.  Excluding the cost of the $806,000 prepayment penalty on the early extinguishment of an FHLB advance, the cost of borrowings for the nine month period ended March 31, 2015 is reduced from 2.65% to 2.53%.

Net Interest Income Before Provision for Loan Losses.  Net interest income decreased $538,000, or 0.7%, to $72.8 million for the nine months ended March 31, 2015, from $73.4 million for the nine months ended March 31, 2014.  The Company's net interest rate spread and margin decreased to 3.00% and 3.17% for the nine months ended March 31, 2015, from 3.37% and 3.58% for the nine months ended March 31, 2014, respectively.   The factors described in "Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014, Net Interest Income Before Provision for Loan Losses" also impacted the nine month periods.  The Company's net interest income and net interest rate spread were negatively impacted in both periods due to the reversal of accrued interest income on loans delinquent more than 90 days.  The Company's net interest income was reduced $702,000 and $457,000 for the nine months ended March 31, 2015 and 2014, respectively, due to the impact of nonaccrual loans.

Provision for Loan Losses. The Company recorded provisions for loan losses of $200,000 for the nine months ended March 31, 2015 as compared to $700,000 for the nine months ended March 31, 2014.  A rollforward of the allowance for loan losses for the nine months ended March 31, 2015 and 2014 is presented below:

	Nine months ended March 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$31,401	$31,381
Provisions charged to operations	200	700
Recoveries of loans previously charged off	1	1,027
Loans charged off	713	1,709
Balance at end of period	$30,889	$31,399
Allowance for loan losses to total loans	1.12%	1.29%
Net charge-offs (annualized) to average loans outstanding	0.04%	0.04%

See discussion of the allowance for loan losses in "Comparison of Financial Condition at March 31, 2015 and June 30, 2014-Net Loans" and footnote 6 of the financial statements.

Other Income. Other income increased $3.7 million to $7.9 million for the nine months ended March 31, 2015 from $4.2 million for the nine months ended March 31, 2014.  Results for the nine month period were also significantly impacted by the two sale transactions described in "Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014, Other Income".  Income from bank-owned life insurance increased $360,000 to $1.9 million for the nine months ended March 31, 2015, from $1.5 million for the nine months ended March 31, 2014.  The increase is due to income earned on additional purchases of bank-owned life insurance.  Net income from investments in real estate joint ventures increased $954,000 to $1.5 million for the nine months ended March 31, 2015, from $501,000 for the nine months ended March 31, 2014.  As discussed in prior filings, issues related to flooding at one commercial property had decreased occupancy and income.  This situation impacted the 2014 results. These issues have been resolved as a new grocery anchor tenant is in place and fully operational.

Other Expenses.  Other expenses increased $2.6 million to $32.1 million for the nine months ended March 31, 2015, from $29.5 million for the nine months ended March 31, 2014.   The increase was primarily due to real estate owned operations, which increased $1.4 million to $1.5 million for the nine months ended March 31, 2015, from $90,000 for the nine months ended March 31, 2014.  In addition to the adjustment described in "Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014, Other Expense", a $900,000 valuation adjustment was recognized on the Company's largest REO property in December 2014  See additional information regarding real estate owned in "Comparison of Financial Condition at March 31, 2015 and June 30, 2014-Real Estate Owned ("REO").  Compensation, payroll taxes and fringe benefits increased $785,000 to $22.3 million for the nine months ended March 31, 2015, from $21.5 million for the nine months ended March 31, 2014.  The factors described in "Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014, Other Expense" regarding compensation, payroll taxes and fringe benefits is also applicable to the nine month period.

Income Tax Expense. Income tax expense for the nine months ended March 31, 2015, was $17.3 million, due to pre-tax income of $48.4 million, resulting in an effective tax rate of 35.6%.  For the nine months ended March 31, 2014, income tax expense was $16.3 million, due to pre-tax income of $47.4 million, resulting in an effective tax rate of 34.4%.  The factor described in "Comparison of Operating Results for the Three Months Ended March 31, 2015 and 2014, Income Tax Expense" regarding the increased effective tax rate is also applicable to the nine month period.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, Federal Home Loan Bank ("FHLB") borrowings and investment maturities.  While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company has other sources of liquidity if a need for additional funds arises, including advances from the FHLB and Federal Reserve Bank of New York.

At March 31, 2015 and June 30, 2014, the Company had $118.3 million and $82.0 million in overnight borrowings from the FHLB, respectively.  In addition, the Company had additional short term borrowings of $255.0 million at June 30, 2014. There were no short term borrowings at March 31, 2015.  The Company had total borrowings of $774.5 million at March 31, 2015 and $967.4 million at June 30, 2014.  The Company's total borrowings at March 31, 2015 include $656.2 million in longer term borrowings with the FHLB.  In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans.  At March 31, 2015, outstanding commitments to originate loans totaled $62.6 million and outstanding commitments to extend credit totaled $20.2 million.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $491.1 million at March 31, 2015.  Based upon historical experience, management estimates that a large portion of such deposits will remain with the Company.  The portion that remains will be significantly impacted by the renewal rates offered by the Company.

In July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes.  The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent and a common equity Tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets.  The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent and require a minimum leverage ratio of 4.0 percent.  The final rule became effective January 1, 2015, subject to a transition period for various components of the rule that require full compliance for the Company by January 1, 2019, including a capital conservation buffer of 2.5 percent of risk-weighted assets for which the transitional period begins on January 1, 2016.

As of March 31, 2015 and June 30, 2014, the Company and Bank exceeded all regulatory capital requirements as follows:

	March 31, 2015
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Common Equity Tier 1 ("CET1) (to risk-weighted assets)	$508,623	17.66%	$129,632	4.50%
Tier 1capital (to risk-weighted assets)	508,623	17.66%	172,842	6.00%
Total capital (to risk-weighted assets)	539,512	18.73%	230,457	8.00%
Tier I leverage capital (to average assets)	508,623	15.48%	131,394	4.00%

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Common Equity Tier 1 ("CET1) (to risk-weighted assets)	$453,568	15.91%	$128,306	4.50%
Tier 1 capital (to risk-weighted assets)	453,568	15.91%	171,075	6.00%
Total capital (to risk-weighted assets)	484,207	16.98%	228,100	8.00%
Tier I leverage capital (to average assets)	453,568	13.99%	129,730	4.00%

	June 30, 2014
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Total capital (to risk-weighted assets)	$555,499	20.19%	$220,090	8.0%
Tier I capital (to risk-weighted assets)	524,098	19.05%	110,045	4.0%
Tier I capital (to average assets)	524,098	17.11%	122,504	4.0%

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Total capital (to risk-weighted assets)	$476,614	17.54%	$217,408	8.0%
Tier I capital (to risk-weighted assets)	445,403	16.39%	108,704	4.0%
Tier I capital (to average assets)	445,403	14.34%	124,250	4.0%

Critical Accounting Policies

Note 1 to the Company's Audited Consolidated Financial Statements for the year ended June 30, 2014, included in the Company's Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated Balance Sheets at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodologies used to determine the allowance for loan losses and judgments regarding the valuation of securities as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company's financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors. For a further discussion of the critical accounting policies of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K, for the year ended June 30, 2014.

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates.  As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

(i)	originating multifamily and commercial real estate loans that generally tend to have shorter interest duration and generally have interest rates that reset primarily at five years. The chart below provides maturity/repricing information for the entire loan portfolio, the majority of which is comprised of multifamily and commercial real estate loans;

(ii)	investing in shorter duration securities and mortgage-backed securities;

(iii)	obtaining general financing through FHLB advances with a fixed long term; and

(iv)	utilizing interest rate swaps or other derivative instruments.

Loan Portfolio by Reprice/Maturity Date
At March 31, 2015
(Dollars in thousands)

Repricing or Maturing Within:	Amount	Weighted Average Rate	% of Total Loans	Cumulative % of Total Loans
1 Year or less	$165,286	5.03%	6.00%	6.00%
1 - 3 years	924,891	3.87%	33.56%	39.55%
3 - 5 years	913,342	3.91%	33.14%	72.69%
5 - 7 years	263,563	4.01%	9.56%	82.25%
7 to 10 years	159,221	4.75%	5.78%	88.03%
Greater than 7 years	330,004	5.11%	11.97%	100.00%
Total Originations	$2,756,307	4.17%	100.00%

 March 31, 2015 39.6% of the loan portfolio matured or repriced in 3 years or less, and 72.7% matured or repriced in 5 years or less.

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

Net Portfolio Value. We compute the amounts by which the net present value of cash flow from assets, liabilities and off balance sheet items (the institution's net portfolio value or "NPV") would change in the event of a range of assumed changes in market interest rates. A basis point equals one-hundredth of one percent, and 100 basis points equals one percent. An increase in interest rates from 3% to 4% would mean, for example, a 100 basis point increase in the "Change in Interest Rates" column below.

The table below sets forth, as of March 31, 2015, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) basis points
	(Dollars in thousands)
+200	$491,650	$(57,987)	(10.6)%	15.3%	(108)
+100	526,529	(23,108)	(4.2)%	16.0%	(37)
—	549,637	—	0.0%	16.3%	—
(100)	613,972	64,335	11.7%	17.7%	139

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at March 31, 2015, in the event of a 100 basis point decrease in interest rates, we would experience an 9.7% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 11.7% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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

There were no changes made in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting during the period covered by this report.

Part II – Other Information

Item 1. Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company's financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from those risk factors previously disclosed in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 15, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.
(b)	Use of Proceeds. Not applicable.
(c)	Repurchase of Our Equity Securities. The following table shows the Company's repurchases of its common stock for each calendar month in the three months ended March 31, 2015 and the stock repurchase plan approved by our Board of Directors.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 31, 2015	149,551	$14.40	149,551	200,524
February 28, 2015	200,807	14.27	200,807	2,205,168
March 31, 2015	75,084	14.38	75,084	2,130,084
	425,442		425,442

On March 4, 2015, the Board of Directors of the Company authorized a fourth stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5 % of the outstanding shares, or 2,205,451 shares.  As of  May 8, 2015, the Company has repurchased, under the repurchase plans approved since the second step transaction, 13,036,448 shares of its stock at an average price of $13.25 per share.

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Registration Statement on Form S-1 of Oritani Financial Corp. (file no. 333-165226), originally filed with the Securities and Exchange Commission on March 5, 2011.
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

ORITANI FINANCIAL CORP.

Date:	May 8, 2015	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date:	May 8, 2015	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer