Form 10-K
period 2015-06-30
Oritani Financial Corp
filed 2015-09-14
CIK 1483195

SECURITIES AND EXCHANGE COMMISSION
450 Fifth Street, N.W.
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended         June 30, 2015
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
(Registrant's telephone number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Small reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES YES ☐ NO ☒

As of September 14, 2015, there were 56,245,065 shares of the Registrant's common stock, par value $0.01 per share, issued and 43,937,006 shares outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2014, as reported by the Nasdaq Global Market, was approximately $583.2 million.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2015 Annual Meeting of Stockholders of the Registrant (Part III).

Oritani Financial Corp.
2015 Annual Report on Form 10-K

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

This Annual Report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements may be identified by reference to a future period or periods, or by use of forward looking terminology, such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to significant risks, assumptions, and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events: general economic conditions, either nationally or in our market or service areas, that are worse than expected; significantly increased competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins or fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; changes in consumer spending, borrowing, and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, taxing authorities and the Financial Accounting Standards Board; and changes in our organization, compensation, and benefit plans.

Oritani Financial Corp. ("the Company") wishes to caution readers not to place undue reliance on any such forward looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake and specifically declines any obligation to publicly release the results of any revisions, which may be made to any forward looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Oritani Financial Corp.

Oritani Financial Corp. is the stock holding company for Oritani Bank. It is a Delaware corporation that was incorporated in March 2010. The Company is the successor to Oritani Financial Corp. ("Oritani-Federal"), a federal corporation and former stock holding company of Oritani Bank. In conjunction with the second step transaction of Oritani Financial Corp., MHC, the former mutual holding company parent, Oritani-Federal ceased to exist and the Company became its successor. The second step transaction was completed on June 24, 2010 and accounted for as capital raised by entities under common control. The Company sold a total of 41,363,214 shares of common stock at $10.00 per share in the related stock offering. Concurrent with the completion of the offering, shares of Oritani-Federal common stock owned by public stockholders were exchanged for 1.50 shares of the Company's common stock. In lieu of fractional shares, shareholders were paid in cash. The Company also issued 481,546 shares of common stock for the accelerated vesting of restricted stock awards triggered by the conversion. As a result of the offering, the exchange, and shares issued due to the accelerated vesting, as of June 30, 2010, the Company had 56,202,485 shares outstanding. Net proceeds from the offering were $401.8 million.

Oritani Financial Corp. owns 100% of the outstanding shares of common stock of Oritani Bank. Oritani Financial Corp. primarily engages in the business of holding the common stock of Oritani Bank as well as two limited liability companies that own a variety of real estate investments. Oritani Financial Corp.'s executive office is located at 370 Pascack Road, in the Township of Washington, New Jersey 07676, and its telephone number is (201) 664-5400. Oritani Financial Corp. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System ("FRB"). At June 30, 2015, Oritani Financial Corp. had consolidated assets of $3.35 billion, consolidated deposits of $1.96 billion and consolidated stockholders' equity of $517.7 million. Its consolidated net income for the fiscal year ended June 30, 2015 was $46.9 million.

Oritani Financial Corp.'s website (www.oritani.com) contains a link to the Company's filings with the Securities and Exchange Commission including copies of annual reports on Form 10-K, current reports on Form 8-K, and amendments to these filings, if any. These filings can be found under the 'Investor Relations' heading. Oritani-Federal filings can also be found here. Information on the website should not be considered a part of this report.

Oritani Bank

General

Oritani Bank is a New Jersey-chartered savings bank headquartered in the Township of Washington, New Jersey. Oritani Bank was originally founded in 1911, as a New Jersey building and loan association. Over the years, Oritani Bank has expanded through internal growth as well as through a series of business combinations. Oritani Bank conducts business from its corporate office located at 370 Pascack Road, in the Township of Washington, New Jersey 07676, a lending office in New York, a lending office in Cherry Hill, and its 24 branch offices located in the New Jersey Counties of Bergen, Hudson, Essex and Passaic. The telephone number at its corporate office is (201) 664-5400. At June 30, 2015, Oritani Bank's assets totaled $3.32 billion and our deposits totaled $1.96 billion.

Our principal business consists of attracting retail and commercial bank deposits from the general public in the areas surrounding our corporate office in the Township of Washington, New Jersey and our branch offices located in the New Jersey Counties of Bergen, Hudson, Essex and Passaic, and investing those deposits, together with funds generated from operations, in commercial real estate loans, one to four family residential mortgage loans as well as in second mortgage and equity loans, and investment securities. We originate loans primarily for investment and hold such loans in our portfolio. Occasionally, we will also enter into loan participations. Our revenues are derived principally from interest on loans and securities as well as our investments in real estate and real estate joint ventures. We also generate revenues from fees and service charges and other income. Our primary sources of funds are deposits, borrowings and principal and interest payments on loans and securities.

Market Area

From our headquarters in the Township of Washington, New Jersey, we operate 25 full service branches, including our corporate office. We operate branches in four counties of New Jersey: Bergen, Hudson, Essex and Passaic. The majority of our branches (seventeen) and deposits are located in Bergen County. In addition, we operate five branches in Hudson County, one branch in Essex County and two branches in Passaic County. Our residential lending area generally encompasses northern New Jersey. Our market area for commercial lending, including multifamily lending or residential CRE, is broader, generally including the state of New Jersey, Eastern Pennsylvania, Southern New York, New York City, Long Island and parts of Connecticut and Delaware.

In terms of population, Bergen County ranks as the largest county in New Jersey (out of 21 counties) while Hudson County ranks fourth, Essex County ranks third and Passaic County ranks ninth. The economy in our primary market area has benefited from being varied and diverse. It is largely urban and suburban with a broad economic base. As one of the wealthiest states in the nation, New Jersey, with an estimated population of 8.9 million, is considered one of the most attractive banking markets in the United States. As of June 2015, the unemployment rate for New Jersey was 6.1%, which was higher than the national rate of 5.3%, with a total of 4.3 million New Jersey residents employed as of June 2015. Bergen County is considered part of the New York metropolitan area. Its county seat is Hackensack. Bergen County ranks 50th among the highest-income counties in the United States in 2013 in terms of per-capita income.

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

Hudson County's only land border is with Bergen County to the north and west. It is bordered by the Hudson River and Upper New York Bay to the east; Kill van Kull (which connects Newark Bay with Upper New York Bay) to the south and Newark Bay and the Hackensack River or the Passaic River to the west.

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2014, the latest date for which statistics are available, our market share of deposits was approximately 3.2% in Bergen County and less than 1.0% in each of Essex, Hudson, and Passaic Counties.

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

Lending Activities

Our principal lending activity is the origination of residential commercial real estate loans and commercial real estate loans as well as residential real estate mortgage loan and home equity loans.  Our residential commercial real estate portfolio consists primarily of mortgage loans secured by apartment buildings.  Our commercial real estate portfolio consist primarily of mortgage loans secured by retail anchor shopping centers, commercial offices, retail space, warehouses, and mixed-use buildings.  Our residential real estate portfolio consists of one to four family residential real property and home equity loans.  The residential commercial real estate and commercial real estate portfolios represented $2.61 billion, or 93.1%, of our total loan portfolio at June 30, 2015.  One to four family residential real estate mortgage loans represented $186.3 million, or 6.7%, of our total loan portfolio at June 30, 2015.  As market rates for residential loans have decreased, Oritani Bank's rates for these products have been less than competitive.  Consequently, residential loan balances have been relatively flat or decreasing throughout the last four fiscal years.  At June 30, 2015, construction and land loans totaled $6.1 million, or 0.2%, of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated.

	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential	$186,342	6.7%	$158,180	6.2%	$151,372	6.5%	$168,745	6.8%	$211,628	10.1%
Residential CRE	1,229,816	44.0	998,439	39.2	996,168	43.0	757,597	33.5	503,540	27.8
Credit/Grocery Retail CRE	481,216	17.2	624,705	24.5	364,741	15.7	298,907	54.9	270,897	52.9
Other CRE	894,016	32.0	729,071	28.6	760,336	32.8	757,615	1.5	632,876	2.3
Construction and land loans	6,132	0.2	34,951	1.4	44,537	1.9	48,887	2.4	86,502	5.1
Total loans	2,797,522	100.0%	2,545,346	100.0%	2,317,154	100.0%	2,031,751	100.0%	1,705,443	100.0%
Other items:
Net deferred loan origination fees	10,421		10,051		9,991		7,747		6,080
Allowance for loan losses	30,889		31,401		31,381		31,187		26,514
Total loans, net	$2,756,212		$2,503,894		$2,275,782		$1,992,817		$1,672,849

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2015. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	Residential		Residential CRE		Credit/Grocery Retail CRE		Other CRE		Construction and Land Loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due During the Years Ended June 30,	(Dollars in thousands)
2016	$22,284	3.64%	$37,319	4.99%	$33,598	4.75%	$44,134	5.12%	$5,118	4.34%	$142,453	4.74%
2017 to 2018	20,509	5.15	360,124	3.70	128,838	3.97	176,445	4.33	700	5.00	686,616	3.96
2019 to 2020	10,004	4.26	596,982	3.69	367,348	3.80	298,216	4.04	—	—	1,272,550	3.81
2021 to 2025	17,262	4.11	160,997	4.17	136,739	4.26	50,845	5.25	—	—	365,843	4.35
2026 to 2030	20,535	4.12	57,005	5.13	29,858	5.25	54,322	6.03	314	5.75	162,034	5.33
2031 and beyond	95,748	4.36	17,389	5.01	20,658	5.38	34,231	5.71	—	—	168,026	4.83
Total	$186,342	4.31%	$1,229,816	3.88%	$717,039	4.07%	$658,193	4.53%	$6,132	4.49%	$2,797,522	4.11%

The following table sets forth, at June 30, 2015, the dollar amount of all fixed- and adjustable-rate loans that are contractually due after June 30, 2016.

	Due After June 30, 2016
	Fixed	Adjustable	Total
	(In thousands)
Residential	$152,082	$11,976	$$164,058
Residential CRE	173,319	1,019,178	1,192,497
Credit/Grocery Retail CRE	147,593	535,848	683,441
Other CRE	194,389	419,670	614,059
Construction and land loans	1,014	—	1,014
Total loans	$668,397	$1,986,672	$2,655,069

Loans:

Residential Loans. We originate one to four family residential mortgage loans, substantially all of which are secured by properties located in our primary market area.  At June 30, 2015, $186.3 million, or 6.7% of our loan portfolio, consisted of one to four family residential mortgage loans and home equity loans.  We generally retain for our portfolio substantially all of the loans that we originate.  Residential mortgage loan originations are generally obtained from existing or past customers, through advertising, and through referrals from local builders, real estate brokers, and attorneys and are underwritten pursuant to Oritani Bank's policies and standards.  The Company maintains a program where a fee is paid to a broker for a loan referral that results in an origination or a purchase of a recently closed loan.  Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%.  We generally will not make loans with a loan-to-value ratio in excess of 90%.  Fixed rate mortgage loans are originated for terms of up to 30 years.  Generally, fixed rate residential mortgage loans are underwritten according to Freddie Mac guidelines, policies and procedures, with a maximum origination amount of $2.0 million.  Oritani Bank's residential underwriting satisfies the "qualified mortgages" regulations issued by the Consumer Financial Protection Bureau.  Oritani Bank will not originate non-qualified mortgage loans.  We do not originate or purchase, and our loan portfolio does not include, any sub-prime loans.

We also offer adjustable rate mortgage loans for one to four family properties, with an interest rate based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one-year, which adjust either annually or every three years from the outset of the loan or which adjusts annually after a five-, seven- or ten-year initial fixed rate period.  Originations of adjustable rate residential mortgage loans totaled $9.3 million and $5.3 million for the fiscal years ended June 30, 2015 and 2014, respectively.  Our adjustable rate residential mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate.  Our adjustable rate residential mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the Bank's risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower.  At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates.  Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates.  At June 30, 2015, $30.6 million, or 16.4% of our residential mortgage loans, had adjustable rates of interest.

In an effort to provide financing for first-time home buyers, we offer our own first-time home buyer loan program.  This program offers one to four family residential mortgage loans to qualified individuals.  These loans are underwritten and offered with terms and adjustable and fixed rates of interest similar to our other one to four family mortgage loan products.  With this program, borrowers receive a discounted mortgage interest rate and do not pay certain loan origination fees.  Such loans must be secured by an owner-occupied residence.  These loans are originated using similar underwriting guidelines as our other one to four family mortgage loans.  Such loans are originated in amounts of up to 90% of the lower of the property's appraised value or the sale price.  Private mortgage insurance is not required for such loans.  The maximum amount of such loan is $275,000.  We also participate in the Federal Home Loan Bank's ("FHLB") Mortgage Partnership Finance ("MPF") program.  The MPF program offers potentially lower rates to qualified individuals on one to four family residential mortgage loans and provides the Bank with additional opportunity for income.  Loans originated through the MPF program can be sold to FHLB with minimal recourse to the Bank.

We also offer our directors, officers and employees who satisfy certain criteria and our general underwriting standards fixed or adjustable rate loan products with reduced interest rates, excluding loans originated through the MPF program.  These loans adhere to all other terms and conditions contained in the loan policy.

All residential mortgage loans that we originate include "due-on-sale" clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.  Regulations limit the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated.  All borrowers are required to obtain title insurance for the benefit of Oritani Bank.  We also require homeowner's insurance and fire and casualty insurance and, where circumstances warrant, flood insurance on properties securing real estate loans.

We also offer second mortgage loans and home equity lines of credit, which are included in the residential mortgage loan portfolio.  These mortgage loans are secured by one to four family residences, substantially all of which are located in our primary market area.  At June 30, 2015, second mortgage and equity loans totaled $8.1 million, or 0.29% of total loans.  Additionally, at June 30, 2015, the unadvanced amounts of home equity lines of credit totaled $5.0 million.  The underwriting standards utilized for second mortgage loans and equity lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan.  The combined (first and second mortgage liens) loan-to-value ratio for second mortgage loans and home equity lines of credit is generally limited to 70%.  Second mortgage loans are offered with fixed and adjustable rates of interest and with terms of up to 30 years.  Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal.

Second mortgage loans and equity loans entail greater risk than do residential mortgage loans, particularly if they are secured by an asset that has a superior security interest.  In addition, equity loan collections depend on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Commercial Real Estate ("CRE") Loans. We originate residential and non-residential commercial real estate mortgage loans.  At June 30, 2015, $2.61 billion, or 93.1% of our loan portfolio, consisted of commercial real estate loans.  Our residential CRE mortgage loans, $1.23 billion or  44.0% of our loan portfolio, are primarily permanent loans secured by apartment buildings and mobile home parks.  The non-residential CRE mortgage portfolio consists of credit/grocery retail CRE and other CRE.  Our credit/grocery retail CRE mortgage loans, $481.2 million or 17.2% of our loan portfolio, are primarily permanent mortgage loans secured by grocery or credit anchor tenants at multi-store, or stand alone, facilities.  Our other CRE mortgage loans, $894.0 million or 32.0% of our loan portfolio, are primarily permanent loans secured by improved property such as retail multi-stores without a credit anchor, mixed-use properties, self-storage facilities, commercial warehouses, and office buildings.  The typical CRE mortgage loan has a fixed rate of interest for the first three or five years, after which the loan reprices to a market index plus a spread, with a floor of the original rate. The fixed rate period is occasionally extended to as much as ten years.  These loans typically amortize over 30 years though we will often require shorter amortization. We also offer such loans on a self-amortizing basis with fixed rate terms up to 20 years.  References to commercial real estate loans below refer to residential and non-residential commercial real estate.

The terms and conditions of each CRE loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors.  In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower's expertise and credit history, risks inherent in the property's tenants, the global cash flows of the borrower, the value of the underlying property and other factors.  Loan to value ratios are a very important consideration.  Depending on the collateral type, our lending policies allow commercial real estate loan originations in an amount up to 80% of the appraised value or the purchase price of the property, whichever is less.  However, our maximum loan to value ratio is generally 75%.  Other factors we consider, with respect to commercial real estate rental properties, include the term of the lease(s) and the quality of the tenant(s).  We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.2 times.  Environmental reports are generally required for commercial real estate loans.  Commercial real estate loans made to corporations, partnerships and other business entities may require personal guarantees by the principals as warranted.  Property inspections are conducted, for most CRE loans, no less than every three years, or more frequently as warranted.

For commercial real estate loans with balances greater than $2.0 million, a borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates and payment history reviews.  We require commercial borrowers to provide annually updated financial statements and federal tax returns.  These requirements also apply to the individual principals of our commercial borrowers.  We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The largest residential CRE loan in our portfolio at June 30, 2015 was a $33.8 million loan secured by multi-tenant, mixed use buildings, located in Brooklyn, New York.  The largest credit/grocery retail CRE loan at June 30, 2015 was a $30.1 million loan secured by several freestanding pharmacy stores, located in Virginia, Pennsylvania and Connecticut.  The largest other CRE loan in our portfolio at June 30, 2015 was a $32.4 million loan secured by retail tenant properties, located in Bronx, New York.  All of these loans are performing in accordance with their terms.  Our largest commercial real estate relationship consisted of 47 properties primarily secured by Credit/Grocery retail CRE (bank branches, CVS stores & Walgreens stores), located mainly in our primary market area with a real estate investment manager.  The aggregate outstanding loan balance for this relationship, comprised of several legal entities, is $63.9 million at June 30, 2015, and these loans are all performing in accordance with their terms.

Loans secured by commercial real estate (residential and non-residential) generally involve larger principal amounts and a greater degree of risk than one to four family residential mortgage loans.  Because payments on loans secured by commercial real estate are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.  See "Item 1A, Risk Factors – Current Market and Economic Conditions May Significantly Affect Our Operations and Financial Condition."

Construction Loans. We curtailed construction lending during fiscal 2009 due to market and economic conditions and now only originate such loans on an exception basis.  We originate construction loans for the development of one to four family residential properties located in our primary market area.  Residential construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences.  At June 30, 2015, construction and land loans totaled $6.1 million, or 0.2% of total loans.

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

Loan Originations, Purchases, Sales, Participations and Servicing of Loans. Lending activities are conducted primarily by our loan personnel operating at our corporate office as well as commercial real estate origination offices in Cherry Hill, New Jersey and New York City.  All loans originated by us are underwritten pursuant to our policies and procedures.  We originate both adjustable rate and fixed rate loans.  Our ability to originate fixed or adjustable rate loans is dependent upon the relative customer demand for such loans, which is affected by the current and expected future levels of market interest rates.

During the fiscal year ended June 30, 2015, loan originations totaled $668.5 million, all of which were retained by us.  There were no loan purchases in 2015 or 2014.  There were no loans originated and sold under the FHLB MPF program during fiscal 2015 or 2014.

We will also participate in loans, sometimes as the "lead lender."  Whether we are the lead lender or not, we underwrite our participation portion of the loan according to our own underwriting criteria and procedures.  At June 30, 2015, we had $12.9 million in loan participation interests.

At June 30, 2015, we were servicing loans sold in the amount of $4.3 million.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

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

Loans are placed on non-accrual status when they are more than 90 days delinquent.  When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed.  Once the outstanding principal balance is brought current, income is recognized to the extent the loan is deemed fully collectible.  If the deficiencies causing the delinquency are resolved, such loans may be returned to accrual status once all arrearages are resolved and a period of satisfactory payment performance, usually six months.  See additional discussion regarding our non-performing assets at June 30, 2015 in "Management Discussion and Analysis."

Non-Performing Assets and Restructured Loans. The table below sets forth the amounts and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	At June 30,
	2015 (1)	2014 (2)	2013 (3)	2012 (4)	2011 (5)
Non-performing assets	(Dollars in thousands)
Non-accrual loans:
Residential	$1,329	$5,350	$4,044	$4,847	$1,268
Residential CRE	311	3,508	7,139	616	549
Other CRE	10,711	8,670	9,539	6,242	5,154
Construction and land loans	224	444	3,188	6,637	8,332
Total non-accrual loans	$12,575	$17,972	$23,910	$18,342	$15,303
Loans greater than 90 days delinquent and still accruing	$—	$—	$—	$—	$—
Total non-performing loans	$12,575	$17,972	$23,910	$18,342	$15,303
Real estate owned	4,059	3,850	1,742	2,740	3,967
Total non-performing assets	$16,634	$21,822	$25,652	$21,082	$19,270
Ratios:
Non-performing loans to total loans	0.45%	0.71%	1.03%	0.90%	0.90%
Non-performing assets to total assets	0.50%	0.69%	0.91%	0.78%	0.74%

Troubled Debt Restructurings
Non-performing TDRS (included in nonaccrual loans)
Residential	188	3,080	200	—	—
Residential CRE	311	501	468	—	—
Other CRE	2,710	4,386	1,087	—	2,126
Construction and land loans	224	—	—	6,636	5,843
Total Non-performing TDRs	$3,433	$7,967	$1,755	$6,636	$7,969
Performing TDRs
Residential	—	—	372	379	—
Other CRE	418	—	—	4,712	598
Construction and land loans	—	—	1,664	—	898
Total Performing TDRs	418	—	2,036	5,091	1,496
Total Troubled Debt Restructurings	$3,851	$7,967	$3,791	$11,727	$9,465

(1)	Included in nonaccrual loans are residential loans totaling $425,000 and other commercial real estate loans totaling $6.1 million that were less than 30 days delinquent, and residential loan totaling $16,000, residential CRE totaling $311,000 and other commercial real estate loans totaling $1.1 million that were less than 90 days delinquent.

(2)	Included in nonaccrual loans are residential loans totaling $3.0 million, residential CRE loans totaling $501,000, other commercial real estate loans totaling $4.1 million that were less than 30 days delinquent, and residential loans totaling $17,000 and other commercial real estate loan totaling $1.0 million that were less than 90 days delinquent.

(3)	Included in nonaccrual loans are residential loans totaling $217,000 and other commercial real estate loans totaling $1.5 million that were less than 30 days delinquent, and residential loans totaling $739,000 and other commercial real estate loans totaling $61,000 that were less than 90 days delinquent.

(4)	Included in nonaccrual loans are residential loans totaling $34,000 and construction loans totaling $1.7 million that were less than 30 days delinquent and residential loans totaling $7,000 that was less than 90 days delinquent.

(5)	Included in nonaccrual loans are other commercial loans totaling $1.5 million and construction loans totaling $4.9 million were less than 30 days delinquent.

As noted in the above table, there were nonaccrual loans of $12.6 million at June 30, 2015 and $18.0 million at June 30, 2014.  Additional interest income of $878,000 and $562,000 would have been recorded during the years ended June 30, 2015 and 2014, respectively, if the loans had performed in accordance with their original terms.  Interest income on these loans of $186,000 and $907,000 was included in net income for the years ended June 30, 2015 and 2014, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations- Comparison of Operating Results for the Years Ended June 30, 2015 and June 30, 2014, Provision for Loan Losses."

Delinquent Loans. The following table sets forth our loan delinquencies by type, amount and loan relationship at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2015
Residential	3	$432	4	$888	7	$1,320
Residential CRE	1	311	—	—	1	311
Other CRE	—	—	3	3,569	3	3,569
Construction and land loans	—	—	1	224	1	224
Total	4	$743	8	$4,681	12	$5,424
At June 30, 2014		—		—		—
Residential	1	$214	6	$2,374	7	$2,588
Residential CRE	—	—	3	3,007	3	3,007
Other CRE	—	—	5	3,580	5	3,580
Construction and land loans	—	—	4	444	4	444
Total	1	$214	18	$9,405	19	$9,619
At June 30, 2013		—		—		—
Residential	6	$1,530	6	$3,088	12	$4,618
Residential CRE	1	203	3	7,139	4	7,342
Other CRE	5	1,710	7	7,963	12	9,673
Construction and land loans	—	—	1	3,188	1	3,188
Total	12	$3,443	17	$21,378	29	$24,821
At June 30, 2012		—		—		—
Residential	3	$1,729	12	$4,806	15	$6,535
Residential CRE	1	1,125	3	616	4	1,741
Other CRE	3	2,520	11	6,242	14	8,762
Construction and land loans	1	3,188	1	4,895	2	8,083
Total	8	$8,562	27	$16,559	35	$25,121
At June 30, 2011
Residential	6	$1,210	7	$1,268	13	$2,478
Residential CRE	2	3,810	3	550	5	4,360
Other CRE	1	307	9	5,153	10	5,460
Construction and land loans	—	—	4	8,332	4	8,332
Total	9	$5,327	23	$15,303	32	$20,630

In addition to the delinquent loans listed above, we had loans that were delinquent 90 days or more past due as to principal.  Typically, such loans had passed their maturity date but continued making monthly payments, keeping their interest current, while negotiating external financing or an extension from the Company.  There were no loans delinquent 90 days or more past their maturity date at June 30, 2015 or 2014.  At June 30, 2013, loans delinquent 90 days or more past their maturity date totaled $10.0 million. Loans with principal balances of $8.4 million continued making monthly payments and were subsequently extended by us, which negated their past due maturity status.  Loans with principal balances of $448,000 subsequently paid in full.  One loan with a principal balance of $1.2 million, became past due regarding the monthly payments and is classified as nonaccrual at June 30, 2015.  At June 30, 2012 and 2011, loans that had passed their maturity date totaled $6.5 million and $6.3 million, respectively.

Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold.  When property is acquired it is recorded at the lower of cost or fair market value at the date of foreclosure, establishing a new cost basis.  Holding costs and declines in fair value result in charges to expense after acquisition.  The Company had real estate owned of $4.1 million at June 30, 2015 and $3.9 million at June 30, 2014.  During the twelve months ended June 30, 2015, Oritani Bank obtained title to five properties securing $3.6 million of non-performing loans.  The properties were written down to $2.9 million upon acquisition.  Declines in the fair value of some properties within the real estate owned portfolio prompted write-downs of $1.4 million by June 30, 2015.  The Company sold two properties with book value of $1.3 million during the twelve months ended June 30, 2015.  Proceeds from the sale of real estate owned were $1.4 million, resulting in gross gains of $53,000.

Classified Assets. Federal Deposit Insurance Corporation ("FDIC") regulations provide that loans and other assets of lesser quality should be classified as "substandard," "doubtful" or "loss" assets.  An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  "Substandard" assets include those characterized by the "distinct possibility" that we will sustain "some loss" if the deficiencies are not corrected.  Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable."  Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

We are required to establish general allowances for loan losses for loans classified substandard or doubtful, as well as for other problem loans, including those classified as special mention or watch.  General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When we classify problem assets as "loss," we are required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.  The Company utilizes the services of a third party loan review firm to help ensure that loans are properly classified.  They report to the Audit Committee quarterly and their scope is determined by the Audit Committee annually.  On an annual basis, the loan review firm reviews a significant portion of the existing portfolio over the course of the year, typically an aggregate of at least 65% of the commercial real estate portfolios, including a sampling of both new and seasoned loans, a review of all Regulation "O" loans, all construction loans and review of all delinquent loans.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and the New Jersey Department of Banking and Insurance ("NJDOBI") which can order the establishment of additional general or specific loss allowances.  Such examinations typically occur annually.  Our last examination by the FDIC was as of September 30, 2013 and by the NJDOBI as of December 31, 2014.

The following table shows the aggregate amounts of our classified assets, including non-performing loans, at the date indicated.

	Classified Assets At
	June 30, 2015		June 30, 2014		June 30, 2013
	Number	Amount	Number	Amount	Number	Amount
Substandard assets:
Residential	9	$4,921	9	$5,350	10	$4,416
Residential CRE	3	5,690	5	3,508	4	7,342
Other CRE	20	19,885	28	53,998	20	22,302
Construction and land loans	1	224	4	444	3	5,464
Total	33	$30,720	46	$63,300	37	$39,524

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations.  Not all classified assets constitute non-performing assets.

We also utilize additional classifications for assets that do not meet the definition of any of the classified assets yet contain an element that warrants a rating that is less than "pass."  We classify an asset as "special mention" if the asset has a potential weakness that warrants management's close attention.  While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset.  Our assets classified as "special mention" totaled $17.9 million, $20.9 million and $53.3 million at June 30, 2015, 2014, and 2013, respectively.  We also utilize the classification of "watch" for assets where complete current information has not been procured or a minor weakness is indicated.  Our assets classified as "watch" totaled $109.3 million, $103.1 million and $100.4 million at June 30, 2015, 2014 and 2013, respectively.

Impaired Loans. The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement.  Loans we individually classify as impaired include residential CRE, credit/grocery retail CRE, Other CRE and construction loans with balances of $1.0 million or more, unless a condition exists for loans less than $1.0 million that would increase the Bank's potential loss exposure.  Troubled debt restructurings ("TDRs") are also included in impaired loans regardless of balance.  Impaired loans are individually assessed to determine that each loan's carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows.  If the loan's carrying value does exceed the fair value, specific reserves are established to reduce the loan's carrying value.  For classification purposes, impaired loans are typically classified as substandard.  Impaired loans at June 30, 2015, 2014 and 2013 were $15.8 million,  $19.4 million and $25.7 million, respectively.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable.  Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions.  Loan losses are charged to the allowance for loans losses and recoveries are credited to it.  Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating probable losses.  We regularly review the loan portfolio and make adjustments for loan losses in order to maintain the allowance for loan losses in accordance with U.S. generally accepted accounting principles ("GAAP").  The allowance for loan losses consists primarily of the following two components:

(1) Specific allowances are established for impaired loans.  The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the present value of expected future cash flows discounted at the original loan's effective interest rate or the underlying collateral value (less estimated costs to sell) if the loan is collateral dependent, and the carrying value of the loan.  No reserve is necessary if the impaired value exceeds the book value.  Impaired loans are included within the Substandard classification.

(2) General allowances are established for loan losses on a portfolio basis for loans that do not meet the definition of impaired.  The portfolio is grouped into similar risk characteristics, primarily loan type, collateral type, and internal credit risk rating.  We apply an estimated loss rate to each loan group.  The loss rates applied are based on our five year look back period, which measures our historical charge-offs, and our loss emergence period, which represents the estimated average time between when a loss event occurs and when such loss is specifically reserved or charged off.  This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.  Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

The adjustments to our loss experience are based on our evaluation of several environmental factors, including:

•	actual loss history incurred on similar loans;
•	changes in local, regional, national, and international economic and business conditions and developments that affect the collectibility of our portfolio, including the condition of various market segments;
•	changes in the nature and volume of our portfolio and in the terms of our loans;
•	changes in the experience, ability, and depth of lending management and other relevant staff;
•	changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;
•	changes in the quality of our loan review system; and
•	changes in the value of underlying collateral for collateral-dependent loans;
•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and

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

Each quarter we evaluate the allowance for loan losses and adjust the allowance as appropriate through a provision or recovery for loan losses.  While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  In addition, as an integral part of their examination process, the NJDOBI and the FDIC will periodically review the allowance for loan losses.  They may require us to adjust the allowance based on their analysis of information available to them at the time of their examination.  Such examinations typically occur annually.  Our last examination by the FDIC was as of September 30, 2013 and as of December 31, 2014 by the NJDOBI.

The Company previously maintained an unallocated component related to the general allowance.  Management did not target a specific unallocated percentage of the total general allocation, or total allowance for loan losses.  The primary purpose of the unallocated component was to account for the inherent imprecision of the loss estimation process related primarily to periodic updating of appraisals on impaired loans, as well as periodic updating of commercial loan credit risk ratings by loan officers and the Company's internal credit review process.  Enhancements in the allowance for loan loss methodology during the year ended June 30, 2015 has eliminated the use of the unallocated component.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the fiscal years indicated.

	At or For the Years Ended June 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$31,401	$31,381	$31,187	$26,514	$25,902
Charge-offs:
Residential	333	24	86	669	—
Residential CRE	—	1,226	—	194	—
Other CRE	380	—	1,305	2,127	3,018
Construction and land loans	—	459	2,418	897	5,750
Total charge-offs	713	1,709	3,809	3,887	8,768
Recoveries:
Residential	—	—	—	18	—
Residential CRE	—	10	115	—	—
Other CRE	—	17	—	—	80
Construction and land loans	1	1,002	38	42	—
Total recoveries	1	1,029	153	60	80
Net charge-offs	(712)	(680)	(3,656)	(3,827)	(8,688)
Provision for loan losses	200	700	3,850	8,500	9,300
Balance at end of year	$30,889	$31,401	$31,381	$31,187	$26,514
Ratios:
Net charge-offs to average loans outstanding	0.03%	0.03%	0.17%	0.21%	0.54%
Allowance for loan losses to total loans at end of period	1.10%	1.23%	1.35%	1.53%	1.55%

The increase in the allowance for loan losses during 2011 and 2012, and related provisions, was primarily due to charge-off levels, the evaluation of local and regional economic factors and the growth in the residential and non-residential commercial real estate portfolios as these types of loans inherently contain more credit risk than one to four family residential loans.  The elevated level of charge-offs in the 2011 period was primarily incurred in conjunction with the disposal of two large problem assets.  The allowance for loan losses was relatively stable between 2012 through 2015. The level of provision for loan losses decreased during 2013 and significantly decreased during 2014 and 2015.  Improving delinquency and nonaccrual trends, changes in loan risk ratings, loan growth, charge-offs and economic and business conditions continue to have a meaningful impact on the current level of provision for loan losses.  The provision for loan losses was lower in the 2014 and 2015 periods partially due to these factors.  In addition, improvements in general economic and business conditions have also impacted the level of provisioning by decreasing the necessary level of general allowances.

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

	At June 30,
	2015		2014		2013
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential	$1,521	6.7%	$1,568	6.2%	$2,592	6.5%
Residential CRE	10,814	44.0%	5,327	39.2%	5,539	43.0%
Credit/Grocery Retail CRE	4,042	17.2%	2,652	16.5%	1,947	9.9%
Other CRE	13,943	32.0%	17,995	36.7%	17,460	38.7%
Construction and land loans	569	0.2%	1,108	1.4%	1,233	1.9%
Unallocated	—	0.0%	2,751	0.0%	2,610	0.0%
Total	$30,889	100.0%	$31,401	100.0%	$31,381	100.0%

	At June 30,
	2012		2011
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
		(Dollars in thousands)
Residential	$2,818	8.3%	$1,643	12.4%
Residential CRE	3,307	37.3%	2,774	29.5%
Credit/Grocery Retail CRE	2,050	10.6%	1,603	11.8%
Other CRE	18,191	41.4%	15,548	41.3%
Construction and land loans	2,498	2.4%	3,455	5.1%
Unallocated	2,323	0.0%	1,491	0.0%
Total	$31,187	100.0%	$26,514	100.0%

Investments

The Board of Directors is responsible for adopting our investment policy.  The investment policy is reviewed periodically by management and any changes to the policy are recommended to and subject to the approval of the Board of Directors.  Authority to make investments under the approved investment policy guidelines is delegated to appropriate officers.  While general investment strategies are developed and authorized by the Board of Directors, the execution of specific actions primarily rests with Oritani Bank's President, Chief Financial Officer and Asset/Liability Committee, which have responsibility for ensuring that the guidelines and requirements included in the investment policy are followed and that all securities are considered prudent for investment.  Each of our President, Chief Financial Officer and Asset/Liability Committee have specified authority to purchase various types of investments; all investment purchases in excess of 1% of total assets or $33.5 million, at June 30, 2015, must be approved by our Board of Directors.  All investment transactions are reviewed and ratified or approved (as the case may be) at regularly scheduled meetings of the Board of Directors.  Any investment which, subsequent to its purchase, fails to meet the guidelines of the policy is reported to the Board of Directors at its next meeting where the Board decides whether to hold or sell the investment.

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

The investment policy requires that all securities transactions be conducted in a safe and sound manner.  Investment decisions must be based upon a thorough analysis of each security instrument to determine if its quality and inherent risks fit within Oritani Bank's overall asset/liability management objectives, the effect on its risk-based capital measurement and the prospects for yield and/or appreciation.  The investment policy provides that Oritani Bank may invest in U.S. treasury notes, U.S. and state agency securities, mortgage-backed securities, and other conservative investment opportunities.  Typical investments are currently in U.S. agency or FHLB securities and government sponsored mortgage-backed securities as well as overnight loans to other banks.

Our investment portfolio at June 30, 2015, included $2.1 million in equity securities.  We also invest in mortgage-backed securities, all of which are guaranteed by government sponsored enterprises.  At June 30, 2015, our mortgage-backed securities portfolio totaled $364.8 million, or 10.9% of total assets, and consisted of $349.5 million in fixed-rate securities and $15.5 million in adjustable-rate securities, guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.  Securities can be classified as held to maturity or available for sale at the date of purchase.

U.S. Government and Federal Agency Obligations. At June 30, 2015, the Company did not have U.S. Government and federal agency securities.

Equity Securities. At June 30, 2015, our equity securities portfolio totaled $2.1 million, or 0.1% of our total assets, all of which were classified as available for sale.  The portfolio consists of financial industry common stock. There were no impairment charges on available for sale securities for the twelve months ended June 30, 2015, 2014 or 2013.  Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations.  Such investments are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

Mortgage-Backed Securities. We purchase mortgage-backed securities insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.  We invest in mortgage-backed securities to achieve positive interest rate spreads with minimal administrative expense, and to lower our credit risk as a result of the guarantees provided by Freddie Mac, Fannie Mae or Ginnie Mae.  Our investment policy also authorizes the investment in collateralized mortgage obligations ("CMOs"), also insured or issued by Freddie Mac, Fannie Mae and Ginnie Mae.  We limit CMO investments to those classes of CMOs carrying the most stable cash flows and lowest prepayment risk of any class of CMOs and which pass the Federal Financial Institutions Examination Council's average life restriction tests at the time of purchase.  These CMO classes are typically referred to as Planned Amortization Classes or sequentials.

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

At June 30, 2015, our mortgage-backed securities totaled $364.8 million, or 10.9%, of total assets and 11.9% of interest earning assets.  At June 30, 2015, 4.2% of the mortgage-backed securities were backed by adjustable rate mortgage loans and 95.8% were backed by fixed rate mortgage loans.  The mortgage-backed securities portfolio had a weighted average yield of 2.37% at June 30, 2015.  The fair value of our mortgage-backed securities at June 30, 2015 was $364.6 million, which is $1.4 million more than the amortized cost of $363.2 million.  Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer.  In addition, the market value of such securities may be adversely affected by changes in interest rates.  All of the Company's mortgage-backed securities are insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

Securities Portfolios. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

Securities and Mortgage-Backed Securities Held to Maturity

	At June 30,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Freddie Mac	$1,638	$1,770	$2,315	$2,460	$4,310	$4,597
Fannie Mae	55,808	55,440	27,896	27,755	33,388	32,935
Ginnie Mae	1,928	2,012	2,211	2,324	2,984	3,093
Collateralized mortgage obligations	48,616	48,527	—	—	1,191	1,230
Total securities held to maturity	$107,990	$107,749	$32,422	$32,539	$41,873	$41,855

Securities and Mortgage-Backed Securities Available for Sale

	At June 30,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
United States Government and federal agency obligations	$—	$—	$4,996	$5,087	$9,988	$10,245
Equity securities	1,208	2,110	1,208	1,971	1,210	1,774
Mortgage-backed securities:					-	-
Freddie Mac	5,162	5,325	6,883	7,150	8,743	9,019
Fannie Mae	36,432	36,855	67,543	69,095	43,152	44,756
Collateralized mortgage obligations	213,569	214,673	298,868	300,834	249,278	252,496
Total securities available for sale	$256,371	$258,963	$379,498	$384,137	$312,371	$318,290

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2015 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments, scheduled redemptions or early redemptions that are likely to occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities Held to Maturity
Mortgage-backed securities:
Freddie Mac	$—	—	$—	—%	$63	5.00%	$1,575	2.80%	$1,638	$1,770	2.88%
Fannie Mae	—	—	4,624	2.77	9,718	2.57	41,466	2.57	55,808	55,440	2.59
Ginnie Mae	—	—	—	—	—	—	1,928	3.23	1,928	2,012	3.23
Collateralized mortgage obligations	—	—	—	—	—	—	48,616	2.11	48,616	48,526	2.11
Total securities held to maturity	$—	—	$4,624	2.77%	$9,781	2.59%	$93,585	2.35%	$107,990	$107,748	2.39%

Securities Available for Sale
Equity securities	1,208	—	—	—%	—	—	$—	—	1,208	2,110	—%
Mortgage-backed securities:
Freddie Mac	—	—	693	4.77	671	4.82%	3,799	2.41%	5,163	5,325	3.04
Fannie Mae	—	—	5,485	4.31	11,269	2.10	19,678	2.40	36,432	36,855	2.59
Collateralized mortgage obligations	—	—	6,331	2.13	80,729	2.27	126,510	2.35	213,570	214,673	2.31
Total securities available for sale	$1,208	—	$12,509	3.23%	$92,669	2.27%	$149,987	2.36%	$256,373	$258,963	2.36%

Sources of Funds

General. Deposits have traditionally been the primary source of funds for use in lending and investment activities.  We also use borrowings, primarily FHLB advances, to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage the cost of funds.  In addition, funds are derived from scheduled loan payments, mortgaged-backed securities scheduled payments and prepayments, investment maturities, loan prepayments, retained earnings and income on other earning assets.  While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

Deposits. Our deposits are generated primarily from residents and businesses within our primary market area including the local municipal deposit market.  We offer a selection of deposit accounts, including checking accounts (demand deposits and NOW), money market deposit accounts, savings accounts, retirement accounts and time deposits.  The Bank also accepts brokered deposits and has augmented its usage of these funds to supplement its funding sources and decrease its cost of funds.  Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds must remain on deposit and the interest rate.

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

At June 30, 2015, $777.5 million, or 39.6% of our deposit accounts were time deposits, of which $467.9 million had maturities of one year or less.  We had brokered deposits totaling $248.4 million, $27.8 million and $22.9 million at June 30, 2015, 2014 and 2013, respectively.  The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At June 30,
	2015			2014			2013
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Checking accounts	$436,172	22.22%	0.37%	$444,239	28.09%	0.47%	$361,131	25.43%	0.49%
Money market accounts	589,012	30.01%	0.56%	427,909	27.00%	0.52%	422,878	29.79	0.50%
Savings accounts	160,020	8.15%	0.24%	161,813	10.00%	0.24%	164,622	11.60	0.24%
Time deposits	777,533	39.62%	1.15%	547,014	35.00%	1.01%	471,072	33.18	0.87%
Total deposits	$1,962,737	100.00%	0.73%	$1,580,975	100.00%	0.65%	$1,419,703	100.00%	0.59%

As of June 30, 2015, the aggregate amount of outstanding time deposits in amounts greater than or equal to $100,000 was approximately $431.1 million.  The following table sets forth the maturity of those deposits as of June 30, 2015.

At June 30, 2015
(In thousands)
Three months or less	$121,598
Over three months through six months	66,330
Over six months through one year	66,047
Over one year to three years	118,326
Over three years	58,838

Total	$431,139

Borrowings. Our borrowings primarily consist of advances from the FHLB of New York and, to a lesser extent, advances from other financial institutions.  As of June 30, 2015, we had total borrowings in the amount of $796.4 million, which represented 28.1% of total liabilities, with an estimated weighted average maturity of 2.9 years and a weighted average rate of 2.4%.  The weighted average maturity is estimated because several of our borrowings, under certain circumstances, can be called by the FHLB prior to the scheduled maturity.  If this were to occur, our weighted average maturity would decrease.  However, given the current interest rate environment, management believes it is unlikely any of these advances will be called.  At June 30, 2015, borrowings are secured by mortgage-backed securities and investment securities with a book value of $251.5 million and performing mortgage loans with an outstanding balance of $2.26 billion.

The following table sets forth information concerning balances and interest rates on our FHLB advances and other borrowings at and for the periods shown:

	At or For the Years Ended June 30,
	2015	2014	2013
	(Dollars in thousands)
Balance at end of period	$796,372	$967,443	$833,672
Average balance during period	$871,396	$863,355	$828,088
Maximum outstanding at any month end	$1,043,523	$998,393	$911,678
Weighted average interest rate at end of period	2.39%	2.18%	2.39%
Average interest rate during period	2.66%	2.60%	2.57%

As of June 30, 2015, Oritani had entered into three interest rate swap agreements with total notional amount of $100.0 million.  These agreements feature a period of time where no cash flows are exchanged, an "Effective Date" that indicates the commencement of the exchange of cash flows, followed by a seven year period where Oritani will receive 3 month LIBOR from the counterparty and pay interest to the counterparty at a fixed rate.  See Note 13 of the Notes to the Consolidated Financial Statements.

Subsidiary Activities and Joint Venture Information

Oritani Financial Corp. is the owner of Oritani Bank, Hampshire Financial LLC and Oritani LLC.  Hampshire Financial LLC and Oritani LLC are New Jersey limited liability companies that own real estate and investments in real estate as described below.  In addition, at June 30, 2015, Oritani Financial Corp., either directly or through one of its subsidiaries, had loans with an aggregate balance of $47.6 million on 15 of the properties in which it (either directly or through one of its subsidiaries) had an ownership interest.  All such loans are performing in accordance with their terms.

Oritani Bank has the following subsidiaries: Ormon LLC, Oritani Finance Company, Oritani Investment Corp. and Oritani Asset Corporation.  Ormon LLC is a New Jersey limited liability company that owns real estate investments in New Jersey as well as investments in joint ventures that own income-producing commercial and residential rental properties in New Jersey as described below.

Oritani Finance Company is a New Jersey corporation that invests in non-New Jersey residential CRE and non-residential commercial real estate loans and provides lending opportunities in New York and Pennsylvania.

Oritani Investment Corp. is a New Jersey corporation that owns Oritani Asset Corporation, a real estate investment trust, formed in 1998 for the sole purpose of acquiring mortgage loans and mortgage-backed securities from Oritani Bank.

Oritani Asset Corporation's primary objective is to maximize long-term returns on equity.  At June 30, 2015, Oritani Asset Corporation had $472.2 million in assets.  Oritani Asset Corporation is taxed and operates in a manner that enables it to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

Through these various subsidiaries, we maintain investments in real estate and investment in joint ventures. Detailed below is a summary of these various investments by subsidiary and by type.

Ormon LLC

Ormon LLC is a wholly-owned subsidiary of Oritani Bank. Ormon LLC maintains the following investments in real estate and joint ventures:

Investments in Real Estate

Park Lane Associates—Ormon LLC maintains a 50% undivided ownership interest in Park Lane Associates.  Park Lane Associates is a 142-unit apartment complex located in Little Falls, New Jersey.  Our initial investment was made in March 1980.  For the year ended June 30, 2015, we recognized net income of $335,000 on the investment and received cash distributions of $242,000 during this period.  At June 30, 2015, we had a loan to Park Lane Associates totaling $1.2 million.

Park View Apartments—Ormon LLC maintains a 50% undivided ownership interest in Park View Apartments.  Park View Apartments is a 114-unit apartment complex located in White Hall, Pennsylvania.  We initially invested in Park View in December 1986.  For the year ended June 30, 2015, we recognized net income of $85,000 on the investment in Park View and received cash distributions of $70,000 during this period.  At June 30, 2015, we had a loan to Park View Apartments totaling $852,000.

Winstead Village—Ormon LLC maintains a 50% undivided ownership interest in Winstead Village.  Winstead Village is a 40-unit apartment complex located in Moorestown, New Jersey.  We initially invested in Winstead in December 1986.  For the year ended June 30, 2015, we recognized net income of $88,000 on the investment and received cash distributions of $30,000 during this period.  At June 30, 2015, we had a loan to Winstead Village totaling $558,000.

Parkway East—Ormon LLC maintains a 50% undivided ownership interest in Parkway East.  Parkway East is a 43-unit apartment complex located in Caldwell, New Jersey.  We initially invested in Parkway East in July 1981.  For the year ended June 30, 2015, we recognized net income of $114,000 on the investment in Parkway East and received cash distributions of $78,000 during this period.  We have no loans to this entity.

Marine View Apartments—Ormon LLC maintains a 75% undivided ownership interest in Marine View Apartments.  Marine View is an 85-unit apartment complex located in Perth Amboy, New Jersey.  We initially invested in Marine View in October 1993.  For the year ended June 30, 2015, we recognized net income of $222,000 on the investment in Marine View and received cash distributions of $158,000 during this period.  At June 30, 2015, we had a loan to Marine View totaling $161,000.

Ormon LLC also owned one property that was held and operated for investment purposes.  The property was a 54-unit mixed-use property (49 residential units and 5 store fronts) located in Palisades Park, New Jersey.  We recognized net income of $506,000 for the year ended June 30, 2015, from the operation of this property.  The property was sold in June 2015 and we recognized a gain on sale of $9.5 million, before taxes.  The net book value of the property was $323,000 and the proceeds from the sale were $9.9 million.

Investments in Joint Ventures

Oaklyn Associates—Oaklyn Associates was a 50% owned joint venture on a 100-unit apartment complex located in Oaklyn, New Jersey.  We initially invested in this joint venture in February 1978.  For the year ended June 30, 2015, we recognized net income of $17,000 on the investment and received no cash distributions during this period.  The property was sold in February 2015 and we recognized a gain on sale of $2.1 million, before taxes.  The book value of the investment was $(125,000) and the proceeds from the sale were $2.0 million.

Madison Associates—Madison Associates is a 50% owned joint venture on 30-unit apartment complex located in Madison, New Jersey.  We initially invested in this joint venture in January 1989.  For the year ended June 30, 2015, we recognized net income of $85,000 on the investment and received cash distributions of $80,000 during this period.  We have no loans to this entity.

Brighton Court Associates—Brighton Court Associate is a 50% owned joint venture on a 47-unit apartment complex located in Bethlehem, Pennsylvania.  We initially invested in Brighton Court in July 1996.  For the year ended June 30, 2015, we recognized net income of $40,000 on the investment and received cash distributions of $43,000 during this period.  At June 30, 2015, our loans to Brighton Court Associates totaled $1.2 million.

Plaza 23 Associates—Plaza 23 Associates is 50% owned joint venture on a shopping center in Pequannock, New Jersey.  We initially invested in Plaza 23 Associates in October 1983.  For the year ended June 30, 2015, we recognized net income of $1.4 million related to the investment and received cash distributions of $838,000 during this period.  We have no loans to Plaza 23 Associates but we have a $11.7 million loan to our partner in this joint venture, Plains Plaza Ltd.  Plains Plaza Ltd. has pledged its equity interest in Plaza 23 Associates as collateral for this loan.

Oritani, LLC

Oritani, LLC is a wholly-owned limited liability corporation of Oritani Financial Corp. The primary business of Oritani, LLC is real estate investments.

Investments in Joint Ventures

Ridge Manor Associates—Ridge Manor Associates is a 50% owned joint venture on a 44-unit apartment complex located in Park Ridge, New Jersey.  We initially invested in Ridge Manor Associates in May 2004.  For the year ended June 30, 2015, we recognized a net loss of $2,000 related to the investment and received cash distributions of $887,000 during this period.  At June 30, 2015, we had a loan to this entity totaling $7.6 million.

Van Buren Apartments—Van Buren Apartments is a 50% owned joint venture on a 32-unit apartment complex located in River Edge, New Jersey.  We initially invested in Van Buren Apartments in March 2002.  For the year ended June 30, 2015, we recognized net income of $70,000 related to the investment and received cash distributions of $60,000 during this period.  At June 30, 2015, we had a loan to Van Buren Apartments totaling $1.9 million.

10 Landing Lane—10 Landing Lane is a 50% owned joint venture on a 143-unit apartment complex located in New Brunswick, New Jersey.  We initially invested in 10 Landing Lane in August 1998.  For the year ended June 30, 2015, we recognized net income of $143,000 related to the investment and received cash distributions of $263,000 during this period.  We have no loans to this entity.

FAO Hasbrouck Heights—FAO Hasbrouck Heights is a 50% owned joint venture on 93 mixed-use units (primarily residential) in Hasbrouck Heights, New Jersey.  We initially invested in FAO Hasbrouck Heights in November 2005.  For the year ended June 30, 2015, we recognized net income of $59,000 related to the investment and received cash distributions of $53,000 during this period.  At June 30, 2015, we had a loan to FAO Hasbrouck Heights totaling $7.2 million.

FAO Terrace Associates- FAO Terrace Associates is a 50% owned joint venture on a 34-unit apartment complex located in Hasbrouck Heights, New Jersey.  We initially invested in FAO Terrace Associates in January 2009.  For the year ended June 30, 2015, we recognized net income of $18,000 related to the investment and received cash distributions of $33,000 during this period.  At June 30, 2015, we had a loan to FAO Terrace Associates totaling $2.5 million.

FAO Gardens Associates- FAO Garden Associates is a 50% owned joint venture on a 34-unit apartment complex located in Hackensack, New Jersey.  We initially invested in FAO Garden Associates in February 2009.  For the year ended June 30, 2015, we recognized net income of $12,000 related to the investment and received cash distributions of $11,000 over this period.  At June 30, 2015, we had a loan to FAO Garden Associates that totaled $2.4 million.

River Villas Mews, LLC- River Villas Mews, LLC is a 50% owned joint venture on a 44 unit apartment complex located in Palmyra, New Jersey.  We initially invested in River Villa Mews, LLC in August, 2009.  For the year ended June 30, 2015, we recognized net income of $16,000 related to the investment and received cash distributions of $33,000 during this period.  At June 30, 2015, we had a loan to River Villa Mews, LLC that totaled $2.1 million.

34 Grant, LLC- 34 Grant, LLC is a 50% owned joint venture on a 24 unit apartment complex located in Dumont, New Jersey.  We initially invested in 34 Grant, LLC in September 2012.  For the year ended June 30, 2015, we recognized a net loss of $25,000 related to the investment and received cash distributions of $27,000 during this period.  At June 30, 2015, we had a loan to 34 Grant, LLC that totaled $2.1 million.

Hawthorne Terrace, LLC- Hawthorne Terrace, LLC is a 50% owned joint venture on two apartment buildings (29 units) located in Park Ridge, New Jersey.  We initially invested in Hawthorne Terrace, LLC in July 2014.  For the year ended June 30, 2015, we recognized a net loss of $7,000 related to the investment and received no cash distributions during this period.  At June 30, 2015, we had a loan to Hawthorne Terrace, LLC that totaled $3.5 million.

Hampshire Financial, LLC

Hampshire Financial is a wholly-owned subsidiary of Oritani Financial Corp.  The primary business of Hampshire Financial is real estate investments.

Investments in Joint Ventures

Hampshire Realty—Hampshire Realty is a 50% owned joint venture on an 81-unit apartment complex located in Allentown, Pennsylvania.  We initially invested in Hampshire in June 2002.  For the year ended June 30, 2015, we recognized a net loss of $4,000 related to the investment and received cash distributions of $13,000 over this period.  At June 30, 2015, we had a loan to Hampshire that totaled $2.6 million.

The following table presents a summary of our investments in real estate and investments in joint ventures (in thousands).

		Year Ended June 30, 2015
Property Name	Book Value at June 30, 2014	Profit / (Loss)	Distributions Received	Additional Investment	Book Value at June 30, 2015
Real Estate Held For Investment
Ormon, LLC—Undivided Interests in Real Estate
Park Lane	$(240)	$335	$(242)	$—	$(147)
Park View	(221)	85	(70)	—	(206)
Winstead Village	(160)	88	(30)	—	(102)
Parkway East	(322)	114	(78)	—	(286)
Marine View	591	222	(158)	—	655
Ormon, LLC—Wholly Owned Properties
Palisades Park(1)(2)	326	506	—	—	—
Real Estate Held For Investment Summary
Assets(1)	$917	$728	$(158)	$—	$655
Liabilities	$(943)	$622	$(420)	$—	$(741)

Investments in Joint Ventures
Ormon, LLC
Oaklyn Associates(2)	$(175)	$17	$—	$—	$—
Madison Associates	(48)	85	(80)	—	(43)
Brighton Court Associates	79	40	(43)	—	76
Plaza 23 Associates	4,006	1,383	(838)	—	4,551
Oritani, LLC
Ridge Manor Associates	534	(2)	(887)	—	(355)
Van Buren Apartments	128	70	(60)	—	138
10 Landing Lane	(374)	143	(263)	—	(494)
FAO Hasbrouck Heights	170	59	(53)	—	176
FAO Terrace Associates	450	18	(33)	—	435
FAO Gardens	363	12	(11)	—	364
34 Grant LLC	351	(25)	(27)	—	299
River Villas Mews, LLC	310	16	(33)	—	293
Hawthorne Terrace	—	(7)	—	705	698
Hampshire Financial LLC
Hampshire Realty	—	(4)	(13)	—	(17)
Investments in Joint Ventures Summary
Assets	$6,391	$1,560	$(1,965)	$705	$6,658
Liabilities	$(597)	$245	$(343)	$—	$(537)

(1)	The book values for wholly owned properties represent the costs of the fixed assets associated with the property, less accumulated depreciation.
(2)	The investment was sold during the fiscal year.

Personnel

As of June 30, 2015, we had 182 full-time employees and 53 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good relations with our employees.

SUPERVISION AND REGULATION

General

Federal law allows a state savings bank, such as Oritani Bank, that qualifies as a "qualified thrift lender" (discussed below), to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of the Home Owners' Loan Act, as amended ("HOLA").  Such an election results in the savings bank's holding company being regulated as savings and loan holding company rather than as a bank holding company.  At the time of its reorganization into a holding company structure, Oritani Bank elected to be treated as a savings association under the applicable provisions of the HOLA.  Accordingly, Oritani Financial Corp. is a savings and loan holding company and is required to file certain reports with, and is subject to examination by, and otherwise must comply with the rules and regulations of the Federal Reserve Board that are applicable to savings and loan holding companies.  Oritani Financial Corp. is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Oritani Bank is a New Jersey-chartered savings bank, and its deposit accounts are insured up to applicable limits by the Deposit Insurance Funds ("DIF") of the FDIC.  Oritani Bank is subject to extensive regulation, examination and supervision by the Commissioner of the NJDOBI as the issuer of its charter, and by the FDIC as the deposit insurer and its primary federal regulator.  Oritani Bank must file reports with the NJDOBI and the FDIC concerning its activities and financial condition, and it must obtain regulatory approval prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions and opening, closing, moving or acquiring branch offices.  The NJDOBI and the FDIC conduct periodic examinations to assess Oritani Bank's compliance with various regulatory requirements.  This regulation and supervision establishes a comprehensive framework of activities in which a savings bank may engage and is intended primarily for the protection of the deposit insurance fund and depositors.  The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes.

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

A savings bank may also invest pursuant to a "leeway" power that permits investments not otherwise permitted by the New Jersey Banking Act.  "Leeway" investments must comply with a number of limitations on the individual and aggregate amounts of "leeway" investments.  Under this "leeway" authority, New Jersey savings banks may exercise those powers, rights, benefits or privileges authorized for national banks or out-of-state banks or for federal or out-of-state savings banks or savings associations, provided that before exercising any such power, right, benefit or privilege, prior approval by the NJDOBI by regulation or by specific authorization is required. A savings bank may also exercise trust powers upon approval of the NJDOBI. The exercise of these lending, investment and activity powers are limited by federal law and the related regulations. See "Federal Banking Regulation-Activity Restrictions on State-Chartered Banks" below.

Loans-to-One-Borrower Limitations. With certain specified exceptions, a New Jersey-chartered savings bank may not make loans or extend credit to a single borrower or to entities related to the borrower in an aggregate amount that would exceed 15% of the bank's capital funds. A savings bank may lend an additional 10% of its capital funds if the loan is secured by collateral meeting the requirements of the New Jersey Banking Act. Oritani Bank currently complies with applicable loans-to-one-borrower limitations.

Dividends. Under the New Jersey Banking Act, a stock savings bank may declare and pay a dividend on its capital stock only to the extent that the payment of the dividend would not impair the capital stock of the savings bank. In addition, a stock savings bank may not pay a dividend unless the savings bank would, after the payment of the dividend, have a surplus of not less than 50% of its capital stock, or alternatively, the payment of the dividend would not reduce the surplus. Federal law may also limit the amount of dividends that may be paid by Oritani Bank. See "-Federal Banking Regulation-Prompt Corrective Action" below.

Minimum Capital Requirements. Regulations of the NJDOBI impose on New Jersey-chartered depository institutions, such as Oritani Bank, minimum capital requirements similar to those imposed by the FDIC on insured state banks. See "Federal Banking Regulation-Capital Requirements."

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

Federal Banking Regulation

Capital Requirements. FDIC regulations require banks to maintain minimum levels of capital.  Federal regulations require state banks to meet several minimum capital standards:  a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to total assets leverage ratio.  The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.
As noted, the risk-based capital standards for state banks require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset.  Higher levels of capital are required for asset categories believed to present greater risk.  Common equity Tier 1 capital is generally defined as common stockholders' equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital.  Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.  In assessing an institution's capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.
 The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution's exposure to declines in the economic value of a bank's capital due to changes in interest rates when assessing the bank's capital adequacy. Under such a risk assessment, examiners evaluate a bank's capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. Institutions with significant interest rate risk may be required to hold additional capital. According to the agencies, applicable considerations include:

•	the quality of the bank's interest rate risk management process;
•	the overall financial condition of the bank; and
•	the level of other risks at the bank for which capital is needed.

The following table shows Oritani Bank's Core capital, Tier 1 risk-based capital, and Total risk-based capital ratios at June 30, 2015:

	As of June 30, 2015
	Capital	Percent of Assets (1)
	(Dollars in thousands)
Common equity tier 1 (to risk-weighted assets)	$519,518	17.79%
Tier 1 capital (to risk-weighted assets)	519,518	17.79%
Total capital (to risk-weighted assets)	550,408	18.85%
Tier 1 Leverage capital (to average assets)	519,518	15.67%

(1)	For purposes of calculating Core capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As the above table shows, as of June 30, 2015, Oritani Bank was considered "well capitalized" under FDIC guidelines.

Prompt Corrective Action. Federal law requires, among other things, that the federal bank regulatory authorities take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, the law establishes five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC's regulations define the five capital categories as follows:

An institution is classified as "well capitalized" if:
•	its ratio of common equity tier 1 capital to risk-weighted assets is at least 6.5%; and
•	its ratio of total capital to risk-weighted assets is at least 10%; and
•	its ratio of Tier 1 capital to risk-weighted assets is at least 8%; and
•	its ratio of Tier 1 capital to total assets is at least 5%, and it is not subject to any order or directive by the FDIC to meet a specific capital level.

An institution is classified as "adequately capitalized" if:
•	its ratio of common equity tier 1 capital to risk-weighted assets is at least 4.5%; and
•	its ratio of total capital to risk-weighted assets is at least 8%; and
•	its ratio of Tier 1 capital to risk-weighted assets is at least 6%; and
•	its ratio of Tier 1 capital to total assets is at least 4%.

An institution is classified as "undercapitalized" if:

•	its ratio of common equity tier 1 capital to risk-weighted assets is less than 4.5%; or
•	its total risk-based capital is less than 8%; or
•	its Tier 1 risk-based-capital is less than 6%; or
•	its leverage ratio is less than 4% .

An institution is classified as "significantly undercapitalized" if:

•	its ratio of common equity tier 1 capital to risk-weighted assets is less than 3.0%; or
•	its total risk-based capital is less than 6%;
•	its Tier 1 capital to risk-weighted assets is less than 4%; or
•	its leverage ratio is less than 3%.

An institution that has a tangible capital to total assets ratio equal to or less than 2% is deemed to be "critically undercapitalized."

The FDIC is required, with some exceptions, to appoint a receiver or conservator for an insured state bank if that bank is "critically undercapitalized." The FDIC may also appoint a conservator or receiver for a state bank on the basis of the institution's financial condition or upon the occurrence of certain events, including:

•	insolvency, or when the assets of the bank are less than its liabilities to depositors and others;
•	substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices;
•	existence of an unsafe or unsound condition to transact business;
•	likelihood that the bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and
•	insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

Activity Restrictions on State-Chartered Banks. Federal law and FDIC regulations generally limit the activities and investments of state-chartered FDIC insured banks and their subsidiaries to those permissible for national banks and their subsidiaries, unless such activities and investments are specifically exempted by law or consented to by the FDIC.

Before making a new investment or engaging in a new activity as principal that is not permissible for a national bank or otherwise permissible under federal law or FDIC regulations, an insured bank must seek approval from the FDIC to make such investment or engage in such activity. The FDIC will not approve the activity unless the bank meets its minimum capital requirements and the FDIC determines that the activity does not present a significant risk to the FDIC insurance funds. Certain activities of subsidiaries that are engaged in activities permitted for national banks only through a "financial subsidiary" are subject to additional restrictions.

Federal law permits a state-chartered savings bank to engage, through financial subsidiaries, in any activity in which a national bank may engage through a financial subsidiary and on substantially the same terms and conditions. In general, the law permits a national bank that is well-capitalized and well-managed to conduct, through a financial subsidiary, any activity permitted for a financial holding company other than insurance underwriting, insurance investments, real estate investment or development or merchant banking. The total assets of all such financial subsidiaries may not exceed the lesser of 45% of the bank's total assets or $50 billion. The bank must have policies and procedures to assess the financial subsidiary's risk and protect the bank from such risk and potential liability, must not consolidate the financial subsidiary's assets with the bank's and must exclude from its own assets and equity all equity investments, including retained earnings, in the financial subsidiary. State chartered savings banks may retain subsidiaries in existence as of March 11, 2000 and may engage in activities that are not authorized under federal law. Although Oritani Bank meets all conditions necessary to establish and engage in permitted activities through financial subsidiaries, it has not yet determined to do so.

Insurance of Deposit Accounts. Oritani Bank is a member of the DIF, which is administered by the FDIC. Deposit accounts at Oritani Bank are insured by the FDIC, generally up to a maximum of $250,000.

The FDIC imposes an assessment for deposit insurance against all insured depository institutions. This assessment is primarily based on the risk category of the institution, and certain risk adjustments specified by the FDIC, with riskier institutions paying higher assessments. Effective April 1, 2011, the FDIC implemented a requirement of the Dodd-Frank Act that it revise its assessment system to base it on each institution's total assets less tangible capital of each institution instead of deposits. The FDIC also revised its assessment schedule so that it ranges from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest.

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation.  The FICO payments will continue until the FICO bonds mature in 2017 through 2019.  Our expense for the assessment of deposit insurance and the FICO payments was $1.6 million and $1.3 million for the years ended June 30, 2015 and 2014, respectively.

The FDIC has authority to increase deposit insurance assessments.  A material increase in insurance assessments would likely have an adverse effect on the operating expenses and results of the Bank.

Federal Home Loan Bank System. Oritani Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLB of New York, Oritani Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 4.5% of its borrowings from the FHLB, or 0.2% of mortgage-related assets, whichever is greater. As of June 30, 2015, Oritani Bank was in compliance with this requirement.

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

Section 23A:

•	limits the extent to which the bank or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such bank's capital stock and retained earnings, and limits all such transactions with all affiliates to an amount equal to 20% of such capital stock and retained earnings; and
•	requires that all such transactions be on terms that are consistent with safe and sound banking practices.

The term "covered transaction" includes the making of loans, purchase of assets, issuance of guarantees and other similar types of transactions. Further, most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100% to 130% of the loan amounts. There is a general prohibition on the purchase of a low quality asset from an affiliate. In addition, any covered transaction by a bank with an affiliate and any purchase of assets or services by a bank from an affiliate must be on terms that are substantially the same, or at least as favorable to the bank, as those that would be provided to a non-affiliate.

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

Privacy Standards. FDIC regulations require Oritani Bank to disclose its privacy policy, including identifying with whom it shares "non-public personal information," of customers at the time of establishing the customer relationship and annually thereafter. Oritani Bank does not share "non-public personal information" with third parties.

In addition, Oritani Bank is required to provide its customers with the ability to "opt-out" of having Oritani Bank share their non-public personal information with unaffiliated third parties before they can disclose such information, subject to certain exceptions.

The FDIC and other federal banking agencies adopted guidelines establishing standards for safeguarding customer information. The guidelines describe the agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to insure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

Community Reinvestment Act and Fair Lending Laws. All FDIC insured institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In connection with its examination of a state chartered savings bank, the FDIC is required to assess the institution's record of compliance with the Community Reinvestment Act. Among other things, the current Community Reinvestment Act regulations replace the prior process-based assessment factors with an evaluation system that rates an institution based on its actual performance in meeting community needs. In particular, the current evaluation system focuses on three tests:

•	a lending test, to evaluate the institution's record of making loans in its service areas;
•	an investment test, to evaluate the institution's record of investing in community development projects, affordable housing, and programs benefiting low or moderate income individuals and businesses; and
•	a service test, to evaluate the institution's delivery of services through its branches, ATMs and other offices.

An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in an inability to receive regulatory approval for certain activities such as branching and acquisitions. Oritani Bank received a "satisfactory" Community Reinvestment Act rating in our most recently completed federal examination, which was conducted by the FDIC in 2015.

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

Loans to a Bank's Insiders

Federal Regulation. A bank's loans to its executive officers, directors, any owner of more than 10% or more of its stock (each, an insider) and any of certain entities affiliated with any such persons (an insider's related interest) are subject to the conditions and limitations imposed by Section 22(h) of the Federal Reserve Act and its implementing regulations. Under these restrictions, the aggregate amount of the loans to any insider and the insider's related interests may not exceed the loans-to-one-borrower limit applicable to national banks, which is comparable to the loans-to-one-borrower limit applicable to Oritani Bank. See "New Jersey Banking Regulation-Loans-to-One Borrower Limitations." All loans by a bank to all insiders and insiders' related interests in the aggregate generally may not exceed the bank's unimpaired capital and unimpaired surplus. With certain exceptions, loans to an executive officer, other than loans for the education of the officer's children and certain loans secured by the officer's primary residence, may not exceed the lesser of (1) $100,000 or (2) the greater of $25,000 or 2.5% of the bank's unimpaired capital and surplus. Federal regulation also requires that any proposed loan to an insider or a related interest of that insider be approved in advance by a majority of the board of directors of the bank, with any interested directors not participating in the voting, if such loan, when aggregated with any existing loans to that insider and the insider's related interests, would exceed either (1) $500,000 or (2) the greater of $25,000 or 5% of the bank's unimpaired capital and surplus.

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

In addition, federal law prohibits extensions of credit to a bank's insiders and their related interests by any other institution that has a correspondent banking relationship with the bank, unless such extension of credit is on substantially the same terms as those prevailing at the time for comparable transactions with other persons and does not involve more than the normal risk of repayment or present other unfavorable features.

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

Other Regulations

Interest and other charges collected or contracted for by Oritani Bank are subject to state usury laws and federal laws concerning interest rates. Oritani Bank's operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;
•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and
•	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Oritani Bank also are subject to the:

•	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
•	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services;
•	Check Clearing for the 21st Century Act (also known as "Check 21"), which gives "substitute checks," such as digital check images and copies made from that image, the same legal standing as the original paper check;
•	Title III of The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the "USA PATRIOT Act"), which significantly expanded the responsibilities of financial institutions, including savings banks, in preventing the use of the U.S. financial system to fund terrorist activities. Among other provisions, the USA PATRIOT Act and the related regulations of the FRB require savings associations operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations; and
•	The Gramm-Leach-Bliley Act, which placed limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties. Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution's privacy policy and provide such customers the opportunity to "opt out" of the sharing of certain personal financial information with unaffiliated third parties.

The Dodd-Frank Act

Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") in 2010. The law is significantly changing the current bank regulatory structure and has affected the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act required various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the ultimate impact of the Dodd-Frank Act may not be known for many years.

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

The Dodd-Frank Act also requires publicly traded companies to give stockholders a non-binding vote on executive compensation and so-called "golden parachute" payments, and authorized the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company's proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

The Dodd-Frank Act created a new Consumer Financial Protection Bureau ("CFPB") with broad powers to supervise and enforce consumer protection laws. The CFPB, which was created as of July 21, 2011, has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets continue to be examined for compliance by their applicable bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws. As of June 30, 2015, we have realized an increase in compliance and operational cost due to the impact of the Dodd-Frank Act.

The Dodd-Frank Act prohibits lenders from making residential mortgages unless the lender makes a reasonable and good faith determination that the borrower has a reasonable ability to repay the mortgage loan according to its terms. A borrower may recover statutory damages equal to all finance charges and fees paid within three years of a violation of the ability-to-repay rule and may raise a violation as a defense to foreclosure at any time. As authorized by the Dodd-Frank Act, the CFPB has adopted regulations defining "qualified mortgages" that would be presumed to comply with the Dodd-Frank Act's ability-to-repay rules. Under the CFPB regulations, qualified mortgages must satisfy the following criteria: (i) no negative amortization, interest-only payments, balloon payments or a term greater than 30 years; (ii) no points or fees in excess of 3% of the loan amount for loans over $100,000; (iii) borrower's income and assets are verified and documented; and (iv) the borrower's debt-to-income ratio generally may not exceed 43%. Qualified mortgages are conclusively presumed to comply with the ability-to-repay rule unless the mortgage is a "higher cost" mortgage, in which case the presumption is rebuttable.  Oritani Bank's residential underwriting satisfies the "qualified mortgages" regulations issued by the CFPB. Oritani Bank will not originate non-qualified mortgage loans.

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

Qualified Thrift Lender Test. In order for Oritani Financial Corp. to continue to be regulated as a savings and loan holding company (rather than as a bank holding company), Oritani Bank must qualify as a "qualified thrift lender" under federal law or satisfy the "domestic building and loan association" test under the Internal Revenue Code. The qualified thrift lender test requires that a savings institution maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangible, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine out of each 12 month period. Oritani Bank currently maintains the majority of its portfolio assets in qualified thrift investments and has met the qualified thrift lender test in each of the last 12 months.

Capital. Until recently, Savings and loan holding companies were not subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions themselves.  The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act's directive as to savings and loan holding companies.  The consolidated regulatory capital requirements applied to savings and loan holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.

Source of Strength. The Dodd-Frank Act extended the "source of strength" doctrine to savings and loan holding companies. The Federal Reserve Board has issued regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

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

Acquisition. Under the Federal Change in Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire direct or indirect "control" of a savings and loan holding company. Under certain circumstances, a change of control may occur, and prior notice is required, upon the acquisition of 10% or more of the company's outstanding voting stock, unless the Federal Reserve Board has found that the acquisition will not result in control of the company. A change in control definitively occurs upon the acquisition of 25% or more of the company's outstanding voting stock. Under the Change in Control Act, the Federal Reserve Board generally has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Certain acquisitions of control of a New Jersey savings bank or its parent company require the prior approval of the NJDOBI.

Federal Securities Laws

Oritani Financial Corp.'s common stock is registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended. Oritani Financial Corp. is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

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

FEDERAL AND STATE TAXATION

Federal Taxation

General. Oritani Financial Corp. and Oritani Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below. While neither Oritani Financial Corp.'s nor Oritani Bank's federal tax returns are currently under audit, and neither entity has been audited during the past five years, we have received notice that the Internal Revenue Service intends to examine the 2012 corporate return of Oritani Financial Corp. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Oritani Financial Corp. or Oritani Bank.

Method of Accounting. For federal income tax purposes, Oritani Financial Corp. currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Bad Debt Reserves. Historically, Oritani Bank has been subject to special provisions in the tax law regarding allowable tax bad debt deductions and related reserves. Tax law changes were enacted in 1996, pursuant to the Small Business Protection Act of 1996 (the "1996 Act"), that eliminated the use of the percentage of taxable income method for tax years after 1995 and required recapture into taxable income over a six year period of all bad debt reserves accumulated after 1988. Oritani Bank recaptured its reserve balance over the six-year period ended December 31, 2003.

Currently, the Oritani Bank consolidated group uses the specific charge-off method to account for bad debt deductions for income tax purposes.

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should Oritani Bank fail to meet certain thrift asset and definitional tests.

At June 30, 2015, our total federal pre-base year reserve was approximately $15.1 million.  However, under current law, pre-base year reserves remain subject to recapture should Oritani Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code") imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Oritani Financial Corp. and Oritani Bank have not been subject to the AMT and have no such amounts available as credits for carryover.

Net Operating Loss Carryforward. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At June 30, 2015, Oritani Bank had no net operating loss carryforward for federal income tax purposes.

State Taxation

New Jersey State Taxation. Oritani Financial Corp. and it's subsidiaries file New Jersey Corporation Business income tax returns on a calendar year basis. Generally, New Jersey income, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax. New Jersey corporate tax is imposed in an amount equal to the corporate business tax ("CBT") at 9% of taxable income or the minimum tax due per entity, whichever is greater. However, if Oritani Investment Corp, a subsidiary of the Bank, meets certain requirements, it may be eligible to elect to be taxed as a New Jersey Investment Company, which would allow it to be taxed at a rate of 3.6%.

New Jersey tax law does not and has not allowed for a taxpayer to file a tax return on a combined or consolidated basis with another member of the affiliated group where there is common ownership. However, under recent tax legislation, if the taxpayer cannot demonstrate by clear and convincing evidence that the tax filing discloses the true earnings of the taxpayer on its business carried on in the State of New Jersey, the New Jersey Director of the Division of Taxation may, at the director's discretion, require the taxpayer to file a consolidated return for the entire operations of the affiliated group or controlled group, including its own operations and income.

New York State Taxation. Oritani Bank files New York State tax returns on a calendar year basis.  New York State imposes a corporate income tax, based on net income allocable to New York State at a rate of 7.1%.  The NYS corporate income tax rate drops, effective January 1, 2016, from 7.10% to 6.50%.  In addition, New York State imposes a tax surcharge allocable to business activities carried on in the Metropolitan Commuter Transportation District.

New York City Taxation. Oritani Bank is also subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State Tax, at a rate of 9.0%.  In April 2015, significant New York city corporation tax reforms were signed into law.  This legislation enacted broad-based tax reform of the New York City corporate tax regime that is generally consistent with the New York State tax reform provisions effective for tax years beginning on or after January 1, 2015.  The New York City reform reduced the tax rate to 8.85% and changed apportionment factors resulting in a net increase in marginal tax rates.  The increase in future marginal tax rates resulted in a increase of the Company's net deferred tax assets which is recorded in the period of enactment.

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

Our state and city tax returns are not currently under audit or have not been subject to an audit during the past five years.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At June 30, 2015 the fair value of our available for sale agency securities, mortgage-backed securities and corporate debt obligations totaled $256.9 million.  Unrealized net gains on these available for sale securities totaled approximately $1.9 million at June 30, 2015 and are reported as a separate component of stockholders' equity, net of taxes.  Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders' equity.

In addition, many of our FHLB of New York advances are callable. To the extent the FHLB of New York calls all or a portion of these advances, we would need to find another funding source, which might be more expensive to us than these advances.

The Company's net interest income is particularly vulnerable to a scenario in which market interest rates "flatten." This would occur if short term interest rates were approximately the same rate as long term interest rates. In such a scenario, interest income would likely decrease and interest expense would likely increase.

We evaluate interest rate sensitivity by estimating the change in Oritani Bank's net portfolio value over a range of interest rate scenarios.  Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  At June 30, 2015, in the event of an immediate 200 basis point increase in interest rates, our financial model projects that we would experience a $56.4 million, or 10.12%, decrease in net portfolio value.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Management of Market Risk."

Low Interest Rates May Adversely Affect Our Net Interest Income and Profitability.

During the past seven years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities.  As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than as available prior to 2008.  Consequently, the average yield on our interest earning assets has decreased to 4.28% for the year ended June 30, 2015 from 5.57% for the year ended June 30, 2009.  The trend of decreasing average yield on interest earning assets is expected to continue primarily because the rates associated with new loan originations are still lower than the average yield on the existing portfolio.  Our cost of interest bearing liabilities has also decreased over the period, to 1.31% for the year ended June 30, 2015 from 3.21% for the year ended June 30, 2009.  There has been speculation that the Board of Governors of the Federal Reserve System may increase short-term interest rates in the near future.  Such an action may decrease our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities), which may have an adverse affect on our profitability.

Our Continued Emphasis On Commercial Real Estate Lending Could Expose Us To Increased Lending Risks.

Our business strategy centers on continuing our emphasis on residential and non-residential commercial real estate lending.  We have grown our loan portfolio in recent years with respect to these types of loans and intend to continue to emphasize these types of lending.  At June 30, 2015, $2.61 billion, or 93.12%, of our total loan portfolio consisted of residential and non-residential commercial real estate loans.  As a result, our credit risk profile will be higher than traditional thrift institutions that have higher concentrations of one to four family residential loans.  Loans secured by residential and non-residential commercial real estate generally expose a lender to greater risk of non-payment and loss than one to four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the underlying property.  This risk increases during a negative economic cycle.  Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one to four family residential mortgage loans.  Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one to four family residential mortgage loan.  We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property's collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.  Finally, if we foreclose on residential and non-residential commercial real estate loans, our holding period for the collateral typically is longer than one to four family residential mortgage loans because there are fewer potential purchasers of the collateral.

Our business strategy of commercial real estate lending could be negatively impacted by regulatory guidance.  The FDIC has issued guidance that recommends that such loans should not exceed 300% of the bank's capital unless enhanced risk management measures are in place.  The FDIC further detailed circumstances where such balances in excess of this guideline would be considered acceptable.  The Bank's total commercial real estate loan portfolio as of June 30, 2015 represented 579.79% of the Bank's capital at that date.  While the FDIC has not placed restrictions on the Bank's commercial real estate lending, there can be no assurance that such restrictions will not be imposed in the future.

The largest commercial real estate loan in our portfolio at June 30, 2015 was a $33.8 million loan secured by multi-tenant, mixed use buildings, located in Brooklyn, New York.  Our largest loan relationship consisted of Credit/Grocery retail CRE (bank branches, CVS stores & Walgreens stores) located mainly in our primary market area with a real estate investor.  The aggregate outstanding loan balance for this relationship is $63.9 million at June 30, 2015.  As discussed in "Business of Oritani Financial Corp-Lending Activities", we have been utilizing stricter underwriting for these types of loans, and curtailed our construction lending.

If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Will Decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 1.10% of total loans at June 30, 2015, material additions to our allowance could materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

Our Risk Management Program May Not Be Effective in Mitigating Risk and Reducing the Potential for Significant Losses.

Our risk management program is designed to minimize risk and loss to us. We seek to identify, measure, monitor, report and control our exposure to risk, including strategic, market, liquidity, compliance and operational risks. While we use a broad and diversified set of risk monitoring, modeling and mitigation techniques, these techniques are inherently limited because they cannot anticipate the existence or future development of currently unanticipated or unknown risks. Recent economic conditions and heightened regulatory scrutiny of the financial services industry, among other developments, have increased our level of risk. Accordingly, we could suffer losses as a result of our failure to properly anticipate and manage these risks.

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

Risks Associated with Cyber-Security Could Negatively Affect Our Earnings.

The financial services industry has experienced an increase in both the number and severity of reported cyber attacks aimed at gaining unauthorized access to bank systems as a way to misappropriate assets and sensitive information, corrupt and destroy data, or cause operational disruptions

We have established policies and procedures to prevent or limit the impact of security breaches, but such events may still occur or may not be adequately addressed if they do occur. Although we rely on security safeguards to secure our data, these safeguards may not fully protect our systems from compromises or breaches.

We also rely on the integrity and security of a variety of third party processors, payment, clearing and settlement systems, as well as the various participants involved in these systems, many of which have no direct relationship with us. Failure by these participants or their systems to protect our customers' transaction data may put us at risk for possible losses due to fraud or operational disruption.

Our customers are also the target of cyber attacks and identity theft. Large scale identity theft could result in customers' accounts being compromised and fraudulent activities being performed in their name. We have implemented certain safeguards against these types of activities but they may not fully protect us from fraudulent financial losses.

The occurrence of a breach of security involving our customers' information, regardless of its origin, could damage our reputation and result in a loss of customers and business and subject us to additional regulatory scrutiny, and could expose us to litigation and possible financial liability. Any of these events could have a material adverse effect on our financial condition and results of operations

Strong Competition Within Our Market Area May Limit Our Growth and Profitability.

Competition in the banking and financial services industry is intense. In our market area, we compete with numerous commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Some of our competitors have substantially greater resources and lending limits than we have, have greater name recognition and market presence that benefit them in attracting business, and offer certain services that we do not or cannot provide. In addition, larger competitors may be able to price loans and deposits more aggressively than we do. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and deposit and loan products offered by some of our competitors may limit our ability to increase our loan and deposit balances, and/or decrease our net interest spread. For additional information see "Business of Oritani Financial Corp—Competition."

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

At June 30, 2015, the Company and the Bank conducted business from its corporate headquarters in Washington Township, New Jersey, a lending office in New York City, a lending office in Cherry Hill, New Jersey and 24 full service branch offices located in Bergen, Hudson, Essex and Passaic Counties, New Jersey.  The aggregate net book value of premises and equipment was $14.4 million at June 30, 2015.

ITEM 3.	LEGAL PROCEEDINGS

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business.  In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company's financial position.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are traded on the NASDAQ Global Market under the symbol "ORIT". As of June 30, 2015, we have 1,996 stockholders of record (excluding the numbers of person or entities holding stock in street name through various brokerage firms), and 44,012,239 shares outstanding.  The following table presents quarterly market information for Oritani Financial Corp.'s common stock for the periods indicated.  The following information was provided by the NASDAQ Stock Market.

	For the Years Ended June 30,
	2015				2014
	High	Low	Dividends		High	Low	Dividends
First Quarter	$$15.65	$$14.04	$$0.175		$$16.90	$$15.14	$$0.175
Second Quarter	15.62	13.69	$$0.425	(1)	16.68	15.48	$$0.425	(1)
Third Quarter	15.51	14.04	$$0.175		16.46	15.04	$$0.175
Fourth Quarter	16.41	14.40	$$0.175		16.84	14.03	$$0.175
(1) Includes a $0.25 special dividend.

The Company's Board of Directors intends to review the payment of dividends quarterly and plans to maintain a regular cash dividend in the future, subject to capital requirements, financial condition, results of operations, tax considerations, industry standards, economic conditions, regulatory restrictions that affect the payment of dividends by the Bank to the Company and other relevant factors.  No assurances can be given that any cash dividends will be paid or that, if paid, will not be reduced or eliminated in the future.

The sources of funds for the payment of a cash dividend are the retained proceeds from the sale of shares of common stock and earnings on those proceeds, interest and principal payments with respect to Oritani Financial Corp.'s loan to the Employee Stock Ownership Plan, and dividends from Oritani Bank.  For a discussion of the limitations applicable to Oritani Bank's ability to pay dividends, see "Supervision and Regulation—Federal Banking Regulation."

Stock Performance Graph

The following graph compares the cumulative total return on a hypothetical $100 investment made on June 30, 2010 in: (a) Oritani Financial Corp. stock, (b) the NASDAQ Bank Index, (c) the NASDAQ Composite Index, (d) the SNL US Thrift Index and (e) the KBW Bank Index.  The SNL US Thrift and the KBW indices have been added to enhance stockholder perspective of the Company's stock performance. The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time based on dividends (stock or cash) and increases or decreases in the market price of the stock.
   *Source: SNL Financial LC, Charlottesville, VA

Oritani Financial Corporation

Total Return Performance
Index Value
275
250
225
200
175
150
125
100
75
50
06/30/10
06/30/11
06/30/12
06/30/13
06/30/14
06/30/15
Oritani Financial Corporation
NASDAQ Bank
NASDAQ Composite
SNL US Thrift Index
KBW Bank

			Period Ending			
Index	**06/30/10**	**06/30/11**	**06/30/12**	**06/30/13**	**06/30/14**	**06/30/15**
Oritani Financial Corporation	100.00	132.23	154.38	180.23	187.98	209.04
NASDAQ Bank	100.00	106.73	110.82	140.64	169.05	190.88
NASDAQ Composite	100.00	132.86	142.24	167.61	219.98	252.11
SNL US Thrift Index	100.00	99.21	96.98	122.43	145.66	164.61
KBW Bank	100.00	106.04	102.65	140.48	166.32	183.75

     *Source: SNL Financial LC, Charlottesville, VA

     On March 4, 2015, the Company announced its fourth Share Repurchase Program, which authorized the purchase of an additional 5% of its outstanding shares of common stock, or 2,205,451 shares.  This stock repurchase program commenced upon the completion of the third repurchase program on March 4, 2015.  The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company's liquidity and capital requirements, and alternative uses of capital.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes.  The Company may also conduct repurchases through a Rule 10b5-1 trading plan.  The repurchase program has no expiration date and has 2,088,484 shares yet to be purchased as of June 30, 2015.

The following table shows the Company's repurchases of its common stock for each calendar month in the quarter ended June 30, 2015 and the stock repurchase plans approved by our Board of Directors.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans	Maximum Number of Shares That May Yet Be Purchased Under the Plans
April 1, 2015 through April 30, 2015	41,600	$14.35	41,600	2,088,484
May 1, 2015 through May 31, 2015	—	—	—	2,088,484
June 1, 2015 through June 30, 2015	—	—	—	2,088,484
	41,600	$14.35	41,600

As of September 14, 2015, the Company has repurchased, under the repurchase plans approved since the second step transaction, 13,175,281 shares of its stock at an average price of $13.28 per share.

ITEM 6.	SELECTED FINANCIAL DATA

The following information is derived from the audited consolidated financial statements of Oritani Financial Corp. For additional information, reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of Oritani Financial Corp. and related notes included elsewhere in this Annual Report.

	At June 30,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Financial Condition Data:
Total assets	$3,353,065	$3,140,200	$2,831,922	$2,700,982	$2,587,233
Loans, net	2,756,212	2,503,894	2,275,782	1,992,817	1,672,849
Securities available for sale, at market value	258,963	384,137	318,290	499,951	597,374
Mortgage-backed securities held to maturity	107,990	32,422	41,873	36,130	37,609
Bank owned life insurance	90,609	68,054	59,996	46,283	44,689
Federal Home Loan Bank of New York stock, at cost	39,898	49,046	42,770	38,222	26,844
Accrued interest receivable	9,266	10,214	10,114	10,630	9,237
Investments in real estate joint ventures, net	6,658	6,391	4,635	5,441	5,309
Real estate held for investment	655	917	1,070	1,123	1,185
Deposits	1,962,737	1,580,975	1,419,703	1,389,706	1,381,310
Borrowings	796,372	967,443	833,672	745,865	509,315
Stockholders' equity	517,670	526,292	518,710	510,709	645,412

Selected Operating Data:
Interest income	$131,759	$128,226	$$127,228	$$121,990	$$117,353
Interest expense	35,009	31,103	29,798	33,333	36,330
Net interest income	96,750	97,123	97,430	88,657	81,023
Provision for loan losses	200	700	3,850	8,500	9,300
Net interest income after provision for loan losses	96,550	96,423	93,580	80,157	71,723
Other income	19,282	5,602	5,820	5,401	5,452
Other expense	42,716	39,478	37,877	35,451	31,716
Income before income tax expense	73,116	62,547	61,523	50,107	45,459
Income tax expense	26,214	21,488	21,979	18,457	16,952
Net income	$46,902	$41,059	$39,544	$31,650	$28,507

At or For the Years Ended June 30,
	2015	2014	2013	2012	2011
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	1.44%	1.40%	1.43%	1.21%	1.13%
Return on equity (ratio of net income to average equity)	9.10%	7.80%	7.68%	5.95%	4.42%
Average interest rate spread (1)	2.97%	3.29%	3.45%	3.24%	2.88%
Net interest margin (2)	3.14%	3.50%	3.69%	3.55%	3.36%
Efficiency ratio (3)	36.81%	38.43%	36.68%	37.69%	36.68%
Non-interest expense to average total assets	1.31%	1.35%	1.37%	1.36%	1.26%
Average interest-earning assets to average interest-bearing liabilities	115.18%	118.42%	120.49%	123.33%	132.25%

Asset Quality Ratios:
Non-performing assets to total assets	0.50%	0.69%	0.91%	0.78%	0.74%
Non-performing loans to total loans	0.45%	0.71%	1.03%	0.90%	0.90%
Allowance for loan losses to total loans	1.10%	1.23%	1.35%	1.53%	1.55%

Capital Ratios:
Common equity Tier 1 capital (to risk-weighted assets)	17.79%	19.05%	20.91%	23.23%	34.21%
Total capital (to risk-weighted assets)	18.85%	20.19%	22.16%	24.48%	35.46%
Tier I capital (to risk-weighted assets)	17.79%	19.05%	20.91%	23.23%	34.21%
Tier I capital (to average assets)	15.67%	17.11%	18.30%	19.02%	25.09%

Other Data:
Number of full service offices	25	25	25	25	23
Full time equivalent employees	209	205	190	188	184

(1)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses and non-interest income.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to our individual and business customers.

Highlights of our business strategy are discussed below:

Continuing to focus on commercial real estate ("CRE") lending. We have focused on the origination of commercial real estate loans, comprised of residential CRE and non-residential CRE. Such loans comprise 93.12% of our total loan portfolio at June 30, 2015. We have focused on this type of lending because the interest rates earned for such loans generally are higher than the prevailing rates for residential loans, resulting in a greater level of interest income potential. We are also able to generate significantly higher fee income on such loans, particularly prepayment fees. In addition, the repayment terms usually expose us to less interest rate risk than fixed-rate residential loans. We generally incorporate one or more of the following features into our terms for CRE loans, thereby decreasing their interest rate risk: interest rates reset after five years (or less) at a predetermined spread to FHLB Advance rates; minimum stated interest rates; and balloon repayment date or maximum fixed-rate self-amortizing loan term of 20 years. CRE loans are generally considered to have a greater amount of credit risk versus 1-4 family residential lending. We have been able to mitigate these risks, we believe, primarily through our underwriting process. While our actual origination volume will depend on market conditions, we intend to continue our emphasis on CRE lending. The number of banks that have added or increased this type of lending, particularly residential CRE lending has continued to increase. Consequently, the interest rate spreads on this type lending have come under significant pressure.

We have experienced substantial growth in our combined CRE loan portfolio. The annual growth rate of the portfolio has been 10.8%, 10.9%; 16.9%; 28.9%; and 20.4% for years ended June 30, 2015, 2014, 2013, 2012, and 2011, respectively. We have been involved in residential CRE lending for over thirty years. We have a department exclusively devoted to the origination and administration of CRE loans. We also have a separate credit department to review all such originations and ensure compliance with our underwriting standards. There are presently 8 loan officers as well as support staff in the origination department and 3 officers as well as support staff in the credit department. Our business plan projects continued growth of the portfolio and continued additions to our staff to support such growth.

Maintaining and increasing deposits. Since the beginning of fiscal 2009, we have devoted significant internal attention to growing our deposits. We have implemented an incentive program that rewards branch personnel for attracting core deposit relationships, reexamined our pricing strategies, entered into the municipal deposit market and promoted our status as a local community bank. As a result of these efforts and external factors, we experienced a period of strong deposit growth. Our total deposit balances grew $1.3 million, or 180.8%, from June 30, 2008 to June 30, 2015.  More recently, our total deposit balances grew $381.8 million, or 24.1%, from June 30, 2014 to June 30, 2015.  The focus of our deposit initiative has been to increase core deposits, consisting of checking, money market and savings accounts.  A sizeable portion of our recent core deposit growth has been due to an increase in municipal deposit relationships and a substantial percentage of our overall growth in fiscal 2015 was due to an increase in brokered deposits.  Overall deposit growth was muted in fiscal 2012 and fiscal 2013 as an outflow of time deposits partially mitigated growth in core accounts. The primary reason for this occurrence was that the interest rate necessary at the time to maintain and grow our time deposit portfolio was higher than the interest rate on comparable borrowings. Our current focus has been to build upon our successes in core deposit growth. In addition to continuing to attract new customers to Oritani Bank, we will also focus on cross-selling core deposit accounts to customers who have limited deposit services with Oritani Bank and seeking to further develop the relationship by providing quality customer service as well as continuing our de novo branch strategy.

Expanding our market share within our primary market area. Our deposit growth significantly boosted our market penetration in Bergen County, the primary county of our operations. We increased our percentage of Bergen County deposits from 1.8%, or the 14th ranked financial institution, at June 30, 2008 to 3.2%, or the 8th ranked financial institution, at June 30, 2014. We intend to continue the strategy of opportunistic de novo branching. We typically seek de novo branch locations in under-banked areas that are either a contiguous extension or fill-in of our existing branch network. We may also consider the acquisition of branches from other financial institutions in our market area. We believe these strategies, along with continued growth, will help us achieve our goal of deposit growth and market expansion.

Continuing to emphasize operating efficiencies and cost control. One of the hallmarks of our operations has been expense control as evidenced by an efficiency ratio of 36.81% for the year ended June 30, 2015. Our efficiency ratio as well as numerous other expense measurement ratios, have consistently outperformed peers. We intend to maintain our posture on expense control while continuing to make prudent investments in our operations by effectively managing costs in a relation to revenues.

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies.

Allowance for Loan Losses, Impaired Loans And Real Estate Owned. The allowance for loan losses is established through provisions for loan losses charged to income based on management's evaluation of the probable losses inherent in its portfolio. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions and other matters which warrant consideration. Subsequent recoveries, if any, are credited to the allowance.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Company's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.  See Note 5, "Allowance for Loan Losses" of the Notes to the Consolidated Financial Statements for additional information regarding the allowance for loan losses.

Management will identify loans that have demonstrated issues that cause concern regarding full collectibility in the required time frame and classify certain loans with such characteristics as impaired.  Delinquency and internal credit department reviews are key indicators of such issues.  In general, loans that are classified as troubled debt restructurings and loans that are greater than $1.0 million and delinquent more than 90 days are considered impaired.  Impaired values are determined by calculating the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  Reserves are calculated by subtracting the impaired value of a loan from the book value of the loan.  No reserve is necessary if the impaired value exceeds the book value.  Impaired loans are included within the Substandard classification.

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

Our available-for-sale securities portfolio is carried at fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders' equity. If management has the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity. We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. Any portion of unrealized loss on an individual equity security deemed to be other-than-temporarily impaired is recognized as a loss in operations in the period in which such determination is made. For debt investments securities (where we do not intend to sell the security and it is not more likely than not that we will be required to sell the security prior to recovery of the security's amortized cost) deemed other than temporarily impaired, the investment is written down through current earnings by the impairment related to the estimated credit loss and the non-credit related impairment is recognized in other comprehensive income.

Comparison of Financial Condition at June 30, 2015 and June 30, 2014
Total Assets.  Total assets increased $212.9 million to $3.35 billion at June 30, 2015, from $3.14 billion at June 30, 2014, a growth rate of 6.8%.  The increase in assets was driven by an increase in loans.
Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) decreased $3.8 million to $15.1 million at June 30, 2015, from $18.9 million at June 30, 2014.
Loans, net.  Loans, net increased $252.3 million to $2.76 billion at June 30, 2015, from $2.50 billion at June 30, 2014, an increase of 10.1%.  The Company's primary strategic business objective remains the organic growth of the commercial real estate loan portfolio, including residential CRE loans.  Loan originations for the fiscal year ended June 30, 2015 totaled $668.5 million versus $603.1 million for the 2014 period.  Loan principal payments totaled $416.8 million for the fiscal year ended June 30, 2015 versus $373.9 million for the 2014 period.
Securities available for sale.  Securities AFS decreased $125.2 million to $259.0 million at June 30, 2015, from $384.1 million at June 30, 2014.  The Company has been classifying the majority of new purchases as held to maturity and $37.3 million of securities available for sale were sold over the fiscal year.

Securities held to maturity.  Securities HTM increased $75.6 million to $108.0 million at June 30, 2015, from $32.4 million at June 30, 2014.  The Company purchased $99.3 million and sold $3.2 million over the fiscal year.  The held to maturity securities sold were mortgage backed securities with 15% or less of their original purchased balances remaining.

Bank Owned Life Insurance ("BOLI").  BOLI increased $22.6 million to $90.6 million at June 30, 2015, from $68.1 million at June 30, 2014.  The Company purchased $20.0 million of additional BOLI over the fiscal year.

Real Estate Owned ("REO").  REO increased $209,000 to $4.1 million at June 30, 2015, from $3.9 million at June 30, 2014.  The balance at June 30, 2015 consists of 8 properties and the balance at June 30, 2014 consisted of 4 properties.  Of the 8 properties that constitute the balance at June 30, 2015, 3 have been sold, 3 are under contract for sale and expected to close within the next 60 days, and the remaining two continue to be marketed for sale.

Deposits.  Deposits increased $381.8 million to $1.96 billion at June 30, 2015, from $1.58 billion at June 30, 2014.  The growth rate for the fiscal year was 24.1%.  A substantial portion of the growth over the period was due to brokered deposits, as such funds increased $220.5 million over the fiscal year ended June 30, 2015.  The period end balance of such funds at June 30, 2015 and 2014 were $248.4 million and $27.8 million, respectively.  Though brokered deposits were the primary source for the increase, time deposits increased $230.5 million or 42.1% over the fiscal year ended June 30, 2015.  The Company has implemented a strategy whereby premium deposits rates are paid on certain time deposits if the customer has a core account relationship with the Company.  This strategy has also allowed the Company to extend the duration of certain time deposit accounts.

Borrowings.  Borrowings decreased $171.1 million to $796.4 million at June 30, 2015, from $967.4 million at June 30, 2014.  The decrease in borrowings is primarily in overnight and short-term borrowings.  Deposit growth has enabled the Company to reduce borrowings.  In addition to the decreased use of short-term borrowings over the year ended June 30, 2015, the Company prepaid a $10.0 million FHLB advance with an interest rate of 4.64%.  The Company incurred a prepayment penalty of $806,000 in conjunction with the transaction.  The Company also modified a $20.0 million FHLB advance during year ended June 30, 2015.  The interest rate on the modified advance was reduced from 4.63% to an effective rate of 3.15%.

Stockholders' Equity.  Stockholders' equity decreased $8.6 million to $517.7 million at June 30, 2015, from $526.3 million at June 30, 2014.  The decrease was primarily due to repurchases and dividends (including a special dividend of $0.25 per share), partially offset by net income and the proceeds from the exercise of stock options.  During the fiscal year ended June 30, 2015, 1,549,403 shares of stock were repurchased at a total cost of $22.7 million and an average cost of $14.66 per share.  Based on our June 30, 2015 closing price of $16.05 per share, the Company stock was trading at 136.5% of book value.

Comparison of Operating Results for the Periods Ended June 30, 2015 and 2014

Net Income.  Net income increased $5.8 million to $46.9 million for the fiscal year ended June 30, 2015, from $41.1 million for the corresponding 2014 period.  The primary causes of the increased net income in the 2015 periods were due to gains on sales.  Included in the results for the fiscal year ended June 30, 2015 are a $9.6 million pretax gain on the sale of an investment in real estate and a $2.0 million pretax gain on the sale of a joint venture real estate interest.  The gains are partially offset by increased taxes and an increased effective tax rate.  As further detailed in this filing, there were additional items that caused fluctuations between the 2015 and 2014 periods.  Return on average assets and average equity was 1.44% and 9.10% for the fiscal year ended June 30, 2015, respectively.  Return on average assets and average equity was 1.40% and 7.80% for the fiscal year ended June 30, 2014, respectively.
Total Interest Income.  The components of interest income for the year ended June 30, 2015 and 2014, changed as follows:
	Fiscal Year Ended June 30,				Increase / (decrease)
	2015		2014			Average
	Income	Yield	Income	Yield	Income	Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$121,778	4.63%	$119,004	5.06%	$2,774	$276,098	(0.43)%
Dividends on FHLB stock	1,908	4.38%	1,801	4.08%	107	(624)	0.30%
Interest on securities AFS	6,301	1.98%	6,590	1.94%	(289)	(20,078)	0.04%
Interest on securities HTM	1,766	2.11%	820	2.43%	946	50,148	(0.32)%
Interest on federal funds sold
and short term investments	6	0.25%	11	0.25%	(5)	(1,858)	0.00%
Total interest income	$131,759	4.28%	$128,226	4.62%	$3,533	$303,686	(0.34)%

The average balance of the loan portfolio increased $276.1 million, or 11.7%, for the year ended June 30, 2015 versus the comparable 2014 period.  The yield on the loan portfolio decreased 43 basis points for the year ended June 30, 2015 versus the comparable 2014 period.  The decrease continues a trend of decreased yield on loans and is primarily attributable to the impact of current market rates on new originations as well as refinancings, prepayments and repricings.  Competition for commercial real estate loan originations remains elevated and the spread to alternative costs of funds is lower than historical levels.  The market rates on new originations are below the average yield of the loan portfolio.  The vast majority of our commercial real estate loan portfolio originations reprice in five years or less.  This discipline offers greater interest rate risk protection but provides lower yields than loans with longer fixed rate terms.  Prepayment penalties are recognized as interest on loans and impacted the loan yield in both periods. Prepayment penalties totaled $5.2 million in the 2015 period versus $5.8 million in the 2014 period, and boosted loan yield by 20 basis points in the 2015 period versus 25 basis points in the 2014 period.  Prepayment penalty provisions are incorporated into all of the Company's commercial real estate loan portfolio documents.  The penalties are intended to provide the Company with compensation if the loan is prepaid.

The average balance of securities available for sale decreased $20.1 million for the year ended June 30, 2015 versus the comparable 2014 period, while the average balance of securities held to maturity increased $50.1 million over the same period.  The Company has been classifying the majority of new security purchases as held to maturity.

Total Interest Expense. The components of interest expense for the year ended June 30, 2015 and 2014, changed as follows:
	Fiscal Year Ended June 30,				Increase / (decrease)
	2015		2014			Average
	Expense	Cost	Expense	Cost	Expense	Balance	Cost
	(Dollars in thousands)
Savings deposits	$381	0.24%	$386	0.23%	$(5)	$(7,618)	0.01%
Money market	2,508	0.51%	2,062	0.49%	446	74,979	0.02%
Checking accounts	1,732	0.38%	1,867	0.45%	(135)	31,831	(0.07)%
Time deposits	7,228	1.04%	4,300	0.91%	2,928	222,142	0.13%
Total deposits	11,849	0.66%	8,615	0.58%	3,234	321,334	0.08%
Borrowings	23,160	2.66%	22,488	2.60%	672	8,041	0.06%
Total interest expense	$35,009	1.31%	$31,103	1.33%	$3,906	$329,375	(0.02)%
Strong deposit growth remains a strategic objective of the Company.  As detailed above, the average balance of deposits increased significantly for the year ended June 30, 2015 versus the comparable 2014 period.  The average balance of deposits increased $321.3 million when measured versus the year ended June 30, 2014 (a growth rate of 21.7%).  The overall cost of deposits increased 8 basis points for the year ended June 30, 2015 versus the comparable 2014 period.  The increase was largely due to the time deposit program.  A significant source of the deposit growth in fiscal 2015 has been brokered deposits.  See additional information regarding the time deposit program and brokered deposits in "Comparison of Financial Condition at June 30, 2015 and June 30, 2014-Deposits."
As detailed in the table above, the average balance of borrowings increased $8.0 million for the year ended June 30, 2015 versus the comparable 2014 period.  Deposit growth has allowed the Company to stabilize borrowings.  The cost of borrowings increased 6 basis points versus the year ended June 30, 2014.  The Company incurred a prepayment penalty of $806,000 in conjunction with the prepayment of a $10 million FHLB advance during the year ended June 30, 2015.  The prepayment penalty was recorded as interest expense.  Absent this non-recurring prepayment penalty, the cost of borrowings for the year ended June 30, 2015 would have been 2.57%.  See additional information regarding the FHLB advance prepayment and other changes in borrowings in "Comparison of Financial Condition at June 30, 2015 and June 30, 2014-Borrowings."

Net Interest Income Before Provision for Loan Losses.  Net interest income decreased $373,000 to $96.8 million for the fiscal year ended June 30, 2015, from $97.1 million for the fiscal year ended June 30, 2014.  The Company's spread and margin for the fiscal year ended June 30, 2015 were 2.97% and 3.14%, respectively.  The spread and margin for the fiscal year ended June 30, 2014 were 3.29% and 3.50%, respectively.  The changes to spread and margin are illustrated in greater detail through the quarterly information provided in the table below. The table itemizes quarterly net interest income, and annualized spread and margin over the identified periods. Due to the significant impact of prepayment penalties, the table details results with and without prepayment penalties.  While prepayment penalty income is expected to continue, significant fluctuations in the level of prepayment income are also expected.

	Including Prepayment Penalties			Excluding Prepayment Penalties *
	Net Interest			Net Interest
	Income Before			Income Before
Quarter Ended	Provision	Spread	Margin	Provision	Spread	Margin
	(dollars in thousands)
June 30, 2015	$23,921	2.89%	3.05%	$23,091	2.78%	2.95%
March 31, 2015	23,815	2.90%	3.07%	23,363	2.86%	3.01%
December 31, 2014	25,064	3.12%	3.29%	22,894	2.83%	3.01%
September 30, 2014	23,950	2.98%	3.16%	23,003	2.86%	3.04%
June 30, 2014	23,756	3.08%	3.27%	22,871	2.96%	3.15%
*An $806,000 prepayment penalty on an FHLB advance is also excluded for the quarter ended 3/31/2015.

The Company believes the chart above that excludes prepayment penalties provides a truer representation of what is occurring in the portfolio.  These results show that the decreases in spread and margin are continuing, albeit at a slower pace than fiscal 2014.  The results for the quarter ended March 31, 2015 do not comport as well to the general trend.  However, the Company realized $164,000 of prior period interest collection on a problem asset resolution during the quarter ended March 31, 2015 which slightly elevated yield and margin in that period.  The Company's spread and margin remain under pressure due to several factors, including: the repercussions of a potential increase in the federal funds target rate, the relatively flat treasury yield curve; rates on new loan originations and investment purchases; modifications of loans within the existing loan portfolio; prepayments of higher yielding loans and investments; and limited ability to reduce deposit and borrowing costs and promotional interest costs to attract new deposit customers. The rates on new loan originations are being impacted by increased competition.  The spread on new loan rates versus external sources of funds have decreased over the past year.  In addition, the Company typically originates loans that have a reset period of 5 years or less.  Such loans generally bear a lower rate of interest versus loans with a longer reset period.

The Company's net interest income and net interest rate spread were both negatively impacted in both periods due to the reversal of accrued interest income on loans delinquent more than 90 days.  The total of such income reversed was $878,000 for the fiscal year ended June 30, 2015 and $562,000 for the comparable 2014 period.

Provision for Loan Losses.  The Company recorded provisions for loan losses of $200,000 for the fiscal year ended June 30, 2015 as compared to $700,000 for the comparable 2014 period. The Company's net charge-offs (net of recoveries) totaled $712,000 and $680,000 for the fiscal years ended June 30, 2015 and 2014, respectively.  The Company's allowance for loan losses is analyzed quarterly and many factors are considered.  The provision for loan losses was lower in the 2015 period partially due to improving delinquency and nonaccrual trends, changes in loan risk ratings, loan growth, charge-offs and economic and business conditions.  In addition, improvements in general economic and business conditions have also impacted the level of provisioning by decreasing the necessary level of general allowances.

Delinquency and non performing asset information is provided below:

	6/30/2015	6/30/2014	6/30/2013	6/30/2012
	(Dollars in thousands)
Delinquency Totals
30 - 59 days past due*	$2,535	$3,411	$7,416	$13,783
60 - 89 days past due*	416	214	2,643	8,555
Nonaccrual	12,575	17,972	23,910	18,342
Total	$15,526	$21,597	$33,969	$40,680

Non Performing Asset Totals
Nonaccrual loans, per above	$12,575	$17,972	$23,910	$18,342
Real Estate Owned	4,059	3,850	1,742	2,740
Total	$16,634	$21,822	$25,652	$21,082

Nonaccrual loans to total loans	0.45%	0.71%	1.03%	0.90%
Delinquent loans to total loans	0.55%	0.85%	1.47%	2.00%
Non performing assets to total assets	0.50%	0.69%	0.91%	0.78%
*Excludes non-accrual loans less than 90 days past due as they are included in the non-accrual total.

Delinquent loan and non performing asset totals realized further improvement as of June 30, 2015.  In addition, of the $12.6 million of loans classified as nonaccrual at June 30, 2015, only $4.7 million were 90 days or more past due.  The balance of the loans are classified as nonaccrual due to TDR status or prior delinquency.

At June 30, 2015, there are four nonaccrual loans with balances greater than $1.0 million.  These loans are discussed below:

·
A $3.8 million loan on a self storage facility in Orange County, NY.  The loan is classified as impaired.  In accordance with the results of the impairment analysis for this loan, a $417,000 impairment reserve was maintained against this loan as of June 30, 2015.  This loan is currently paying as agreed.

·
A $1.5 million loan on a retail building in Morris County, NJ.  The loan is classified as impaired.  A total of $163,000 was previously charged off against this loan.  In accordance with the results of the impairment analysis for this loan as of June 30, 2015, no impairment reserve was necessary.  The Company has reached an agreement with the borrower and a significant payment of past due amounts has been received.

·
A $1.4 million loan on an office building in Somerset County, NJ.  The loan is classified as impaired.  A total of $292,000 was previously charged off against this loan.  In accordance with the results of the impairment analysis for this loan as of June 30, 2015, no impairment reserve was necessary.  This loan and the loan described directly above have the same borrower.  The Company has also reached an agreement with the borrower regarding this loan and a significant payment of past due amounts has been received.

·
A $1.1 million loan on a lot and auto showroom in Bergen County, NJ.  The loan is classified as a troubled debt restructuring.  A modification/extension agreement was reached with the borrower during the quarter ended June 30, 2014.  The loan has paid as agreed since the agreement.  In accordance with the results of the impairment analysis for this loan, a $407,000 impairment reserve was maintained against this loan as of June 30, 2015.

There are ten other commercial real estate portfolio loans, totaling $3.4 million, classified as nonaccrual at June 30, 2015.  The largest of these loans has a balance of $698,000.
There are eight other residential loans, totaling $1.3 million, classified as nonaccrual at June 30, 2015.  The largest of these loans has a balance of $385,000.

Other Income.  Other income increased $13.7 million to $19.3 million for the fiscal year ended June 30, 2015 from $5.6 million for the fiscal year ended June 30, 2014.  The Company sold one of its real estate held for investment properties, with a book value of $304,000, for a pretax gain of $9.6 million in June 2015.  In addition, over the quarter ended March 31, 2015, the Company, together with one of its joint venture partners, sold the underlying collateral and closed the joint venture partnership in a transaction that realized a pretax gain of $2.0 million.  The Company is continuing to investigate the strategic sales of its investments in real estate joint ventures and real estate held for investment.  Also over the year, the Company sold $41.3 million of securities and realized a pretax gain of $768,000 on the transactions.  Net income from investments in real estate joint ventures increased $945,000 to $1.8 million for the fiscal year ended June 30, 2015, from $860,000 for the fiscal year ended June 30, 2014.  As discussed in prior filings, issues related to flooding at one commercial property had decreased occupancy and income. This situation impacted the 2014 results.  These issues have been resolved as a new grocery anchor tenant is in place and fully operational.  Additional BOLI income was also realized in the twelve month period.  Income from bank-owned life insurance increased $537,000 to $2.6 million for the fiscal year ended June 30, 2015, from $2.0 million for the fiscal year ended June 30, 2014.   The increase is primarily due to income earned on additional purchases of bank-owned life insurance.

Other Expenses.  Other expenses increased $3.2 million to $42.7 million for the fiscal year ended June 30, 2015, from $39.5 million for the fiscal year ended June 30, 2014.  The increase was primarily due to real estate owned operations, which increased $1.6 million to $2.0 million for the fiscal year ended June 30, 2015, from $362,000 for the fiscal year ended June 30, 2014.  The increase was primarily due to valuation adjustments on REO properties.  Compensation, payroll taxes and fringe benefits increased $1.2 million, or 4.0%, to $29.7 million for the fiscal year ended June 30, 2015, from $28.6 million for the fiscal year ended June 30, 2014.   The increase was primarily due to increases in direct compensation, due to additional staffing and salary adjustments.  Increases in benefit costs, primarily health insurance, have also contributed to the increase.

Income Tax Expense.  Income tax expense for the fiscal year ended June 30, 2015, was $26.2 million, due to pre-tax income of $73.1 million, resulting in an effective tax rate of 35.9%.  For the fiscal year ended June 30, 2013, income tax expense was $21.5 million, due to pre-tax income of $62.5 million, resulting in an effective tax rate of 34.4%.  A change in New York city and state tax law caused the Company's effective tax rate to increase.  However, the value of the Company's deferred tax assets increased as a result of the change in law.  The change in effective rates between 2015 and 2014 is partially attributable to the impact of the New York city and state tax law change.

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

Total interest income. The components of interest income for the fiscal year ended June 30, 2014 and 2013, changed as follows:

					Increase / (decrease)
	2014		2013			Average
	Income	Yield	Income	Yield	Income	Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$119,004	5.06%	$117,418	5.49%	$1,586	$213,417	(0.43)%
Dividends on FHLB stock	1,801	4.08%	1,752	3.24%	49	(9,944)	0.84%
Interest on securities AFS	146	1.67%	237	1.69%	(91)	(5,288)	(0.02)%
Interest on MBS HTM	820	2.43%	955	2.48%	(135)	(4,735)	(0.05)%
Interest on MBS AFS	6,444	1.95%	6,862	1.73%	(418)	(65,539)	0.22%
Interest on federal funds sold and short term investments	11	0.25%	4	0.25%	7	2,758	0.00%
Total interest income	$128,226	4.62%	$127,228	4.81%	$998	$130,669	(0.19)%

Total interest income increased $1.0 million, or 0.8%, to $128.2 million for the fiscal year ended June 30, 2014, from $127.2 million for the fiscal year ended June 30, 2013. The largest increase occurred in interest on loans, which increased $1.6 million, or 1.4%, to $119.0 million for the fiscal year ended June 30, 2014, from $117.4 million for the fiscal year ended June 30, 2013. Over that same period, the average balance of loans increased $213.4 million or 17.5%. The Company's primary strategic business focus is organic growth of multifamily and commercial real estate loans. While growth was achieved throughout the year, the growth rate slowed from prior years. Management has been reluctant to offer the terms required to maintain our prior pace of growth, particularly loans with a fixed rate period longer than 5 years. The growth was primarily achieved through originations which totaled $603.1 million for the fiscal year ended June 30, 2014 versus $653.8 million for the comparable 2013 period. The yield on the loan portfolio decreased 43 basis points for the fiscal year ended June 30, 2014 versus the comparable 2013 period. The decreased yield was primarily due to the impact of current market rates on new originations, refinancings, prepayments and modifications. Prepayment penalties are recognized as interest on loans and impacted the loan yield in both periods. Prepayment penalties totaled $5.8 million in the 2014 period versus $5.1 million in the 2013 period, and boosted annualized loan yield by 25 basis points in the 2014 period versus 24 basis points in the 2013 period. Prepayment penalty provisions are incorporated into all of the Company's multifamily and commercial real estate loan documents. The penalties are intended to provide the Company with compensation if the loan is prepaid.

Interest Expense. The components of interest expense for the fiscal year ended June 30, 2014 and 2013, changed as follows:

	Fiscal year Ended June 30,				Increase / (decrease)
	2014		2013			Average
	Expense	Cost	Expense	Cost	Expense	Balance	Cost
	(Dollars in thousands)
Savings deposits	$386	0.23%	$391	0.23%	$(5)	$485	0.00%
Money market	2,062	0.49%	2,129	0.50%	(67)	(9,889)	(0.01)%
Checking accounts	1,867	0.45%	868	0.34%	999	162,330	0.11%
Time deposits	4,300	0.91%	5,136	1.01%	(836)	(39,443)	(0.10)%
Total deposits	8,615	0.58%	8,524	0.62%	91	113,483	(0.04)%
Borrowings	22,488	2.60%	21,274	2.57%	1,214	35,267	0.03%
Total interest expense	$31,103	1.33%	$29,798	1.36%	$1,305	$148,750	(0.03)%

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

Net interest income. Net interest income decreased $307,000 to $97.1 million for the fiscal year ended June 30, 2014, from $97.4 million for the fiscal year ended June 30, 2013. The Company's quarterly net interest income, and annualized spread and margin over the period are detailed in the table below. Due to the significant impact of prepayment penalties, the table details results with and without prepayment penalties.

	Including Prepayment Penalties			Excluding Prepayment Penalties
Quarter Ended	Net Interest Income Before Provision	Spread	Margin	Net Interest Income Before Provision	Spread	Margin
	(dollars in thousands)
June 30, 2014	$23,756	3.08%	3.27%	$22,871	2.96%	3.15%
March 31, 2014	24,462	3.28%	3.48%	23,258	3.11%	3.31%
December 31, 2013	24,312	3.38%	3.60%	22,418	3.10%	3.32%
September 30, 2013	24,593	3.45%	3.67%	22,801	3.18%	3.41%
June 30, 2013	23,873	3.37%	3.58%	22,848	3.22%	3.43%

The Company's spread and margin for the fiscal year ended June 30, 2014 were 3.29% and 3.50%, respectively. The spread and margin for the fiscal year ended June 30, 2013 were 3.45% and 3.69%, respectively. Various factors contributed to the erosion that occurred over the year. The Company's spread and margin are under pressure in the current interest rate environment due to several factors, including: rates on new loan originations and investment purchases; modifications of loans within the existing loan portfolio; prepayments of higher yielding loans and investments; limited ability to further reduce deposit and borrowing costs; promotional interest costs to attract new deposit customers; and increases in borrowing costs for the long term borrowings. The rates on new loan originations are being impacted by increased competition. The spread on new loan rates versus external sources of funds have decreased over the past year. In addition, the Company typically originates loans that have a reset period of 5 years or less. Such loans generally require a lower rate of interest versus loans with a longer reset period. The Company's net interest income and net interest rate spread were both negatively impacted in all periods due to the reversal of accrued interest income on loans delinquent more than 90 days. The total of such income reversed was $562,000 for the fiscal year ended June 30, 2014 and $1.9 million for the comparable 2013 period.

Provision for Loan Losses. The Company recorded provisions for loan losses of $700,000 for the fiscal year ended June 30, 2014 as compared to $3.9 million for the comparable 2013 period. The Company's net charge-offs (net of recoveries) totaled $680,000 and $3.7 million for the fiscal years ended June 30, 2014 and 2013, respectively. The Company's allowance for loan losses is analyzed quarterly and many factors are considered. The provision for loan losses was lower in the 2014 period partially due to improving delinquency and nonaccrual trends, changes in loan risk ratings, loan growth, charge-offs and economic and business conditions. In addition, improvements in general economic and business conditions have also impacted the level of provisioning by decreasing the necessary level of general allowances.

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

Operating Expenses. Operating expenses increased $1.6 million to $39.5 million for the fiscal year ended June 30, 2014, from $37.9 million for the fiscal year ended June 30, 2013. The increase was primarily due to compensation, payroll taxes and fringe benefits, which increased $819,000 to $28.6 million for the fiscal year ended June 30, 2014, from $27.8 million for the fiscal year ended June 30, 2013.  The increase was primarily due to increased expenses associated with the Company's nonqualified benefit plans. In the 2013 period, actual costs were less than anticipated largely due to an increase in the assumed discount rate. In addition, the increase is partially attributable to an increase regarding expenses associated with the Company's defined benefit plan. This plan is frozen but actuarial changes to the present value of future payment obligations along with changes to the estimated earnings on assets require ongoing expenses and likely future contributions. In the 2013 period, the valuation of the defined benefit plan resulted in a reduction of expense. Regular increases in salary and staffing also contributed to the increase.

Income Taxes. Income tax expense for the fiscal year ended June 30, 2014, was $21.5 million, due to pre-tax income of $62.5 million, resulting in an effective tax rate of 34.4%. The value of the Company's deferred tax assets increased as a result of a change in New York state tax law in March, 2014. The tax reform increased future marginal tax rates and changed apportionment factors. This change reduced the effective rate in the 2014 period. For the fiscal year ended June 30, 2013, income tax expense was $22.0 million, due to pre-tax income of $61.5 million, resulting in an effective tax rate of 35.7%.

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

	For the Years Ended June 30,
	2015			2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$2,628,586	$121,778	4.63%	$2,352,488	$119,004	5.06%	$2,139,071	$117,418	5.49%
Securities available for sale	318,809	6,301	1.98%	338,887	6,590	1.94%	409,714	7,099	1.73%
Securities held to maturity	83,853	1,766	2.11%	33,705	820	2.43%	38,440	955	2.48%
Federal Home Loan Bank Stock	43,514	1,908	4.38%	44,138	1,801	4.08%	54,082	1,752	3.24%
Federal funds sold and short term investments	2,484	6	0.25%	4,342	11	0.25%	1,584	4	0.25%
Total interest-earning assets	3,077,246	131,759	4.28%	2,773,560	128,226	4.62%	2,642,891	127,228	4.81%
Non-interest-earning assets	177,324			153,686			122,346
Total assets	$3,254,570			$2,927,246			$2,765,237
Interest-bearing liabilities:
Savings deposits	$160,591	381	0.24%	$168,209	386	0.23%	$167,724	391	0.23%
Money market	494,716	2,508	0.51%	419,737	2,062	0.49%	429,626	2,129	0.50%
Checking accounts	451,203	1,732	0.38%	419,371	1,867	0.45%	257,041	868	0.34%
Time deposits	693,699	7,228	1.04%	471,558	4,300	0.91%	511,000	5,136	1.01%
Total deposits	1,800,209	11,849	0.66%	1,478,875	8,615	0.58%	1,365,391	8,524	0.62%
Borrowings	871,396	23,160	2.66%	863,355	22,488	2.60%	828,088	21,274	2.57%
Total interest-bearing liabilities	2,671,605	35,009	1.31%	2,342,230	31,103	1.33%	2,193,479	29,798	1.36%
Non-interest-bearing liabilities	67,735			58,429			57,137
Total liabilities	2,739,340			2,400,659			2,250,616
Stockholders' equity	515,230			526,587			514,621
Total liabilities and stockholders' equity	$3,254,570			$2,927,246			$2,765,237
Net interest income		$96,750			$97,123			$97,430
Net interest rate spread (2)			2.97%			3.29%			3.45%
Net interest-earning assets (3)	$405,641			$431,330			$449,412
Net interest margin (4)			3.14%			3.50%			3.69%
Ratio of interest-earning assets to interest-bearing liabilities			115.18%			118.42%			120.49%

(1)	Includes nonaccrual loans.
(2)	Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.
(3)	Net interest-earning assets represents total interest-earning assets less interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percent of average interest-earning assets for the period.

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

	Years Ended June 30,			Years Ended June 30,
	2015 vs 2014			2014 vs 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(In thousands)
Interest-earning assets:
Loans, net	$13,967	$(11,193)	$2,774	$11,715	$(10,129)	$1,586
Securities available for sale	(390)	101	(289)	(89)	(2)	(91)
Securities held to maturity	1,220	(274)	946	(118)	(17)	(135)
Federal Home Loan Bank Stock	(25)	132	107	(322)	371	49
Federal Funds sold and short term investments	(5)	-	(5)	(1,137)	719	(418)
Total interest-earning assets	14,766	(11,233)	3,533	$10,056	$(9,058)	$998
Interest-bearing liabilities:
Savings accounts	(17)	12	(5)	1	(6)	(5)
Money market	368	78	446	(49)	(18)	(67)
Checking accounts	142	(277)	(135)	548	451	999
Time deposits	2,026	902	2,928	(396)	(440)	(836)
Total deposits	2,518	716	3,234	104	(13)	91
Borrowings	209	463	672	906	308	1,214
Total interest-bearing liabilities	2,728	1,178	3,906	1,010	295	1,305
Change in net interest income	$12,039	$(12,412)	$(373)	$9,046	$(9,353)	$(307)

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

(i)	originating commercial real estate loans that generally tend to have shorter interest duration and generally have interest rates that reset at five years or less (see chart below);
(ii)	investing in shorter duration securities and mortgage-backed securities;
(iii)	obtaining general financing through FHLB advances with a fixed long term;
(iv)	utilizing interest rate swaps or other derivative instruments; and
(v)	obtaining financing through the use of long term brokered deposits.

The chart below provides maturity/repricing information for the entire loan portfolio, the majority of which is comprised of multifamily and commercial real estate loans.

Loan Portfolio by Reprice/Maturity Date
At June 30, 2015
(Dollars in thousands)
		Weighted	% of Total	Cumulative
Repricing or Maturing Within:	Amount	Avg. Rate	Loans	Percent
Less than 1 year	$154,601	4.78%	5.53%	5.53%
1 - 3 years	1,021,406	3.80%	36.51%	42.04%
3 - 5 years	955,437	3.90%	34.15%	76.19%
5 -7 years	280,034	4.32%	10.01%	86.20%
7 - 10 years	55,985	4.98%	2.00%	88.20%
Greater than 10 years	330,059	5.07%	11.80%	100.00%
	$2,797,522	4.11%	100.00%

As of June 30, 2015, 76.2% of the portfolio matured or repriced in five years or less.

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

The table below sets forth, as of June 30, 2015, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest	Estimated	Estimated Increase (Decrease) in NPV			Increase (Decrease)
Rates (basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
	(Dollars in thousands)
200	$500,768	$($56,355)	(10.12)%	15.36%	(102)
100	532,380	$(24,743)	(4.44)%	15.98%	(41)
0	557,123	—	0.00%	16.38%	—
-100	616,440	$59,317	10.65%	17.64%	126

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2015 in the event of a 100 basis point decrease in interest rates, we would experience a 10.65% increase in net portfolio value.  In the event of a 200 and 100 basis point increase in interest rates, we would experience a 10.1% decrease and a 4.4% decrease in net portfolio value, respectively.  These changes in net portfolio value are within the limitations established in our asset and liability management policies.  This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At June 30, 2015, cash and cash equivalents totaled $15.1 million.  Securities securities classified as available for sale, which provide additional sources of liquidity, totaled $259.0 million at June 30, 2015.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2015, we had $54.1 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $23.1 million in unused lines of credit to borrowers.  Time deposits due within one year of June 30, 2015 totaled $467.9 million, or 32.8% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and FHLB advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits.  We believe, however, based on past experience, that a significant portion of our time deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity currently is the origination of loans and the purchase of loans and securities. During the year ended June 30, 2015, we originated $668.5 million of loans and purchased $99.3 million of securities. During the year ended June 30, 2014, we originated $603.1 million of loans and purchased $183.8 million of securities. There were no loans purchased during the years ended June 30, 2015 and 2014.

Financing activities consist primarily of activity in deposit accounts and FHLB advances.  We experienced a net increase in total deposits of $381.8 million and $161.3 million for the fiscal years ended June 30, 2015 and 2014, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of New York, which provide an additional source of funds.  FHLB advances reflected a net decrease of $171.1 million and an increase of $133.8 million during the fiscal years ended June 30, 2015 and 2014, respectively.  FHLB advances have primarily been used to fund loan demand and provide longer-term sources of funding.  At June 30, 2015, the Company had additional borrowing capacity of $527.1 million with the FHLB.

Oritani Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2015, Oritani Bank exceeded all regulatory capital requirements.  Oritani Bank is considered "well capitalized" under regulatory guidelines.  See "Supervision and Regulation-Federal Banking Regulation-Capital Requirements" and Note 17 of the Notes to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

Commitments. As a financial services provider, we routinely are a party to various financial instruments with off-balance-sheet risks, such as commitments to extend credit, standby letters of credit and unused lines of credit. While these contractual obligations represent our future cash requirements, a significant portion of commitments to extend credit may expire without being drawn upon. Such commitments are subject to the same credit policies and approval process accorded to loans we make. We consider commitments to extend credit in determining our allowance for loan losses. For additional information, see Note 4, "Loans," to our Consolidated Financial Statements.

Contractual Obligations. In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment.

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at June 30, 2015. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Federal Home Loan Bank advances	$211,130	$261,685	$187,141	$136,416	$796,372
Operating leases	712	1,205	893	823	3,633
Total	$211,842	$262,890	$188,034	$137,239	$800,005
Commitments to extend credit	$54,122	$—	$—	$—	$54,122
Unadvanced construction loans	$2,403	$—	$—	$—	$2,403
Unused lines of credit	$20,683	$—	$—	$—	$20,683
Commitments to purchase securities	$—	$—	$—	$—	$—

Impact of Inflation and Changing Prices

Our consolidated financial statements and related notes have been prepared in accordance with GAAP.  GAAP generally requires the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, our assets and liabilities are primarily monetary in nature. As a result, changes in market interest rates have a greater impact on performance than the effects of inflation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For information regarding market risk, see Item 7- "Management's Discussion and Analysis of Financial Conditions and Results of Operation – Management of Market Risk."

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements are included in Part IV, Item 15 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year (the "Evaluation Date"). Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

(b) Changes in internal controls.

The Company considers management of internal controls to be an ongoing matter. There were no changes made in our internal control over financial reporting during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(c) Management report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is a process designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of Oritani Financial Corp.; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our financial statements.

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

Oritani Financial Corp.'s management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2015.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992).  Based on our assessment we believe that, as of June 30, 2015, the Company's internal control over financial reporting is effective based on those criteria.

Oritani Financial Corp.'s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of June 30, 2015. This report appears on page 53.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

Information regarding director nominees, incumbent directors, executive officers, the Audit Committee of the board of directors, Audit Committee financial experts and procedures by which stockholders may recommend director nominees required by this item is set forth under "Proposal I Election of Directors" under the captions "Directors," "Executive Officers," "Nominees for Directors," "Continuing Directors," "Board Meetings and Committees," "Corporate Governance, Code of Ethics and Business Conduct" and "Procedures for the Consideration of Board Candidates Submitted by Stockholders" in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 24, 2015 and is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under "General Information" under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 24, 2015 and is incorporated herein by reference.

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

The information required by this item is set forth under "Proposal 1 Election of Directors" under the captions "Compensation Committee," "Executive Compensation" and "Director Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 24, 2015 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is set forth under "General Information" under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 24, 2015 and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of June 30, 2015 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options (1)	Weighted Average Exercise Price (2)	Number of Securities Remaining Available for Issuance Under Plan
Equity compensation plans approved by stockholders	5,900,164	$11.50	346,407	(3)
Equity compensation plans not approved by stockholders	—	—	—
	5,900,164	$11.50	346,407

(1)	Consists of outstanding stock options to purchase 5,900,164 shares of common stock granted under the Company's stock-base compensation plans.

(2)	The weighted average exercise price reflects the exercise price of $10.43 per share for 1,977,914 stock options granted in 2008; an exercise price of $9.67 per share for 24,000 stock options and $11.11 per share for 20,000 stock options granted in 2010; an exercise price of $11.95 per share for 3,752,250 stock options granted in 2011; an exercise price of $14.55 per share for 70,000 stock options granted in 2012, an exercise price of $16.19 per share for 36,000 stock options granted in 2013 and $15.42 per share for 20,000 stock options for granted in 2014 under the Company's stock-based compensation plans.

(3)	Represents the number of available shares that may be granted as stock options and stock awards under the Company's stock-based compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS, AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set  forth under "Proposal I Election of Directors" under the caption "Director Independence" and "Transactions With Certain Related Persons" in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 24, 2015 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under "Proposal II Ratification of the Appointment of the Independent Registered Public Accounting Firm" in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 24, 2015 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.
(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Balance Sheets—at June 30, 2015 and 2014
(C)	Consolidated Statements of Income—Years ended June 30, 2015, 2014 and 2013
(D)	Consolidated Statements of Comprehensive Income—Years ended June 30, 2015, 2014 and 2013
(E)	Consolidated Statements of Stockholders' Equity—Years ended June 30, 2015, 2014 and 2013
(F)	Consolidated Statements of Cash Flows—Years ended June June 30, 2015, 2014 and 2013
(G)	Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Oritani Financial Corp.
Township of Washington, New Jersey:

We have audited the accompanying consolidated balance sheets of Oritani Financial Corp. and subsidiaries (the Company) as of June 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oritani Financial Corp. and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 14, 2015 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Short Hills, New Jersey
September 14, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Oritani Financial Corp.
Township of Washington, New Jersey:

We have audited Oritani Financial Corp. and subsidiaries' (the Company) internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Oritani Financial Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oritani Financial Corp. and subsidiaries as of June 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2015, and our report dated September 14, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Short Hills, New Jersey
September 14, 2015

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
Assets	2015	2014
Cash on hand and in banks	$11,380	$17,490
Federal funds sold and short term investments	3,749	1,441
Cash and cash equivalents	15,129	18,931
Loans, net	2,756,212	2,503,894
Securities available for sale, at fair value	258,963	384,137
Securities held to maturity, fair value of $107,749 and $32,539, respectively.	107,990	32,422
Bank Owned Life Insurance (at cash surrender value)	90,609	68,054
Federal Home Loan Bank of New York ("FHLB") stock, at cost	39,898	49,046
Accrued interest receivable	9,266	10,214
Investments in real estate joint ventures, net	6,658	6,391
Real estate held for investment	655	917
Real estate owned	4,059	3,850
Office properties and equipment, net	14,431	14,675
Deferred tax assets, net	41,356	34,705
Other assets	7,839	12,964
Total Assets	$3,353,065	$3,140,200

Liabilities
Deposits	$1,962,737	$1,580,975
Borrowings	796,372	967,443
Advance payments by borrowers for taxes and insurance	20,445	16,105
Other liabilities	55,841	49,385
Total liabilities	2,835,395	2,613,908

Stockholders' Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 44,012,239 shares outstanding at June 30, 2015 and 45,499,332 shares outstanding at June 30, 2014	562	562
Additional paid-in capital	508,999	504,434
Unallocated common stock held by the employee stock ownership plan	(22,803)	(24,331)
Restricted Stock Awards	(8,088)	(12,086)
Treasury stock, at cost; 12,232,826 shares at June 30, 2015 and 10,745,733 shares at June 30, 2014	(162,344)	(140,451)
Retained income	203,192	195,970
Accumulated other comprehensive income, net of tax	(1,848)	2,194
Total stockholders' equity	517,670	526,292
Total Liabilities and Stockholders' Equity	$3,353,065	$3,140,200

See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income
Years ended June 30, 2015, 2014 and 2013

	Years ended June 30,
	2015	2014	2013
	(Dollars in thousands, except per share data)
Interest income:
Interest on mortgage loans	$121,778	$119,004	$117,418
Interest on securities available for sale	6,301	6,590	7,099
Interest on securities held to maturity	1,766	820	955
Dividends on FHLB stock	1,908	1,801	1,752
Interest on federal funds sold and short term investments	6	11	4
Total interest income	131,759	128,226	127,228
Interest expense:
Deposits (note 10)	11,849	8,615	8,524
Borrowings (note 12)	23,160	22,488	21,274
Total interest expense	35,009	31,103	29,798
Net interest income before provision for loan losses	96,750	97,123	97,430
Provision for loan losses (note 5)	200	700	3,850
Net interest income after provision for loan losses	96,550	96,423	93,580
Other income:
Service charges	913	1,084	922
Real estate operations, net	1,350	1,135	1,255
Net income (loss) from investments in real estate joint ventures	1,805	860	(566)
Bank Owned Life Insurance income	2,555	2,018	3,253
Net gain on sale of securities	768	51	-
Gain (loss) on sale of assets and loans	11,616	(58)	72
(Loss) gain on sale of real estate owned	(9)	221	631
Other income	284	291	253
Total other income	19,282	5,602	5,820
Operating expenses:
Compensation, payroll taxes and benefits (notes 14 and 15)	29,745	28,593	27,774
Advertising	385	360	361
Office occupancy and equipment expense (notes 9 and 16)	3,003	3,043	2,812
Data processing service fees	1,961	1,814	1,652
Federal insurance premiums	1,571	1,340	1,331
Real estate owned expense	1,954	362	391
Other expenses	4,097	3,966	3,556
Total operating expenses	42,716	39,478	37,877

Income before income tax expense	73,116	62,547	61,523
Income tax expense (note 11)	26,214	21,488	21,979
Net income	$46,902	$41,059	$39,544
Basic income per common share	$1.13	$0.96	$0.94
Diluted income per common share	$1.10	$0.94	$0.92

 See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
Years ended June 30, 2015, 2014 and 2013
(In thousands)

	Years ended June 30,
	2015	2014	2013
Net income	$46,902	$41,059	$39,544
Other comprehensive income, net of tax:
Change in unrealized holding loss on securities available for sale	(820)	(787)	(2,285)
Reclassification adjustment for security losses included in net income	(412)	28	—
Change in unrealized (loss) gain on interest rate swaps	(2,111)	(1,436)	1,519
Amortization related to post-retirement obligations	54	46	189
Change in funded status of retirement obligations	(753)	(87)	1,085
Total other comprehensive (loss) income	(4,042)	(2,236)	508
Total comprehensive income	$42,860	$38,823	$40,052

See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years ended June 30, 2015, 2014 and 2013
(Dollars in thousands)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Un- allocated common stock held by ESOP	Retained income	Accumu- lated other compre- hensive income, net of tax	Total stock- holders' equity
Balance at June 30, 2014	45,499,332	$562	$504,434	$(12,086)	$(140,451)	$(24,331)	$195,970	$2,194	$526,292
Net income	—	—	—	—	—	—	46,902	—	46,902
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(4,042)	(4,042)
Cash dividend declared	—	—	—	—	—	—	(39,514)	—	(39,514)
Purchase of treasury stock	(1,549,403)	—	—	—	(22,720)	—	—	—	(22,720)
Compensation cost for stock options and restricted stock	—	—	6,049	—	—	—	—	—	6,049
ESOP shares allocated or committed to be released	—	—	1,187	—	—	1,528	—	—	2,715
Exercise of stock options	68,710	—	—	—	908	—	(137)	—	771
Vesting of restricted stock awards	—	—	(3,888)	3,917	—	—	(29)	—	—
Forfeiture of restricted stock awards	(6,400)	—	—	81	(81)	—	—	—	—
Tax benefit from stock-based compensation	—	—	1,217	—	—	—	—	—	1,217
Balance at June 30, 2015	44,012,239	$562	$508,999	$(8,088)	$(162,344)	$(22,803)	$203,192	$(1,848)	$517,670
See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years ended June 30, 2015, 2014 and 2013
(Dollars in thousands)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Un- allocated common stock held by ESOP	Retained income	Accumu- lated other compre- hensive income, net of tax	Total stock- holders' equity
Balance at June 30, 2012	45,198,765	$562	$495,704	$(19,146)	$(143,469)	$(27,582)	$200,718	$3,922	$510,709
Net income	—	—	—	—	—	—	39,544	—	39,544
Other comprehensive income, net of tax	—	—	—	—	—	—	—	508	508
Cash dividend declared	—	—	—	—	—	—	(43,074)	—	(43,074)
Purchase of treasury stock	(103,095)	—	—	—	(1,524)	—	—	—	(1,524)
Issuance of restricted stock awards	45,000	—	—	(585)	585	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	6,023	—	—	—	—	—	6,023
ESOP shares allocated or committed to be released	—	—	1,310	—	—	1,695	—	—	3,005
Exercise of stock options	264,361	—	—	—	3,436	—	(637)	—	2,799
Vesting of restricted stock awards	—	—	(3,796)	3,831	—	—	(35)	—	—
Forfeiture of restricted stock awards	(14,000)	—	—	170	(170)	—	—	—	—
Tax benefit from stock-based compensation	—	—	720	—	—	—	—	—	720
Balance at June 30, 2013	45,391,031	$562	$499,961	$(15,730)	$(141,142)	$(25,887)	$196,516	$4,430	$518,710
Net income	—	—	—	—	—	—	41,059	—	41,059
Other comprehensive income, net of tax	—	—	—	—	—	—	—	(2,236)	(2,236)
Cash dividend declared	—	—	—	—	—	—	(40,438)	—	(40,438)
Purchase of treasury stock	(368,945)	—	—	—	(5,533)	—	—	—	(5,533)
Issuance of restricted stock awards	28,000	—	—	(364)	364	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	6,047	—	—	—	—	—	6,047
ESOP shares allocated or committed to be released	—	—	1,389	—	—	1,556	—	—	2,945
Exercise of stock options	460,046	—	—	—	5,990	—	(1,146)	—	4,844
Vesting of restricted stock awards	—	—	(3,857)	3,878	—	—	(21)	—	—
Forfeiture of restricted stock awards	(10,800)	—	—	130	(130)	—	—	—	—
Tax benefit from stock-based compensation	—	—	894	—	—	—	—	—	894
Balance at June 30, 2014	45,499,332	$562	$504,434	$(12,086)	$(140,451)	$(24,331)	$195,970	$2,194	$526,292

See accompanying notes to audited consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended June 30, 2015 , 2014 and 2013

	Years ended June 30,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$46,902	$41,059	$39,544
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	8,764	8,992	9,028
Depreciation of premises and equipment	935	957	975
Net amortization and accretion of premiums and discounts on securities	1,232	1,230	2,195
Provision for losses on loans	200	700	3,850
Amortization and accretion of deferred loan fees, net	(3,768)	(3,034)	(2,820)
Increase in deferred taxes	(3,707)	(2,871)	(5,098)
Loss (gain) on sale of loans	—	58	(72)
Gain on sale of securities	(768)	(51)	—
Gain on sale of real estate joint ventures and real estate investments	(11,616)	—	—
Loss (gain) on sale of real estate owned	9	(221)	(631)
Writedown of real estate owned	1,430	196	150
Proceeds from sale of real estate owned	1,363	1,191	4,416
Increase in cash surrender value of bank owned life insurance	(2,555)	(2,018)	(1,781)
Decrease (increase) in accrued interest receivable	948	(100)	516
Decrease in other assets	127	2,847	2,204
Increase in other liabilities	6,686	5,436	4,787
Net cash provided by operating activities	46,182	54,371	57,263
Cash flows from investing activities:
Net increase in loans receivable	(251,699)	(229,186)	(291,494)
Proceeds from sale of mortgage loans	—	—	4,147
Purchase of securities available for sale	—	(180,680)	—
Purchase of securities held to maturity	(99,289)	(3,116)	(10,629)
Proceeds from payments, calls and maturities of securities available for sale	84,804	94,221	175,673
Proceeds from payments, calls and maturities of securities held to maturity	20,291	3,653	4,806
Proceeds from sale of securities available for sale	37,912	18,129	—
Proceeds from sales of securities held to maturity	3,375	8,938	—
Purchase of Bank Owned Life Insurance	(20,000)	(6,040)	(14,100)
Proceeds from BOLI benefit	—	—	2,168
Redemption (purchase) of Federal Home Loan Bank of New York stock	9,148	(6,276)	(4,548)
Proceeds from sale of real estate joint ventures and real estate investments	11,814	—	—
Net (increase) decrease in real estate held for investment	(263)	41	(65)
Net (increase) decrease in real estate joint ventures	(170)	(1,726)	684
Purchase of fixed assets	(692)	(572)	(593)
Net cash used in investing activities	(204,769)	(302,614)	(133,951)

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

	2015	2014	2013
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	$381,762	$161,272	$29,997
Net proceeds from issuance of common stock	771	4,844	2,799
Purchase of treasury stock	(22,720)	(5,533)	(1,524)
Dividends paid to shareholders	(39,514)	(40,438)	(43,074)
Increase in advance payments by borrowers for taxes and insurance	4,340	299	589
Proceeds from borrowed funds	119,180	298,770	289,357
Repayment of borrowed funds	(290,251)	(164,999)	(201,550)
Tax benefit from stock based compensation	1,217	894	720
Net cash provided by financing activities	154,785	255,109	77,314
Net (decrease) increase in cash and cash equivalents	(3,802)	6,866	626
Cash and cash equivalents at beginning of period	18,931	12,065	11,439
Cash and cash equivalents at end of period	$15,129	$18,931	$12,065

Supplemental cash flow information:
Cash paid during the period for:
Interest	$35,263	$30,931	$29,969
Income taxes	$25,224	$22,784	$32,451
Noncash transfer
Loans receivable transferred to real estate owned	$2,949	$3,350	$3,424

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

Business

The Company provides a wide range of deposit banking services to individual and corporate customers in the New Jersey counties of Bergen, Hudson, Essex and Passaic. The Company provides loans to individual and corporate customers in New Jersey as well as corporate customers primarily in portions of the states of New York and Pennsylvania. The Company is subject to competition from other financial institutions and to the regulations of certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

The following are the significant accounting policies which were followed in preparing and presenting these consolidated financial statements.

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at June 30, 2015 and 2014, and in the Consolidated Statements of Income for the years ended June 30, 2015, 2014 and 2013. Actual results could differ significantly from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans.  In connection with the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, management generally obtains independent appraisals for significant properties.

A substantial portion of the Company's loans are secured by real estate in the New Jersey, New York and Pennsylvania markets. In addition, the real estate joint ventures and real estate owned are located in that same market. Accordingly, as with most financial institutions in the market area, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of the carrying amount of real estate joint ventures and real estate owned are susceptible to changes in market conditions.

Securities

Securities include debt, mortgage-backed and marketable equity securities. Management determines the appropriate classification of securities as either available for sale or held to maturity at the purchase date. Securities that may be sold in response to changing market and interest rate conditions or as part of an overall asset/liability strategy are classified as available for sale. Gains or losses on sales of securities available for sale are based upon the specific-identification method. Securities classified as available for sale are carried at fair value with unrealized gains and losses net of applicable taxes, included in accumulated other comprehensive income (loss), a component of equity. If management has the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity. Securities held to maturity are carried at cost, adjusted for unamortized purchase premiums and discounts. Premiums and discounts on securities are accreted or amortized using the level-yield method over the estimated lives of the securities, including the effect of prepayments. Any portion of unrealized loss on an individual equity security deemed to be other than temporarily impaired is recognized as a loss in operations in the period in which such determination is made. For debt investment securities deemed other than temporarily impaired, the investment is written down through current earnings by the impairment related to the estimated credit loss and the non-credit related impairment is recognized in other comprehensive income. In the ordinary course of business, securities are pledged as collateral in conjunction with the Company's borrowings and lines of credit.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Loans

Mortgages on real estate and other loans are stated at the outstanding principal amount of the loans, net of deferred loan fees/costs and the allowance for loan losses. Loan origination and commitment fees, net of related costs, are deferred and amortized as an adjustment to the loan's yield, utilizing the level yield method, over the actual lives of the related loans. Interest income on loans is accrued and credited to interest income as earned. Loans are generally placed on nonaccrual status when they become delinquent 90 days or more as to principal or interest, or when it appears that principal or interest is uncollectible. Interest accrued prior to a loan being placed on nonaccrual status is subsequently reversed. Interest income on nonaccrual loans is recognized only in the period it is ultimately collected. Loans are returned to an accrual status when factors indicating doubtful collectibility no longer exist. Loans are generally charged off after an analysis is completed which indicates, on the basis of currently existing facts, conditions, and values, collectibility of principal and interest is highly questionable and improbable.

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. Loans individually classified as impaired include loans which have a principal balance balances of $1.0 million or more and are ninety days or more delinquent, unless a condition exists for loans less than $1.0 million that would increase the Bank's potential loss exposure. Impaired loans are individually assessed to determine that each loan's carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. Residential mortgage and consumer loans are deemed smaller balance homogeneous loans which are evaluated collectively for impairment and are generally excluded from the population of impaired loans.

Residential real estate mortgage loans not adequately secured are generally charged off when deemed to be uncollectible unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include; a loan that is adequately secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate. Charge-offs of commercial real estate mortgage loans are made on the basis of management's ongoing evaluation of nonperforming loans. In the ordinary course of business, loans are pledged as collateral in conjunction with the Company's borrowings.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged to income based on management's evaluation of the probable losses inherent in its portfolio. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions and other matters which warrant consideration. Subsequent recoveries, if any, are credited to the allowance.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Company's market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.  See Note 5, "Allowance for Loan Losses" of the Notes to the Consolidated Financial Statements for additional information regarding the allowance for loan losses.

Troubled-Debt Restructuring

Troubled debt restructured ("TDR") loans are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the restructured debt is at a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period.

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

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Federal Home Loan Bank of New York Stock

The Bank, as a member of the Federal Home Loan Bank of New York ("FHLB"), is required to hold shares of capital stock in the FHLB in an amount based on the Bank's total investment in mortgage related assets and advances. The requirement pertaining to mortgage related assets is a range from 0.10% to 0.25% of mortgage related assets, and is currently equal to 0.20%. The requirement pertaining to advances is a range from 4.0% to 5.0% of total advances, and is currently equal to 4.5%. The stock is carried at cost. In performing our other-than-temporary impairment analysis of FHLB stock, we evaluated, among other things, (i) its earnings performance, including the significance of any decline in net assets of the FHLB as compared to the regulatory capital amount of the FHLB, (ii) the commitment by the FHLB to make required dividend payments, and (iii) the liquidity position of the FHLB. We do not consider this security to be impaired at June 30, 2015.

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

Employee Benefit Plans

The Bank has a defined benefit pension plan which covers all employees who satisfy the eligibility requirements. The Bank participates in a multi-employer plan. Costs of the pension plan are based on the contribution required to be made to the program. The Bank's policy is to fund at least the minimum contribution required by the Employee Retirement Income Security Act of 1974, as amended. The Plan was frozen as of December 31, 2008.

The Bank has a 401(k) savings incentive plan covering substantially all employees of the Bank. The Bank may match a percentage of the first 6% of employee contributions. The contribution percentage is determined annually by the Board of Directors.

The employee stock ownership plan ("ESOP") is accounted for in accordance with the provisions of ASC 718, "Employers' Accounting for Employee Stock Ownership Plans." The funds borrowed by the ESOP from the Company to purchase the Company's common stock will be repaid from the Bank's contributions over a period of up to 25 years. The Company's common stock not yet allocated to participants is recorded as a reduction of stockholders' equity at cost. Compensation expense for the ESOP is based on the market price of the Company's stock and is recognized as shares are committed to be released to participants.

The Bank provides several nonqualified, defined benefit plans which provide benefits to executive officers and directors of the Company. These plans are unfunded and the costs of the plans are recognized over the period that services are provided.

The Company provides several post-retirement benefit plans to directors and certain retired employees and will provide such benefits to certain active officers that are accounted for in accordance with ASC 715, "Compensation-Retirement Benefits". This guidance requires an employer to: (a) recognize in its statement of financial condition the overfunded or underfunded status of a defined benefit postretirement plan measured as the difference between the fair value of plan assets and the benefit obligation; (b) measure a plan's assets and its obligations that determine its funded status as of the date of its year-end balance sheet and (c) recognize as a component of other comprehensive income, net of tax, the actuarial gains and losses and the prior service costs and credits that arise during the period. The Company accrues the cost of post-retirement benefit plans during the employee's period of active service.

The Company's equity incentive plan is accounted for in accordance with ASC 718, "Compensation-Stock Compensation". This guidance requires companies to recognize in the statement of earnings the grant-date fair value of stock based awards issued to employees. Compensation cost related to stock based awards is recognized on a straight-line basis over the requisite service periods.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Income Taxes

The Company records income taxes in accordance with ASC 740, "Income Taxes," using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. Income taxes are allocated to the individual entities within the consolidated group based on the effective tax rate of the entity.

Derivative Instruments and Hedging Activities

Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  As part of its asset/liability management strategies, Oritani  uses interest rate swaps to hedge variability in future cash flows caused by changes in interest rates and Oritani accounts for these swaps as cash flow hedges.  Interest rate swaps are recorded on our Consolidated Balance Sheets as either an asset or liability at fair value. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income or loss and subsequently reclassified into earnings in the period during which the hedged forecasted transactions affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We formally document our risk management objectives, strategy, and the relationship between the hedging instrument and the hedged items. We evaluate the effectiveness of the hedge relationship, both at inception of the hedge and on an ongoing basis, by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.  Derivatives not designated as hedges do not meet the hedge accounting requirements under U.S. GAAP. Changes in fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

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

Reclassifications

Certain items previously reported have been reclassified to conform with the current period's reporting format.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(2) Stock Repurchase Program

On June 27, 2011, the Board of Directors of the Company authorized a stock repurchase plan pursuant to which the Company repurchased 5,624,506 shares, representing approximately 10% of its then outstanding shares. A second stock repurchase plan, for 10% of the outstanding shares, or 5,062,056 shares, was announced on September 14, 2011 and a third repurchase plan for 5% of the outstanding shares, or 2,278,776 shares, was announced on November 14, 2011. At June 30, 2015, a total of 13,078,048 shares were acquired under these repurchase programs at a weighted average cost of $13.26 per share. The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company's liquidity and capital requirements, and alternative uses of capital. Repurchased shares are held as treasury stock and will be available for general corporate purposes. The Company may also conduct repurchases through a Rule 10b5-1trading plan. At June 30, 2015, there are 2,088,484 shares yet to be purchased under the current repurchase plan.

(3) Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and in banks and federal funds sold and short term investments which are generally sold for one-day periods. There are no restrictions on the Company's cash and cash equivalents.

(4) Loans

A comparative summary of loans at June 30, 2015 and 2014 is as follows:

	June 30, 2015	June 30, 2014
	(In thousands)
Residential	$186,342	$158,180
Residential commercial real estate	1,229,816	998,439
Credit/grocery retail commercial real estate	481,216	418,753
Other commercial real estate	894,016	935,023
Construction and land loans	6,132	34,951
Total loans	2,797,522	2,545,346
Less:
Deferred loan fees, net	10,421	10,051
Allowance for loan losses	30,889	31,401
Net loans	$2,756,212	$2,503,894

At June 30, 2015 and 2014, the Company had fixed-rate mortgage commitments of $13.3 million and $6.9 million, respectively, and variable-rate mortgage commitments of $40.8 million and $82.8 million, respectively, which are not included in the accompanying consolidated financial statements. The rate range of the fixed rate commitments at June 30, 2015 was 3.00% to 4.62%. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. There is no exposure to credit loss in the event the other party does not exercise its right to borrow under the commitment.

Our residential lending area generally encompasses northern New Jersey. Our market area for commercial lending, including residential CRE lending, is broader, generally including the state of New Jersey, eastern Pennsylvania, southern New York, New York City and parts of Connecticut, Virginia, Delaware and Maryland. Our consumer lending is generally limited to the bank's designated lending area which is considerably closer to our branch offices.

Borrowers' abilities to repay their obligations are dependent upon various factors, including the borrowers' income and net worth, cash flows generated by the underlying collateral, value of the underlying collateral and priority of the Company's lien on the property. Such factors are dependent upon various economic conditions and individual circumstances beyond the Company's control; the Company is therefore subject to risk of loss. The Company believes that its lending policies and procedures adequately minimize the potential exposure to such risks and that adequate provisions for losses are provided for all known and inherent risks.

Collateral and/or guarantees are generally required for all loans. In underwriting a loan secured by real property, we require an appraisal of the property by an independent licensed appraiser approved by the Company's board of directors. The appraisal is subject to review by an independent third party hired by the Company. Generally, management obtains updated appraisals when a loan is deemed impaired. These appraisals may be more limited than those prepared for the underwriting of a new loan. In addition, when the Company acquires other real estate owned, it generally obtains a current appraisal to substantiate the net carrying value of the asset.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
The aggregate amount of loans to our executive officers, directors and their related entities, was $38.3 million and $42.6 million  at June 30, 2015 and 2014, respectively. New loans to executive officers, directors and their related entities for the fiscal year ended June 30, 2015 and 2014 totaled $2.0 million and $2.3 million, respectively. Repayments from executive officers, directors and their related entities for the fiscal year ended June 30, 2015 and 2014, totaled $6.2 million and $1.2 million, respectively. These loans were performing according to their original terms at June 30, 2015.

(5) Allowance for Loan Losses

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

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses.  The analysis of the allowance for loan losses has two components: specific and general allocations.  Loan risk ratings are an important part of the evaluation of the adequacy of the allowance for loan losses.  The Credit department classifies all loans within the following categories: Superior, Desirable, Pass, Low Pass, Watch, Special Mention, Substandard, Doubtful or Loss.  The Company utilizes the services of a third party loan review firm to evaluate the loan ratings assigned by the Credit department and related file maintenance items.  Reviews are performed quarterly and, on an annual basis, the third party firm reviews an aggregate of at least 65% of the commercial real estate portfolios, including a sampling of both new and seasoned loans, a review of all "Regulation O" loans, construction loans, and review of all delinquent loans.  Their scope is determined by the Audit Committee.  The firm prepares quarterly reports that include a rating for all loans reviewed over the period.  There is typically a very high degree of correlation between the loan ratings assigned by the Credit department and the loan ratings determined by the third party loan review firm.

Specific allocations are made for loans that are impaired. Management will identify loans that have demonstrated issues that cause concern regarding full collectibility in the required time frame and classified certain loans with such characteristics as impaired. Delinquency and internal credit department reviews are key indicators of such issues. In general, loans that are classified as troubled debt restructurings and loans that are greater than $1.0 million and delinquent more than 90 days are considered impaired.  Impaired values are determined by calculating the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  Specific  reserves are calculated by subtracting the impaired value of a loan from the book value of the loan.  No reserve is necessary if the impaired value exceeds the book value.  Impaired loans are included within the Substandard classification.

The Superior, Desirable, Pass, Low Pass and Watch ratings are all considered to be "Pass" classification loans.  A general reserve is determined for such loans by segregating the Pass classification loans by segment. The following issues are evaluated and general reserve factors are calculated for each loan segment for each issue:

•Historical charge-offs,
•Lending policy and procedures,
•Economic and business conditions,
•Nature and volume of portfolio,
•Lending staff,
•Volume and severity of delinquent loans,
•Loan review system,
•Collateral values, and
•Concentrations of credit.

In the process of determining appropriate reserve factors regarding historical charge-offs, both a look back period and loss emergence periods were utilized.  The look back period is the time frame used to measure historical charge-offs.  The look back period utilized by the Company was five years.  The loss emergence period represents the estimated average time between when a loss event occurs and when such loss is specifically reserved or charged off by the Company.  The loss emergence period utilized by the Company varied by loan segment, and ranged from 12 to 35 months.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
The general reserve factors  are totaled for each loan segment and applied to the appropriate period end balance.  This process determines the general reserve for the Pass classification loans.  The non-impaired loans that are rated Special Mention, Substandard or Doubtful are determined and a general reserve percentage is then applied to all such loans.  The sum of the general reserves for the Special Mention, Substandard and Doubtful loans plus the general reserves for the Pass classification loans equals the total general reserves at period end.

On a quarterly basis, the Chief Financial Officer:

•	Reviews all impaired loans individually, determines the appropriate impaired loan balance and calculates any necessary specific reserves. The most current appraised value is generally used as the basis for the value of the collateral.
•	Summarizes by rating classification all remaining loans that are graded either "Special Mention," "Substandard" or "Doubtful," determines the appropriate general reserve percentage and calculates the necessary general reserve. The reserve percentage utilized is increased as the classification severity increases.
•	Reviews and updates, as necessary, the general reserves appropriate for Pass classification loans, by segment. The appropriate general reserve factor is then applied to the balance in each loan segment and the necessary general reserve is calculated.

The results are summarized and an appropriate level of allowance for loan losses is determined. This level is compared to the "pre-analysis" level of allowance for loan losses and, if necessary, an adjustment is made through the provision for loan losses in order to reflect the appropriate level of allowance for loan losses.

The results of this quarterly process are summarized and processed accordingly. All supporting documentation is maintained by the Chief Financial Officer. A summary of loan loss allowances is presented to the Audit Committee on a quarterly basis.

This evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

We have a concentration of loans secured by real property located in our lending area. Our residential lending area generally encompasses northern New Jersey. Our market area for commercial lending, including residential CRE lending, is broader, generally including the state of New Jersey, Eastern Pennsylvania, Southern New York, New York City and parts of Connecticut, Virginia, Delaware and Maryland. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. In order to reduce the potential for undue influence on the appraisal process, we use an external appraisal firm as our Appraisal Manager. The Appraisal Manager generally does not perform any appraisals but obtains quotes for necessary appraisal work from one of our approved, qualified appraisal firms.  The Appraisal Manager determines the firm to be utilized and orders the work. Completed appraisals are sent to the Appraisal Manager. The Appraisal Manager then reviews the appraisal addressing all key assumptions utilized in the appraisal. The completed appraisal and the written review are then forwarded to the Chief Credit Officer. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the economy generally, and a decline in real estate market values in our lending area. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level. Factors such as current economic conditions, interest rates, and the composition of the loan portfolio will affect our determination of the level of this ratio for any particular period.

Our allowance for loan losses in recent years reflects probable losses resulting from the actual growth in our loan portfolio, ongoing local and regional economic conditions and our overall levels of charge-offs, delinquencies, impaired loans and nonaccrual loans. We believe the allowance for loan losses at June 30, 2015 adequately reflects our portfolio credit risk, given our emphasis on commercial real estate lending and current market conditions.

Although we believe we have established and maintained the allowance for loan losses at adequate levels, additions may be necessary if future economic and other conditions differ substantially from the current operating environment. Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the FDIC and the NJDOBI, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to them at the time of their examination. The most recent such examination was performed by the NJDOBI as of December 31, 2014.

The Company previously maintained an unallocated component related to the general allowance.  Management did not target a specific unallocated percentage of the total general allocation, or total allowance for loan losses.  The primary purpose of the unallocated component was to account for the inherent imprecision of the loss estimation process related primarily to periodic updating of appraisals on impaired loans, as well as periodic updating of commercial loan credit risk ratings by loan officers and the Company's internal credit review process.   Enhancements in the allowance for loan loss methodology during the year ended June 30, 2015 has eliminated the use of the unallocated component.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Activity in the allowance for loan losses is summarized as follows:

	2015	2014	2013
	(In thousands)
Balance at beginning of year	$31,401	$31,381	$31,187
Provisions charged to operations	200	700	3,850
Recoveries	1	1,029	153
Loans charged off	(713)	(1,709)	(3,809)
Balance at end of year	$30,889	$31,401	$31,381

The following tables provide the twelve month activity in the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	Year ended June 30, 2015
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,568	$5,327	$2,652	$17,995	$1,108	$2,751	$31,401
Charge-offs	(333)	—	—	(380)	—	—	(713)
Recoveries	—	—	—	—	1	—	1
Provisions	286	5,487	1,390	(3,672)	(540)	(2,751)	200
Ending balance	$1,521	$10,814	$4,042	$13,943	$569	$—	$30,889

	Year ended June 30, 2014
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$2,592	$5,539	$1,947	$17,460	$1,233	$2,610	$31,381
Charge-offs	(24)	(1,226)	—	(459)	—	—	(1,709)
Recoveries	—	10	—	17	1,002	—	1,029
Provisions	(1,000)	1,004	705	977	(1,127)	141	700
Ending balance	$1,568	$5,327	$2,652	$17,995	$1,108	$2,751	$31,401

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at June 30, 2015 and 2014.

	At June 30, 2015
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$20	$27	$1,290	$—	$28	$—	$1,365
Collectively evaluated for impairment	1,501	10,787	2,752	13,943	541	—	29,524
Total	$1,521	$10,814	$4,042	$13,943	$569	$—	$30,889
Loans receivable:
Individually evaluated for impairment	$3,780	$311	$11,439	$—	$224		$15,754
Collectively evaluated for impairment	182,562	1,229,505	469,777	894,016	5,908		2,781,768
Total	$186,342	$1,229,816	$481,216	$894,016	$6,132		$2,797,522

	At June 30, 2014
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Unallocated	Total
	(In thousands)
Allowance for credit losses
Individually evaluated for impairment	$266	$27	$1,121	$—	$—	$—	$1,414
Collectively evaluated for impairment	1,302	5,300	1,531	17,995	1,108	2,751	29,987
Total	$1,568	$5,327	$2,652	$17,995	$1,108	$2,751	$31,401
Loans receivable:
Individually evaluated for impairment	$4,701	$2,930	$11,796	$—	$—		$19,427
Collectively evaluated for impairment	153,479	995,509	406,957	935,023	34,951		2,525,919
Total	$158,180	$998,439	$418,753	$935,023	$34,951		$2,545,346

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

The following table provides information about the loan credit quality at June 30, 2015 and 2014:

	Credit Quality Indicators at June 30, 2015
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$162,769	$18,236	$416	$4,921	$—	$186,342
Residential commercial real estate	1,203,514	18,487	2,125	5,690	—	1,229,816
Credit/grocery retail commercial real estate	477,351	3,865	—	—	—	481,216
Other commercial real estate	790,076	68,689	15,366	19,885	—	894,016
Construction and land loans	5,908	-	—	224	—	6,132
Total	$2,639,618	$109,277	$17,907	$30,720	$—	$2,797,522

	Credit Quality Indicators at June 30, 2014
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$151,731	$885	$214	$5,350	$—	$158,180
Residential commercial real estate	968,738	24,245	1,948	3,508	—	998,439
Credit/grocery retail commercial real estate	408,987	9,766	—	—	—	418,753
Other commercial real estate	812,524	49,764	18,737	53,998	—	935,023
Construction and land loans	16,112	18,395	—	444	—	34,951
Total	$2,358,092	$103,055	$20,899	$63,300	$—	$2,545,346

Included in loans are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of nonaccrual loans at June 30, 2015, 2014 and 2013 were $12.6 million, $18.0 million and $23.9 million, respectively. If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $878,000 and $562,000 and $1.9 million for the years ended June 30, 2015, 2014, and 2013 respectively. The Company has no loans past due 90 days or more that are still accruing interest.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
The following table summarizes the delinquency and accrual status of the loan portfolio at June 30, 2015 and 2014:

	At June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (1)
	(In thousands)
Residential	$340	$432	$888	$1,660	$184,682	$186,342	$1,329
Residential commercial real estate	—	311	—	311	1,229,505	1,229,816	311
Credit/grocery retail CRE	—	—	—	—	481,216	481,216	—
Other commercial real estate	3,278	—	3,569	6,847	887,169	894,016	10,711
Construction and land loans	—	—	224	224	5,908	6,132	224
Total	$3,618	$743	$4,681	$9,042	$2,788,480	$2,797,522	$12,575

	At June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (2)
	(In thousands)
Residential	$903	$214	$2,374	$3,491	$154,689	$158,180	$5,350
Residential commercial real estate	—	—	3,007	3,007	995,432	998,439	3,508
Credit/grocery retail CRE	—	—	—	—	418,753	418,753	—
Other commercial real estate	3,525	—	3,580	7,105	927,918	935,023	8,670
Construction and land loans	—	—	444	444	34,507	34,951	444
Total	$4,428	$214	$9,405	$14,047	$2,531,299	$2,545,346	$17,972

(1)	Included in nonaccrual loans at June 30, 2015 are other commercial real estate loans totaling $1.1 million that were 30-59 days past due; residential loans totaling $16,000 and residential CRE loans totaling $311,000 that were 60-89 days past due, residential loans totaling $425,000 and Other CRE loans totaling $6.1 million that were less than 30 days past due.

(2)	Included in nonaccrual loans at June 30, 2014 are residential loans totaling $17,000 and other CRE loans totaling $1.0 million that were 30-59 days past due; residential loans totaling $3.0 million, residential CRE loans totaling $501,000 and other CRE loans totaling $4.1 million that were less than 30 days past due.

Impaired loans at June 30, 2015, 2014 and 2013 were $15.8 million, $19.4 million and $25.7 million respectively. The allocation in the allowance for loan losses for impaired loans at June 30, 2015, 2014 and 2013 were $1.4 million on balances of $7.3 million, $1.4 million on balances of $6.2 million and $1.8 million on balances of $11.3 million, respectively. Impaired loans with no related allowance at June 30, 2015, 2014 and 2013 were $8.5 million, $13.2 million and $14.3 million, respectively. The average balance of impaired loans was $14.9 million, $18.4 million and $24.8 million during the years ended June 30, 2015, 2014 and 2013, respectively. Interest income recognized on these loans for the years ended June 30, 2015, 2014 and 2013 was $280,000, $974,000 and $519,000, respectively.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
The following table provides information about the Company's impaired loans at June 30, 2015 and 2014:

	Impaired Financing Receivables
	At June 30, 2015			Year ended June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$3,592	$3,592	$—	$3,429	$144
Other commercial real estate	4,892	4,892	—	4,912	82
	8,484	8,484	—	8,341	226
With an allowance recorded:
Residential	$168	$188	$20	$171	$8
Residential commercial real estate	284	311	27	432	—
Other commercial real estate	5,257	6,547	1,290	5,719	46
Construction and land loans	196	224	28	275	—
	5,905	7,270	1,365	6,597	54
Total:
Residential	$3,760	$3,780	$20	$3,600	$152
Residential commercial real estate	284	311	27	432	—
Other commercial real estate	10,149	11,439	1,290	10,631	128
Construction and land loans	196	224	28	275	—
	$14,389	$15,754	$1,365	$14,938	$280

	Impaired Financing Receivables
	At June 30, 2014			Year ended June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$2,887	$2,887	$—	$2,995	$465
Residential commercial real estate	2,429	2,429	—	2,442	173
Other commercial real estate	7,878	7,878	—	7,993	214
	13,194	13,194	—	13,430	852
With an allowance recorded:
Residential	$1,548	$1,814	$266	$1,551	$6
Residential commercial real estate	474	501	27	422	40
Other commercial real estate	2,797	3,918	1,121	2,952	76
	4,819	6,233	1,414	4,925	122
Total:
Residential	$4,435	$4,701	$266	$4,546	$471
Residential commercial real estate	2,903	2,930	27	2,864	213
Other commercial real estate	10,675	11,796	1,121	10,945	290
	$18,013	$19,427	$1,414	$18,355	$974

Troubled debt restructured loans ("TDRs") are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. The Company has selectively modified certain borrower's loans to enable the borrower to emerge from delinquency and keep their loans current. The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period. Management classifies all TDRs as impaired loans. Included in impaired loans at June 30, 2015 are $3.9 million of loans which are deemed TDRs. At June 30, 2014, TDRs totaled $8.0 million.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
The following table presents additional information regarding the Company's TDRs as of June 30, 2015 and 2014:

	Troubled Debt Restructurings at June 30, 2015
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$188	$188
Residential commercial real estate	—	311	311
Other commercial real estate	418	2,710	3,128
Construction and land loans	—	224	224
Total	$418	$3,433	$3,851
Allowance	$—	$948	$948

	Troubled Debt Restructurings at June 30, 2014
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$3,080	$3,080
Residential commercial real estate	—	501	501
Other commercial real estate	—	4,386	4,386
Total	$—	$7,967	$7,967
Allowance	$—	$1,168	$1,168

The following tables summarize loans that were modified in a troubled debt restructuring during the twelve months ended June 30, 2015.

	Year ended June 30, 2015
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Construction and land loans	1	317	224
Total	1	$317	$224

The loan in the table above was granted an extended maturity date.

There have not been any loans that were restructured during the last twelve months that have subsequently defaulted during the year ended June 30, 2015.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(6) Securities Held to Maturity

The following is a comparative summary of securities held to maturity at June 30, 2015 and June 30, 2014:

		June 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Mortgage-backed securities:
FHLMC	$1,638	$132	$—	$1,770
FNMA	55,808	269	637	55,440
GNMA	1,928	84	—	2,012
CMO	48,616	98	187	48,527
	$107,990	$583	$824	$107,749

		June 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Mortgage-backed securities:
FHLMC	$2,315	$145	$—	$2,460
FNMA	27,896	423	564	27,755
GNMA	2,211	113	—	2,324
	$32,422	$681	$564	$32,539

The contractual maturities of mortgage-backed securities held-to-maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Proceeds from the sale of mortgage-backed securities held to maturity for the twelve months ended June 30, 2015 were $3.4 million on mortgage-backed securities with an amortized cost of $3.2 million, resulting in gross gains of $143,800.  There were no gross losses for the twelve months ended Jun 30, 2015.  Proceeds from the sale of mortgage-backed securities held to maturity for the twelve months ended June 30, 2014 were $8.9 million on mortgage-backed securities with an amortized cost of $8.8 million, resulting in gross gains and gross losses of $117,400 and $16,700, respectively. The Company did not sell any securities held to maturity during the twelve months ended June 30, 2013. The Company did not record other than temporary impairment charges on securities held to maturity during the twelve months ended June 30, 2015, 2014 and 2013. Securities with fair values of $54.2 million and $29.4 million at June 30, 2015 and 2014, respectively, were pledged as collateral for advances. The fair value of securities pledged as collateral for cash flow hedge interest rate swaps totaled $1.8 million at June 30, 2015.  There were no securities held to maturity pledged as collateral for cash flow hedge interest rate swaps at June 30, 2014.

Gross unrealized losses on securities held to maturity and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and 2014 were as follows:

	June 30, 2015
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$32,925	$380	$6,891	$257	$39,816	$637
CMO	31,433	187	—	—	31,433	187
	$64,358	$567	$6,891	$257	$71,249	$824

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
	June 30, 2014
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$—	$—	$14,615	$564	$14,615	$564
	$—	$—	$14,615	$564	$14,615	$564

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

(7) Securities Available for Sale

The following is a comparative summary of securities available for sale at June 30, 2015 and June 30, 2014:

	June 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$1,208	$902	$—	$2,110
Mortgage-backed securities:
FHLMC	5,162	163	—	5,325
FNMA	36,432	537	114	36,855
CMO	213,569	1,580	476	214,673
	$256,371	$3,182	$590	$258,963

	June 30, 2014
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$4,996	$91	$—	$5,087
Equity securities	1,208	763	—	1,971
Mortgage-backed securities:
FHLMC	6,883	267	—	7,150
FNMA	67,543	1,623	71	69,095
CMO	298,868	2,511	545	300,834
	$379,498	$5,255	$616	$384,137

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Proceeds from the sale of securities available for sale for the twelve months June 30, 2015 were $37.9 million on securities with an amortized cost of $37.3 million, resulting in gross gains and gross losses of $860,500 and $236,100, respectively. Proceeds from the sale of securities available for sale for the twelve months June 30, 2014 were $18.1 million on securities with an amortized cost of $18.2 million, resulting in gross gains and gross losses of $136,300 and $185,600, respectively. The Company did not sell any securities available for sale during the twelve months ended June 30, 2013. There were no impairment charges on available for sale securities for the twelve months ended June 30, 2015, 2014 and 2013. The Equity securities caption relates to holdings of shares in financial institutions common stock. Available for sale securities with fair values of $197.4 million and $251.4 million at June 30, 2015 and 2014, respectively, were pledged as collateral for advances.  The fair value of securities pledged as collateral for cash flow hedge interest rate swaps totaled $6.4 million and $1.5 million at June 30, 2015 and 2014, respectively.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and June 30, 2014 were as follows:

	June 30, 2015
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$17,185	$114	$—	$—	$17,185	$114
CMO	42,463	296	9,947	180	52,410	476
	$59,648	$410	$9,947	$180	$69,595	$590

	June 30, 2014
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$21,516	$71	$—	$—	$21,516	$71
CMO	99,627	545	—	—	99,627	545
	$121,143	$616	$—	$—	$121,143	$616

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

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(8) Accrued Interest Receivable

A summary of accrued interest receivable at June 30, 2015 and 2014 is as follows:

	2015	2014
	(In thousands)
Mortgage Loans	$8,543	$9,375
Investment Securities	723	839
	$9,266	$10,214

(9) Office Properties and Equipment

At June 30, 2015 and 2014, office properties and equipment, less accumulated depreciation and amortization, consist of the following:

	2015	2014
	(In thousands)
Cost:
Land	$4,171	$4,171
Buildings	10,073	10,073
Land and building improvements	5,129	4,958
Leasehold improvements	1,425	1,419
Furniture and equipment	6,583	6,318
Construction in progress	311	66
	27,692	27,005
Less accumulated depreciation and amortization	13,261	12,330
	$14,431	$14,675

Depreciation and amortization expense for the years ended June 30, 2015, 2014 and 2013 amounted to $935,000, $957,000 and $975,000, respectively.

At June 30, 2015, the Company and the Bank conducted business from its corporate headquarters in Washington Township, New Jersey, its two lending offices in New York and 25 full service branch offices located in Bergen, Hudson, Essex and Passaic counties, New Jersey.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(10) Deposits

Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. The Bank accepts brokered deposits on a limited basis, when deemed cost effective. At June 30, 2015 and 2014, we had brokered deposits totaling $248.4 million and $27.8 million, respectively. At June 30, 2015 and 2014, brokered deposits include brokered time deposits totaling $43.3 million and $22.8 million having weighted average interest rates of 1.08% and 2.46%, respectively. The brokered time deposits had weighted average maturities of 0.6 years  and 1.8 years at June 30, 2015 and 2014, respectively.

Deposit balances are summarized as follows:

	2015		2014
	Amount	Weighted average cost	Amount	Weighted average cost
	(Dollars in thousands)
Checking accounts	$436,172	0.37%	$444,239	0.47%
Money market deposit accounts	589,012	0.56%	427,909	0.52%
Savings accounts	160,020	0.24%	161,813	0.24%
Time deposits	777,533	1.15%	547,014	1.01%
	$1,962,737	0.73%	$1,580,975	0.65%

Interest expense on deposits for the years ended June 30, 2015, 2014 and 2013 is summarized as follows:

	2015	2014	2013
	(In thousands)
Checking accounts	$1,732	$1,867	$868
Money market deposit accounts	2,508	2,062	2,129
Savings accounts	381	386	391
Time deposits	7,228	4,300	5,136
	$11,849	$8,615	$8,524

Time deposits at June 30, 2015 mature as follows (in thousands):

Year ending June 30:
2016	$467,914
2017	164,442
2018	44,267
2019	46,961
2020	53,949
$777,533

Included in time deposits at June 30, 2015 and 2014 is $431.1 million and $248.6 million, respectively, of deposits of $100,000 and over.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(11) Income Taxes

Income tax expense (benefit) for the years ended June 30, 2015, 2014 and 2013 consists of the following:

	2015	2014	2013
	(In thousands)
Current:
Federal	$26,554	$22,990	$24,795
State	3,367	1,369	2,282
Total current	29,921	24,359	27,077
Deferred:
Federal	(2,071)	(954)	(4,156)
State	(1,636)	(1,917)	(942)
Total deferred	(3,707)	(2,871)	(5,098)
Total income tax expense	$26,214	$21,488	$21,979

A reconciliation between the provision for income taxes and the expected amount (computed by multiplying income before provision for income taxes times the applicable statutory federal income tax rate) for the years ended June 30, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
	(In thousands)
Income before provision for income taxes	$73,116	$62,547	$61,523
Applicable statutory federal income tax rate	35%	35%	35%
Computed "expected" federal income tax expense	25,591	21,891	21,533
Increase (decrease) in federal income tax expense resulting from:
State income taxes, net of federal benefit	1,777	598	871
Bank owned life insurance	(894)	(706)	(1,139)
ESOP fair market value adjustment	415	482	458
Non-deductible compensation	107	198	217
Write-up of Deferred Tax Assets due to NY City and State tax reform	(652)	(954)	—
Other items, net	(130)	(21)	39
Total income tax expense	$26,214	$21,488	$21,979

The effective tax rates for the years ended June 30, 2015, 2014 and 2013 were 35.85%, 34.35% and 35.72%, respectively.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2015 and 2014 are as follows:

	2015	2014
	(In thousands)
Deferred tax assets:
Allowance for loan and real estate owned losses	$12,920	$12,627
Unrealized loss on interest rate swap	1,535	—
Postretirement benefits	11,983	10,051
Accrued/deferred compensation	7,088	5,852
ESOP shares allocated or committed to be released	1,297	1,121
Stock compensation	6,497	5,566
Other than temporary loss on securities	615	615
Capital loss carry forward	637	918
Other	230	223
Total gross deferred tax assets	42,802	36,973
Less valuation reserve	88	88
Total deferred tax asset	42,714	36,885
Deferred tax liabilities:
Unrealized gain on securities available for sale	1,115	1,959
Unrealized gain on interest rate swap	—	42
Other	243	179
Total deferred tax liabilities	1,358	2,180
Net deferred tax asset	$41,356	$34,705

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Sources of deferred taxes for the years ended June 30, 2015 and 2014 were due primarily to the difference in recognizing income and expenses for book purposes and tax purposes for various deferred loan fees, unrealized gains and losses on financial assets, uncollected interest on loans, accrued benefit costs, book and tax depreciation, nonallowable reserves and capital loss carryforwards.

At June 30, 2015 and 2014, the valuation allowance was $88,000. The valuation allowance relates to the impairment charges on equity securities for which tax benefits are not more likely than not to be realized.

At June 30, 2015, retained earnings includes approximately $15.1 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Under ASC 740, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At June 30, 2015, the Company had an unrecognized tax liability of $5.6 million with respect to this reserve.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense. The Company did not have any uncertain tax positions for the years ended June 30, 2015 and 2014.

The Company files income tax returns in the United States federal jurisdiction and in New Jersey, Pennsylvania and New York state jurisdictions. The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2009. Currently, the Company is not under examination by any taxing authority.

(12) Borrowings

As of June 30, 2015, we had total borrowings in the amount of $796.4 million with an estimated weighted average maturity of 2.9 years and a weighted average rate of 2.4%. As of June 30, 2014, we had total borrowings in the amount of $967.4 million with an estimated weighted average maturity of 2.5 years and a weighted average rate of 2.2%. Borrowings primarily consist of advances from the FHLB and, to a lesser extent, advances from other financial institutions.  Several of the borrowings have various put options held by the issuer, FHLB. These put options can be exercised by the FHLB after either a certain passage of time or certain levels of the 3 month LIBOR interest rate. The following table presents borrowings as of June 30, 2015 by stated maturity and by maturity or put date, if applicable:

	Stated Maturity	Maturity or Put
	(In thousands)
Year ending June 30:
2016	$211,130	$306,130
2017	81,685	61,685
2018	180,000	120,000
2019	75,000	60,000
2020	112,141	112,141
2021	37,673	37,673
2022	19,480	19,480
2023	49,263	49,263
2024	30,000	30,000
	$796,372	$796,372

At June 30, 2015, borrowings are secured by mortgage-backed securities and investment securities with a book value of $251.5 million and performing mortgage loans with an outstanding balance of $2.26 billion. The fair value of mortgage-backed securities and investment securities pledged as collateral for borrowings were $251.5 million and $280.8 million at June 30, 2015 and 2014, respectively. At June 30, 2015, the Company had additional borrowing capacity of $527.1 million with the FHLB.

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

At June 30, 2015, Oritani had entered into three interest rate swap agreements. These agreements feature an extended period of time where no cash flows are exchanged, an "Effective Date" that indicates the commencement of the exchange of cash flows, followed by a seven year period where Oritani will receive 3 Month LIBOR from the counterparty and pay interest to the counterparty at a fixed rate. The first agreement has a notional amount of $50 million at a fixed rate of 2.63% with an effective date of April 11, 2016 and a maturity date of April 11, 2023. The second agreement has a notional amount of $25 million at a fixed rate of 3.56% with an effective date of January 11, 2017 and a maturity date of January 11, 2024. The third agreement has a notional amount of $25 million at a fixed rate of 3.67% with an effective date of July 11, 2017 and a maturity date of July 11, 2024.

The following table presents information regarding our derivative financial instruments at June 30, 2015 and 2014.
		At June 30, 2015
Balance Sheet Line Item		Notional Amount	Fair Value
Liability derivatives		(In thousands)
Cash flow hedge interest rate swaps-Gross unrealized loss	Other Liabilities	$100,000	$3,560

	At June 30, 2014
Balance Sheet Line Item	Notional Amount	Fair Value
Asset derivatives	(In thousands)
Cash flow hedge interest rate swaps-Gross unrealized gain	$50,000	$1,052
Cash flow hedge interest rate swaps-Gross unrealized loss	50,000	(953)
Other Assets	$100,000	$99

The fair value of investment securities pledged as collateral for the swaps were $8.2 million.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(14) Employee Benefit Plans

The Company is a participant in the Pentegra Defined Benefit Plan for Financial Institutions ("Pentegra DB Plan"), a tax-qualified defined-benefit pension plan. The Pentegra DB Plan's Employer Identification Number is 13-5645888 and the Plan Number is 333. The Pentegra DB Plan is a multiple-employer plan. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

The Pentegra DB Plan was frozen as of December 31, 2008. Full time employees whom attained age 21 and completed one year of service were eligible to participate in this plan. Retirement benefits are based upon a formula utilizing years of service and average compensation, as defined. Participants were vested 100% upon the completion of 5 years of service.

The funded status (fair value of the plan assets divided by funding target) as of July 1, 2014 and 2013 was 108.0% and 93.7%, respectively. The fair value of plan assets reflects any contributions received through June 30, 2014. The Company's required contributions for the years ended June 30, 2015, 2014 and 2013 were $554,000, $826,000 and $100,000, respectively. The Company's contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the plan.

The Company has a savings incentive plan covering substantially all employees of the Company. Contributions are currently made by the Company in an amount equal to 50% of the first 6% of employee contributions. The contribution percentage is determined annually by the Board of Directors. Company contributions for the years ended June 30, 2015, 2014 and 2013 were $173,000, $166,000 and $162,000, respectively.

The Company has a nonqualified savings incentive plan covering certain eligible employees whose salary deferrals to the savings incentive plan are limited. Contributions to the nonqualified savings incentive plan are currently made by the Company in an amount equal to 50% of the first 6% of employee contributions to this plan with interest calculated at the greater of 9% or the Citibank prime rate of interest. For the years ended June 30, 2015, 2014, and 2013, interest was calculated at 9%. Interest expenses for the years ended June 30, 2015, 2014 and 2013 were $679,000, $557,000 and $439,000, respectively. The contribution percentage is determined annually by the Board of Directors. The deferrals and contributions are payable, with interest, at a future date. Until these payments are made, the obligations to the employees are a general liability of the Company. Company contributions for the years ended June 30, 2015, 2014 and 2013 were $128,000, $132,000 and $143,000, respectively. The total obligation under the nonqualified savings incentive plan that existed as of June 30, 2015, and 2014 was $8.4 million and $6.8 million, respectively.

The Company has a nonqualified Benefit Equalization Plan (BEP Plan) which provides benefits to employees who are disallowed certain benefits under the Company's qualified benefit plans. The Company recorded expenses associated with the BEP Plan of $63,000, $58,000 and $61,000 for the years ended June 30, 2015, 2014 and 2013, respectively.

The Company has a nonqualified Directors' Retirement Plan (the Retirement Plan). The Retirement Plan provides eligible directors an annual retirement benefit based on the monthly meeting fee at the time of the director's retirement, death, disability or a change in control. The Company recorded expenses of $411,000, $400,000 and $549,000 for the years ended June 30, 2015, 2014 and 2013, respectively, related to the Retirement Plan.

During 1999, the Company adopted a Post Retirement Medical Plan (the Medical Plan) for directors and certain eligible employees. The Medical Plan provides a medical retirement benefit at a cost to the Company limited to two times the premium at the time of the participant's retirement. Participants are required to contribute to the plan for excess premiums above the limitation. The Company recorded expenses of $312,000, $234,000 and $337,000 for the years ended June 30, 2015, 2014 and 2013, respectively, related to the Medical Plan.

During 2000, the Company adopted a Deferred Director's Fee Plan (the Deferred Fee Plan) for outside directors of the Company. Under the Deferred Fee Plan, directors may elect to defer the receipt of their board and committee fees. The fees are payable, with interest, at a predetermined future date. Interest is calculated at the greater of 9% or the Citibank prime rate of interest. For the years ended June 30, 2015, 2014 and 2013, interest was calculated at 9%. Interest expenses for the years ended June 30, 2015, 2014 and 2013 were $601,000, $520,000 and $450,000, respectively. Until these payments are made, the obligations to the directors are a general liability of the Company. The total obligation under the Deferred Fee Plan that existed as of June 30, 2015 and 2014 was $7.2 million and $6.2 million, respectively.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
The following table sets forth information regarding the BEP Plan, the Retirement Plan and the Medical Plan at June 30, 2015 and 2014 (in thousands).

	BEP Plan		Retirement Plan		Medical Plan
	2015	2014	2015	2014	2015	2014
Change in benefit obligation:
Projected benefit obligation at beginning of the year	$1,088	$994	$4,964	$4,655	$4,278	$3,982
Service cost	—	—	148	129	123	57
Interest cost	39	40	203	211	182	177
Actuarial (gain) loss	136	14	372	(250)	796	82
Benefits paid	—	—	(43)	(43)	(25)	(20)
Discount rate change	(22)	40	—	262	—	—
Projected benefit obligation at end of the year	$1,241	$1,088	$5,644	$4,964	$5,354	$4,278
Reconciliation of plan assets
Fair value of plan assets at beginning of the year	$—	$—	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—	—	—
Employer contributions	—	—	43	43	25	20
Benefits paid	—	—	(43)	(43)	(25)	(20)
Fair value of plan assets at end of the year	$—	$—	$—	$—	$—	$—
Unfunded status at end of year	$1,241	$1,088	$5,644	$4,964	$5,354	$4,278
The unfunded BEP of $1.2 million and $1.1 million, Retirement Plan of $5.6 million and $5.0 million and Medical Plan of $5.4 million and $4.3 million at June 30, 2015 and 2014 respectively, are included in other liabilities in our consolidated balance sheet. The components of accumulated other comprehensive income related to pension and other postretirement benefits, on a pre-tax basis, at June 30, 2015 and 2014 are summarized in the following table (in thousands).

	BEP Plan		Retirement Plan		Medical Plan
	2015	2014	2015	2014	2015	2014
Prior service cost	$—	$—	$—	$60	$—	$—
Net actuarial loss	333	244	652	281	1,255	466
Total amounts recognized in accumulated other comprehensive income	$333	$244	$652	$341	$1,255	$466

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Net periodic benefit costs for the years ended June 30, 2015, 2014 and 2013, as well as costs that are expected to be amortized into expense in fiscal 2015, are presented in the following table.

	BEP Plan			Retirement Plan			Medical Plan
	2015	2014	2013	2015	2014	2013	2015	2014	2013
	(In thousands)
Service cost	$—	$—	$—	$148	$129	$146	$123	$57	$75
Interest cost	39	40	34	203	211	197	182	177	174
Amortization of unrecognized:
Prior service cost	—	—	—	60	60	60	—	—	—
Net loss	24	18	27	—	—	146	7	—	88
Total	$63	$58	$61	$411	$400	$549	$312	$234	$337
Amounts expected to be amortized into net periodic benefit cost in fiscal 2016:
Prior service cost	$—			$—			$—
Net loss	40			29			155
	$40			$29			$155

The weighted average actuarial assumptions used in the plan determinations at June 30, 2015, 2014 and 2013 were as follows:

	BEP Plan			Retirement Plan			Medical Plan
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Discount Rate	3.85%	3.61%	4.04%	4.11%	4.11%	4.58%	4.42%	4.28%	4.74%
Rate of compensation increase	—	—	—	5.50%	5.50%	5.50%	—	—	—
Medical benefits cost rate of increase	—	—	—	—	—	—	5.00%	6.00%	7.00%

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

	BEP Plan	Retirement Plan	Medical Plan
2016	$86	$267	$75
2017	86	266	110
2018	86	265	165
2019	87	264	174
2020	87	262	228
2020-2025	438	1,562	1,297

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have the following effects on post-retirement benefits (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$67	(51)
Effect on post retirement benefits obligation	$1,101	(851)

During 2005, the Company adopted an Executive Supplemental Retirement Income Agreement (the SERP) for the President/CEO of the Company. The SERP provides a retirement benefit to the executive with a minimum payment period of 20 years upon his death, disability, normal retirement, early retirement or separation from service after a change in control. The SERP benefit is equal to 70% of the executive's average annual pre-retirement base salary and bonus, reduced by the benefits due to the executive through certain other benefit plans. The Company recorded expenses of $654,000, $619,000 and $579,000 for the years ended June 30, 2015, 2014 and 2013, respectively, related to the SERP. The SERP is unfunded, and an accrued liability of $8.1 million and $7.4 million was recorded for this plan as of June 30, 2015 and 2014, respectively.

The Company invests in bank owned life insurance ("BOLI") to help offset the cost of employee benefits. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees with the Company as owner and beneficiary of the policies. BOLI is recorded at its cash surrender value and is classified as a non-interest earning asset. Increases in the carrying value, other than purchases, are recorded as non-interest income. At June 30, 2015 and 2014, the Company had $90.6 million and $68.1 million, respectively, in BOLI. Income earned on BOLI was $2.6 million, $2.0 million and $3.3 million for each of the years ended June 30, 2015, 2014 and 2013, respectively and is exempt from federal and state income taxes as long as the policies are held until the death of the insured individuals. Included in BOLI income for the year ended June 30, 2013 is $1.5 million of non-recurring insurance proceeds.

The Company has a nonqualified Executive Group Life Insurance Replacement Plan ("Split-Dollar") which provides life insurance benefits to certain eligible employees upon death while employed by the Company and upon death following termination of employment due to disability, retirement or change in control. Participants in the plan are entitled to up to two times their base annual salary, as defined by the plan. The Company recorded expenses of $81,000, $105,000 and $31,000 for the years ended June 30, 2015, 2014 and 2013, respectively, related to the Split-Dollar Plan. The accrued liability recorded for this plan as of June 30, 2015 and 2014 was $601,000 and $521,000, respectively.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(15) Stock Based Compensation

Employee Stock Ownership Plan

During 2006, the Company adopted an Employee Stock Ownership Plan (the ESOP). The ESOP is a tax-qualified plan designed to invest primarily in the Company's common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company's common stock. The ESOP purchased 2,384,466 shares of the Company's common stock in the Company's initial public offering at a price of $6.67  per share. In 2010, the ESOP refinanced the outstanding principal and interest balance on the original ESOP loan and purchased additional shares, in the open market, of 1,654,529 in conjunction with the Company's second step transaction at an average price of $10.36 during June 2010. The refinancing and new stock purchases were funded with a loan from the Company to the ESOP. The outstanding loan balance at June 30, 2015 and 2014 was $26.0 million and $27.2 million, respectively. The shares of Company's common stock purchased are pledged as collateral for the loan. Shares are released from the pledge for allocation to participants as loan payments are made. At June 30, 2015, shares allocated to participants were 1,220,653 since the plan inception and shares committed to be released were 158,230. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that were unallocated or not yet committed to be released totaled 2,660,111 at June 30, 2015 and had a fair value of $42.7 million. ESOP compensation expense for the years ended June 30, 2015, 2014, and 2013 was $2.7 million, $2.9 million and $3.0 million, respectively, representing the fair market value of shares allocated or committed to be released during the year.

The Company has also established an ESOP restoration plan and trust, which are non-qualified plans that provide supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan's benefit formula. The supplemental benefits consist of payments representing shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans. Compensation expense related to this plan amounts to $1.5 million, $1.4 million, and $1.4 million, for the years ended June 30, 2015, 2014, and 2013, respectively. The total obligation under the restoration plan as of June 30, 2015 and 2014 was $7.1 million and $5.5 million, respectively. The obligations to the executives are a general liability of the Company.

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

We recognize stock based compensation expense based on the grant-date fair value of those awards and options over the requisite service period in accordance with ASC 718. ASC 718 requires the Company to report as a financing cash flow the benefits of realized tax deductions in excess of the deferred tax benefits previously recognized for compensation expense. Excess tax benefits recognized in 2015, 2014 and 2013 totaled $1,217,000, $894,000, and $720,000, respectively. The Company classified share-based compensation for employees and outside directors within "compensation, payroll taxes and benefits" in the consolidated statements of income to correspond with the same line item as the cash compensation paid.

Stock options are granted at an exercise price equal to the market price of our common stock on the grant date, based on quoted market prices. Stock options generally vest over a five-year service period and expire ten years from issuance. The vesting of the options accelerate upon death or disability, retirement or a change in control and expire 90 days after termination of service, excluding disability or retirement. The Company recognizes compensation expense for all option grants over the awards' respective requisite service periods. Management estimated the fair values of all option grants using the Black-Scholes option-pricing model. Since there was limited historical information on the volatility of the Company's stock, management considered the average volatilities of similar entities for an appropriate period in determining the assumed volatility rate used in the estimation of fair value. Management estimated the expected life of the options using the simplified method. The Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option. The Company classified share-based compensation for employees and outside directors within "compensation, payroll taxes and benefits" in the consolidated statements of income to correspond with the same line item as the cash compensation paid.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
There were no options granted during the twelve months ended June 30, 2015.  The fair value of the options issued during the twelve months ended June 30, 2014 was estimated using the Black-Scholes options-pricing model with the following assumptions:

Twelve months ended June 30, 2014
Option shares granted	56,000
Expected dividend yield	6.25%
Expected volatility	31.50%
Risk-free interest rate	1.98%
Expected option life	6.5

The Company recorded $2.2 million of share based compensation expense related to the options shares for each of the years ended June 30, 2015, 2014 and 2013. Expected future expense related to the non-vested options outstanding at June 30, 2015 is $2.5 million over a weighted average period of 1.2 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

The following is a summary of the Company's stock option activity and related information for its options plan as of June 30, 2015 and changes therein during the twelve months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2014	5,983,674	$2.57	$11.50	6.8
Granted	–	–	–	–
Exercised	(68,710)	2.51	11.22	7.0
Forfeited	(12,800)	2.67	13.58	7.7
Expired	(2,000)	2.65	14.55	8.2
Outstanding at June 30, 2015	5,900,164	$2.57	$11.50	5.8
Exercisable at June 30, 2015	4,276,462	$2.52	$11.26	4.6

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

The following is a summary of the status of the Company's restricted stock shares as of June 30, 2015 and changes therein during the twelve months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2014	997,060	$12.14
Granted	-	-
Vested	(322,620)	12.03
Forfeited	(6,400)	13.58
Non-vested at June 30, 2015	668,040	$12.17

The Company recorded $3.9 million of share based compensation expense related to the restricted stock shares for each of the years ended June 30, 2015, 2014 and 2013.  Expected future expense related to the non-vested restricted shares at June 30, 2015 is $4.7 million over a weighted average period of 1.3 years.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(16) Commitments and Contingencies

In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. Certain facilities are occupied under long-term operating leases which expire on various dates. Certain leases also provide for renewal options. Total rent expense was $820,000, $790,000 and $728,000 for the years ended June 30, 2015, 2014 and 2013, respectively.

Aggregate minimum lease payments for the remainder of the leases are as follows (in thousands):

Year ending June 30:
2016	$712
2017	632
2018	573
2019	462
2020	431
Thereafter	823
$3,633

There were no outstanding commitments to purchase securities at June 30, 2015 and 2014.

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

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at June 30, 2015, the Bank and the Company are required to maintain (a) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (b) minimum ratios of common equity Tier 1, Tier 1 and total capital to risk-weighted assets of 6.0% and 8.0%, respectively.

Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of savings banks into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage (Tier 1) capital ratio of at least 5.0%; a common equity Tier 1 capital to risk-based assets ratio of 6.5%% or more; a Tier 1 risk-based capital ratio of at least 8.0%; and a total risk-based capital ratio of at least 10%.

On January 1, 2015, a final rule issued by the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies became effective which revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), adopted a uniform minimum leverage capital ratio of 4%, increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised and requires more stringent treatment of mortgage servicing assets and certain deferred tax assets. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FDIC about capital components, risk weightings and other factors.

Management believes that, as of June 30, 2015, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
The following is a summary of the Company's actual capital amounts and ratios as of June 30, 2015 and 2014, compared to the FRB minimum capital adequacy requirements.

	June 30, 2015
	Actual		Required
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$519,518	17.79%	$131,428	4.50%
Tier 1 capital (to risk-weighted assets)	519,518	17.79	175,238	6.00
Total capital (to risk-weighted assets)	550,408	18.85	233,651	8.00
Tier 1 capital (to average assets)	519,518	15.67	132,641	4.00

	June 30, 2014
	Actual		Required
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$524,098	19.05%	$129,632	4.50%
Tier 1 capital (to risk-weighted assets)	524,098	19.05	110,045	4.00
Total capital (to risk-weighted assets)	555,499	20.19	220,090	8.00
Tier 1 capital (to average assets)	524,098	17.11	122,504	4.00

The following is a summary of the Bank's actual capital amounts and ratios as of June 30, 2015 and 2014, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

	June 30, 2015
	Actual		Required
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$441,531	15.31%	$129,811	4.50%
Tier 1 capital (to risk-weighted assets)	441,531	15.31	173,082	6.00
Total capital (to risk-weighted assets)	472,151	16.37	230,776	8.00
Tier 1 capital (to average assets)	441,531	13.47	131,105	4.00

	June 30, 2014
	Actual		Required
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$445,403	15.91%	$129,632	4.50%
Tier 1 capital (to risk-weighted assets)	445,403	16.39	108,704	4.00
Total capital (to risk-weighted assets)	476,614	17.54	217,408	8.00
Tier 1 capital (to average assets)	445,403	14.34	124,250	4.00

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(18) Fair Value Measurements

The Company adopted ASC 820, "Fair Value Measurements and Disclosures", on July 1, 2008. Under ASC 820, fair value measurements are not adjusted for transaction costs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820 are described below:

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

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Fair value for loans held for investment is estimated using portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential, residential CRE, credit/grocery retail CRE, other CRE, and construction and land. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming/impaired categories. Fair value of performing loans is estimated using a discounted cash flow model that employs a discount rate that reflects the current market pricing for loans with similar characteristics and remaining maturity, adjusted by an amount for estimated credit losses inherent in the portfolio at the balance sheet date. The rates take into account the expected yield curve. The Company classifies the fair value of loans held for investment as Level 3.

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

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Assets Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets measured at fair value on a recurring basis as of June 30, 2015 and June 30, 2014 by level within the fair value hierarchy. There were no transfers between levels within the fair value hierarchy during the twelve months ended June 30, 2015.

	Fair Value as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$2,110	$2,110	$—	$—
Mortgage-backed securities available for sale				—
FHLMC	5,325	—	5,325	—
FNMA	36,855	—	36,855	—
CMO	214,673	—	214,673	—
Total securities available for sale	$258,963	$2,110	$256,853	$—

Liabilities
Interest rate swap	$3,560	$—	$3,560	$—

	Fair Value as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
U.S. Government and federal agency obligations	$5,087	$—	$5,087	$—
Equity Securities	1,971	1,971	—	—
Mortgage-backed securities available for sale
FHLMC	7,150	—	7,150	—
FNMA	69,095	—	69,095	—
CMO	300,834	—	300,834	—
Total securities available for sale	384,137	1,971	382,166	—

Interest rate swap	99	—	99	—
Total assets measured on a recurring basis	$384,236	$1,971	$382,265	$—

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

The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of June 30, 2015 and 2014 by level within the fair value hierarchy.

	Fair Value as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$168	$—	$—	$168
Residential commercial real estate	284	—	—	284
Other commercial real estate	8,187	—	—	8,187
Total impaired loans	8,639	—	—	8,639
Real estate owned
Residential	1,435	—	—	1,435
Residential commercial real estate	1,202	—	—	1,202
Other commercial real estate	1,422	—	—	1,422
Total real estate owned	4,059	—	—	4,059
Total assets measured on a nonrecurring basis	$12,698	$—	$—	$12,698

	Fair Value as of June 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$1,548	$—	$—	$1,548
Residential commercial real estate	474	—	—	474
Other commercial real estate	5,727	—	—	5,727
Total impaired loans	7,749	—	—	7,749
Real estate owned
Residential commercial real estate	3,000	—	—	3,000
Other commercial real estate	850	—	—	850
Total real estate owned	3,850	—	—	3,850
Total assets measured on a nonrecurring basis	$11,599	$—	$—	$11,599

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Fair Value of Financial Instruments

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company's balance sheet at June 30, 2015 and 2014. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, and overnight borrowings.

	At June 30, 2015
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	$107,990	$107,749	$—	$107,749	$—
Loans, net (1)	2,756,212	2,774,448	—	—	2,774,448
Financial liabilities:
Term deposits	777,533	785,466	—	785,466	—
Term borrowings	636,372	654,450	—	654,450	—

(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

	At June 30, 2014
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	$32,422	$32,539	$—	$32,539	$—
Loans, net (1)	2,503,894	2,510,776	—	—	2,510,776
Financial assets:
Term deposits	547,014	552,579	—	552,579	—
Term borrowings	630,443	656,459	—	656,459	—

(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

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

Balance Sheets

	June 30,
	2015	2014
	(In thousands)
Assets:
Cash	$9	$108
Fed Funds Sold	29,699	19,327
Mortgage Loans, net	31,616	28,038
ESOP loan	26,047	27,204
Securities available for sale, at fair value	2,110	1,971
Accrued Interest Receivable	529	913
Investment in Subsidiaries	440,700	449,077
Other assets	60	—
Total Assets	$530,770	$526,638
Liabilities and Equity
Borrowings	12,500	-
Other liabilities	600,000	346,000
Total Equity	517,670	526,292
Total Liabilities and Equity	$530,770	$526,638

Statements of Income

	Year Ended June 30,
	2015	2014	2013
	(In thousands)
Interest on mortgage loans	$1,398	$1,318	$1,441
Interest on ESOP loan	1,243	1,668	1,747
Interest income on fed funds	16	57	67
Other income	40	35	48
Equity in undistributed earnings of subsidiary	46,583	39,690	38,336
Total income	49,280	42,768	41,639
Interest on borrowings	117,000	—	—
Other expenses	1,781	609	840
Income before income tax expense	47,382	42,159	40,799
Income tax expense	480	1,100	1,255
Net income	$46,902	$41,059	$39,544

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
Statements of Cash Flows

	Year Ended June 30,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$46,902	$41,059	$39,544
Adjustments to reconcile net income to net cash provided by operating activities:
Dividends/distributions from subsidiaries	60,841	39,420	24,893
Equity in undistributed earnings of subsidiary	(46,583)	(39,690)	(38,336)
Decrease in accrued interest receivable	384	41	70
Increase in other assets	(60)	(68)	(153)
Increase (decrease) in other liabilities	188	(270)	605
Net cash provided by operating activities	61,672	40,492	26,623

Cash flows from investing activities
Additional investments in subsidiaries	(15)	(80)	(378)
Principal collected on ESOP loan	1,157	1,176	1,396
(Increase) decrease in mortgage loans, net	(3,578)	(281)	2,839
Net cash (used in) provided by investing activities	(2,436)	815	3,857

Cash flows from financing activities
Dividends paid to shareholders	(39,514)	(40,438)	(43,074)
Purchase of treasury stock	(22,720)	(5,533)	(1,524)
Stock issued upon exercise of stock options	771	4,844	2,799
Proceeds from borrowings	12,500	—	—
Cash used in financing activities	(48,963)	(41,127)	(41,799)
Net change in cash and equivalents	10,273	180	(11,319)
Cash at beginning of period	19,435	19,255	30,574
Cash at end of period	$29,708	$19,435	$19,255

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(20) Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the fiscal years ended June 30, 2015 and 2014.

	Fiscal 2015 Quarter Ended
	September 30	December 31	March 31	June 30
	(Dollars in thousands)
Selected Operating Data:
Interest income	$32,369	$33,663	$33,233	$32,494
Interest expense	8,419	8,599	9,418	8,573
Net interest income	23,950	25,064	23,815	23,921
Provision for loan losses	200	-	-	-
Net interest income after provision for loan losses	23,750	25,064	23,815	23,921
Other income	2,007	1,781	4,129	11,365
Other expense	10,057	11,309	10,760	10,590
Income before income tax expense	15,700	15,536	17,184	24,696
Income tax expense	5,539	5,490	6,227	8,958
Net income	$10,161	$10,046	$10,957	$15,738
Basic Earnings per common share	$0.24	$0.24	$0.26	$0.38
Diluted Earnings per common share	$0.24	$0.24	$0.26	$0.37

	Fiscal 2014 Quarter Ended
	September 30	December 31	March 31	June 30
	(Dollars in thousands)
Selected Operating Data:
Interest income	$32,139	$32,136	$32,194	$31,757
Interest expense	7,546	7,824	7,732	8,001
Net interest income	24,593	24,312	24,462	23,756
Provision for loan losses	300	200	200	-
Net interest income after provision for loan losses	24,293	24,112	24,262	23,756
Other income	1,563	1,564	1,102	1,373
Other expense	9,570	10,076	9,833	9,999
Income before income tax expense	16,286	15,600	15,531	15,130
Income tax expense	5,912	5,617	4,792	5,167
Net income	$10,374	$9,983	$10,739	$9,963
Basic Earnings per common share	$0.24	$0.23	$0.25	$0.23
Diluted Earnings per common share	$0.24	$0.23	$0.25	$0.23

(21) Earnings Per Share

The following is a summary of the Company's earnings per share calculations and reconciliations of basic to diluted earnings per share.

	For the Years Ended June 30,
	2015	2014	2013
	(in thousands, except for per share data)
Net income	$46,902	$41,059	$39,544

Weighted average common shares outstanding—basic	41,664	42,618	42,097
Effect of dilutive non-vested shares and stock options outstanding	974	1,090	884
Weighted average common shares outstanding—diluted	42,638	43,708	42,981
Earnings per share-basic	$1.13	$0.96	$0.94
Earnings per share-diluted	$1.10	$0.94	$0.92

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(22) Other Comprehensive Income

The components of comprehensive income, both gross and net of tax, are presented for the periods below (in thousands):

	Years ended June 30,
	2015	2014	2013
Gross:
Net income	$73,116	$62,547	$61,523
Other comprehensive (loss) income
Change in unrealized holding gain on securities available for sale	(1,425)	(1,328)	(3,873)
Reclassification adjustment for security losses included in net income	(624)	49	—
Change in unrealized gain on interest rate swaps	(3,659)	(2,484)	2,584
Amortization related to post-retirement obligations	91	78	321
Change in funded status of retirement obligations	(1,280)	(148)	1,844
Total other comprehensive (loss) income	(6,897)	(3,833)	876
Total comprehensive income	66,219	58,714	62,399
Tax applicable to:
Net income	26,214	21,488	21,979
Other comprehensive (loss) income
Change in unrealized holding gain on securities available for sale	(605)	(541)	(1,588)
Reclassification adjustment for security losses included in net income	(212)	21	—
Change in unrealized gain on interest rate swaps	(1,548)	(1,048)	1,065
Amortization related to post-retirement obligations	37	32	132
Change in funded status of retirement obligations	(527)	(61)	759
Total other comprehensive (loss) income	(2,855)	(1,597)	368
Total comprehensive income	23,359	19,891	22,347
Net of tax:
Net income	46,902	41,059	39,544
Other comprehensive (loss) income
Change in unrealized holding gain on securities available for sale	(820)	(787)	(2,285)
Reclassification adjustment for security losses included in net income	(412)	28	—
Change in unrealized gain on interest rate swaps	(2,111)	(1,436)	1,519
Amortization related to post-retirement obligations	54	46	189
Change in funded status of retirement obligations	(753)	(87)	1,085
Total other comprehensive (loss) income	(4,042)	(2,236)	508
Total comprehensive income	$42,860	$38,823	$40,052

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of tax, for the twelve months ended June 30, 2015 and 2014 (in thousands):

	Unrealized Holding Gains on Securities Available for Sale	Post Retirement Obligations	Unrealized Holding Gains on Interest Rate Swaps	Accumulated Other Comprehensive Income, Net of Tax
Balance at June 30, 2014	$2,728	$(617)	$83	$2,194
Net change	(1,232)	(699)	(2,111)	(4,042)
Balance at June 30, 2015	$1,496	$(1,316)	$(2,028)	$(1,848)

Balance at June 30, 2013	$3,487	$(576)	$1,519	$4,430
Net change	(759)	(41)	(1,436)	(2,236)
Balance at June 30, 2014	$2,728	$(617)	$83	$2,194

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
The following table sets forth information about the amount reclassified from accumulated other comprehensive income (loss) to the consolidated statement of income and the affected line item in the statement where net income is presented (in thousands).

		Year ended June 30,
Accumulated Other Comprehensive Income (Loss) Component	Affected line item in the Consolidated Statement of Income	2015	2014	2013
Reclassification adjustment for security losses included in net income	Net gain (loss) on sale and write down of securities	$(624)	$49	$—

Amortization related to post-retirement obligations (1)
Prior service cost		60	60	60
Net loss (gain)		31	18	261
Compensation, payroll taxes and fringe benefits		91	78	321

Total before tax		(533)	127	321
Income tax benefit		(175)	53	132
Net of tax		$(358)	$74	$189

(1) These accumulated other comprehensive income (loss) components are included in the computations of net periodic benefit cost. See Note 14, Postretirement Benefits.

(23) Real Estate Joint Ventures, net and Real Estate Held for Investment

The Company accounts for investments in joint ventures under the equity method. The balance reflects the cost basis of investments, plus the Company's share of income earned on the joint venture operations, less cash distributions, including excess cash distributions, and the Company's share of losses on joint venture operations. Cash received in excess of the Company's recorded investment in a joint venture is recorded as unearned revenue in other liabilities.  The net book value of real estate joint ventures was $6.1 million and $5.8 million at June 30, 2015 and 2014, respectively.  During the March 2015 quarter, the Company, together with one of its joint venture partners, sold the underlying collateral and closed the joint venture partnership.  The transaction realized a pretax gain of $2.0 million for the Company.

Real estate held for investment includes the Company's undivided interest in real estate properties accounted for under the equity method and properties held for investment purposes. Cash received in excess of the Company's recorded investment for an undivided interest in real estate property is recorded as unearned revenue in other liabilities. The operations of the properties held for investment purposes are reflected in the financial results of the Company and included in the Other Income caption in the Income Statement. Properties held for investment purposes are carried at cost less accumulated depreciation. The net book value of real estate held for investment was $(86,000) and $(26,000) at June 30, 2015 and 2014, respectively.  A real estate held for investment property was sold during the quarter ending June 30, 2015.  The transaction realized a pretax gain of $9.6 million for the Company.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(24) Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from U.S. GAAP the concept of an extraordinary item. The Board released the new guidance as part of its simplification initiative, which, as explained in the ASU, is intended to "identify, evaluate and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. To be considered an extraordinary item under existing U.S. GAAP, an event or transaction must be unusual in nature and must occur infrequently. As a result, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. For all entities, the ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Entities may apply the guidance prospectively or retrospectively to all prior periods presented in the financial statements. If an entity chooses to apply the guidance prospectively, it must disclose whether amounts included in income from continuing operations after adoption of the ASU are related to events and transactions previously recognized and classified as extraordinary items before the date of adoption. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. The adoption of ASU 2015-01 is not expected to have a material impact on the Company's financial statements.

In August 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-14, "Receivable-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure".  This update requires a mortgage loan to be derecognized and a separate receivable to be recognized upon foreclosure if the loan has a government guarantee that is non-separable from the loan before foreclosure, the creditor has the ability and intent to convey the real estate property to the guarantor, and any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Additionally, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor upon foreclosure.  The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014 (July 1, 2015 for the Company).  The Company does not expect that the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

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

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(25) Subsequent Event

On September 9, 2015, the Company entered into an agreement to sell its interest in seven joint venture entities that owned and operated multifamily apartment properties in New Jersey and eastern Pennsylvania.  The expected pretax gain on the transaction is approximately $22 million and the estimated after tax gain is approximately $14 million.  The transaction is subject to the satisfaction of certain conditions and the transaction is currently anticipated to close in October 2015.

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

ORITANI FINANCIAL CORP.

Date:	September 14, 2015	By:	/s/ Kevin J. Lynch
Kevin J. Lynch
Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin J. Lynch	Director, Chief Executive Officer and President	September 14, 2015
Kevin J. Lynch	(Principal Executive Officer)

/s/ John M. Fields, Jr.	Executive Vice President and	September 14, 2015
John M. Fields, Jr.	Chief Financial Officer

/s/ Michael A. DeBernardi	Director, Executive Vice President and	September 14, 2015
Michael A. DeBernardi	Chief Operating Officer

/s/ Ann Marie Jetton	Sr. Vice President and Principal	September 14, 2015
Ann Marie Jetton	Accounting Officer

/s/ Nicholas Antonaccio	Director	September 14, 2015
Nicholas Antonaccio

/s/ James J. Doyle, Jr.	Director	September 14, 2015
James J. Doyle, Jr.

/s/ Robert S. Hekemian, Jr.	Director	September 14, 2015
Robert S. Hekemian, Jr.

/s/ Harvey R. Hirschfeld	Director	September 14, 2015
Harvey R. Hirschfeld

/s/ John J. Skelly, Jr.	Director
John J. Skelly, Jr.		September 14, 2015