Form 10-Q
period 2015-09-30
Oritani Financial Corp
filed 2015-11-09
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

    YES  ☐    NO  ☒

As of November 9, 2015, there were 56,245,065 shares of the Registrant's common stock, par value $0.01 per share, issued and 44,112,185 shares outstanding.

Oritani Financial Corp.
FORM 10-Q

Table of content
Part I. Financial Information
Item 1. Financial Statements

Oritani Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2015	June 30, 2015
	(unaudited)	(audited)
Assets
Cash on hand and in banks	$9,313	$11,380
Federal funds sold and short term investments	496	3,749
Cash and cash equivalents	9,809	15,129
Loans, net	2,764,475	2,756,212
Securities available for sale, at fair value	239,064	258,963
Securities held to maturity, fair value of $123,914 and $107,749, respectively.	123,275	107,990
Bank Owned Life Insurance (at cash surrender value)	91,305	90,609
Federal Home Loan Bank of New York stock ("FHLB"), at cost	37,302	39,898
Accrued interest receivable	9,417	9,266
Investments in real estate joint ventures, net	6,317	6,658
Real estate held for investment	693	655
Real estate owned	2,926	4,059
Office properties and equipment, net	14,443	14,431
Deferred tax assets, net	41,732	41,356
Other assets	7,894	7,839
Total Assets	$3,348,652	$3,353,065
Liabilities
Deposits	$2,008,395	$1,962,737
Borrowings	738,709	796,372
Advance payments by borrowers for taxes and insurance	19,785	20,445
Other liabilities	59,476	55,841
Total Liabilities	2,826,365	2,835,395
Stockholders' Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 43,967,006 shares outstanding at September 30, 2015 and 44,012,239 shares outstanding at June 30, 2015.	562	562
Additional paid-in capital	507,408	508,999
Restricted Stock Awards	(4,312)	(8,088)
Treasury stock, at cost; 12,278,059 shares at September 30, 2015 and 12,232,826 shares at June 30, 2015.	(163,184)	(162,344)
Unallocated common stock held by the employee stock ownership plan	(22,474)	(22,803)
Retained income	208,020	203,192
Accumulated other comprehensive loss, net of tax	(3,733)	(1,848)
Total Stockholders' Equity	522,287	517,670
Total Liabilities and Stockholders' Equity	$3,348,652	$3,353,065

See accompanying notes to unaudited consolidated financial statements.

Table of content

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Three months ended September 30,
	2015	2014
	(unaudited)
Interest income:
Interest on mortgage loans	$30,789	$29,727
Interest on securities available for sale	1,203	1,800
Interest on securities held to maturity	571	364
Dividends on FHLB stock	401	476
Interest on federal funds sold and short term investments	1	2
Total interest income	32,965	32,369
Interest expense:
Deposits	3,662	2,614
Borrowings	5,154	5,805
Total interest expense	8,816	8,419
Net interest income before provision for loan losses	24,149	23,950
Provision for loan losses	-	200
Net interest income after provision for loan losses	24,149	23,750
Other income:
Service charges	258	223
Real estate operations, net	235	353
Income from investments in real estate joint ventures	407	848
Bank-owned life insurance	696	512
Net gain on sale of assets	4,312	-
Net loss on sale of securities	-	(2)
Other income	77	73
Total other income	5,985	2,007
Other expenses:
Compensation, payroll taxes and fringe benefits	7,703	7,224
Advertising	90	90
Office occupancy and equipment expense	718	729
Data processing service fees	518	463
Federal insurance premiums	399	388
Net expense from real estate operations	330	139
Other expenses	979	1,024
Total operating expenses	10,737	10,057
Income before income tax expense	19,397	15,700
Income tax expense	7,215	5,539
Net income	$12,182	$10,161
Earnings per basic common share	$0.30	$0.24
Earnings per diluted common share	$0.29	$0.24

See accompanying notes to unaudited consolidated financial statements.

Table of content

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended September 30,
	2015	2014
	(unaudited)
Net income	$12,182	$10,161
Other comprehensive loss
Change in unrealized holding gain (loss) on securities available for sale	446	(1,204)
Reclassification adjustment for security losses included in net income	-	84
Amortization related to post-retirement obligations	33	13
Change in unrealized loss on interest rate swaps	(2,364)	(406)
Total other comprehensive loss	(1,885)	(1,513)
Total comprehensive income	$10,297	$8,648

See accompanying notes to unaudited consolidated financial statements.

Table of content

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Three months ended September 30, 2015 and 2014 (unaudited)
(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Unallocated common stock held by ESOP	Retained income	Accumulated other comprehensive income (loss), net of tax	Total stockholders' equity
Balance at June 30, 2014	45,499,332	$562	$504,434	$(12,086)	$(140,451)	$(24,331)	$195,970	$2,194	$526,292
Net income	—	—	—	—	—	—	10,161	—	10,161
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,513)	(1,513)
Cash dividends declared	—	—	—	—	—	—	(7,391)	—	(7,391)
Purchase of treasury stock	(682,078)	—	—	—	(10,195)	—	—	—	(10,195)
Compensation cost for stock options and restricted stock	—	—	1,532	—	—	—	—	—	1,532
ESOP shares allocated or committed to be released	—	—	255	—	—	324	—	—	579
Exercise of stock options	2,400	—	—	—	31	—	(3)	—	28
Vesting of restricted stock awards	—	—	(3,740)	3,794	—	—	(54)	—	—
Tax benefit from stock-based compensation	—	—	356	—	—	—	—	—	356
Balance at September 30, 2014	44,819,654	$562	$502,837	$(8,292)	$(150,615)	$(24,007)	$198,683	$681	$519,849

Balance at June 30, 2015	44,012,239	$562	$508,999	$(8,088)	$(162,344)	$(22,803)	$203,192	$(1,848)	$517,670
Net income	—	—	—	—	—	—	12,182	—	12,182
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,885)	(1,885)
Cash dividends declared	—	—	—	—	—	—	(7,211)	—	(7,211)
Purchase of treasury stock	(97,233)	—	—	—	(1,530)	—	—	—	(1,530)
Compensation cost for stock options and restricted stock	—	—	1,511	—	—	—	—	—	1,511
ESOP shares allocated or committed to be released	—	—	285	—	—	329	—	—	614
Exercise of stock options	52,000	—	—	—	690	—	(92)	—	598
Vesting of restricted stock awards	—	—	(3,725)	3,776	—	—	(51)	—	—
Tax benefit from stock-based compensation	—	—	338	—	—	—	—	—	338
Balance at September 30, 2015	43,967,006	$562	$507,408	$(4,312)	$(163,184)	$(22,474)	$208,020	$(3,733)	$522,287

See accompanying notes to unaudited consolidated financial statements.

Table of content

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Three months ended September 30,
	2015	2014
	(unaudited)
Cash flows from operating activities:
Net income	$12,182	$10,161
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	2,125	2,111
Depreciation of premises and equipment	224	245
Net amortization and accretion of premiums and discounts on securities	302	337
Provision for loan losses	—	200
Amortization and accretion of deferred loan fees, net	(843)	(664)
Increase in deferred taxes	(1,763)	(36)
Loss on sale of investment securities	—	2
Gain on sale of real estate joint ventures	(4,222)	—
Gain on sale of real estate owned	(90)	—
Writedown of real estate owned	250	—
Proceeds from sale of real estate owned	1,290	—
Increase in cash surrender value of bank owned life insurance	(696)	(512)
Increase in accrued interest receivable	(151)	(920)
(Increase) decrease in other assets	(1,274)	2,637
Increase (decrease) in other liabilities	3,714	(4,989)
Net cash provided by operating activities	11,048	8,572
Cash flows from investing activities:
Net increase in loans receivable	(7,737)	(74,804)
Purchase of securities held to maturity	(19,489)	(52,099)
Proceeds from payments, calls and maturities of securities available for sale	20,393	23,722
Proceeds from payments, calls and maturities of securities held to maturity	4,128	1,539
Proceeds from sales of securities available for sale	—	17,246
Proceeds from sales of securities held to maturity	—	3,375
Net decrease in Federal Home Loan Bank of New York stock	2,596	1,758
Proceeds from sales of real estate joint ventures and real estate investments	4,619	-
Net increase in real estate held for investment	(92)	(55)
Net increase in real estate joint ventures	(81)	(464)
Purchase of fixed assets	(235)	(90)
Net cash provided by (used in) investing activities	4,102	(79,872)
Cash flows from financing activities:
Net increase in deposits	45,658	97,710
Purchase of treasury stock	(1,530)	(10,195)
Dividends paid to shareholders	(7,211)	(7,391)
Exercise of stock options	598	28
(Decrease) increase in advance payments by borrowers for taxes and insurance	(660)	16
Proceeds from borrowed funds	19,837	54,313
Repayment of borrowed funds	(77,500)	(63,800)
Tax benefit from stock based compensation	338	356
Net cash (used in) provided by financing activities	(20,470)	71,037
Net (decrease) in cash and cash equivalents	(5,320)	(263)
Cash and cash equivalents at beginning of period	15,129	18,931
Cash and cash equivalents at end of period	$9,809	$18,668
Supplemental cash flow information:
Cash paid during the period for:
Interest	$8,774	$8,539
Income taxes	$6,138	$3,045
Noncash transfer
Loans receivable transferred to real estate owned	$317	$—

See accompanying notes to unaudited consolidated financial statements.

Table of content

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

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

In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included.  The results of operations and other data presented for the three month period ended September 30, 2015 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2016.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for the preparation of the Form 10-Q.  The consolidated financial statements presented should be read in conjunction with the Company's audited consolidated financial statements and notes to consolidated financial statements included in the Company's June 30, 2015 Annual Report on Form 10-K, filed with the SEC on September 14, 2015.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at September 30, 2015 and June 30, 2015 and in the Consolidated Statements of Income for the three months ended September 30, 2015 and 2014.  Actual results could differ significantly from those estimates.

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

Table of content

2. Earnings Per Share ("EPS")

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares outstanding includes the average number of shares of common stock outstanding and allocated or committed to be released Employee Stock Ownership Plan shares.

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

The following is a summary of the Company's earnings per share calculations and reconciliation of basic to diluted earnings per share.

	Three months ended September 30,
	2015	2014
	(In thousands, except per share data)
Net income	$12,182	$10,161
Weighted average common shares outstanding—basic	41,256	42,232
Effect of dilutive stock options outstanding	1,188	952
Weighted average common shares outstanding—diluted	42,444	43,184
Earnings per share-basic	$0.30	$0.24
Earnings per share-diluted	$0.29	$0.24

For the three months ended September 30, 2015 and 2014 there were 9,316 and 19,251 option shares, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for those periods.

3. Stock Repurchase Program

On March 4, 2015, the Board of Directors of the Company authorized a fourth stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5 % of the outstanding shares, or 2,278,776 shares.   At  September 30, 2015, a total of  13,175,281  shares were acquired under repurchase programs at a weighted average cost of  $13.28 per share.  The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company's liquidity and capital requirements, and alternative uses of capital.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes.  The Company may conduct repurchases in accordance with a Rule 10b5-1 trading plan.  At September 30, 2015, there are 1,991,251 shares yet to be purchased under the current plans.

Table of content

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

 The fair value of the options issued during the three months ended September 30, 2015 was estimated using the Black-Scholes options-pricing model with the assumptions in the following table.  There were no options issued during the three months ended September 30, 2014.

Three months ended September 30, 2015
Option shares granted	20,000
Expected dividend yield	6.75%
Expected volatility	26.10%
Risk-free interest rate	2.03%
Expected option life	6.5

The following is a summary of the Company's stock option activity and related information as of September 30, 2015 and changes therein during the three months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2015	5,900,164	$2.57	$11.50	5.8
Granted	20,000	1.64	15.89	10.0
Exercised	(52,000)	2.63	11.53	6.1
Forfeited	(20,000)	2.69	12.65	6.2
Outstanding at September 30, 2015	5,848,164	$2.56	$11.51	5.6
Exercisable at September 30, 2015	5,001,912	$2.54	$11.36	4.6

The Company recorded $533,000 and $550,000 of share based compensation expense related to the options granted for the three months ended September 30, 2015 and 2014, respectively. Expected future expense related to the non-vested options outstanding at September 30, 2015 is $2.0 million over a weighted average period of 1.0 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

Table of content

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

The following is a summary of the status of the Company's restricted stock shares as of September 30, 2015 and changes therein during the three months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2015	668,040	$12.17
Granted	10,000	15.89
Vested	(311,820)	11.95
Forfeited	(6,000)	11.95
Non-vested at September 30, 2015	360,220	$12.46

The Company recorded $978,000 and $982,000 of share based compensation expense related to the restricted stock shares for the three months ended September 30, 2015 and 2014, respectively.  Expected future expense related to the non-vested restricted shares at September 30, 2015 is $3.8 million over a weighted average period of 1.2 years.

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

Net periodic benefit costs for the three months ended September 30, 2015 and 2014 are presented in the following table.

	Retirement Plan		BEP Plan		Medical Plan
	Three months ended September 30,
	2015	2014	2015	2014	2015	2014
	(In thousands)
Service cost	$44	$37	$—	$—	$19	$31
Interest cost	57	51	12	10	59	45
Amortization of unrecognized:
Prior service cost	—	15	—	—	—	—
Net loss	7	—	10	6	39	2
Total	$108	$103	$22	$16	$117	$78

Table of content

6. Loans, net

Loans, net are summarized as follows:

	September 30, 2015	June 30, 2015
	(In thousands)
Residential	$199,415	$186,342
Residential commercial real estate	1,223,517	1,229,816
Credit/grocery retail commercial real estate	544,425	481,216
Other commercial real estate	830,766	894,016
Construction and land loans	7,102	6,132
Total loans	2,805,225	2,797,522
Less:
Deferred loan fees, net	10,116	10,421
Allowance for loan losses	30,634	30,889
Loans, net	$2,764,475	$2,756,212

The Company's allowance for loan losses is analyzed quarterly and many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other environmental factors.  There have been no material changes to the allowance for loan loss methodology as disclosed in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 14, 2015.

The activity in the allowance for loan losses for the three months ended September 30, 2015 and 2014 is summarized as follows:

	Three months ended September 30,
	(In thousands)
	2015	2014
Balance at beginning of period	$30,889	$31,401
Provisions for loan losses	—	200
Recoveries of loans previously charged off	—	1
Loans charged off	(255)	(33)
Balance at end of period	$30,634	$31,569

Table of content

The following table provides the three month activity in the allowance for loan losses allocated by loan category at September 30, 2015 and 2014. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	Three months ended September 30, 2015
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,521	$10,814	$4,042	$13,943	$569	$—	$30,889
Charge-offs	(99)	—	—	(156)	—	—	(255)
Recoveries	—	—	—	—	—	—	—
Provisions	258	(208)	570	(739)	119	—	—
Ending balance	$1,680	$10,606	$4,612	$13,048	$688	$—	$30,634

	Three months ended September 30, 2014
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,568	$5,327	$2,652	$17,995	$1,108	$2,751	$31,401
Charge-offs	—	—	—	(33)	—	—	(33)
Recoveries	—	—	—	—	1	—	1
Provisions	602	352	91	1,074	(808)	(1,111)	200
Ending balance	$2,170	$5,679	$2,743	$19,036	$301	$1,640	$31,569

Table of content

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at September 30, 2015 and June 30, 2015.

	At September 30, 2015
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$20	$27	$—	$1,290	$47	$1,384
Collectively evaluated for impairment	1,660	10,579	4,612	11,758	641	29,250
Total	$1,680	$10,606	$4,612	$13,048	$688	$30,634
Loans receivable:
Individually evaluated for impairment	$3,779	$321	$—	$10,595	$153	$14,848
Collectively evaluated for impairment	195,636	1,223,196	544,425	820,171	6,949	2,790,377
Total	$199,415	$1,223,517	$544,425	$830,766	$7,102	$2,805,225

	At June 30, 2015
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$20	$27	$—	$1,290	$28	$1,365
Collectively evaluated for impairment	1,501	10,787	4,042	12,653	541	29,524
Total	$1,521	$10,814	$4,042	$13,943	$569	$30,889
Loans receivable:
Individually evaluated for impairment	$3,780	$311	$—	$11,439	$224	$15,754
Collectively evaluated for impairment	182,562	1,229,505	481,216	882,577	5,908	2,781,768
Total	$186,342	$1,229,816	$481,216	$894,016	$6,132	$2,797,522

Table of content

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

The following table provides information about the loan credit quality at September 30, 2015 and June 30, 2015:

	At September 30, 2015
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$176,030	$18,612	$190	$4,583	$—	$199,415
Residential commercial real estate	1,205,415	11,454	6,327	321	—	1,223,517
Credit/grocery retail commercial real estate	509,384	35,041	—	—	—	544,425
Other commercial real estate	729,206	68,518	14,755	18,287	—	830,766
Construction and land loans	6,949	—	—	153	—	7,102
Total	$2,626,984	$133,625	$21,272	$23,344	$—	$2,805,225

	At June 30, 2015
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$162,769	$18,236	$416	$4,921	$—	$186,342
Residential commercial real estate	1,203,514	18,487	2,125	5,690	—	1,229,816
Credit/grocery retail commercial real estate	477,351	3,865	—	—	—	481,216
Other commercial real estate	790,076	68,689	15,366	19,885	—	894,016
Construction and land loans	5,908	—	—	224	—	6,132
Total	$2,639,618	$109,277	$17,907	$30,720	$—	$2,797,522

Table of content

The following table provides information about loans past due at September 30, 2015 and June 30, 2015:

	At September 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (1)
	(In thousands)
Residential	$4,705	$463	$463	$5,631	$193,784	$199,415	$923
Residential commercial real estate	1,670	—	—	1,670	1,221,847	1,223,517	321
Credit/grocery retail commercial real estate	—	—	—	—	544,425	544,425	—
Other commercial real estate	2,000	—	247	2,247	828,519	830,766	9,482
Construction and land loans	—	—	153	153	6,949	7,102	153
Total	$8,375	$463	$863	$9,701	$2,795,524	$2,805,225	$10,879

	At June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (2)
	(In thousands)
Residential	$340	$432	$888	$1,660	$184,682	$186,342	$1,329
Residential commercial real estate	—	311	—	311	1,229,505	1,229,816	311
Credit/grocery retail commercial real estate	—	—	—	—	481,216	481,216	—
Other commercial real estate	3,278	—	3,569	6,847	887,169	894,016	10,711
Construction and land loans	—	—	224	224	5,908	6,132	224
Total	$3,618	$743	$4,681	$9,042	$2,788,480	$2,797,522	$12,575

(1)
Included in nonaccrual loans at September 30, 2015 are residential loans totaling $187,000 that were 30-59 days past due; residential loans totaling $273,000, that were 60-89 days past due; residential commercial real estate loans totaling $321,000 and other commercial real estate loans totaling $9.2 million that were current.

(2)
Included in nonaccrual loans at June 30, 2015 are other commercial real estate loans totaling $1.1 million that were 30-59 days past due; residential loans totaling $16,000 and residential commercial real estate loans totaling $311,000 that were 60-89 days past due; residential loans totaling $425,000 and other commercial real estate loans totaling $6.1 million that were current.

Table of content

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement.  Loans we individually classify as impaired include multifamily, commercial mortgage and construction loans with balances of $1.0 million or more, unless a condition exists for loans less than $1.0 million that would increase the Bank's potential loss exposure.  At September 30, 2015 impaired loans were primarily collateral-dependent and totaled $14.8 million, of which $7.0 million had a specific allowance for credit losses of $1.4 million and $7.9 million of impaired loans had no related allowance for credit losses.  At June 30, 2015 impaired loans were primarily collateral-dependent and totaled $15.8 million, of which $7.3 million  had a related allowance for credit losses of $1.4 million and $8.5 million of impaired loans had no related allowance for credit losses.

The following table provides information about the Company's impaired loans at September 30, 2015 and June 30, 2015:

	Impaired Loans
	At September 30, 2015			Three months ended September 30, 2015
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$3,592	$3,592	$—	$3,592	$12
Other commercial real estate	4,261	4,261	—	4,732	25
	7,853	7,853	—	8,324	37
With an allowance recorded:
Residential	$167	$187	$20	$167	$1
Residential commercial real estate	294	321	27	292	—
Other commercial real estate	5,044	6,334	1,290	5,150	-
Construction and land loans	106	153	47	158	—
	5,611	6,995	1,384	5,767	1
Total:
Residential	$3,759	$3,779	$20	$3,759	$13
Residential commercial real estate	294	321	27	292	—
Other commercial real estate	9,305	10,595	1,290	9,882	25
Construction and land loans	106	153	47	158	—
	$13,464	$14,848	$1,384	$14,091	$38

	Impaired Loans
	At June 30, 2015			Year ended June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$3,592	$3,592	$—	$3,429	$144
Other commercial real estate	4,892	4,892	—	4,912	82
	8,484	8,484	—	8,341	226
With an allowance recorded:
Residential	$168	$188	$20	$171	$8
Residential commercial real estate	284	311	27	432	—
Other commercial real estate	5,257	6,547	1,290	5,719	46
Construction and land loans	196	224	28	275	—
	5,905	7,270	1,365	6,597	54
Total:
Residential	$3,760	$3,780	$20	$3,600	$152
Residential commercial real estate	284	311	27	432	—
Other commercial real estate	10,149	11,439	1,290	10,631	128
Construction and land loans	196	224	28	275	—
	$14,389	$15,754	$1,365	$14,938	$280

Table of content

Troubled debt restructured loans ("TDRs") are those loans whose terms have been modified because of deterioration in the financial condition of the borrower.  The Company has selectively modified certain borrower's loans to enable the borrower to emerge from delinquency and keep their loans current.  The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company.  Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal.  Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period.  Management classifies all TDRs as impaired loans.  Included in impaired loans at September 30, 2015 are $6.0 million of loans which are deemed TDRs.  At June 30, 2015, TDRs totaled $3.9 million.

The following table presents additional information regarding the Company's TDRs as of September 30, 2015 and June 30, 2015:

	At September 30, 2015
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$187	$187
Residential commercial real estate	—	321	321
Other commercial real estate	410	4,965	5,375
Construction and land loans	—	153	153
Total	$410	$5,626	$6,036
Allowance	$—	$967	$967

	Troubled Debt Restructurings at June 30, 2015
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$188	$188
Residential commercial real estate	—	311	311
Other commercial real estate	418	2,710	3,128
Construction and land loans	—	224	224
Total	$418	$3,433	$3,851
Allowance	$—	$948	$948

The following tables present information about TDRs for the periods presented:

	Three months ended September 30,
	2015			2014
	Number of Relationships	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Relationships	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Other commercial real estate	1	$3,385	$2,307	—	$—	$—
Total	1	$3,385	$2,307	—	$—	$—

The relationship modified during the three months ended September 30, 2015, was granted an extended maturity in conjunction with a principal paydown.  There were no loan relationships modified in a troubled debt restructuring during the three months ended  September 30, 2014.
There have been no loans that were modified as TDR during the last twelve months that have subsequently defaulted (90 days or more past due) during the current quarter ended September 30, 2015.

Table of content

7. Investment Securities

Securities Held to Maturity

The following is a comparative summary of securities held to maturity at September 30, 2015 and June 30, 2015:

	At September 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Mortgage-backed securities:
FHLMC	$1,618	$127	$—	$1,745
FNMA	54,180	484	282	54,382
GNMA	1,888	77	—	1,965
CMO	65,589	261	28	65,822
	$123,275	$949	$310	$123,914

	June 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Mortgage-backed securities:
FHLMC	$1,638	$132	$—	$1,770
FNMA	55,808	269	637	55,440
GNMA	1,928	84	—	2,012
CMO	48,616	98	187	48,527
	$107,990	$583	$824	$107,749

The contractual maturities of mortgage-backed securities held to maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any securities held to maturity during the three months ended September 30, 2015.   Proceeds from the sale of securities held to maturity for the three months ended September 30, 2014 were $3.4 million on securities with an amortized cost of $3.2 million, resulting in gross gains of $144,000 and no losses.  The held to maturity securities sold were mortgage-backed securities with 15% or less of their original purchased balances remaining.  Securities with fair values of $52.9 million and $54.2 million at September 30, 2015 and June 30, 2015, respectively, were pledged as collateral for advances.  The Company did not record other-than-temporary impairment charges on securities held to maturity during the three months ended September 30, 2015 and 2014.

Table of content

Gross unrealized losses on securities held to maturity and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and June 30, 2015 were as follows:

	At September 30, 2015
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$13,335	$170	$6,992	$112	$20,327	$282
CMO	29,917	28	—	—	29,917	28
	$43,252	$198	$6,992	$112	$50,244	$310

	June 30, 2015
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$32,925	$380	$6,891	$257	$39,816	$637
CMO	31,433	187	—	—	31,433	187
	$64,358	$567	$6,891	$257	$71,249	$824

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

Table of content
Securities Available for Sale

The following is a comparative summary of securities available for sale at September 30, 2015 and June 30, 2015:

	At September 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$1,208	$888	$—	$2,096
Mortgage-backed securities:
FHLMC	4,737	134	—	4,871
FNMA	34,922	745	—	35,667
CMO	194,887	1,692	149	196,430
	$235,754	$3,459	$149	$239,064

	June 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$1,208	$902	$—	$2,110
Mortgage-backed securities:
FHLMC	5,162	163	—	5,325
FNMA	36,432	537	114	36,855
CMO	213,569	1,580	476	214,673
	$256,371	$3,182	$590	$258,963

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any securities available for sale during the three months ended September 30, 2015.  Proceeds from the sale of securities available for sale for the three months ended September 30, 2014 were $17.2 million on securities available for sale with an amortized cost of $17.4 million, resulting in gross gains and gross losses of $90,500 and $236,100, respectively.  There were no other-than-temporary impairment charges on available for sale securities for the three months ended September 30, 2015 and 2014.  The Equity securities caption relates to holdings of shares in financial institutions common stock.  Available for sale securities with fair values of $180.6 million and $197.4 million at September 30, 2015 and June 30, 2015, respectively, were pledged as collateral for advances.

Table of content

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and June 30, 2015 were as follows:

	September 30, 2015
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
CMO	$33,824	$37	$9,409	$112	$43,233	$149
	$33,824	$37	$9,409	$112	$43,233	$149

	June 30, 2015
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$17,185	$114	$—	$—	$17,185	$114
CMO	42,463	296	9,947	180	52,410	476
	$59,648	$410	$9,947	$180	$69,595	$590

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

8. Deposits

Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. We had brokered deposits totaling $235.1 million and $248.4 million at September 30, 2015 and June 30, 2015, respectively.

 Deposit balances are summarized as follows:

	September 30, 2015	June 30, 2015
	Amount	Amount
	(In thousands)
Checking accounts	$411,916	$436,172
Money market deposit accounts	648,036	589,012
Savings accounts	157,274	160,020
Time deposits	791,169	777,533
	$2,008,395	$1,962,737

Table of content

9. Derivatives and Hedging Activities

Oritani is exposed to certain risks regarding its ongoing business operations.  Derivative instruments are used to offset a portion of the Company's interest rate risk.  Specifically, the Company has utilized interest rate swaps to partially offset the interest rate risk inherent in the Company's balance sheet. The Company's interest rate derivatives are comprised entirely of interest rate swaps hedging floating-rate and forecasted issuances of floating rate liabilities and have been designed and accounted for as cash flow hedges.  Oritani recognizes interest rate swaps at fair value in the consolidated balance sheet with an offset recorded in Other Comprehensive Income and any hedging ineffectiveness would be recorded in earnings.  The carrying value of interest rate derivatives is included in the balance of other assets or other liabilities and comprises the cumulative changes in the fair value of interest rate derivatives.  Such changes in fair value are offset against accumulated other comprehensive income.  These interest rate swaps are generally designated to hedge current and future brokered deposits or other variable rate wholesale funding obtained by the Company.

The Company formally assesses, both at the hedges' inception, and on an on-going basis, whether derivatives used in hedging transactions have been highly effective in offsetting changes in cash flows of hedged items and whether those derivatives are expected to remain highly effective in subsequent periods.  The Company discontinues hedge accounting when (a) it determines that a derivative is no longer effective in offsetting changes in cash flows of a hedged item; (b) the derivative expires or is sold, terminated or exercised; (c) probability exists that the forecasted transaction will no longer occur; or (d) management determines that designating the derivative as a hedging instrument is no longer appropriate.  In all cases in which hedge accounting is discontinued and a derivative remains outstanding, the Company will carry the derivative at fair value in the consolidated balance sheet, recognizing changes in fair value in current period income in the consolidated statement of income.

Oritani is exposed to credit-related losses in the event of nonperformance by the counterparties to the agreements.  Oritani controls the credit risk through selecting highly rated swap counterparties and monitoring procedures, and does not expect the swap counterparties to fail in meeting their contractual obligations.  Oritani only deals with primary swap dealers and believes that the credit risk inherent in these contracts was not significant during and at period end.  Oritani has the right to demand that the counterparties post collateral to cover any significant market value exposure to the counterparties in the portfolio of transactions in place with them.

The Company executed $130.0 million of swaps with a weighted average rate of 1.42% and a weighted average maturity of approximately 74 months during the September 2015 quarter. At September 30, 2015, Oritani had eight interest rate swap agreements with a total notional outstanding of $230.0 million.  These agreements all feature exchanges of fixed for variable payments covering various hedging periods maturing between October 2020 and July 2024.  The Company is paying fixed rates on these swaps ranging from 1.23 % to 3.67%, in exchange for receiving variable payments linked to 1 month or 3 month LIBOR.  The fair value of securities pledged as collateral for the swaps at September 30, 2015 and June 30, 2015 was $9.3 million and $8.2 million, respectively.

The following table presents information regarding our derivative financial instruments at September 30, 2015 and June 30, 2015.

		At September 30, 2015
Balance Sheet Line Item		Notional Amount	Fair Value
Liability derivatives		(In thousands)
Cash flow hedge interest rate swaps - Gross unrealized loss	Other Liabilities	$230,000	$7,717

		At June 30, 2015
Balance Sheet Line Item		Notional Amount	Fair Value
Liability derivatives		(In thousands)
Cash flow hedge interest rate swaps - Gross unrealized loss	Other Liabilities	$100,000	$3,560

Table of content

10. Income Taxes

The Company files income tax returns in the United States federal jurisdiction and in New Jersey, Pennsylvania and New York state jurisdictions.

The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2011. Oritani Financial Corp.'s federal tax return for the tax year ended December 31, 2012 is currently under audit.  Our state and city tax returns are not currently under audit and have not been subject to an audit during the past five years.  The Company did not have any uncertain tax positions at September 30, 2015 and June 30, 2015.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.

11. Real Estate Joint Ventures, net and Real Estate Held for Investment

The Company accounts for investments in joint ventures under the equity method. The balance reflects the cost basis of investments, plus the Company's share of income earned on the joint venture operations, less cash distributions, including excess cash distributions, and the Company's share of losses on joint venture operations. Cash received in excess of the Company's recorded investment in a joint venture is recorded as unearned revenue in other liabilities.  The net book value of real estate joint ventures was $5.8 million and $6.1 million at September 30, 2015 and June 30, 2015, respectively.   Four joint venture investments were under contract for sale at September 30, 2015.  These transactions closed in October, 2015.  The estimated pretax gain on these transactions was approximately $9.3 million.

Real estate held for investment includes the Company's undivided interest in real estate properties accounted for under the equity method and properties held for investment purposes. Cash received in excess of the Company's recorded investment for an undivided interest in real estate property is recorded as unearned revenue in other liabilities. The operations of the properties held for investment purposes are reflected in the financial results of the Company and included in the Other Income caption in the Income Statement. Properties held for investment purposes are carried at cost less accumulated depreciation. The net book value of real estate held for investment was $6,000 and $(86,000) at September 30, 2015 and June 30, 2015, respectively.  Three real estate held for investment properties were sold during the quarter ending September 30, 2015.  The transactions realized a pretax gain of $4.2 million for the Company.  Four real estate held for investment properties were under contract for sale at September 30, 2015.  These transactions closed in October, 2015.  The estimated pretax gain on these transactions was approximately $16.1 million.

Table of content

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

Loans

The Company does not record loans at fair value on a recurring basis. However, periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements. The estimated fair value for significant nonperforming loans and impaired loans are valued utilizing independent appraisals of the collateral securing such loans that rely upon quoted market prices for similar assets in active markets. These appraisals include adjustments to comparable assets based on the appraisers' market knowledge and experience. The appraisals may be  adjusted downward by management (0-20% adjustment rate and 0-10%  risk premium rate), as necessary, for changes in relevant valuation factors subsequent to the appraisal date and the timing of anticipated cash flows (0-8% discount rate).  The Company classifies impaired loans as Level 3.

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

Table of content

Real Estate Owned

Assets acquired through foreclosure or deed in lieu of foreclosure are recorded at fair value less estimated selling costs when acquired, thus establishing a new cost basis. Subsequently, real estate owned is carried at the lower of cost or fair value, less estimated selling costs. Fair value is generally based on independent appraisals. These appraisals include adjustments to comparable assets based on the appraisers' market knowledge and experience, and are considered Level 3. When an asset is acquired, the excess of the loan balance over fair value, less estimated liquidation costs (5%-20% discount rate), is charged to the allowance for loan losses.  If the estimated fair value of the asset declines, a write-down is recorded through expense. The valuation of foreclosed assets is subjective in nature and may be adjusted in the future because of changes in the economic conditions.

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

Table of content

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and June 30, 2015 by level within the fair value hierarchy. There were no transfers between levels within the fair value hierarchy during the three months ended September 30, 2015.

	Fair Value as of September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$2,096	$2,096	$—	$—
Mortgage-backed securities available for sale
FHLMC	4,871	—	4,871	—
FNMA	35,667	—	35,667	—
CMO	196,430	—	196,430	—
Total securities available for sale	$239,064	$2,096	$236,968	$—

Liabilities:
Interest rate swaps	$7,717	$—	$7,717	$—

	Fair Value as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$2,110	$2,110	$—	$—
Mortgage-backed securities available for sale
FHLMC	5,325	—	5,325	—
FNMA	36,855	—	36,855	—
CMO	214,673	—	214,673	—
Total securities available for sale	$258,963	$2,110	$256,853	$—

Liabilities:
Interest rate swaps	$3,560	$—	$3,560	$—

Table of content

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. GAAP. The adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write downs of individual assets.

The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of September 30, 2015 and June 30, 2015 by level within the fair value hierarchy.

	Fair Value as of September 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$167	$—	$—	$167
Residential commercial real estate	294	—	—	294
Other commercial real estate	7,351	—	—	7,351
Construction and land loans	106	—	—	106
Total impaired loans	7,918	—	—	7,918
Real estate owned
Residential	1,125	—	—	1,125
Residential commercial real estate	637	—	—	637
Commercial real estate	1,164	—	—	1,164
Total real estate owned	2,926	—	—	2,926
Total assets measured on a non-recurring basis	$10,844	$—	$—	$10,844

	Fair Value as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$168	$—	$—	$168
Residential commercial real estate	284	—	—	284
Other commercial real estate	8,187	—	—	8,187
Total impaired loans	8,639	—	—	8,639
Real estate owned
Residential	1,435	—	—	1,435
Residential commercial real estate	1,202	—	—	1,202
Other commercial real estate	1,422	—	—	1,422
Total real estate owned	4,059	—	—	4,059
Total assets measured on a non-recurring basis	$12,698	$—	$—	$12,698

Table of content

Estimated Fair Value of Financial Instruments

The following tables present the carrying amount, estimated fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company's balance sheet at September 30, 2015 and June 30, 2015. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, and overnight borrowings.

	September 30, 2015
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	$123,275	$123,914	$—	$123,914	$—
Loans, net (1)	2,764,475	2,794,056	—	—	2,794,056
Financial liabilities:
Time deposits	791,169	799,158	—	799,158	—
Term borrowings	656,209	678,283	—	678,283	—
 _____________
(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

	June 30, 2015
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	$107,990	$107,749	$—	$107,749	$—
Loans, net (1)	2,756,212	2,774,448	—	—	2,774,448
Financial liabilities:
Time deposits	777,533	785,466	—	785,466	—
Term borrowings	636,372	654,450	—	654,450	—
 ______________
(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

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

Table of content

13. Other Comprehensive Income

The components of comprehensive income, both gross and net of tax, are presented for the periods below (in thousands):

	Three months ended September 30,
	2015	2014
Gross:
Net income	$19,397	$15,700
Other comprehensive loss
Change in unrealized holding gain (loss) on securities available for sale	718	(2,085)
Reclassification adjustment for security losses included in net income	—	146
Amortization related to post-retirement obligations	56	23
Change in unrealized loss on interest rate swaps	(4,157)	(704)
Total other comprehensive loss	(3,383)	(2,620)
Total comprehensive income	16,014	13,080
Tax applicable to:
Net income	7,215	5,539
Other comprehensive loss
Change in unrealized holding gain (loss) on securities available for sale	272	(881)
Reclassification adjustment for security losses included in net income	—	62
Amortization related to post-retirement obligations	23	10
Change in unrealized loss on interest rate swaps	(1,793)	(298)
Total other comprehensive loss	(1,498)	(1,107)
Total comprehensive income	5,717	4,432
Net of tax:
Net income	12,182	10,161
Other comprehensive loss
Change in unrealized holding gain (loss) on securities available for sale	446	(1,204)
Reclassification adjustment for security losses included in net income	—	84
Amortization related to post-retirement obligations	33	13
Change in unrealized loss on interest rate swaps	(2,364)	(406)
Total other comprehensive loss	(1,885)	(1,513)
Total comprehensive income	$10,297	$8,648

Table of content

The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of tax, for the three months ended September 30, 2015 and 2014 (in thousands):

	Unrealized Holding Gains on Securities Available for Sale	Post Retirement Obligations	Unrealized Holding Gains on Interest Rate Swaps	Accumulated Other Comprehensive (Loss) Income, Net of Tax
Balance at June 30, 2015	$1,496	$(1,316)	$(2,028)	$(1,848)
Net change	446	33	(2,364)	(1,885)
Balance at September 30, 2015	$1,942	$(1,283)	$(4,392)	$(3,733)

Balance at June 30, 2014	$2,728	$(617)	$83	$2,194
Net change	(1,120)	13	(406)	(1,513)
Balance at September 30, 2014	$1,608	$(604)	$(323)	$681

The following table sets forth information about the amount reclassified from accumulated other comprehensive income (loss) to the consolidated statement of income and the affected line item in the statement where net income is presented (in thousands).

Accumulated Other Comprehensive Income (Loss) Component	Affected line item in the Consolidated Statement of Income	Three months ended September 30, 2015	Three months ended September 30, 2014
Reclassification adjustment for security losses included in net income	Net loss on sale of securities available for sale	$—	$146

Amortization related to post-retirement obligations (1)
Prior service cost		—	15
Net loss		56	8
Compensation, payroll taxes and fringe benefits		56	23

Total before tax		56	169
Income tax benefit		23	72
Net of tax		33	97

(1) These accumulated other comprehensive income (loss) components are included in the computations of net periodic benefit cost. See Note 5. Post-retirement Benefits.

Table of content

14. Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board ("FASB") issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from U.S. GAAP the concept of an extraordinary item. The Board released the new guidance as part of its simplification initiative, which, as explained in the ASU, is intended to "identify, evaluate and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements". To be considered an extraordinary item under existing U.S. GAAP, an event or transaction must be unusual in nature and must occur infrequently. As a result, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. For all entities, the ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Entities may apply the guidance prospectively or retrospectively to all prior periods presented in the financial statements. If an entity chooses to apply the guidance prospectively, it must disclose whether amounts included in income from continuing operations after adoption of the ASU are related to events and transactions previously recognized and classified as extraordinary items before the date of adoption. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption. The adoption of ASU 2015-01 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-14, "Receivable-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure".  This update requires a mortgage loan to be derecognized and a separate receivable to be recognized upon foreclosure if the loan has a government guarantee that is non-separable from the loan before foreclosure, the creditor has the ability and intent to convey the real estate property to the guarantor, and any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Additionally, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor upon foreclosure.  The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014.  We adopted this guidance on July 1, 2015 with no significant impact on the Company's consolidated financial statements.

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

In January 2014, the FASB issued ASU No. 2014-04, "Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force"), which clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted.  We adopted this guidance on July 1, 2015 with no significant impact on the Company's consolidated financial statements.

Table of content

15. Subsequent Event

As of November 9, 2015, the Company sold its interests in eight joint venture entities that owned and operated multifamily apartment properties in New Jersey and eastern Pennsylvania subsequent to September 30, 2015.  The expected pretax gain on the transaction is approximately $25.4 million and the estimated after tax gain is approximately $16.2 million.

As of November 9, 2015, the Company implemented several steps of a strategy intended to reduce prospective borrowing costs, extend long term funding, enhance investment yields and reduce interest rate risk. The primary step was the prepayment of high rate FHLB advances. The Company prepaid a total of $135.0 million of such advances and incurred a prepayment penalty of $9.4 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements may be identified by reference to a future period or periods, or by use of forward looking terminology, such as "may," "will," "believe," 'expect," "estimate," 'anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms.  Forward looking statements are subject to numerous risks and uncertainties.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2015, include, but are not limited to, those related to the economic environment, particularly in the market areas in which Oritani Financial Corp. (the "Company") operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

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

Overview

Oritani Financial Corp. (the "Company") is a Delaware corporation that was incorporated in March 2010.  The Company is the stock holding company of Oritani Bank (the "Bank").  The Company owns 100% of the outstanding shares of common stock of the Bank.  The Company has engaged primarily in the business of holding the common stock of the Bank and two limited liability companies that own a variety of real estate investments.  In addition, the Company has engaged in limited lending to the real estate investment properties in which (either directly or through one of its subsidiaries) it maintains an ownership interest.  The Bank's principal business consists of attracting retail, commercial and municipal bank deposits from the general public and investing those deposits, together with funds generated from operations, in multifamily and commercial real estate loans, one- to four-family residential mortgage loans as well as in second mortgage and equity loans, construction loans, business loans, other consumer loans, and investment securities.  The Bank originates loans primarily for investment and holds such loans in its portfolio.  Occasionally, the Bank will also enter into loan participations.  The Bank's primary sources of funds are deposits, borrowings, investment maturities and principal and interest payments on loans and securities.  The Bank's revenues are derived principally from interest on loans and securities as well as our investments in real estate and real estate joint ventures.  The Bank also generates revenue from fees and service charges and other income.  The Bank's results of operations depend significantly on its net interest income; which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities.  The Bank's net interest income is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, the timing of the re-pricing of interest-earning assets and interest-bearing liabilities, and the prepayment rate on its mortgage-related assets.  Provisions for loan losses and asset impairment charges can also have a significant impact on results of operations.  Other factors that may affect the Bank's results of operations are general and local economic and competitive conditions, government policies and actions of regulatory authorities.

The Bank's business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to its individual and business customers. The Bank's primary focus has been, and will continue to be, growth in multifamily and commercial real estate lending.

Table of content
Comparison of Financial Condition at September 30, 2015 and June 30, 2015

Total Assets.  Total assets were relatively stable, decreasing $4.4 million to $3.35 billion at September 30, 2015, from $3.35 billion at June 30, 2015.
Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) decreased $5.3 million to $9.8 million at September 30, 2015, from $15.1 million at June 30, 2015.
Net Loans. Loans, net were also relatively stable, increasing $8.3 million to $2.76 billion at September 30, 2015, from $2.76 billion at June 30, 2015.   Loan originations totaled $114.6 million and $146.8 million for the three months ended September 30, 2015 and 2014, respectively.
Delinquency and non performing asset information is provided below:

	9/30/2015	6/30/2015	3/31/2015	12/31/2014	9/30/2014
	(Dollars in thousands)
Delinquency Totals
30—59 days past due	$8,188	$2,535	$5,126	$3,824	$4,926
60—89 days past due	190	416	291	205	689
Nonaccrual	10,879	12,575	13,191	17,533	18,983
Total	$19,257	$15,526	$18,608	$21,562	$24,598
Non Performing Asset Totals
Nonaccrual loans, per above	$10,879	$12,575	$13,191	$17,533	$18,983
Real Estate Owned	2,926	4,059	5,594	4,368	3,850
Total	$13,805	$16,634	$18,785	$21,901	$22,833
Nonaccrual loans to total loans	0.39%	0.45%	0.48%	0.66%	0.72%
Delinquent loans to total loans	0.69%	0.55%	0.68%	0.81%	0.94%
Non performing assets to total assets	0.41%	0.50%	0.57%	0.67%	0.71%

Most delinquency and non performing asset categories realized further improvement during the quarter ended September 30, 2015. However, there was an increase in the 30 – 59 day past due category. The primary cause of the increase was a $3.6 million loan that matured during the quarter ended September 30, 2015. The loan was extended (in the normal course of business) in October and the loan is presently fully current.

Table of content
At September 30, 2015, there are four nonaccrual loans with balances greater than $1.0 million. These loans are discussed below:

·
A $3.7 million loan on a self storage facility in Orange County, NY. The loan is classified as impaired. In accordance with the results of the impairment analysis for this loan, a $417,000 impairment reserve was maintained against this loan as of September 30, 2015. This loan is currently paying as agreed.

·
A $1.0 million loan on a lot and auto showroom in Bergen County, NJ. The loan is classified as a troubled debt restructuring. A modification/extension agreement was reached with the borrower during the quarter ended June 30, 2014. The loan has paid as agreed since the agreement. In accordance with the results of the impairment analysis for this loan, a $407,000 impairment reserve was maintained against this loan as of September 30, 2015.

·
A $1.2 million loan on a retail building in Morris County, NJ. The loan is classified as impaired. A total of $163,000 was previously charged off against this loan. In accordance with the results of the impairment analysis for this loan as of September 30, 2015, no impairment reserve was necessary. A settlement was reached with the borrower over the quarter, see below.

·
A $1.1 million loan on an office building in Somerset County, NJ. The loan is classified as impaired. A total of $292,000 was previously charged off against this loan. In accordance with the results of the impairment analysis for this loan as of September 30, 2015, no impairment reserve was necessary. A settlement was reached with the borrower over the quarter, see below.

o
The two loans described directly above are to the same borrower. The settlement included total payments (for the two loans) of $974,000, the affirmation of all amounts due and an extension of the maturity date by two years. Certain penalty interest and late fees will be forgiven if the loans pay as agreed through maturity, including principal in full. The Company has classified these loans as troubled debt restructurings during the quarter. The loans will remain classified as nonaccrual but will be eligible for accrual status if the loans pay as agreed for the forthcoming six months. Recoveries of delinquent interest and legal fees were obtained by the Company in conjunction with the settlement. These recoveries will be recognized as income, or expense reduction, over time if the loans return to accrual status.

Detail reporting of nonaccrual loans with balances greater than $1.0 million will be discontinued prospectively due to the low level of loans in this category and the lessening risk such loans currently represent. Such reporting will be reinstated if circumstances warrant a change.
There are nine other multifamily/commercial real estate loans, totaling $2.9 million, classified as nonaccrual at September 30, 2015. The largest of these loans has a balance of $697,000.
There are six other residential loans, totaling $923,000, classified as nonaccrual at September 30, 2015. The largest of these loans has a balance of $385,000.

Table of content
Securities available for sale. Securities AFS decreased $19.9 million to $239.1 million at September 30, 2015, from $259.0 million at June 30, 2015. The Company has been classifying the majority of new purchases as held to maturity.
Securities held to maturity. Securities HTM increased $15.3 million to $123.3 million at September 30, 2015, from $108.0 million at June 30, 2015.  Purchases of $19.5 million were partially offset by sales, payments, calls and maturities of $4.1 million.
Investments in Real Estate Joint Ventures, Net and Real Estate Held for Investment. The Company previously announced its intention to investigate the sale of the properties and interests in these portfolios. The table below details the status of these efforts:
				Recognized
	Book Value at		Status at	Gains as of
Property	9/30/2015	9/30/2014	9/30/2015	9/30/2015	Comment
(dollars in thousands)
Real Estate Held For Investment
Marine View	$693	$624	under contract		(a)
Palisades Park	-	334	sold	$9,528	(b)
Park Lane	(98)	(250)	under contract		(a)
Parkway East	(307)	(338)	under contract		(a)
Winstead Village	(92)	(135)	under contract		(c)
Park View	(190)	(207)	under contract		(a)
Net subtotal	6	29

Investments in Joint Ventures
Brighton Court Associates	80	85	under contract		(a)
Plaza 23 Associates	4,745	4,506	(f)
Van Buren Apartments	-	129	sold	1,666	(d)
FAO Hasbrouck Heights	187	165	(f)
Ridge Manor Associates	(453)	(196)	(f)
Hawthorne Terrace	684	699	(f)
FAO Terrace Associates	441	455	(f)
FAO Gardens	372	363	(f)
River Villas Mews, LLC	279	298	under contract		(a)
34 Grant LLC	-	338	sold	45	(d)
Hampshire Realty	(19)	(6)	under contract		(a)
Oaklyn Associates	(35)	(152)	sold	2,088	(e)
Madison Associates	-	(44)	sold	2,510	(d)
10 Landing Lane	(511)	(382)	under contract		(a)
Net subtotal	5,772	6,258

Net total	$5,777	$6,286

(a) - These transactions closed in October, 2015. The total pretax gain on these transactions was approximately $25.4 million.
(b) - This transaction closed and was recognized during the quarter ended June 30, 2015.
(c) - This transaction is expected to close during the quarter ending December 31, 2015. The expected pretax gain on sale of this property is approximately $1.2 million
(d) - These transactions closed and were recognized during the quarter ended September 30, 2015.
(e) - This transaction closed and was recognized during the quarter ended March 31, 2015.
(f) - The strategic disposition of these properties is currently being explored.

Table of content
Real Estate Owned ("REO").  REO decreased $1.1 million to $2.9 million at September 30, 2015, from $4.1 million at June 30, 2015. The balance at September 30, 2015 consisted of 5 properties and the balance at June 30, 2015 consisted of 8 properties.
Deposits.  Deposits increased $45.7 million to $2.01 billion at September 30, 2015, from $1.96 billion at June 30, 2015.   A significant component of the deposit growth over the preceding 12 months has been brokered deposits.  The period end balance of brokered deposits at September 30, 2015 and September 30, 2014 was $235.1 million and $83.6 million, respectively.  The average balance of deposits increased $43.8 million to $2.00 billion from $1.95 billion at June 30, 2015, which represents an annualized growth rate of 9.0%.  This growth occurred despite a decrease of $32.0 million in the average balance of brokered deposits.  Absent this decrease in brokered deposits, the annualized average s  growth rate during the quarter ended September 30, 2015 was 15.5%.
Borrowings. Borrowings decreased $57.7 million to $738.7 million at September 30, 2015, from $796.4 million at June 30, 2015.   The decrease in borrowings is primarily in overnight and short-term borrowings.  Deposit growth has enabled the Company to reduce borrowings.
Stockholders' Equity.  Stockholders' equity increased $4.6 million to $522.3 million at September 30, 2015, from $517.7 million at June 30, 2015. The increase was primarily due to net income and the net impact of the amortization stock based compensation plans, partially offset by dividends and repurchases. During the September 30, 2015 quarter, 97,233 shares of stock were repurchased at a total cost of $1.5 million and an average cost of $15.74 per share. Based on our September 30, 2015 closing price of $15.62 per share, the Company stock was trading at 131.5% of book value.

Table of content
Average Balance Sheet for the Three Months Ended September 30, 2015 and 2014

The following table presents certain information regarding Oritani Financial Corp.'s financial condition and net interest income for the three months ended September 30, 2015 and 2014.  The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  We derived average balances from daily balances over the periods indicated.  Interest income includes fees that we consider adjustments to yields, including prepayment penalties.

	Average Balance Sheet and Yield/Rate Information For the Three Months Ended (unaudited)
	September 30, 2015			September 30, 2014
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$2,759,345	$30,789	4.46%	$2,549,869	$29,727	4.66%
Federal Home Loan Bank Stock	37,870	401	4.24%	48,971	476	3.89%
Securities available for sale	251,443	1,203	1.91%	363,157	1,800	1.98%
Securities held to maturity	111,679	571	2.05%	65,019	364	2.24%
Federal funds sold and short term investments	1,624	1	0.25%	3,292	2	0.25%
Total interest-earning assets	3,161,961	32,965	4.17%	3,030,308	32,369	4.27%
Non-interest-earning assets	185,142			161,167
Total assets	$3,347,103			$3,191,475
Interest-bearing liabilities:
Savings deposits	158,887	95	0.24%	161,124	94	0.23%
Money market	619,617	839	0.54%	426,493	526	0.49%
Checking accounts	436,462	396	0.36%	450,329	479	0.43%
Time deposits	781,646	2,332	1.19%	583,070	1,515	1.04%
Total deposits	1,996,612	3,662	0.73%	1,621,016	2,614	0.65%
Borrowings	751,255	5,154	2.74%	985,392	5,805	2.36%
Total interest-bearing liabilities	2,747,867	8,816	1.28%	2,606,408	8,419	1.29%
Non-interest-bearing liabilities	77,929			61,488
Total liabilities	2,825,796			2,667,896
Stockholders' equity	521,307			523,579
Total liabilities and stockholders' equity	$3,347,103			$3,191,475
Net interest income		$24,149			$23,950
Net interest rate spread (2)			2.89%			2.98%
Net interest-earning assets (3)	$414,094			$423,900
Net interest margin (4)			3.05%			3.16%
Average of interest-earning assets to interest-bearing liabilities			115.07%			116.26%

(1)	Average outstanding balance includes nonaccrual loans and interest earned includes prepayment income.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Table of content
Comparison of Operating Results for the Three Months Ended September 30, 2015 and 2014

Net Income. Net income increased $2.0 million to $12.2 million for the quarter ended September 30, 2015, from $10.2 million for the corresponding 2014 quarter. The primary causes of the increased net income in 2015 was profits on the sale of real estate joint ventures and increased prepayment penalty income, partially offset by increased tax expense. Our annualized return on average assets was 1.46% for the quarter ended September 30, 2015, and 1.27% for the quarter ended September 30, 2014.

Interest Income. Total interest income increased $596,000 to $33.0 million for the three months ended September 30, 2015, from $32.4 million for the three months ended September 30, 2014.  The components of interest income for the three months ended September 30, 2015 and 2014, changed as follows:

	Three months ended September 30,				Increase / (decrease)
	2015		2014
	Interest Income	Yield	Interest Income	Yield	Interest Income	Average Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$30,789	4.46%	$29,727	4.66%	$1,062	$209,476	(0.20)%
Dividends on FHLB stock	401	4.24%	476	3.89%	(75)	(11,101)	0.35%
Interest on securities AFS	1,203	1.91%	1,800	1.98%	(597)	(111,714)	(0.07)%
Interest on securities HTM	571	2.05%	364	2.24%	207	46,660	(0.19)%
Interest on federal funds sold and short term investments	1	0.25%	2	0.25%	(1)	(1,668)	0.00%
Total interest income	$32,965	4.17%	$32,369	4.27%	$596	$131,653	(0.10)%

The Company's primary strategic business objective remains the organic growth of multifamily and commercial real estate loans. The average balance of the loan portfolio increased $209.5 million, or 8.2%, for the three months ended September 30, 2015 versus the comparable 2014 period. On a linked quarter basis (September 30, 2015 versus June 30, 2015), the annualized growth rates of the portfolio were 5.5% and 1.2%, when measured based on average and period end balances, respectively. Loan originations totaled $114.6 million for the three months ended September 30, 2015 and loan principal payments totaled $106.9 million over that same period. While management sought higher originations, the elevated prepayment level continues to negatively impact loan growth. The prepayment level was also considered elevated in fiscal 2015 as prepayments for the twelve months ended June 30, 2015 totaled $416.8 million. The Company continues to limit the origination of loans with features that are desirable to borrowers in the current market (primarily fixed rate periods greater than 5 years and interest only periods greater than one year). This decision contributes to the elevated prepayments in addition to having a negative impact on originations.  Management believes this restraint is in the best long term interests of the Company, particularly as it relates to asset quality and interest rate risk.

The yield on the loan portfolio decreased 20 basis points for the quarter ended September 30, 2015 versus the comparable 2014 period. On a linked quarter basis, the yield on the loan portfolio increased 2 basis points. This increase was primarily due to increased prepayment penalties in the September 2015 quarter. Exclusive of prepayment penalties, the yield on the loan portfolio decreased 9 basis points on a linked quarter basis. The decrease continues a trend of decreased yield on loans and was primarily attributable to the impact of current market rates on new originations as well as refinancings, prepayments and repricings. Competition for multifamily and commercial real estate loan originations remains elevated and the spread to alternative costs of funds remains lower than historical levels. The market rates on new originations are below the average yield of the loan portfolio. The vast majority of our multifamily and commercial real estate loan originations reprice in five years or less. This discipline offers greater interest rate risk protection but provides lower yields than loans with longer fixed rate terms. Prepayment penalties totaled $1.6 million for the quarter ended September 30, 2015 versus $947,000 for the quarter ended September 30, 2014. Prepayment penalties boosted annualized loan yield by 23 basis points in the 2015 period versus 15 basis points in the 2014 period.

The average balance of securities available for sale decreased $111.7 million for the three months ended September 30, 2015 versus the comparable 2014 period, while the average balance of securities held to maturity increased $46.7 million over the same period. The Company has been classifying the majority of new purchases as held to maturity and $37.9 million of securities available for sale were sold over the preceding 12 months. The overall level of securities was reduced due to loan growth and the low rates of return available on investment purchases.

Table of content
Interest Expense.  Total interest expense increased $397,000 to $8.8 million for the three months ended September 30, 2015, from $8.4 million for the three months ended September 30, 2014.  The components of interest expense for the three months ended September 30, 2015 and 2014, changed as follows:

	Three months ended September 30,				Increase / (decrease)
	2015		2014			Average
	Interest Expense	Cost	Interest Expense	Cost	Interest Expense	Balance	Cost
	(Dollars in thousands)
Savings deposits	$95	0.24%	$94	0.23%	$1	$(2,237)	0.01%
Money market	839	0.54%	526	0.49%	313	193,124	0.05%
Checking accounts	396	0.36%	479	0.43%	(83)	(13,867)	(0.07)%
Time deposits	2,332	1.19%	1,515	1.04%	817	198,576	0.15%
Total deposits	3,662	0.73%	2,614	0.65%	1,048	375,596	0.08%
Borrowings	5,154	2.74%	5,805	2.36%	(651)	(234,137)	0.38%
	$8,816	1.28%	$8,419	1.29%	$397	$141,459	(0.01)%

Strong deposit growth remains a strategic objective of the Company. As detailed above, the average balance of deposits increased $375.6 million for the quarter ended September 30, 2015 versus the comparable 2014 period. The most significant increases have been in time deposits and money market accounts. The Company has continued a strategy whereby premium deposit rates are paid on certain deposits accounts if the customer also maintains a core account relationship with the Company. The overall cost of deposits increased 8 basis points for the quarter ended September 30, 2015 versus the comparable 2014 period. The increase was largely due to the premium deposit strategy previously described. A significant component of the deposit growth over the preceding 12 months has been brokered deposits.  On a linked quarter basis, the cost of deposits increased 4 basis points. Brokered deposits typically have a lower cost than retail deposits and the cost of deposits is negatively impacted as brokered deposit balances decrease.  See additional information regarding the time deposit program and brokered deposits in "Comparison of Financial Condition at September 30, 2015 and June 30, 2015-Deposits."

As detailed in the table above, the average balance of borrowings decreased $234.1 million for the three months ended September 30, 2015 versus the comparable 2014 period. Deposit growth has allowed the Company to decrease borrowings. The cost of borrowings increased 38 basis points versus the quarter ended September 30, 2014. The cost of borrowings also increased 6 basis points versus the cost for quarter ended June 30, 2015. The increase in the cost of borrowings was primarily due to a decreased level of short term borrowings (including overnight borrowings). Short term borrowings are generally the lowest cost borrowings and a decrease in their levels will increase the overall cost of borrowings.

Table of content
Net Interest Income Before Provision for Loan Losses.  Net interest income increased by $199,000 to $24.1 million for the three months ended September 30, 2015, from $24.0 million for the three months ended September 30, 2014. The Company's net interest income, spread and margin over the period are detailed in the chart below.

	Including Prepayment Penalties			Excluding Prepayment Penalties*
For the Three Months Ended	Net Interest Income Before Provision	Spread	Margin	Net Interest Income Before Provision	Spread	Margin
	(Dollars in thousands)
September 30, 2015	$$24,149	2.89%	3.05%	$$22,567	2.69%	2.85%
June 30, 2015	23,921	2.89%	3.05%	23,091	2.78%	2.95%
March 31, 2015	23,815	2.90%	3.07%	23,363	2.86%	3.01%
December 31, 2014	25,064	3.12%	3.29%	22,894	2.83%	3.01%
September 30, 2014	23,950	2.98%	3.16%	23,003	2.86%	3.04%
* An $806,000 prepayment penalty on an FHLB advance is also excluded for the quarter ended March 31, 2015.

The Company's spread and margin have been significantly impacted by prepayment penalties. While prepayment penalty income is expected to continue, significant fluctuations in the level of prepayment income are also expected. The spread and margin were stable over the quarter ended September 30, 2015 (versus the preceding quarter) however, this was largely due to the impact of prepayment penalties. The Company feels the chart above that excludes prepayment penalties provides a truer representation of what is occurring in the portfolio. These results show that erosion occurred over the quarter ended September 30, 2015. While the spread and margin have generally decreased at varying rates over the past three years, the rate of decrease accelerated in the September 2015 quarter versus recent periods. The results for this period were impacted by the minimal loan growth as well as the increased cost of deposits and borrowings described above. The Company's spread and margin remain under pressure due to several factors, including: the repercussions of a potential increase in the federal funds target rate, the relatively flat treasury yield curve; rates on new loan originations and investment purchases; modifications of loans within the existing loan portfolio; prepayments of higher yielding loans and investments; and limited ability to reduce deposit and borrowing costs and promotional interest costs to attract new deposit customers. The rates on new loan originations are being impacted by increased competition. The spread on new loan rates versus external sources of funds have decreased over the past year. In addition, the Company typically originates loans that have a reset period of 5 years or less. Such loans generally bear a lower rate of interest versus loans with a longer reset period.

The Company's net interest income and net interest rate spread were both negatively impacted in all periods due to the reversal of accrued interest income on loans delinquent more than 90 days. The total of such income reversed was $177,000 for the three months ended September 30, 2015 and $249,000 for the three months ended September 30, 2014.

In October, 2015, the Company implemented several steps of a strategy intended to reduce prospective borrowing costs, extend long term funding, enhance investment yields and reduce interest rate risk. The primary step was the prepayment of high rate FHLB advances. The Company prepaid a total of $135.0 million of such advances. These advances had a weighted average rate of 4.38% and a weighted average maturity of approximately 23 months. The Company also executed $130.0 million of swaps with a weighted average rate of 1.42% and a weighted average maturity of approximately 74 months. The final cost of the swaps will likely be approximately 15 basis points higher than the weighted average rate of 1.42%. The Company incurred a prepayment penalty of $9.4 million in conjunction with the prepayment of the FHLB advances. In addition, the Company sold $38.0 million of investment securities available for sale with a weighted average yield of 1.49%. A pretax gain of approximately $180,000 was realized in conjunction with the sale. The Company purchased a total of $41.9 million of similar securities with a slightly longer duration and a weighted average yield of 1.98%. The yields on investment securities are based on the current estimate of the average life of the securities and subject to significant fluctuation. The Company also executed less significant transactions in conjunction with the strategy. The Company may further its actions under the strategy. The Company is considering additional extinguishment of high cost advances (and associated prepayment penalties) along with additional funding.

Table of content
Provision for Loan Losses. The Company recorded no provision for loan losses for the three months ended September 30, 2015 as compared to $200,000 for the three months ended September 30, 2014. A rollforward of the allowance for loan losses for the three months ended September 30, 2015 and 2014 is presented below:

	Three months ended September 30,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$30,889	$31,401
Provisions charged to operations	—	200
Recoveries of loans previously charged off	—	1
Loans charged off	(255)	(33)
Balance at end of period	$30,634	$31,569
Allowance for loan losses to total loans	1.09%	1.29%
Net charge-offs (annualized) to average loans outstanding	0.37%	0.05%

The improving delinquency and nonaccrual trends, changes in loan risk ratings, loan growth, charge-offs and economic and business conditions continue to have a meaningful impact on the current level of provision for loan losses. In addition, improvements in general economic and business conditions have also impacted the level of provisioning by decreasing the necessary level of general allowances.  See additional information regarding the allowance for loan losses in Note 6 of the financial statements and "Comparison of Financial Condition at September 30, 2015 and June 30, 2015-Net Loans."

Other Income. Other income increased $4.0 million to $6.0 million for the three months ended September 30, 2015, from $2.0 million for the three months ended September 30, 2014.  The Company sold three of its investments in real estate joint ventures and the total pretax gain was $4.2 million. See additional information under "Comparison of Financial Condition at September 30, 2015 and June 30, 2015," regarding the sales of investments in real estate joint ventures and real estate held for investment. Net income from investments in real estate joint ventures decreased by $441,000 to $407,000 for the three months ended September 30, 2015, from $848,000 for the three months ended September 30, 2014. Income from real estate operations, net decreased by $118,000 to $235,000 for the three months ended September 30, 2015, from $353,000 for the three months ended September 30, 2014. Earnings from these two categories have decreased due to the sale of properties that had contributed income. This trend can be expected to continue as the Company continues to strategically sell such properties. In addition, the decrease in net income from investments in real estate joint ventures was also affected by the results for the 2014 period, which included the receipt and recognition of certain prior period rents.

Other Expenses. Other expenses increased $680,000 to $10.7 million for the three months ended September 30, 2015, from $10.1 million for the three months ended September 30, 2014. Compensation, payroll taxes and fringe benefits increased $479,000 to $7.7 million for the three months ended September 30, 2015, from $7.2 million for the three months ended September 30, 2014.  The increase was primarily due to increases in direct compensation, due to additional staffing and salary adjustments. Increases in benefit costs, primarily health insurance, have also contributed to the increase.

Income Tax Expense.  Income tax expense for the three months ended September 30, 2015 was $7.2 million on pre-tax income of $19.4 million, resulting in an effective tax rate of 37.2%.   Income tax expense for the three months ended September 30, 2014 was $5.5 million on pre-tax income of $15.7 million, resulting in an effective tax rate of 35.3%.  The increased rate in 2015 is primarily due to increased state taxes associated with the profits on the sales of investments in real estate joint ventures and real estate held for investment, and a change in New York city and state tax law which caused the Company's effective tax rate to increase

Liquidity and Capital Resources

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

At September 30, 2015 and June 30, 2015, the Company had $82.5 million and $160.0 million in overnight borrowings from the FHLB, respectively.  The Company had total borrowings of $738.7 million at September 30, 2015 and $796.4 million at June 30, 2015.  The Company's total borrowings at September 30, 2015 include $656.2 million in longer term borrowings with the FHLB.  In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans.  At September 30, 2015, outstanding commitments to originate loans totaled $83.5 million and outstanding commitments to extend credit totaled $22.2 million.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Table of content
Time deposits scheduled to mature in one year or less totaled $510.4 million at September 30, 2015.  Based upon historical experience, management estimates that a large portion of such deposits will remain with the Company.  The portion that remains will be significantly impacted by the renewal rates offered by the Company.

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

As of September 30, 2015 and June 30, 2015, the Company and Bank exceeded all regulatory capital requirements as follows:

	September 30, 2015
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Common Equity Tier 1 ("CET1") (to risk-weighted assets)	$526,020	17.98%	$131,656	4.50%
Tier 1capital (to risk-weighted assets)	526,020	17.98%	175,541	6.00%
Total capital (to risk-weighted assets)	556,654	19.03%	234,055	8.00%
Tier 1 leverage capital (to average assets)	526,020	15.72%	133,884	4.00%

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Common Equity Tier 1 ("CET1") (to risk-weighted assets)	$454,960	15.72%	$130,234	4.50%
Tier 1 capital (to risk-weighted assets)	454,960	15.72%	173,645	6.00%
Total capital (to risk-weighted assets)	485,354	16.77%	231,526	8.00%
Tier 1 leverage capital (to average assets)	454,960	13.74%	132,464	4.00%

	June 30, 2015
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Common Equity Tier 1 ("CET1") (to risk-weighted assets	$519,518	17.79%	$131,428	4.50%
Total capital (to risk-weighted assets)	519,518	17.79%	175,238	6.00%
Tier I capital (to risk-weighted assets)	550,408	18.85%	233,651	8.00%
Tier 1 leverage capital (to average assets)	519,518	15.67%	132,641	4.00%

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Common Equity Tier 1 ("CET1") (to risk-weighted assets	$441,531	15.31%	$129,811	4.50%
Total capital (to risk-weighted assets)	441,531	15.31%	173,082	6.00%
Tier I capital (to risk-weighted assets)	472,151	16.37%	230,776	8.00%
Tier 1 leverage capital (to average assets)	441,531	13.47%	131,105	4.00%

Table of content
Critical Accounting Policies

Note 1 to the Company's Audited Consolidated Financial Statements for the year ended June 30, 2015, included in the Company's Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets are carried in the consolidated Balance Sheets at estimated fair value or the lower of cost or estimated fair value. Policies with respect to the methodologies used to determine the allowance for loan losses and judgments regarding the valuation of securities as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company's financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors. For a further discussion of the critical accounting policies of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K, for the year ended June 30, 2015.

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
(iii)	obtaining general financing through FHLB advances with a fixed long term; and
(iv)	utilizing interest rate swaps or other derivative instruments

Loan Portfolio by Reprice/Maturity Date
At September 30, 2015
(Dollars in thousands)

Repricing or Maturing Within:	Amount	Weighted Average Rate	% of Total Loans	Cumulative % of Total Loans
1 Year or less	$167,479	4.63%	5.97%	5.97%
1 - 3 years	1,014,463	3.72%	36.16%	42.13%
3 - 5 years	917,021	3.91%	32.69%	74.82%
5 - 7 years	273,206	4.22%	9.74%	84.56%
7 to 10 years	105,559	4.80%	3.76%	88.33%
Greater than 10 years	327,497	4.96%	11.67%	100.0%
Total	$2,805,225	4.07%	100.0%

 At September 30, 2015 42.13% of the loan portfolio matured or repriced in 3 years or less, and 74.82% matured or repriced in 5 years or less.

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

Table of content

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

The table below sets forth, as of September 30, 2015, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) basis points
	(Dollars in thousands)
+200	$521,103	$(47,270)	(8.3)%	15.9%	(76)
+100	545,381	(22,992)	(4.0)%	16.4%	(33)
—	568,373	—	0.0%	16.7%	—
(100)	619,680	51,307	9.0%	17.6%	93

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2015, in the event of a 100 basis point decrease in interest rates, we would experience an 9.0 % increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 8.3 % decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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

Table of content

Part II – Other Information

Item 1. Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company's financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from those risk factors previously disclosed in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 14, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.
(b)	Use of Proceeds. Not applicable.
(c)	Repurchase of Our Equity Securities. The following table shows the Company's repurchases of its common stock for each calendar month in the three months ended September 30, 2015 and the stock repurchase plan approved by our Board of Directors.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 31, 2015	—	$—	—	2,088,484
August 31, 2015	97,233	15.74	97,233	1,991,251
September 30, 2015	—	—	—	1,991,251
	97,233		97,233

On March 4, 2015, the Board of Directors of the Company authorized a fourth stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5 % of the outstanding shares, or 2,278,776 shares.  As of  November 9, 2015, the Company has repurchased, under the repurchase plans approved since the second step transaction, 13,175,281 shares of its stock at an average price of $13.28 per share.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Table of content
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

Table of content
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORITANI FINANCIAL CORP.

Date:	November 9, 2015	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date:	November 9, 2015	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer