Form 10-Q
period 2015-12-31
Oritani Financial Corp
filed 2016-02-09
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

    YES  ☐    NO  ☒

As of February 9, 2016, there were 56,245,065 shares of the Registrant's common stock, par value $0.01 per share, issued and 44,402,197 shares outstanding.

Oritani Financial Corp.
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements

Oritani Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2015	June 30, 2015
	(unaudited)	(audited)
Assets
Cash on hand and in banks	$9,859	$11,380
Federal funds sold and short term investments	—	3,749
Cash and cash equivalents	9,859	15,129
Loans, net	2,911,468	2,756,212
Securities available for sale, at fair value	224,434	258,963
Securities held to maturity, fair value of $156,292 and $107,749, respectively.	157,570	107,990
Bank Owned Life Insurance (at cash surrender value)	91,983	90,609
Federal Home Loan Bank of New York stock ("FHLB"), at cost	39,761	39,898
Accrued interest receivable	9,717	9,266
Investments in real estate joint ventures, net	5,599	6,658
Real estate held for investment	—	655
Real estate owned	487	4,059
Office properties and equipment, net	14,567	14,431
Deferred tax assets, net	41,811	41,356
Other assets	5,735	7,839
Total Assets	$3,512,991	$3,353,065
Liabilities
Deposits	$2,120,476	$1,962,737
Borrowings	793,807	796,372
Advance payments by borrowers for taxes and insurance	20,006	20,445
Other liabilities	60,346	55,841
Total Liabilities	2,994,635	2,835,395
Stockholders' Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 44,397,697 shares outstanding at December 31, 2015 and 44,012,239 shares outstanding at June 30, 2015.	562	562
Additional paid-in capital	510,016	508,999
Restricted Stock Awards	(4,242)	(8,088)
Treasury stock, at cost; 11,847,368 shares at December 31, 2015 and 12,232,826 shares at June 30, 2015.	(157,466)	(162,344)
Unallocated common stock held by the employee stock ownership plan	(21,158)	(22,803)
Retained income	194,871	203,192
Accumulated other comprehensive loss, net of tax	(4,227)	(1,848)
Total Stockholders' Equity	518,356	517,670
Total Liabilities and Stockholders' Equity	$3,512,991	$3,353,065

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
	(unaudited)
Interest income:
Interest on mortgage loans	$31,148	$31,041	$61,937	$60,768
Interest on securities available for sale	1,154	1,671	2,357	3,471
Interest on securities held to maturity	663	450	1,234	814
Dividends on FHLB stock	391	500	792	976
Interest on federal funds sold and short term investments	1	1	2	3
Total interest income	33,357	33,663	66,322	66,032
Interest expense:
Deposits	4,456	2,843	8,118	5,457
Borrowings	3,607	5,756	8,761	11,561
Total interest expense	8,063	8,599	16,879	17,018
Net interest income before provision for loan losses	25,294	25,064	49,443	49,014
Provision for loan losses	—	—	—	200
Net interest income after provision for loan losses	25,294	25,064	49,443	48,814
Other income:
Service charges	208	240	466	463
Real estate operations, net	36	315	271	668
Income from investments in real estate joint ventures	311	487	718	1,335
Bank-owned life insurance	678	680	1,374	1,192
Net gain (loss) on sale of assets	25,554	(10)	29,866	(10)
Net gain (loss) on sale of securities	604	—	604	(2)
Other income	91	69	168	142
Total other income	27,482	1,781	33,467	3,788
Other expenses:
Compensation, payroll taxes and fringe benefits	10,056	7,730	17,759	14,954
Advertising	90	105	180	195
Office occupancy and equipment expense	689	692	1,407	1,421
Data processing service fees	496	472	1,014	935
Federal insurance premiums	399	390	798	778
Net expense from real estate operations	11	990	341	1,129
FHLBNY prepayment fees	13,873	—	13,873	—
Other expenses	1,315	930	2,294	1,954
Total operating expenses	26,929	11,309	37,666	21,366
Income before income tax expense	25,847	15,536	45,244	31,236
Income tax expense	9,996	5,490	17,211	11,029
Net income	$15,851	$10,046	$28,033	$20,207
Earnings per basic common share	$0.38	$0.24	$0.68	$0.48
Earnings per diluted common share	$0.37	$0.24	$0.66	$0.47

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
	(unaudited)
Net income	$15,851	$10,046	$28,033	$20,207
Other comprehensive loss:
Change in unrealized holding (loss) gain on securities available for sale	(1,650)	191	(1,204)	(1,013)
Reclassification adjustment for security (gains) losses included in net income	(343)	—	(343)	84
Amortization related to post-retirement obligations	31	14	64	27
Change in unrealized loss on interest rate swaps	1,468	(1,873)	(896)	(2,279)
Total other comprehensive loss	(494)	(1,668)	(2,379)	(3,181)
Total comprehensive income	$15,357	$8,378	$25,654	$17,026

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Six months ended December 31, 2015 and 2014 (unaudited)
(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Unallocated common stock held by ESOP	Retained income	Accumulated other comprehensive income (loss), net of tax	Total stockholders' equity
Balance at June 30, 2014	45,499,332	$562	$504,434	$(12,086)	$(140,451)	$(24,331)	$195,970	$2,194	$526,292
Net income	—	—	—	—	—	—	20,207	—	20,207
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(3,181)	(3,181)
Cash dividends declared	—	—	—	—	—	—	(25,073)	—	(25,073)
Purchase of treasury stock	(1,082,361)	—	—	—	(16,023)	—	—	—	(16,023)
Compensation cost for stock options and restricted stock	—	—	3,027	—	—	—	—	—	3,027
ESOP shares allocated or committed to be released	—	—	675	—	—	869	—	—	1,544
Exercise of stock options	43,814	—	—	—	577	—	(103)	—	474
Vesting of restricted stock awards	—	—	(3,857)	3,893	—	—	(36)	—	—
Forfeiture of restricted stock awards	(6,400)	—	—	81	(81)	—	—	—	—
Tax benefit from stock-based compensation	—	—	446	—	—	—	—	—	446
Balance at December 31, 2014	44,454,385	$562	$504,725	$(8,112)	$(155,978)	$(23,462)	$190,965	$(987)	$507,713

Balance at June 30, 2015	44,012,239	$562	$508,999	$(8,088)	$(162,344)	$(22,803)	$203,192	$(1,848)	$517,670
Net income	—	—	—	—	—	—	28,033	—	28,033
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(2,379)	(2,379)
Cash dividends declared	—	—	—	—	—	—	(35,229)	—	(35,229)
Purchase of treasury stock	(100,978)	—	—	—	(1,593)	—	—	—	(1,593)
Issuance of restricted stock awards	10,000	—	—	(133)	133	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	2,996	—	—	—	—	—	2,996
ESOP shares allocated or committed to be released	—	—	1,430	—	—	1,645	—	—	3,075
Exercise of stock options	482,436	—	—	—	6,411	—	(1,106)	—	5,305
Vesting of restricted stock awards	—	—	(3,887)	3,906	—	—	(19)	—	—
Forfeiture of restricted stock awards	(6,000)	—	—	73	(73)	—	—	—	—
Tax benefit from stock-based compensation	—	—	478	—	—	—	—	—	478
Balance at December 31, 2015	44,397,697	$562	$510,016	$(4,242)	$(157,466)	$(21,158)	$194,871	$(4,227)	$518,356

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Six months ended December 31,
	2015	2014
	(unaudited)
Cash flows from operating activities:
Net income	$28,033	$20,207
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	6,071	4,571
Depreciation of premises and equipment	447	483
Net amortization and accretion of premiums and discounts on securities	594	667
Provision for loan losses	—	200
Amortization and accretion of deferred loan fees, net	(1,836)	(1,655)
Increase in deferred taxes	(1,842)	(434)
(Gain) loss on sale of investment securities	(604)	2
Gain on sale of real estate joint ventures and real estate investments	(29,538)	—
(Gain) loss on sale of real estate owned	(328)	10
Writedown of real estate owned	250	900
Proceeds from sale of real estate owned	3,967	65
Increase in cash surrender value of bank owned life insurance	(1,374)	(1,192)
(Increase) decrease in accrued interest receivable	(451)	1,040
Decrease (increase) in other assets	3,872	(943)
Increase (decrease) in other liabilities	5,731	(1,688)
Net cash provided by operating activities	12,992	22,233
Cash flows from investing activities:
Net increase in loans receivable	(116,396)	(113,457)
Purchase of mortgage loans	(37,341)	—
Purchase of securities available for sale	(42,213)	—
Purchase of securities held to maturity	(58,960)	(62,850)
Proceeds from payments, calls and maturities of securities available for sale	35,193	44,911
Proceeds from payments, calls and maturities of securities held to maturity	9,194	4,273
Proceeds from sales of securities available for sale	38,985	17,245
Proceeds from sales of securities held to maturity	—	3,375
Purchase of Bank Owned Life Insurance	—	(20,000)
Net decrease in Federal Home Loan Bank of New York stock	137	5,000
Proceeds from sales of real estate joint ventures and real estate investments	29,638	—
Net increase in real estate held for investment	(1)	(99)
Net decrease (increase) in real estate joint ventures	389	(510)
Purchase of fixed assets	(583)	(230)
Net cash used in investing activities	(141,958)	(122,342)
Cash flows from financing activities:
Net increase in deposits	157,739	211,892
Purchase of treasury stock	(1,593)	(16,023)
Dividends paid to shareholders	(35,229)	(25,073)
Exercise of stock options	5,305	474
(Decrease) increase in advance payments by borrowers for taxes and insurance	(439)	649
Proceeds from borrowed funds	182,435	54,313
Repayment of borrowed funds	(185,000)	(135,800)
Tax benefit from stock based compensation	478	446
Net cash provided by financing activities	123,696	90,878
Net decrease in cash and cash equivalents	(5,270)	(9,231)
Cash and cash equivalents at beginning of period	15,129	18,931
Cash and cash equivalents at end of period	$9,859	$9,700
Supplemental cash flow information:
Cash paid during the period for:
Interest	$17,409	$17,090
Income taxes	$12,383	$8,245
Noncash transfer
Loans receivable transferred to real estate owned	$317	$1,493

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

In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included.  The results of operations and other data presented for the six month period ended December 31, 2015 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2016.

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at December 31, 2015 and June 30, 2015 and in the Consolidated Statements of Income for the three and six months ended December 31, 2015 and 2014.  Actual results could differ significantly from those estimates.

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

The following is a summary of the Company's earnings per share calculations and reconciliation of basic to diluted earnings per share.

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income	$15,851	$10,046	$28,033	$20,207
Weighted average common shares outstanding—basic	41,504	41,785	41,380	42,008
Effect of dilutive stock options outstanding	1,276	910	1,209	932
Weighted average common shares outstanding—diluted	42,780	42,695	42,589	42,940
Earnings per share-basic	$0.38	$0.24	$0.68	$0.48
Earnings per share-diluted	$0.37	$0.24	$0.66	$0.47

For the three months ended December 31, 2015 and 2014 there were 4,705 and 20,954 option shares, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for those periods.  Anti-dilutive shares for the six months ended December 31, 2015 and 2014 were 6,114  and 19,960, respectively.

3. Stock Repurchase Program

On March 4, 2015, the Board of Directors of the Company authorized a fourth stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5% of the outstanding shares, or 2,205,451 shares.   At December 31, 2015, there are 1,987,506 shares yet to be purchased under the current plans.  At  December 31, 2015, a total of  13,179,026  shares were acquired under repurchase programs at a weighted average cost of  $13.28 per share.  The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company's liquidity and capital requirements, and alternative uses of capital.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes.  The Company may conduct repurchases in accordance with a Rule 10b5-1 trading plan.

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

 The fair value of the options issued during the six months ended December 31, 2015 was estimated using the Black-Scholes options-pricing model with the assumptions in the following table.  There were no options issued during the  six months ended December 31, 2014.

Six months ended December 31, 2015
Option shares granted	20,000
Expected dividend yield	6.75%
Expected volatility	26.10%
Risk-free interest rate	2.03%
Expected option life	6.5

The following is a summary of the Company's stock option activity and related information as of December 31, 2015 and changes therein during the six months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2015	5,900,164	$2.57	$11.50	5.8
Granted	20,000	1.64	15.89	10.0
Exercised	(482,436)	2.44	11.02	3.7
Forfeited	(20,000)	2.69	12.65	6.2
Outstanding at December 31, 2015	5,417,728	$2.57	$11.55	5.5
Exercisable at December 31, 2015	4,579,942	$2.56	$11.42	4.4

The Company recorded $523,000 and $533,000 of share based compensation expense related to the options granted for the three months ended December 31, 2015 and 2014, respectively.  The Company recorded $1.1 million of share based compensation expense related to the options granted for both six month periods ended December 31, 2015 and 2014.   Expected future expense related to the non-vested options outstanding at December 31, 2015 is $1.4 million over a weighted average period of 0.7 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

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

The following is a summary of the status of the Company's restricted stock shares as of December 31, 2015 and changes therein during the six months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2015	668,040	$12.17
Granted	10,000	15.89
Vested	(322,553)	12.05
Forfeited	(6,000)	11.95
Non-vested at December 31, 2015	349,487	$12.38

The Company recorded $962,000 of share based compensation expense related to the restricted stock shares for both of the three month periods ended December 31, 2015 and 2014.  The Company recorded $1.9 million of share based compensation expense related to the restricted stock shares for both six month periods ended December 31, 2015 and 2014, respectively.   Expected future expense related to the non-vested restricted shares at December 31, 2015 is $2.9 million over a weighted average period of 0.9 years.

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

Net periodic benefit costs for the three and six months ended December 31, 2015 and 2014 are presented in the following tables.

	Retirement Plan		BEP Plan		Medical Plan
	Three months ended December 31,
	2015	2014	2015	2014	2015	2014
	(In thousands)
Service cost	$43	$37	$—	$—	$19	$31
Interest cost	57	51	12	10	59	45
Amortization of unrecognized:
Prior service cost	—	15	—	—	—	—
Net loss	7	—	10	6	39	2
Total	$107	$103	$22	$16	$117	$78

	Six months ended December 31,
	2015	2014	2015	2014	2015	2014
	(In thousands)
Service cost	$87	$74	$—	$—	$39	$62
Interest cost	113	102	24	20	118	91
Amortization of unrecognized:
Prior service cost	—	30	—	—	—	—
Net loss	15	—	20	12	77	4
Total	$215	$206	$44	$32	$234	$157

6. Loans, net

Loans, net are summarized as follows:

	December 31, 2015	June 30, 2015
	(In thousands)
Residential	$212,301	$186,342
Residential commercial real estate	1,374,172	1,229,816
Credit/grocery retail commercial real estate	444,938	481,216
Other commercial real estate	912,057	894,016
Construction and land loans	7,616	6,132
Total loans	2,951,084	2,797,522
Less:
Deferred loan fees, net	8,981	10,421
Allowance for loan losses	30,635	30,889
Loans, net	$2,911,468	$2,756,212

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

The activity in the allowance for loan losses for the three and six months ended December 31, 2015 and 2014 is summarized as  follows:

	Three months ended December 31,		Six months ended December 31,
	(In thousands)
	2015	2014	2015	2014
Balance at beginning of period	$30,634	$31,569	$30,889	$31,401
Provisions for loan losses	—	—	—	200
Recoveries of loans previously charged off	1	1	1	2
Loans charged off	—	(304)	(255)	(337)
Balance at end of period	$30,635	$31,266	$30,635	$31,266

The following table provides the three and six month activity in the allowance for loan losses allocated by loan category at December 31, 2015 and 2014.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	Three months ended December 31, 2015
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,680	$10,606	$4,612	$13,048	$688	$—	$30,634
Charge-offs	—	—	—	—	—	—	—
Recoveries	—	—	—	1	—	—	1
Provisions	(162)	287	(958)	809	24	—	—
Ending balance	$1,518	$10,893	$3,654	$13,858	$712	$—	$30,635

	Six months ended December 31, 2015
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,521	$10,814	$4,042	$13,943	$569	$—	$30,889
Charge-offs	(98)	—	—	(157)	—	—	(255)
Recoveries	—	—	—	1	—	—	1
Provisions	95	79	(388)	71	143	—	—
Ending balance	$1,518	$10,893	$3,654	$13,858	$712	$—	$30,635

	Three months ended December 31, 2014
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$2,170	$5,679	$2,743	$19,036	$301	$1,640	$31,569
Charge-offs	(304)	—	—	—	—	—	(304)
Recoveries	—	—	—	1	—	—	1
Provisions	347	3,532	423	(4,140)	26	(188)	—
Ending balance	$2,213	$9,211	$3,166	$14,897	$327	$1,452	$31,266

	Six months ended December 31, 2014
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,568	$5,327	$2,652	$17,995	$1,108	$2,751	$31,401
Charge-offs	(304)	—	—	(33)	—	—	(337)
Recoveries	—	—	—	1	1	—	2
Provisions	949	3,884	514	(3,066)	(782)	(1,299)	200
Ending balance	$2,213	$9,211	$3,166	$14,897	$327	$1,452	$31,266

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at December 31, 2015 and June 30, 2015.

	At December 31, 2015
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$20	$27	$—	$1,290	$47	$1,384
Collectively evaluated for impairment	1,498	10,866	3,654	12,568	665	29,251
Total	$1,518	$10,893	$3,654	$13,858	$712	$30,635
Loans receivable:
Individually evaluated for impairment	$3,633	$317	$—	$10,345	$68	$14,363
Collectively evaluated for impairment	208,668	1,373,855	444,938	901,712	7,548	2,936,721
Total	$212,301	$1,374,172	$444,938	$912,057	$7,616	$2,951,084

	At June 30, 2015
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$20	$27	$—	$1,290	$28	$1,365
Collectively evaluated for impairment	1,501	10,787	4,042	12,653	541	29,524
Total	$1,521	$10,814	$4,042	$13,943	$569	$30,889
Loans receivable:
Individually evaluated for impairment	$3,780	$311	$—	$11,439	$224	$15,754
Collectively evaluated for impairment	182,562	1,229,505	481,216	882,577	5,908	2,781,768
Total	$186,342	$1,229,816	$481,216	$894,016	$6,132	$2,797,522

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

The following table provides information about the loan credit quality at December 31, 2015 and June 30, 2015:

	At December 31, 2015
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$189,579	$17,610	$404	$4,708	$—	$212,301
Residential commercial real estate	1,357,337	8,561	7,957	317	—	1,374,172
Credit/grocery retail commercial real estate	422,072	22,866	—	—	—	444,938
Other commercial real estate	817,338	61,365	14,083	19,271	—	912,057
Construction and land loans	7,549	—	—	67	—	7,616
Total	$2,793,875	$110,402	$22,444	$24,363	$—	$2,951,084

	At June 30, 2015
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$162,769	$18,236	$416	$4,921	$—	$186,342
Residential commercial real estate	1,203,514	18,487	2,125	5,690	—	1,229,816
Credit/grocery retail commercial real estate	477,351	3,865	—	—	—	481,216
Other commercial real estate	790,076	68,689	15,366	19,885	—	894,016
Construction and land loans	5,908	—	—	224	—	6,132
Total	$2,639,618	$109,277	$17,907	$30,720	$—	$2,797,522

The following table provides information about loans past due at December 31, 2015 and June 30, 2015:

	At December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (1)
	(In thousands)
Residential	$1,782	$772	$738	$3,292	$209,009	$212,301	$1,262
Residential commercial real estate	1,176	—	—	1,176	1,372,996	1,374,172	317
Credit/grocery retail commercial real estate	—	—	—	—	444,938	444,938	—
Other commercial real estate	3,517	676	247	4,440	907,617	912,057	9,234
Construction and land loans	—	—	67	67	7,549	7,616	67
Total	$6,475	$1,448	$1,052	$8,975	$2,942,109	$2,951,084	$10,880

	At June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (2)
	(In thousands)
Residential	$340	$432	$888	$1,660	$184,682	$186,342	$1,329
Residential commercial real estate	—	311	—	311	1,229,505	1,229,816	311
Credit/grocery retail commercial real estate	—	—	—	—	481,216	481,216	—
Other commercial real estate	3,278	—	3,569	6,847	887,169	894,016	10,711
Construction and land loans	—	—	224	224	5,908	6,132	224
Total	$3,618	$743	$4,681	$9,042	$2,788,480	$2,797,522	$12,575

(1)
Included in nonaccrual loans at December 31, 2015 are residential loans totaling $156,000 that were 30-59 days past due; residential loans totaling $368,000 and other commercial real estate loans totaling $675,000 that were 60-89 days past due; residential commercial real estate loans totaling $317,000 and other commercial real estate loans totaling $8.3 million that were current.

(2)
Included in nonaccrual loans at June 30, 2015 are other commercial real estate loans totaling $1.1 million that were 30-59 days past due; residential loans totaling $16,000 and residential commercial real estate loans totaling $311,000 that were 60-89 days past due; residential loans totaling $425,000 and other commercial real estate loans totaling $6.1 million that were current.

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement.  Loans we individually classify as impaired include multifamily, commercial mortgage and construction loans with balances of $1.0 million or more, unless a condition exists for loans less than $1.0 million that would increase the Bank's potential loss exposure.  At December 31, 2015 impaired loans were primarily collateral-dependent and totaled $14.4 million, of which $6.7 million had a specific allowance for credit losses of $1.4 million and $7.7 million of impaired loans had no related allowance for credit losses.  At June 30, 2015 impaired loans were primarily collateral-dependent and totaled $15.8 million, of which $7.3 million  had a related allowance for credit losses of $1.4 million and $8.5 million of impaired loans had no related allowance for credit losses.

The following table provides information about the Company's impaired loans at December 31, 2015 and June 30, 2015:

	Impaired Loans
	At December 31, 2015			Six months ended December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$3,447	$3,447	$—	$3,558	$71
Other commercial real estate	4,221	4,221	—	4,519	105
	7,668	7,668	—	8,077	176
With an allowance recorded:
Residential	$166	$186	$20	$167	$—
Residential commercial real estate	290	317	27	292	—
Other commercial real estate	4,834	6,124	1,290	5,045	—
Construction and land loans	21	68	47	122	—
	5,311	6,695	1,384	5,626	—
Total:
Residential	$3,613	$3,633	$20	$3,725	$71
Residential commercial real estate	290	317	27	292	—
Other commercial real estate	9,055	10,345	1,290	9,564	105
Construction and land loans	21	68	47	122	—
	$12,979	$14,363	$1,384	$13,703	$176

	Impaired Loans
	At June 30, 2015			Year ended June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$3,592	$3,592	$—	$3,429	$144
Other commercial real estate	4,892	4,892	—	4,912	82
	8,484	8,484	—	8,341	226
With an allowance recorded:
Residential	$168	$188	$20	$171	$8
Residential commercial real estate	284	311	27	432	—
Other commercial real estate	5,257	6,547	1,290	5,719	46
Construction and land loans	196	224	28	275	—
	5,905	7,270	1,365	6,597	54
Total:
Residential	$3,760	$3,780	$20	$3,600	$152
Residential commercial real estate	284	311	27	432	—
Other commercial real estate	10,149	11,439	1,290	10,631	128
Construction and land loans	196	224	28	275	—
	$14,389	$15,754	$1,365	$14,938	$280

Troubled debt restructured loans ("TDRs") are those loans whose terms have been modified because of deterioration in the financial condition of the borrower.  The Company has selectively modified certain borrower's loans to enable the borrower to emerge from delinquency and keep their loans current.  The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company.  Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal.  Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period.  Management classifies all TDRs as impaired loans.  Included in impaired loans at December 31, 2015 are $5.9 million of loans which are deemed TDRs.  At June 30, 2015, TDRs totaled $3.9 million.

The following table presents additional information regarding the Company's TDRs as of December 31, 2015 and June 30, 2015:

	Troubled Debt Restructurings at December 31, 2015
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$186	$186
Residential commercial real estate	—	317	317
Other commercial real estate	402	4,902	5,304
Construction and land loans	—	68	68
Total	$402	$5,473	$5,875
Allowance	$—	$967	$967

	Troubled Debt Restructurings at June 30, 2015
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$188	$188
Residential commercial real estate	—	311	311
Other commercial real estate	418	2,710	3,128
Construction and land loans	—	224	224
Total	$418	$3,433	$3,851
Allowance	$—	$948	$948

There were no loan relationships modified in a troubled debt restructuring during the three months ended December 31, 2015  and 2014.

	Six months ended December 31,
	2015			2014
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Other commercial real estate	1	3,385	2,307	—	—	—
Total	1	$3,385	$2,307	—	$—	$—

The relationship modified during the six months ended December 31, 2015, was granted an extended maturity in conjunction with a principal paydown.  There were no loan relationships modified in a troubled debt restructuring during the six months ended  December 31, 2014.

There have been no loans that were modified as TDR during the last twelve months that have subsequently defaulted (90 days or more past due) during the current quarter ended December 31, 2015.

7. Investment Securities

Securities Held to Maturity

The following is a comparative summary of securities held to maturity at December 31, 2015 and June 30, 2015:

	At December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Mortgage-backed securities:
FHLMC	$1,541	$117	$—	$1,658
FNMA	80,110	176	783	79,503
GNMA	1,464	53	—	1,517
CMO	74,455	—	841	73,614
	$157,570	$346	$1,624	$156,292

	At June 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Mortgage-backed securities:
FHLMC	$1,638	$132	$—	$1,770
FNMA	55,808	269	637	55,440
GNMA	1,928	84	—	2,012
CMO	48,616	98	187	48,527
	$107,990	$583	$824	$107,749

The contractual maturities of mortgage-backed securities held to maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any securities held to maturity during the three months ended December 31, 2015 and 2014.  The Company did not sell any securities held to maturity during the six months ended December 31, 2015.  Proceeds from the sale of securities held to maturity for the six months ended December 31, 2014 were $3.4 million on securities with an amortized cost of $3.2 million, resulting in gross gains of $143,800 and no losses.  The held to maturity securities sold were mortgage-backed securities with 15% or less of their original purchased balances remaining.  Securities with fair values of $96.4 million and $54.2 million at December 31, 2015 and June 30, 2015, respectively, were pledged as collateral for advances.  The fair value of securities pledged as collateral for cash flow hedge interest rate swaps totaled $3.8 million and $1.8 million at December 31, 2015 and June 30, 2015, respectively. The Company did not record other-than-temporary impairment charges on securities held to maturity during the three and six months ended December 31, 2015 and 2014.

Gross unrealized losses on securities held to maturity and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and June 30, 2015 were as follows:

	At December 31, 2015
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$58,957	$529	$6,805	$254	$65,762	$783
CMO	73,614	841	—	—	73,614	841
	$132,571	$1,370	$6,805	$254	$139,376	$1,624

	At June 30, 2015
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$32,925	$380	$6,891	$257	$39,816	$637
CMO	31,433	187	—	—	31,433	187
	$64,358	$567	$6,891	$257	$71,249	$824

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

Securities Available for Sale

The following is a comparative summary of securities available for sale at December 31, 2015 and June 30, 2015:

	At December 31, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$601	$584	$—	$1,185
Mortgage-backed securities:
FHLMC	1,047	52	—	1,099
FNMA	74,672	411	828	74,255
CMO	148,284	460	849	147,895
	$224,604	$1,507	$1,677	$224,434

	At June 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$1,208	$902	$—	$2,110
Mortgage-backed securities:
FHLMC	5,162	163	—	5,325
FNMA	36,432	537	114	36,855
CMO	213,569	1,580	476	214,673
	$256,371	$3,182	$590	$258,963

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Proceeds from the sale of securities available for sale for both the three and six month periods ended December 31, 2015 were $39.0 million on securities available for sale with an amortized cost of $38.4 million, resulting in gross gains and gross losses of $607,000 and $3,000, respectively.  The Company did not sell any securities available for sale during the three months ended December 31, 2014.  Proceeds from the sale of securities available for sale for the six months ended December 31, 2014 were $17.2 million on securities available for sale with an amortized cost of $17.4 million, resulting in gross gains and gross losses of $90,500 and $236,100, respectively.  The Equity securities caption relates to holdings of shares in financial institutions common stock.  Available for sale securities with fair values of $89.8 million and $197.4 million at December 31, 2015 and June 30, 2015, respectively, were pledged as collateral for advances.  The fair value of securities pledged as collateral for cash flow hedge interest rate swaps totaled $5.9 million and $6.4 million at December 31, 2015 and June 30, 2015, respectively. There were no other-than-temporary impairment charges on available for sale securities for the three and six months ended December 31, 2015 and 2014.

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and June 30, 2015 were as follows:

	At December 31, 2015
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$66,983	$828	$—	$—	$66,983	$828
CMO	76,091	632	8,806	217	84,897	849
	$143,074	$1,460	$8,806	$217	$151,880	$1,677

	At June 30, 2015
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$17,185	$114	$—	$—	$17,185	$114
CMO	42,463	296	9,947	180	52,410	476
	$59,648	$410	$9,947	$180	$69,595	$590

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

8. Deposits

Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. We had brokered deposits totaling $284.2 million and $248.4 million at December 31, 2015 and June 30, 2015, respectively.

 Deposit balances are summarized as follows:

	December 31, 2015	June 30, 2015
	Amount	Amount
	(In thousands)
Checking accounts	$442,738	$436,172
Money market deposit accounts	667,211	589,012
Savings accounts	158,278	160,020
Time deposits	852,249	777,533
	$2,120,476	$1,962,737

9. Derivatives and Hedging Activities

Oritani is exposed to certain risks regarding its ongoing business operations.  Derivative instruments are used to offset a portion of the Company's interest rate risk.  Specifically, the Company has utilized interest rate swaps to partially offset the interest rate risk inherent in the Company's balance sheet. The Company's interest rate derivatives are comprised entirely of interest rate swaps hedging floating-rate and forecasted issuances of floating rate liabilities and have been designed and accounted for as cash flow hedges.  Oritani recognizes interest rate swaps at fair value in the consolidated balance sheet with an offset recorded in Other Comprehensive Income and any hedging ineffectiveness is recorded in earnings.  The carrying value of interest rate derivatives is included in the balance of other assets or other liabilities and comprises the cumulative changes in the fair value of interest rate derivatives.  Such changes in fair value are offset against accumulated other comprehensive income.  These interest rate swaps are generally designated to hedge current and future brokered deposits or other variable rate wholesale funding obtained by the Company.

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

At December 31, 2015, Oritani had eleven interest rate swap agreements with a total notional outstanding of $330.0 million.  These agreements all feature exchanges of fixed for variable payments covering various hedging periods maturing between April 2016 and July 2024.  The Company is paying fixed rates on these swaps ranging from 0.28% to 3.67%, in exchange for receiving variable payments linked to 1 month or 3 month LIBOR.  The fair value of securities pledged as collateral for the swaps at December 31, 2015 and June 30, 2015 was $9.7 million and $8.2 million, respectively.

The following table presents information regarding our derivative financial instruments at December 31, 2015 and June 30, 2015.

		At December 31, 2015
		Notional Amount	Fair Value
Asset derivatives	Balance Sheet Line Item	(In thousands)
Cash flow hedge interest rate swaps-Gross unrealized gain	Other Assets	$230,000	$1,593

Liability derivatives
Cash flow hedge interest rate swaps-Gross unrealized loss	Other Liabilities	$100,000	$6,729

		At June 30, 2015
		Notional Amount	Fair Value
Liability derivatives	Balance Sheet Line Item	(In thousands)
Cash flow hedge interest rate swaps-Gross unrealized loss	Other Liabilities	$100,000	$3,560

10. Income Taxes

The Company files income tax returns in the United States federal jurisdiction and in New Jersey, Pennsylvania and New York state jurisdictions.

The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2011. Oritani Financial Corp.'s federal tax return for the tax year ended December 31, 2012 is currently under audit.  Our state and city tax returns are not currently under audit and have not been subject to an audit during the past five years.  The Company did not have any uncertain tax positions at December 31, 2015 and June 30, 2015.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.

11. Real Estate Joint Ventures, net and Real Estate Held for Investment

The Company accounts for investments in joint ventures under the equity method. The balance reflects the cost basis of investments, plus the Company's share of income earned on the joint venture operations, less cash distributions, including excess cash distributions, and the Company's share of losses on joint venture operations. Cash received in excess of the Company's recorded investment in a joint venture is recorded as unearned revenue in other liabilities.  The net book value of real estate joint ventures was $5.6 million and $6.1 million at December 31, 2015 and June 30, 2015, respectively.   Proceeds from the sale of four joint ventures for the three months ended December 31, 2015 were $9.1 million resulting in gross gains of $9.3 million.   Proceeds from the sale of seven joint ventures for the six months ended December 31, 2015 were $13.7 million resulting in gross gains of $13.5 million.  There were no joint venture sales during the three and six months ended December 31, 2014.

Real estate held for investment includes the Company's undivided interest in real estate properties accounted for under the equity method and properties held for investment purposes. Cash received in excess of the Company's recorded investment for an undivided interest in real estate property is recorded as unearned revenue in other liabilities. The operations of the properties held for investment purposes are reflected in the financial results of the Company and included in the Other Income caption in the Income Statement. Properties held for investment purposes are carried at cost less accumulated depreciation. The net book value of real estate held for investment was $(50,000) and $(86,000) at December 31, 2015 and June 30, 2015, respectively.   Proceeds from the sale of 4 real estate held for investment properties for the three and six months ended December 31, 2015 were $16.0 million resulting in gross gains of $16.0 million.  There were no real estate held for investment sales during the three and six months ended December 31, 2014.

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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and June 30, 2015 by level within the fair value hierarchy. There were no transfers between levels within the fair value hierarchy during the six months ended December 31, 2015.

	Fair Value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$1,185	$1,185	$—	$—
Mortgage-backed securities available for sale
FHLMC	1,099	—	1,099	—
FNMA	74,255	—	74,255	—
CMO	147,895	—	147,895	—
Total securities available for sale	224,434	1,185	223,249	—

Interest rate swaps	1,593		1,593
Total assets	$226,027	$1,185	$224,842	$—

Liabilities:
Interest rate swaps	$6,729	$—	$6,729	$—

	Fair Value as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$2,110	$2,110	$—	$—
Mortgage-backed securities available for sale
FHLMC	5,325	—	5,325	—
FNMA	36,855	—	36,855	—
CMO	214,673	—	214,673	—
Total securities available for sale	$258,963	$2,110	$256,853	$—

Liabilities:
Interest rate swaps	$3,560	$—	$3,560	$—

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. GAAP. The adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write downs of individual assets.

The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of December 31, 2015 and June 30, 2015 by level within the fair value hierarchy.

	Fair Value as of December 31, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$166	$—	$—	$166
Residential commercial real estate	290	—	—	290
Other commercial real estate	7,127	—	—	7,127
Construction and land loans	21	—	—	21
Total impaired loans	7,604	—	—	7,604
Real estate owned
Commercial real estate	487	—	—	487
Total real estate owned	487	—	—	487
Total assets measured on a non-recurring basis	$8,091	$—	$—	$8,091

	Fair Value as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$168	$—	$—	$168
Residential commercial real estate	284	—	—	284
Other commercial real estate	8,187	—	—	8,187
Total impaired loans	8,639	—	—	8,639
Real estate owned
Residential	1,435	—	—	1,435
Residential commercial real estate	1,202	—	—	1,202
Other commercial real estate	1,422	—	—	1,422
Total real estate owned	4,059	—	—	4,059
Total assets measured on a non-recurring basis	$12,698	$—	$—	$12,698

Estimated Fair Value of Financial Instruments

The following tables present the carrying amount, estimated fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company's balance sheet at December 31, 2015 and June 30, 2015. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, and overnight borrowings.

	December 31, 2015
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	$157,570	$156,292	$—	$156,292	$—
Loans, net (1)	2,911,468	2,920,281	—	—	2,920,281
Financial liabilities:
Time deposits	852,249	860,470	—	860,470	—
Term borrowings	513,107	516,681	—	516,681	—
 _____________
(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

	June 30, 2015
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	$107,990	$107,749	$—	$107,749	$—
Loans, net (1)	2,756,212	2,774,448	—	—	2,774,448
Financial liabilities:
Time deposits	777,533	785,466	—	785,466	—
Term borrowings	636,372	654,450	—	654,450	—
 ______________
(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

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

13. Other Comprehensive Income

The components of comprehensive income, both gross and net of tax, are presented for the periods below (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2015	2014	2015	2014
Gross:
Net income	$25,847	$15,536	$45,244	$31,236
Other comprehensive loss:
Change in unrealized holding (loss) gain on securities available for sale	(2,876)	333	(2,156)	(1,752)
Reclassification adjustment for security (gains) losses included in net income	(604)	—	(604)	146
Amortization related to post-retirement obligations	56	23	112	46
Change in unrealized loss on interest rate swaps	2,581	(3,246)	(1,576)	(3,950)
Total other comprehensive loss	(843)	(2,890)	(4,224)	(5,510)
Total comprehensive income	25,004	12,646	41,020	25,726
Tax applicable to:
Net income	9,996	5,490	17,211	11,029
Other comprehensive loss:
Change in unrealized holding (loss) gain on securities available for sale	(1,226)	142	(952)	(739)
Reclassification adjustment for security (gains) losses included in net income	(261)	—	(261)	62
Amortization related to post-retirement obligations	25	9	48	19
Change in unrealized loss on interest rate swaps	1,113	(1,373)	(680)	(1,671)
Total other comprehensive loss	(349)	(1,222)	(1,845)	(2,329)
Total comprehensive income	9,647	4,268	15,366	8,700
Net of tax:
Net income	15,851	10,046	28,033	20,207
Other comprehensive loss:
Change in unrealized holding (loss) gain on securities available for sale	(1,650)	191	(1,204)	(1,013)
Reclassification adjustment for security (gains) losses included in net income	(343)	—	(343)	84
Amortization related to post-retirement obligations	31	14	64	27
Change in unrealized loss on interest rate swaps	1,468	(1,873)	(896)	(2,279)
Total other comprehensive loss	(494)	(1,668)	(2,379)	(3,181)
Total comprehensive income	$15,357	$8,378	$25,654	$17,026

The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of tax, for the six months ended December 31, 2015 and 2014 (in thousands):

	Unrealized Holding Loss on Securities Available for Sale	Post Retirement Obligations	Unrealized Holding Loss on Interest Rate Swaps	Accumulated Other Comprehensive (Loss), Net of Tax
Balance at June 30, 2015	$1,496	$(1,316)	$(2,028)	$(1,848)
Net change	(1,547)	64	(896)	(2,379)
Balance at December 31, 2015	$(51)	$(1,252)	$(2,924)	$(4,227)

Balance at June 30, 2014	$2,728	$(617)	$83	$2,194
Net change	(929)	27	(2,279)	(3,181)
Balance at December 31, 2014	$1,799	$(590)	$(2,196)	$(987)

The following table sets forth information about the amount reclassified from accumulated other comprehensive income (loss) to the consolidated statement of income and the affected line item in the statement where net income is presented (in thousands).

		Three months ended December 31,		Six months ended December 31,
Accumulated Other Comprehensive Income (Loss) Component	Affected line item in the Consolidated Statement of Income	2015	2014	2015	2014
Reclassification adjustment for security (gains) losses included in net income	Net (gain) loss on sale of securities available for sale	$(604)	$—	$(604)	$146

Amortization related to post-retirement obligations (1)
Prior service cost		—	15	—	30
Net loss		56	8	112	16
Compensation, payroll taxes and fringe benefits		56	23	112	46

Total before tax		(548)	23	(492)	192
Income tax (expense) benefit		(236)	9	(213)	81
Net of tax		(312)	14	(279)	111

(1) These accumulated other comprehensive income (loss) components are included in the computations of net periodic benefit cost.  See Note 5. Postretirement Benefits.

14. Recent Accounting Pronouncements
In January 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to improve the recognition and measurement of financial instruments.  The ASU revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value.  It also amends certain disclosure requirements associated with the fair value of financial instruments.  The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The Company does not expect that the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from U.S. GAAP the concept of an extraordinary item.  The Board released the new guidance as part of its simplification initiative, which, as explained in the ASU, is intended to "identify, evaluate and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements". To be considered an extraordinary item under existing U.S. GAAP, an event or transaction must be unusual in nature and must occur infrequently. As a result, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. For all entities, the ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Entities may apply the guidance prospectively or retrospectively to all prior periods presented in the financial statements. If an entity chooses to apply the guidance prospectively, it must disclose whether amounts included in income from continuing operations after adoption of the ASU are related to events and transactions previously recognized and classified as extraordinary items before the date of adoption. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption.  The adoption of ASU 2015-01 is not expected to have a material impact on the Company's consolidated financial statements.

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

Comparison of Financial Condition at December 31, 2015 and June 30, 2015

Total Assets. Total assets increased $159.9 million to $3.51 billion at December 31, 2015, from $3.35 billion at June 30, 2015.

Balance Sheet restructure.  The Company took several steps over the quarter ended December 31, 2015 to improve its net interest income and interest rate risk position.  These steps are detailed below:

·
At December 31, 2015, the Company had (and maintains) $100.0 million of deferred interest rate swaps.  The Company's liability costs were variable until the effective date of these swaps (the dates when the cash flows are exchanged).  The Company executed $100.0 million of short term swaps during the quarter ended December 31, 2015 in order to fix their costs until the existing deferred swaps become effective.  The details of these short term swaps are below:

	Notional	Effective	Maturity
	Amount	Date	Date	Rate

	$50,000,000	10/12/2015	4/11/2016	0.279%
	25,000,000	10/12/2015	1/11/2017	0.435%
	25,000,000	10/12/2015	7/11/2017	0.548%
Total / Weighted Average	$100,000,000	10/12/2015	10/10/2016	0.385%

·	The Company executed $130.0 million of additional swaps during the quarter ended September 30, 2015, as detailed below:

	Notional	Effective	Maturity
	Amount	Date	Date	Rate

	$30,000,000	10/1/2015	10/1/2020	1.233%
	20,000,000	10/1/2015	4/1/2021	1.326%
	20,000,000	10/1/2015	10/1/2021	1.407%
	25,000,000	10/1/2015	4/1/2022	1.480%
	35,000,000	10/1/2015	4/1/2023	1.611%
Total / Weighted Average	$130,000,000	10/1/2015	12/9/2021	1.423%

·
During the quarter ended December 31, 2015, the Company prepaid a total of $185.0 million of FHLB advances with a weighted average cost six month of 4.325%.  In conjunction with the prepayments, the Company incurred fees totaling $13.9 million.

·	The Company sold certain investment securities and purchased replacement securities, as detailed below:
	Principal	Effective
Description	Amount	Yield	Gain
Purchased
Seasoned 15 year pass through	$24,811,459	1.95%	n/a
Seasoned 10/1 ARM	17,081,581	2.01%	n/a
Total	$41,893,040	1.98%

Sold
Various AFS securities	$37,456,522	1.54%	$198,530

The Company believes the above transactions achieved their objectives and the Company will continue to investigate transactions that improve net interest income and interest rate risk position.

Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) decreased $5.3 million to $9.9 million at December 31, 2015, from $15.1 million at June 30, 2015.

Net Loans. Loans, net increased $155.3 million to $2.91 billion at December 31, 2015, from $2.76 billion at June 30, 2015.  The annualized growth rate for the period was 11.3%.  Loan originations and purchases for the six months ended December 31, 2015 totaled $335.7 million and $37.3 million, respectively.  Loan originations for the six months ended December 31, 2014 totaled $340.5 million, there were no loan purchases in the 2014 period.   Management is currently exploring a loan sale that may partially offset loan growth in the March 2016 quarter.  The amount of this potential sale would approximate the amount purchased in the December quarter.  The Company continues to limit the origination of loans with certain features that are desirable to borrowers in the current market (primarily fixed rate periods greater than 5 years and interest only periods greater than one year).  This decision contributes to the elevated prepayments in addition to having a negative impact on originations.  Management believes this restraint is in the best long term interests of the Company.

Delinquency and non performing asset information is provided below:

	12/31/2015	9/30/2015	6/30/2015	3/31/2015	12/31/2014
	(Dollars in thousands)
Delinquency Totals
30—59 days past due	$6,320	$8,188	$2,535	$5,126	$3,824
60—89 days past due	404	190	416	291	205
Nonaccrual	10,880	10,879	12,575	13,191	17,533
Total	$17,604	$19,257	$15,526	$18,608	$21,562
Non Performing Asset Totals
Nonaccrual loans, per above	$10,880	$10,879	$12,575	$13,191	$17,533
Real Estate Owned	487	2,926	4,059	5,594	4,368
Total	$11,367	$13,805	$16,634	$18,785	$21,901
Nonaccrual loans to total loans	0.37%	0.39%	0.45%	0.48%	0.66%
Delinquent loans to total loans	0.60%	0.69%	0.55%	0.68%	0.81%
Non performing assets to total assets	0.32%	0.41%	0.50%	0.57%	0.67%

Delinquent loan and non performing asset totals continue to illustrate minimal credit issues at the Company.  In addition, of the $10.9 million in loans classified as nonaccrual at December 31, 2015, $8.6 million were fully current.

Securities Available For Sale ("AFS"). Securities AFS decreased $34.5 million to $224.4 million at December 31, 2015, from $259.0 million at June 30, 2015.  In conjunction with balance sheet restructure, the Company sold securities AFS totaling $38.0 million and purchased such securities totaling $42.2 million.  The overall decrease in Securities AFS was due to principal payments that occurred over the period.

Securities Held To Maturity ("HTM").  Securities HTM increased $49.6 million to $157.6 million at December 31, 2015, from $108.0 million at June 30, 2015.  Purchases over the period totaled $59.0 million.

Investments in real estate joint ventures, net and real estate held for investment.  The Company previously announced its intention to explore the sale of the properties and interests in these portfolios.  The table below details the properties that have been sold:

			Book
Entity	Type	Proceeds	Value	Gain
Oaklyn Associates	a	$1,963	$(125)	$2,088
Palisades Park	b	9,833	304	9,529
2015 Fiscal year		11,796	179	11,617

Madison Associates	a	2,453	(45)	2,498
Van Buren Apartments	a	1,811	145	1,666
34 Grant LLC	a	342	297	45
Quarter Ended 9/30/2015		4,606	397	4,209

Hampshire Realty	a	1,469	(26)	1,495
10 Landing Lane	a	5,807	(586)	6,393
River Villa Mews, LLC	a	579	274	305
Marine View	b	4,697	648	4,049
Brighton Court Associates	a	1,207	80	1,127
Park Lane	b	7,021	(161)	7,182
Parkway East	b	1,701	(332)	2,033
Park View	b	2,555	(190)	2,745
Quarter Ended 12/31/2015		25,036	(293)	25,329

2016 Fiscal Year		29,642	104	29,538

Total Sales		$41,438	$283	$41,155

a - Investment in real estate joint venture
b - Real estate held for investment

As of December 31, 2015, there were seven entities remaining in the portfolios.  Four of these entities are under contract for sale and the remaining three are being marketed for sale.

Real Estate Owned ("REO").  REO decreased $3.6 million to $487,000 at December 31, 2015, from $4.1 million at June 30, 2015.  The balance at December 31, 2015 consisted of 2 properties and the balance at June 30, 2015 consisted of 8 properties.

Deposits. Deposits increased $157.7 million to $2.12 billion at December 31, 2015, from $1.96 billion at June 30, 2015.  The annualized growth rate for the period was 16.1%.  A substantial portion of the growth over the period was due to growth in time deposits and money markets, as such funds increased $74.7 million and $78.2 million, respectively, over the six months ended December 31, 2015.  The Company has a strategy whereby premium deposits rates are paid on certain time deposits if the customer has a core account relationship with the Company.  This strategy has also allowed the Company to extend the duration of certain time deposit accounts.

Borrowings. Borrowings decreased $2.6 million to $793.8 million at December 31, 2015, from $796.4 million at June 30, 2015.  See "Comparison of Financial Condition at December 31, 2015 and June 30, 2015 – Balance Sheet Restructure, for additional information.

Stockholders' Equity.  Stockholders' equity increased $686,000 to $518.4 million at December 31, 2015, from $517.7 million at June 30, 2015.  The increase was primarily due to net income and the net impact of the amortization of stock based compensation plans, partially offset by dividends and repurchases.  Dividends paid over the six month period include two regular dividends, totaling $0.35 per share, as well as a $0.50 per share special dividend.  During the six months ended December 31, 2015, 100,978 shares of stock were repurchased at a total cost of $1.6 million and an average cost of $15.77 per share.  Based on our December 31, 2015 closing price of $16.50 per share, the Company stock was trading at 141.3% of book value.

Average Balance Sheet for the Three and Six months ended December 31, 2015 and 2014

The following tables present certain information regarding Oritani Financial Corp.'s financial condition and net interest income for the three and six months ended December 31, 2015 and 2014.  The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  We derived average balances from daily balances over the periods indicated.  Interest income includes fees that we consider adjustments to yields, including prepayment penalties.

	Average Balance Sheet and Yield/Rate Information For the Three Months Ended (unaudited)
	December 31, 2015			December 31, 2014
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$2,812,491	$31,148	4.43%	$2,580,019	$31,041	4.81%
Federal Home Loan Bank Stock	34,155	391	4.58%	43,025	500	4.65%
Securities available for sale	233,061	1,154	1.98%	334,187	1,671	2.00%
Securities held to maturity	136,653	663	1.94%	87,731	450	2.05%
Federal funds sold and short term investments	1,600	1	0.25%	1,635	1	0.25%
Total interest-earning assets	3,217,960	33,357	4.15%	3,046,597	33,663	4.42%
Non-interest-earning assets	181,344			181,083
Total assets	$3,399,304			$3,227,680
Interest-bearing liabilities:
Savings deposits	157,025	94	0.24%	159,932	96	0.24%
Money market	670,240	1,347	0.80%	457,078	557	0.49%
Checking accounts	448,086	418	0.37%	457,185	440	0.38%
Time deposits	839,997	2,597	1.24%	705,787	1,750	0.99%
Total deposits	2,115,348	4,456	0.84%	1,779,982	2,843	0.64%
Borrowings	668,983	3,607	2.16%	863,254	5,756	2.67%
Total interest-bearing liabilities	2,784,331	8,063	1.16%	2,643,236	8,599	1.30%
Non-interest-bearing liabilities	80,764			64,448
Total liabilities	2,865,095			2,707,684
Stockholders' equity	534,209			519,996
Total liabilities and stockholders' equity	$3,399,304			$3,227,680
Net interest income		$25,294			$25,064
Net interest rate spread (2)			2.99%			3.12%
Net interest-earning assets (3)	$433,629			$403,361
Net interest margin (4)			3.14%			3.29%
Average of interest-earning assets to interest-bearing liabilities			115.57%			115.26%

(1)	Average Outstanding Balance includes nonaccrual loans and interest earned includes prepayment income.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Average Balance Sheet and Yield/Rate Information For the Six Months Ended (unaudited)
	December 31, 2015			December 31, 2014
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$2,785,918	$61,937	4.45%	2,564,943	$60,768	4.74%
Federal Home Loan Bank Stock	36,012	792	4.40%	45,998	976	4.24%
Securities available for sale	242,252	2,357	1.95%	348,671	3,471	1.99%
Securities held to maturity	124,166	1,234	1.99%	76,376	814	2.13%
Federal funds sold and short term investments	1,630	2	0.25%	2,354	3	0.25%
Total interest-earning assets	3,189,978	66,322	4.16%	3,038,342	66,032	4.35%
Non-interest-earning assets	180,870			171,444
Total assets	$3,370,848			$3,209,786
Interest-bearing liabilities:
Savings deposits	157,956	188	0.24%	160,528	192	0.24%
Money market	644,928	2,186	0.68%	441,786	1,081	0.49%
Checking accounts	442,274	814	0.37%	453,757	918	0.40%
Time deposits	810,822	4,930	1.22%	644,428	3,266	1.01%
Total deposits	2,055,980	8,118	0.79%	1,700,499	5,457	0.64%
Borrowings	710,119	8,761	2.47%	924,323	11,561	2.50%
Total interest-bearing liabilities	2,766,099	16,879	1.22%	2,624,822	17,018	1.30%
Non-interest-bearing liabilities	76,991			63,176
Total liabilities	2,843,090			2,687,998
Stockholders' equity	527,758			521,788
Total liabilities and stockholders' equity	$3,370,848			$3,209,786
Net interest income		$49,443			$49,014
Net interest rate spread (2)			2.94%			3.05%
Net interest-earning assets (3)	$423,879			$413,520
Net interest margin (4)			3.10%			3.23%
Average of interest-earning assets to interest-bearing liabilities			115.32%			115.75%

(1)	Average Outstanding Balance includes nonaccrual loans and interest earned includes prepayment income.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three months ended December 31, 2015 and 2014

Net Income.  Net income increased $5.8 million to $15.9 million for the quarter ended December 31, 2015, from $10.0 million for the corresponding 2014 quarter.  The primary cause of the increase was profits on the sale of investments in real estate joint ventures, partially offset by prepayment fees on the prepayment of FHLB advances.    Our annualized return on average assets was 1.87% for the three months ended December 31, 2015, and 1.24% for the three months ended December 31, 2014.

Interest Income. Total interest income decreased $306,000 to $33.4 million for the three months ended December 31, 2015, from $33.7 million for the three months ended December 31, 2014.  The components of interest income for the three months ended December 31, 2015 and 2014, changed as follows:

	Three months ended December 31,				Increase / (decrease)
	2015		2014
	Interest Income	Yield	Interest Income	Yield	Interest Income	Average Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$31,148	4.43%	$31,041	4.81%	$107	$232,472	(0.38)%
Dividends on FHLB stock	391	4.58%	500	4.65%	(109)	(8,870)	(0.07)%
Interest on securities AFS	1,154	1.98%	1,671	2.00%	(517)	(101,126)	(0.02)%
Interest on securities HTM	663	1.94%	450	2.05%	213	48,922	(0.11)%
Interest on federal funds sold and short term investments	1	0.25%	1	0.25%	-	(35)	0.00%
Total interest income	$33,357	4.15%	$33,663	4.42%	$(306)	$171,363	(0.27)%

The Company's primary strategic business objective remains the organic growth of multifamily and commercial real estate loans.  The average balance of the loan portfolio increased $232.5 million, or 9.0%, for the three months ended December 31, 2015 versus the comparable 2014 period.  On a linked quarter basis (December 31, 2015 versus September 30, 2015), the annualized growth rates of the portfolio were 7.7% and 21.3%, when measured based on average and period end balances, respectively.  The disparity in these results is due to a significant amount of loan growth in the month of December, 2015.  After somewhat disappointing net loan growth in the September 2015 quarter, loan growth rebounded significantly over the quarter ended December 31, 2015.  Loan originations totaled $221.1 million and loan purchases totaled $37.3 million for the three months ended December 31, 2015.  While management will strive to continue to realize meaningful loan growth, growth at the levels experienced for the quarter ended December 31, 2015 are not expected to continue.  Loan principal payments totaled $112.1 million over that same period.

The average balance of securities available for sale decreased $101.1 million for the three months ended December 31, 2015 versus the comparable 2014 period, while the average balance of securities held to maturity increased $48.9 million over the same period.  The Company has been classifying the majority of new purchases as held to maturity and $59.7 million of securities available for sale were sold over the preceding 12 months.  The overall level of securities was reduced due to loan growth and the low rates of return available on investment purchases.

Interest Expense.  Total interest expense decreased $536,000 to $8.1 million for the three months ended December 31, 2015, from $8.6 million for the three months ended December 31, 2014.  The components of interest expense for the three months ended December 31, 2015 and 2014, changed as follows:

	Three months ended December 31,				Increase / (decrease)
	2015		2014			Average
	Interest Expense	Cost	Interest Expense	Cost	Interest Expense	Balance	Cost
	(Dollars in thousands)
Savings deposits	$94	0.24%	$96	0.24%	$(2)	$(2,907)	0.00%
Money market	1,347	0.80%	557	0.49%	790	213,162	0.31%
Checking accounts	418	0.37%	440	0.38%	(22)	(9,099)	(0.01)%
Time deposits	2,597	1.24%	1,750	0.99%	847	134,210	0.25%
Total deposits	4,456	0.84%	2,843	0.64%	1,613	335,366	0.20%
Borrowings	3,607	2.16%	5,756	2.67%	(2,149)	(194,271)	(0.51)%
	$8,063	1.16%	$8,599	1.30%	$(536)	$141,095	(0.14)%

Strong deposit growth remains a strategic objective of the Company.  As detailed above, the average balance of deposits increased $335.4 million for the quarter ended December 31, 2015 versus the comparable 2014 period.  The average balance of deposits increased $118.7 million when measured versus the quarter ended September 30, 2015, and $162.5 million when measured versus the quarter ended June 30, 2015.  A portion of the growth in the fiscal year has been due to brokered deposits.  However, absent the impact of brokered funds, the average balance of deposits increased $70.5 million and $146.3 million versus the quarters ended September 30, 2015, and June 30, 2015, respectively.  The overall cost of deposits increased 20 basis points for the quarter ended December 31, 2015 versus the comparable 2014 period.  On a linked quarter basis, the cost of deposits increased 11 basis points.  This increase was primarily driven by an increase in the cost of money market accounts, which increased from a cost of 54 basis points for the quarter ended September 30, 2015 to a cost of 80 basis points for the quarter ended December 31, 2015.  Included in money market balances are $230.0 million of brokered deposits whose costs are tied to a LIBOR index.  These balances were used as the hedged item for interest rate swaps that were established in October, 2015.  The cost of the swaps is now being reflected as interest expense on these money market funds as the money market funds are the item hedged by the swap.  The cost of the swap is higher than the previous cost of the money market accounts as the swap provides much greater interest rate protection.  See additional information under "Comparison of Financial Condition at December 31, 2015 and June 30, 2015 – Balance Sheet Restructure."

As detailed in table above, the average balance of borrowings decreased $194.3 million for the three months ended December 31, 2015 versus the comparable 2014 period, while the cost decreased 51 basis points.  On a linked quarter basis, the average balance and cost of borrowings decreased $82.3 million and 58 basis points, respectively.  The cost of borrowings was also affected by the balance sheet restructure; please see "Comparison of Financial Condition at December 31, 2015 and June 30, 2015 – Balance Sheet Restructure" for additional information.  The average balance of borrowings decreased as an increase in the average balance of deposits allowed the Company to pay down borrowings.  Although the average balance decreased, on a linked quarter basis the period end balance increased.  The increase was primarily due to significant loan closings that occurred toward the end of December.

Net Interest Income Before Provision for Loan Losses.  Net interest income increased by $230,000 to $25.3 million for the three months ended December 31, 2015, from $25.1 million for the three months ended December 31, 2014.  The Company's net interest income, spread and margin over the period are detailed in the chart below.

	Including Prepayment Penalties			Excluding Prepayment Penalties*
For the Three Months Ended	Net Interest Income Before Provision	Spread	Margin	Net Interest Income Before Provision	Spread	Margin
	(Dollars in thousands)
December 31, 2015	$25,294	2.99%	3.14%	$23,744	2.79%	2.95%
September 30, 2015	24,149	2.89%	3.05%	22,567	2.69%	2.85%
June 30, 2015	23,921	2.89%	3.05%	23,091	2.78%	2.95%
March 31, 2015	23,815	2.90%	3.07%	23,363	2.86%	3.01%
December 31, 2014	25,064	3.12%	3.29%	22,894	2.83%	3.01%
* Prepayment fees on FHLB advances that occurred in the quarters ended 12/31/2015 and 03/31/2015 are also excluded.

The Company's spread and margin have been significantly impacted by prepayment penalties.  Due to this situation, the chart above details results with and without the impact of prepayment penalties.  While prepayment penalty income is expected to continue, significant fluctuations in the level of prepayment income are also expected.

Excluding the impact of the balance sheet restructure (see "Comparison of Financial Condition at December 31, 2015 and June 30, 2015 – Balance Sheet Restructure") and prepayment penalties, the spread and margin are expected to continue to experience compression.  The Company's spread and margin remain under pressure due to several factors, including: the further flattening of the treasury yield curve; rates on new loan originations and investment purchases; modifications of loans within the existing loan portfolio; prepayments of higher yielding loans and investments; limited ability to reduce deposit and borrowing costs (without substantial penalty); and promotional interest costs to attract new deposit customers. The rates on new loan originations are being impacted by increased competition.  The spread on new loan rates versus external sources of funds have decreased over the past year.  In addition, the Company typically originates loans that have a reset period of 5 years or less.  Such loans generally bear a lower rate of interest versus loans with a longer reset period.

The Company's net interest income and net interest rate spread were both negatively impacted in all periods due to the reversal of accrued interest income on loans delinquent more than 90 days.  The total of such income reversed was $123,000 and $256,000 for the three months ended December 31, 2015 and 2014, respectively.

Provision for Loan Losses. The Company recorded no provision for loan losses for both the three months ended December 31, 2015 and the three months ended December 31, 2014.  A rollforward of the allowance for loan losses for the three months ended December 31, 2015 and 2014 is presented below:

	Three months ended December 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$30,634	$31,569
Provisions charged to operations	—	—
Recoveries of loans previously charged off	1	1
Loans charged off	—	(304)
Balance at end of period	$30,635	$31,266
Allowance for loan losses to total loans	1.04%	1.18%
Net charge-offs (annualized) to average loans outstanding	0.00%	0.05%

Delinquency and nonaccrual trends, changes in loan risk ratings, loan growth, charge-offs and economic and business conditions continue to have a meaningful impact on the level of provision for loan losses.  See additional information regarding the allowance for loan losses in Note 6 of the consolidated financial statements and "Comparison of Financial Condition at December 31, 2015 and June 30, 2015-Net Loans."

Other Income. Other income increased $25.7 million to $27.5 million for the three months ended December 31, 2015, from $1.8 million for the three months ended December 31, 2014.   The Company continued its previously announced intention of the strategic disposition of its investments in real estate joint ventures and real estate held for investment portfolios.  The pretax gain realized on such dispositions for the quarter ended December 31, 2015 was $25.3 million.  There was also a gain of $225,000 on the disposition of real estate owned.  There were no sales of real estate joint venture or real estate held for investment in the comparable 2014 period.  See additional information under "Comparison of Financial Condition at December 31, 2015 and June 30, 2015 - Investments in real estate joint ventures, net and real estate held for investment," regarding the sales of investments in real estate joint ventures and real estate held for investment.  Net income from investments in real estate joint ventures decreased by $176,000 to $311,000 for the three months ended December 31, 2015, from $487,000 for the three months ended December 31, 2014.  Income from real estate operations, net decreased by $279,000 to $36,000 for the three months ended December 31, 2015, from $315,000 for the three months ended December 31, 2014.  Earnings from these two categories have decreased due to the sale of properties that had contributed income.  This trend can be expected to continue as the Company continues to strategically sell such properties.  A gain of $604,000 was realized on the sale of equity securities as well as the sale of investment securities sold in conjunction with the balance sheet restructure.  See "Comparison of Financial Condition at December 31, 2015 and June 30, 2015 – Balance Sheet Restructure," for additional information.

Other Expenses. Other expenses increased $15.6 million to $26.9 million for the three months ended December 31, 2015, from $11.3 million for the three months ended December 31, 2014.  The increase was primarily due to prepayment fees incurred in connection with the prepayment of various FHLB advances.  See "Comparison of Financial Condition at December 31, 2015 and June 30, 2015 – Balance Sheet Restructure" for additional information.  Compensation, payroll taxes and fringe benefits, increased $2.3 million to $10.1 million for the three months ended December 31, 2015, from $7.7 million for the three months ended December 31, 2014.   The increase was primarily due to increased ESOP expense but was also impacted by increases in direct compensation, primarily due to additional staffing and salary adjustments.  Real estate owned operations expense decreased $979,000 to $11,000 for the three months ended December 31, 2015, from $990,000 for the three months ended December 31, 2014.  The decrease was principally due to a $900,000 valuation adjustment recognized on a REO property in the 2014 period.

Income Tax Expense.  Income tax expense for the three months ended December 31, 2015 was $10.0 million on pre-tax income of $25.8 million, resulting in an effective tax rate of 38.7%.  Income tax expense for the three months ended December 31, 2014 was $5.5 million on pre-tax income of $15.5 million, resulting in an effective tax rate of 35.3%.   The increased effective tax rate in 2015 versus 2014 is attributable to increased taxable income generated by the sales of investments in real estate joint ventures and real estate held for investment during the 2015 period.

Comparison of Operating Results for the Six months ended December 31, 2015 and 2014

Net Income.  Net income increased $7.8 million to $28.0 million for the six months ended December 31, 2015, from $20.2 million for the corresponding 2014 period.   Our annualized return on average assets was 1.66% for the six months ended December 31, 2015, and 1.26% for the six months ended December 31, 2014.

Interest Income. Total interest income increased $290,000 to $66.3 million for the six months ended December 31, 2015, from $66.0 million for the six months ended December 31, 2014.  The components of interest income for the six months ended December 31, 2015 and 2014, changed as follows:

	Six months ended December 31,				Increase / (decrease)
	2015		2014
	Interest Income	Yield	Interest Income	Yield	Interest Income	Average Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$61,937	4.45%	$60,768	4.74%	$1,169	$220,975	(0.29)%
Dividends on FHLB stock	792	4.40%	976	4.24%	(184)	(9,986)	0.16%
Interest on securities AFS	2,357	1.95%	3,471	1.99%	(1,114)	(106,419)	(0.04)%
Interest on securities HTM	1,234	1.99%	814	2.13%	420	47,790	(0.14)%
Interest on federal funds sold and short term investments	2	0.25%	3	0.25%	(1)	(724)	0.00%
	$66,322	4.16%	$66,032	4.35%	$290	$151,636	(0.19)%

The explanations provided in "Comparison of Operating Results for the Three Months Ended December 31, 2015 and 2014, Interest Income" regarding changes for the three month period comparison are also applicable to the six month period comparison.  Prepayment penalties totaled $3.1 million in both the 2015 and 2014 periods, and boosted annualized loan yield by 23 basis points in the 2015 period versus 24 basis points in the 2014 period.

Interest Expense. Total interest expense decreased $139,000 to $16.9 million for the six months ended December 31, 2015, from $17.0 million for the six months ended December 31, 2014.  The components of interest expense for the six months ended December 31, 2015 and December 31, 2014, changed as follows:

	Six months ended December 31,				Increase / (decrease)
	2015		2014			Average
	Interest Expense	Cost	Interest Expense	Cost	Interest Expense	Balance	Cost
	(Dollars in thousands)
Savings deposits	$188	0.24%	$192	0.24%	$(4)	$(2,572)	0.00%
Money market	2,186	0.68%	1,081	0.49%	1,105	203,142	0.19%
Checking accounts	814	0.37%	918	0.40%	(104)	(11,483)	(0.03)%
Time deposits	4,930	1.22%	3,266	1.01%	1,664	166,394	0.21%
Total deposits	8,118	0.79%	5,457	0.64%	2,661	355,481	0.15%
Borrowings	8,761	2.47%	11,561	2.50%	(2,800)	(214,204)	(0.03)%
	$16,879	1.22%	$17,018	1.30%	$(139)	$141,277	(0.08)%

The explanations provided in "Comparison of Operating Results for the Three Months Ended December 31, 2015 and 2014, Interest Expense" regarding changes for the three month period comparison are also applicable to the six month period comparison.

Net Interest Income Before Provision for Loan Losses.  Net interest income increased by $429,000 to $49.4 million for the six months ended December 31, 2015, from $49.0 million for the six months ended December 31, 2014.   The Company's net interest rate spread and margin decreased to 2.94% and 3.10% for the six months ended December 31, 2015, from 3.05% and 3.23% for the six months ended December 31, 2014, respectively.   The factors described in "Comparison of Operating Results for the Three Months Ended December 31, 2015 and 2014, Net Interest Income Before Provision for Loan Losses" also impacted the six month periods.  The Company's net interest income and net interest rate spread were negatively impacted in both periods due to the reversal of accrued interest income on loans delinquent more than 90 days.  The Company's net interest income was reduced $299,000 and $505,000 for the six months ended December 31, 2015 and 2014, respectively, due to the impact of nonaccrual loans.

Provision for Loan Losses. The Company recorded no provisions for loan losses for the six months ended December 31, 2015 as compared to $200,000 for the six months ended December 31, 2014.  A rollforward of the allowance for loan losses for the six months ended December 31, 2015 and 2014 is presented below:

	Six months ended December 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$30,889	$31,401
Provisions charged to operations	-	200
Recoveries of loans previously charged off	1	2
Loans charged off	(255)	(337)
Balance at end of period	$30,635	$31,266
Allowance for loan losses to total loans	1.04%	1.18%
Net charge-offs (annualized) to average loans outstanding	0.02%	0.03%

See discussion of the allowance for loan losses in "Comparison of Financial Condition at December 31, 2015 and June 30, 2015-Net Loans" and footnote 6 of the consolidated financial statements.

Other Income. Other income increased $29.7 million to $33.5 million for the six months ended December 31, 2015 from $3.8 million for the six months ended December 31, 2014.  The factors described in "Comparison of Operating Results for the Three Months Ended December 31, 2015 and 2014, Other Income" regarding the sales of, and income from, investments in real estate joint ventures and real estate held for investment are also applicable to the six month period.

Other Expenses.  Other expenses increased $16.3 million to $37.7 million for the six months ended December 31, 2015, from $21.4 million for the six months ended December 31, 2014.  The factors described in "Comparison of Operating Results for the Three Months Ended December 31, 2015 and 2014, Other Expenses" are also applicable to the six month period.

Income Tax Expense. Income tax expense for the six months ended December 31, 2015, was $17.2 million, due to pre-tax income of $45.2 million, resulting in an effective tax rate of 38.0%.  For the six months ended December 31, 2014, income tax expense was $11.0 million, due to pre-tax income of $31.2 million, resulting in an effective tax rate of 35.3%.  The factor described in "Comparison of Operating Results for the Three Months Ended December 31, 2015 and 2014 - Income Tax Expense" regarding the increased effective tax rate is also applicable to the six month period.

Liquidity and Capital Resources

The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB borrowings and investment maturities.  While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company has other sources of liquidity if a need for additional funds arises, including advances from the FHLB and Federal Reserve Bank of New York.

At December 31, 2015 and June 30, 2015, the Company had $280.7 million and $160.0 million in overnight borrowings from the FHLB, respectively.  The Company had total borrowings of $793.8 million at December 31, 2015 and $796.4 million at June 30, 2015.  The Company's total borrowings at December 31, 2015 include $513.1 million in longer term borrowings with the FHLB.  In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans.  At December 31, 2015, outstanding commitments to originate loans totaled $88.8 million and outstanding commitments to extend credit totaled $20.7 million.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $553.4 million at December 31, 2015.  Based upon historical experience, management estimates that a large portion of such deposits will remain with the Company.  The portion that remains will be significantly impacted by the renewal rates offered by the Company.

In July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes.  The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets.  The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%.  The final rule became effective January 1, 2015, subject to a transition period for various components of the rule that require full compliance for the Company by January 1, 2019, including a capital conservation buffer of 2.5% of risk-weighted assets for which the transitional period begins on January 1, 2016.

As of December 31, 2015 and June 30, 2015, the Company and Bank exceeded all regulatory capital requirements as follows:

	December 31, 2015
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Common Equity Tier 1 (CET1) (to risk-weighted assets)	$522,583	17.03%	$138,047	4.50%
Tier 1capital (to risk-weighted assets)	522,583	17.03%	184,063	6.00%
Total capital (to risk-weighted assets)	553,218	18.03%	245,417	8.00%
Tier 1 leverage capital (to average assets)	522,583	15.37%	135,972	4.00%

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Common Equity Tier 1 (CET1) (to risk-weighted assets)	$442,831	14.55%	$136,921	4.50%
Tier 1 capital (to risk-weighted assets)	442,831	14.55%	182,561	6.00%
Total capital (to risk-weighted assets)	473,289	15.55%	243,415	8.00%
Tier 1 leverage capital (to average assets)	442,831	13.12%	134,974	4.00%

	June 30, 2015
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Common Equity Tier 1 (CET1) (to risk-weighted assets)	$519,518	17.79%	$131,428	4.50%
Tier 1 capital (to risk-weighted assets)	519,518	17.79%	175,238	6.00%
Total capital (to risk-weighted assets)	550,408	18.85%	233,651	8.00%
Tier 1 leverage capital (to average assets)	519,518	15.67%	132,641	4.00%

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Common Equity Tier 1 (CET1) (to risk-weighted assets)	$441,531	15.31%	$129,811	4.50%
Tier 1 capital (to risk-weighted assets)	441,531	15.31%	173,082	6.00%
Total capital (to risk-weighted assets)	472,151	16.37%	230,776	8.00%
Tier 1 leverage capital (to average assets)	441,531	13.47%	131,105	4.00%

Critical Accounting Policies

Note 1 to the Company's Audited Consolidated Financial Statements for the year ended June 30, 2015, included in the Company's Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets and liabilities are carried in the consolidated Balance Sheets at fair value or the lower of cost or fair value. Policies with respect to the methodologies used to determine the allowance for loan losses and judgments regarding the valuation of securities and derivatives  as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company's financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors. For a further discussion of the critical accounting policies of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K, for the year ended June 30, 2015.

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
(iii)	obtaining general financing through FHLB advances with a fixed long term; and
(iv)	utilizing interest rate swaps or other derivative instruments

Loan Portfolio by Reprice/Maturity Date
At December 31, 2015
(Dollars in thousands)

Repricing or Maturing Within:	Amount	Weighted Average Rate	% of Total Loans	Cumulative % of Total Loans
1 Year or less	$242,603	4.28%	8.22%	8.22%
1 - 3 years	1,021,999	3.65%	34.63%	42.85%
3 - 5 years	959,940	3.88%	32.53%	75.38%
5 - 7 years	257,531	4.09%	8.73%	84.11%
7 to 10 years	153,381	4.65%	5.20%	89.30%
Greater than 10 years	315,630	4.87%	10.70%	100.00%
Total	$2,951,084	3.99%	100.00%

 At December 31, 2015 42.85 % of the loan portfolio matured or repriced in 3 years or less, and 75.38% matured or repriced in 5 years or less.

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

The table below sets forth, as of December 31, 2015, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) basis points
	(Dollars in thousands)
+200	$518,530	$(56,163)	(9.8)%	15.2%	(100)
+100	549,166	(25,527)	(4.4)%	15.8%	(41)
—	574,693	—	0.0%	16.2%	—
(100)	621,123	46,430	8.1%	17.0%	79

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2015, in the event of a 100 basis point decrease in interest rates, we would experience an 8.1% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 9.8% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.
(b)	Use of Proceeds. Not applicable.
(c)	Repurchase of Our Equity Securities. The following table shows the Company's repurchases of its common stock for each calendar month in the three months ended December 31, 2015 and the stock repurchase plan approved by our Board of Directors.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 31, 2015	—	$—	—	1,991,251
November 30, 2015	3,745	16.66	3,745	1,987,506
December 31, 2015	—	—	—	1,987,506
	3,745		3,745

On March 4, 2015, the Board of Directors of the Company authorized a fourth stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5% of the outstanding shares, or 2,205,451 shares.  As of  February 9, 2016, the Company has repurchased, under the repurchase plans approved since the second step transaction, 13,179,026 shares of its stock at an average price of $13.28 per share.

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

ORITANI FINANCIAL CORP.

Date:	February 9, 2016	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date:	February 9, 2016	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer