Form 10-Q
period 2016-03-31
Oritani Financial Corp
filed 2016-05-09
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

    YES  ☐    NO  ☒

As of May 9, 2016, there were 56,245,065 shares of the Registrant's common stock, par value $0.01 per share, issued and 45,118,333 shares outstanding.

Oritani Financial Corp.
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements

Oritani Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2016	June 30, 2015
	(unaudited)	(audited)
Assets
Cash on hand and in banks	$9,454	$11,380
Federal funds sold and short term investments	1,637	3,749
Cash and cash equivalents	11,091	15,129
Loans, net	3,017,736	2,756,212
Securities available for sale, at fair value	215,856	258,963
Securities held to maturity, fair value of $153,577 and $107,749, respectively.	152,029	107,990
Bank Owned Life Insurance (at cash surrender value)	92,653	90,609
Federal Home Loan Bank of New York stock ("FHLB"), at cost	36,712	39,898
Accrued interest receivable	9,906	9,266
Investments in real estate joint ventures, net	4,708	6,658
Real estate held for investment	—	655
Real estate owned	487	4,059
Office properties and equipment, net	14,489	14,431
Deferred tax assets, net	44,481	41,356
Other assets	3,226	7,839
Total Assets	$3,603,374	$3,353,065
Liabilities
Deposits	$2,224,643	$1,962,737
Borrowings	762,515	796,372
Advance payments by borrowers for taxes and insurance	22,612	20,445
Other liabilities	64,887	55,841
Total Liabilities	3,074,657	2,835,395
Stockholders' Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 45,066,727 shares outstanding at March 31, 2016 and 44,012,239 shares outstanding at June 30, 2015.	562	562
Additional paid-in capital	511,849	508,999
Restricted Stock Awards	(4,242)	(8,088)
Treasury stock, at cost; 11,178,338 shares at March 31, 2016 and 12,232,826 shares at June 30, 2015.	(148,574)	(162,344)
Unallocated common stock held by the employee stock ownership plan	(20,819)	(22,803)
Retained income	197,274	203,192
Accumulated other comprehensive loss, net of tax	(7,333)	(1,848)
Total Stockholders' Equity	528,717	517,670
Total Liabilities and Stockholders' Equity	$3,603,374	$3,353,065

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
	(unaudited)
Interest income:
Interest on mortgage loans	$31,061	$30,772	$92,998	$91,540
Interest on securities available for sale	1,146	1,509	3,503	4,980
Interest on securities held to maturity	738	451	1,972	1,265
Dividends on FHLB stock	401	499	1,193	1,475
Interest on federal funds sold and short term investments	2	2	4	5
Total interest income	33,348	33,233	99,670	99,265
Interest expense:
Deposits	4,628	3,029	12,746	8,486
Borrowings	3,569	5,583	12,330	17,144
Total interest expense	8,197	8,612	25,076	25,630
Net interest income before provision for loan losses	25,151	24,621	74,594	73,635
Provision for loan losses	—	—	—	200
Net interest income after provision for loan losses	25,151	24,621	74,594	73,435
Other income:
Service charges	151	219	617	682
Real estate operations, net	23	273	294	941
Income from investments in real estate joint ventures	267	120	985	1,455
Bank-owned life insurance	670	677	2,044	1,869
Net gain on sale of assets	2,009	2,001	31,875	1,991
Net gain on sale of securities	—	770	604	768
Other income	70	69	238	211
Total other income	3,190	4,129	36,657	7,917
Other expenses:
Compensation, payroll taxes and fringe benefits	7,573	7,318	25,332	22,272
Advertising	91	100	271	295
Office occupancy and equipment expense	817	889	2,224	2,310
Data processing service fees	506	485	1,520	1,420
Federal insurance premiums	402	397	1,200	1,175
Net expense from real estate operations	15	358	356	1,487
FHLBNY prepayment fees	—	806	13,873	806
Other expenses	948	1,213	3,242	3,167
Total operating expenses	10,352	11,566	48,018	32,932
Income before income tax expense	17,989	17,184	63,233	48,420
Income tax expense	6,676	6,227	23,887	17,256
Net income	$11,313	$10,957	$39,346	$31,164
Earnings per basic common share	$0.27	$0.26	$0.95	$0.75
Earnings per diluted common share	$0.26	$0.26	$0.92	$0.73

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
	(unaudited)
Net income	$11,313	$10,957	$39,346	$31,164
Other comprehensive loss:
Change in unrealized holding gain (loss) on securities available for sale	1,721	956	517	(57)
Reclassification adjustment for security gains included in net income	—	(496)	(343)	(412)
Amortization related to post-retirement obligations	31	14	96	40
Change in unrealized loss on interest rate swaps	(4,858)	(1,375)	(5,755)	(3,653)
Total other comprehensive loss	(3,106)	(901)	(5,485)	(4,082)
Total comprehensive income	$8,207	$10,056	$33,861	$27,082

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Nine months ended March 31, 2016 and 2015 (unaudited)
(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Unallocated common stock held by ESOP	Retained income	Accumulated other comprehensive income (loss), net of tax	Total stockholders' equity
Balance at June 30, 2014	45,499,332	$562	$504,434	$(12,086)	$(140,451)	$(24,331)	$195,970	$2,194	$526,292
Net income	—	—	—	—	—	—	31,164	—	31,164
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(4,082)	(4,082)
Cash dividends declared	—	—	—	—	—	—	(32,307)	—	(32,307)
Purchase of treasury stock	(1,507,803)	—	—	—	(22,123)	—	—	—	(22,123)
Compensation cost for stock options and restricted stock	—	—	4,539	—	—	—	—	—	4,539
ESOP shares allocated or committed to be released	—	—	919	—	—	1,198	—	—	2,117
Exercise of stock options	58,710	—	—	—	775	—	(123)	—	652
Vesting of restricted stock awards	—	—	(3,857)	3,893	—	—	(36)	—	—
Forfeiture of restricted stock awards	(6,400)	—	—	81	(81)	—	—	—	—
Tax benefit from stock-based compensation	—	—	483	—	—	—	—	—	483
Balance at March 31, 2015	44,043,839	$562	$506,518	$(8,112)	$(161,880)	$(23,133)	$194,668	$(1,888)	$506,735

Balance at June 30, 2015	44,012,239	$562	$508,999	$(8,088)	$(162,344)	$(22,803)	$203,192	$(1,848)	$517,670
Net income	—	—	—	—	—	—	39,346	—	39,346
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(5,485)	(5,485)
Cash dividends declared	—	—	—	—	—	—	(42,556)	—	(42,556)
Purchase of treasury stock	(100,978)	—	—	—	(1,593)	—	—	—	(1,593)
Issuance of restricted stock awards	10,000	—	—	(133)	133	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	4,483	—	—	—	—	—	4,483
ESOP shares allocated or committed to be released	—	—	1,756	—	—	1,984	—	—	3,740
Exercise of stock options	1,151,466	—	—	—	15,303	—	(2,689)	—	12,614
Vesting of restricted stock awards	—	—	(3,887)	3,906	—	—	(19)	—	—
Forfeiture of restricted stock awards	(6,000)	—	—	73	(73)	—	—	—	—
Tax benefit from stock-based compensation	—	—	498	—	—	—	—	—	498
Balance at March 31, 2016	45,066,727	$562	$511,849	$(4,242)	$(148,574)	$(20,819)	$197,274	$(7,333)	$528,717

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended March 31,
	2016	2015
	(unaudited)
Cash flows from operating activities:
Net income	$39,346	$31,164
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	8,223	6,656
Depreciation of premises and equipment	673	712
Net amortization and accretion of premiums and discounts on securities	879	953
Provision for loan losses	—	200
Amortization and accretion of deferred loan fees, net	(2,659)	(2,713)
Decrease (increase) in deferred taxes	1,051	(1,588)
Gain on sale of investment securities	(604)	(768)
Gain on sale of real estate joint ventures and real estate investments	(31,547)	(2,000)
(Gain) loss on sale of real estate owned	(328)	9
Writedown of real estate owned	250	1,130
Proceeds from sale of real estate owned	3,967	66
Increase in cash surrender value of bank owned life insurance	(2,044)	(1,869)
(Increase) decrease in accrued interest receivable	(640)	875
Increase in other assets	(5,298)	(1,495)
Increase in other liabilities	10,292	4,784
Net cash provided by operating activities	21,561	36,116
Cash flows from investing activities:
Net increase in loans receivable	(196,162)	(210,894)
Purchase of mortgage loans	(63,020)	—
Purchase of securities available for sale	(42,213)	—
Purchase of securities held to maturity	(60,102)	(62,850)
Proceeds from payments, calls and maturities of securities available for sale	46,662	64,231
Proceeds from payments, calls and maturities of securities held to maturity	15,727	6,631
Proceeds from sales of securities available for sale	38,985	37,912
Proceeds from sales of securities held to maturity	—	3,375
Purchase of Bank Owned Life Insurance	—	(20,000)
Net decrease in Federal Home Loan Bank of New York stock	3,186	10,017
Proceeds from sales of real estate joint ventures and real estate investments	32,590	1,875
Net increase in real estate held for investment	(21)	(98)
Net decrease (increase) in real estate joint ventures	337	(227)
Purchase of fixed assets	(747)	(307)
Net cash used in investing activities	(224,778)	(170,335)
Cash flows from financing activities:
Net increase in deposits	261,906	369,454
Purchase of treasury stock	(1,593)	(22,123)
Dividends paid to shareholders	(42,556)	(32,307)
Exercise of stock options	12,614	652
Increase in advance payments by borrowers for taxes and insurance	2,167	4,769
Proceeds from borrowed funds	161,143	100,801
Repayment of borrowed funds	(195,000)	(293,750)
Tax benefit from stock based compensation	498	483
Net cash provided by financing activities	199,179	127,979
Net decrease in cash and cash equivalents	(4,038)	(6,240)
Cash and cash equivalents at beginning of period	15,129	18,931
Cash and cash equivalents at end of period	$11,091	$12,691
Supplemental cash flow information:
Cash paid during the period for:
Interest	$25,480	$26,665
Income taxes	$21,554	$13,908
Noncash transfer
Loans receivable transferred to real estate owned	$317	$2,949

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

In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included.  The results of operations and other data presented for the nine month period ended March 31, 2016 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2016.

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

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at March 31, 2016 and June 30, 2015 and in the Consolidated Statements of Income for the three and nine months ended March 31, 2016 and 2015.  Actual results could differ significantly from those estimates.

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

The following is a summary of the Company's earnings per share calculations and reconciliation of basic to diluted earnings per share.

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income	$11,313	$10,957	$39,346	$31,164
Weighted average common shares outstanding—basic	42,030	41,391	41,595	41,806
Effect of dilutive stock options outstanding	1,169	922	1,159	932
Weighted average common shares outstanding—diluted	43,199	42,313	42,754	42,738
Earnings per share-basic	$0.27	$0.26	$0.95	$0.75
Earnings per share-diluted	$0.26	$0.26	$0.92	$0.73

For the three months ended March 31, 2016 and 2015 there were 4,007 and 19,880 option shares, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for those periods.  Anti-dilutive shares for the nine months ended March 31, 2016 and 2015 were 5,250 and 20,111, respectively.

3. Stock Repurchase Program

On March 4, 2015, the Board of Directors of the Company authorized a fourth stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5% of the outstanding shares, or 2,205,451 shares.   At March 31, 2016, there are 1,987,506 shares yet to be purchased under the current plans.  At  March 31, 2016, a total of  13,179,026  shares were acquired under repurchase programs at a weighted average cost of  $13.28 per share.  The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company's liquidity and capital requirements, and alternative uses of capital.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes.  The Company may conduct repurchases in accordance with a Rule 10b5-1 trading plan.

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

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

 The fair value of the options issued during the nine months ended March 31, 2016 was estimated using the Black-Scholes options-pricing model with the assumptions in the following table.  There were no options issued during the nine months ended March 31, 2015.

Nine months ended March 31, 2016
Option shares granted	20,000
Expected dividend yield	6.75%
Expected volatility	26.10%
Risk-free interest rate	2.03%
Expected option life	6.5

The following is a summary of the Company's stock option activity and related information as of March 31, 2016 and changes therein during the nine months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2015	5,900,164	$2.57	$11.50	5.8
Granted	20,000	1.64	15.89	10.0
Exercised	(1,151,466)	2.43	10.95	3.4
Forfeited	(20,000)	2.69	12.65	6.2
Outstanding at March 31, 2016	4,748,698	$2.59	$11.64	5.5
Exercisable at March 31, 2016	3,910,912	$2.58	$11.50	4.4

The Company recorded $522,000 and $536,000 of share based compensation expense related to the options granted for the three months ended March 31, 2016 and 2015, respectively.  The Company recorded $1.6 million of share based compensation expense related to the options granted for both nine month periods ended March 31, 2016 and 2015.   Expected future expense related to the non-vested options outstanding at March 31, 2016 is $911,000 over a weighted average period of 0.5 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

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

The following is a summary of the status of the Company's restricted stock shares as of March 31, 2016 and changes therein during the nine months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2015	668,040	$12.17
Granted	10,000	15.89
Vested	(322,553)	12.05
Forfeited	(6,000)	11.95
Non-vested at March 31, 2016	349,487	$12.38

The Company recorded $966,000 and $976,000 of share based compensation expense related to the restricted stock shares for both of the three month ended March 31, 2016 and 2015, respectively.  The Company recorded $2.9 million of share based compensation expense related to the restricted stock shares for both nine month periods ended March 31, 2016 and 2015, respectively.   Expected future expense related to the non-vested restricted shares at March 31, 2016 is $1.9 million over a weighted average period of 0.7 years.

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

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

Net periodic benefit costs for the three and nine months ended March 31, 2016 and 2015 are presented in the following tables.

	Retirement Plan		BEP Plan		Medical Plan
	Three months ended March 31,
	2016	2015	2016	2015	2016	2015
	(In thousands)
Service cost	$44	$37	$—	$—	$19	$31
Interest cost	57	51	12	10	59	45
Amortization of unrecognized:
Prior service cost	—	15	—	—	—	—
Net loss	7	—	10	6	39	2
Total	$108	$103	$22	$16	$117	$78

	Nine months ended March 31,
	2016	2015	2016	2015	2016	2015
	(In thousands)
Service cost	$131	$111	$—	$—	$58	$93
Interest cost	170	152	36	30	176	136
Amortization of unrecognized:
Prior service cost	—	45	—	—	—	—
Net loss	22	—	30	18	116	5
Total	$323	$308	$66	$48	$350	$234

6. Loans, net

Loans, net are summarized as follows:

	March 31, 2016	June 30, 2015
	(In thousands)
Residential	$217,270	$186,342
Residential commercial real estate	1,486,911	1,229,816
Credit/grocery retail commercial real estate	458,025	481,216
Other commercial real estate	889,353	894,016
Construction and land loans	4,651	6,132
Total loans	3,056,210	2,797,522
Less:
Deferred loan fees, net	8,526	10,421
Allowance for loan losses	29,948	30,889
Loans, net	$3,017,736	$2,756,212

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

The activity in the allowance for loan losses for the three and nine months ended March 31, 2016 and 2015 is summarized as follows:

	Three months ended March 31,		Nine months ended March 31,
	(In thousands)
	2016	2015	2016	2015
Balance at beginning of period	$30,635	$31,266	$30,889	$31,401
Provisions for loan losses	—	—	—	200
Recoveries of loans previously charged off	5	—	6	1
Loans charged off	(692)	(377)	(947)	(713)
Balance at end of period	$29,948	$30,889	$29,948	$30,889

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table provides the three and nine month activity in the allowance for loan losses allocated by loan category at March 31, 2016 and 2015.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	Three months ended March 31, 2016
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,518	$10,893	$3,654	$13,858	$712	$—	$30,635
Charge-offs	—	—	—	(692)	—	—	(692)
Recoveries	—	—	—	5	—	—	5
Provisions	(143)	962	14	(431)	(402)	—	—
Ending balance	$1,375	$11,855	$3,668	$12,740	$310	$—	$29,948

	Nine months ended March 31, 2016
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,521	$10,814	$4,042	$13,943	$569	$—	$30,889
Charge-offs	(98)	—	—	(849)	—	—	(947)
Recoveries	—	—	—	6	—	—	6
Provisions	(48)	1,041	(374)	(360)	(259)	—	—
Ending balance	$1,375	$11,855	$3,668	$12,740	$310	$—	$29,948

	Three months ended March 31, 2015
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$2,213	$9,211	$3,166	$14,897	$327	$1,452	$31,266
Charge-offs	(29)	—	—	(348)	—	—	(377)
Recoveries	—	—	—	—	—	—	—
Provisions	526	(82)	23	(392)	(85)	10	—
Ending balance	$2,710	$9,129	$3,189	$14,157	$242	$1,462	$30,889

	Nine months ended March 31, 2015
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Unallocated	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,568	$5,327	$2,652	$17,995	$1,108	$2,751	$31,401
Charge-offs	(333)	—	—	(380)	—	—	(713)
Recoveries	—	—	—	—	1	—	1
Provisions	1,475	3,802	537	(3,458)	(867)	(1,289)	200
Ending balance	$2,710	$9,129	$3,189	$14,157	$242	$1,462	$30,889

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at March 31, 2016 and June 30, 2015.

	At March 31, 2016
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$20	$27	$—	$598	$47	$692
Collectively evaluated for impairment	1,355	11,828	3,668	12,142	263	29,256
Total	$1,375	$11,855	$3,668	$12,740	$310	$29,948
Loans receivable:
Individually evaluated for impairment	$3,631	$314	$—	$9,406	$56	$13,407
Collectively evaluated for impairment	213,639	1,486,597	458,025	879,947	4,595	3,042,803
Total	$217,270	$1,486,911	$458,025	$889,353	$4,651	$3,056,210

	At June 30, 2015
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$20	$27	$—	$1,290	$28	$1,365
Collectively evaluated for impairment	1,501	10,787	4,042	12,653	541	29,524
Total	$1,521	$10,814	$4,042	$13,943	$569	$30,889
Loans receivable:
Individually evaluated for impairment	$3,780	$311	$—	$11,439	$224	$15,754
Collectively evaluated for impairment	182,562	1,229,505	481,216	882,577	5,908	2,781,768
Total	$186,342	$1,229,816	$481,216	$894,016	$6,132	$2,797,522

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

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table provides information about the loan credit quality at March 31, 2016 and June 30, 2015:

	At March 31, 2016
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$193,151	$18,599	$757	$4,763	$—	$217,270
Residential commercial real estate	1,476,405	8,033	2,159	314	—	1,486,911
Credit/grocery retail commercial real estate	442,502	15,523	—	—	—	458,025
Other commercial real estate	795,682	55,798	18,853	19,020	—	889,353
Construction and land loans	4,595	—	—	56	—	4,651
Total	$2,912,335	$97,953	$21,769	$24,153	$—	$3,056,210

	At June 30, 2015
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$162,769	$18,236	$416	$4,921	$—	$186,342
Residential commercial real estate	1,203,514	18,487	2,125	5,690	—	1,229,816
Credit/grocery retail commercial real estate	477,351	3,865	—	—	—	481,216
Other commercial real estate	790,076	68,689	15,366	19,885	—	894,016
Construction and land loans	5,908	—	—	224	—	6,132
Total	$2,639,618	$109,277	$17,907	$30,720	$—	$2,797,522

The following table provides information about loans past due at March 31, 2016 and June 30, 2015:

	At March 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (1)
	(In thousands)
Residential	$1,398	$756	$684	$2,838	$214,432	$217,270	$1,317
Residential commercial real estate	—	—	—	—	1,486,911	1,486,911	314
Credit/grocery retail commercial real estate	—	—	—	—	458,025	458,025	—
Other commercial real estate	2,019	428	1,047	3,494	885,859	889,353	8,302
Construction and land loans	—	—	56	56	4,595	4,651	56
Total	$3,417	$1,184	$1,787	$6,388	$3,049,822	$3,056,210	$9,989

	At June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (2)
	(In thousands)
Residential	$340	$432	$888	$1,660	$184,682	$186,342	$1,329
Residential commercial real estate	—	311	—	311	1,229,505	1,229,816	311
Credit/grocery retail commercial real estate	—	—	—	—	481,216	481,216	—
Other commercial real estate	3,278	—	3,569	6,847	887,169	894,016	10,711
Construction and land loans	—	—	224	224	5,908	6,132	224
Total	$3,618	$743	$4,681	$9,042	$2,788,480	$2,797,522	$12,575

(1)
Included in nonaccrual loans at March 31, 2016 are residential loans totaling $266,000 and other commercial real estate loans totaling $221,000 that were 30-59 days past due; residential loans totaling $367,000, residential commercial real estate loans totaling $314,000 and other commercial real estate loans totaling $7.0 million that were current.

(2)
Included in nonaccrual loans at June 30, 2015 are other commercial real estate loans totaling $1.1 million that were 30-59 days past due; residential loans totaling $16,000 and residential commercial real estate loans totaling $311,000 that were 60-89 days past due; residential loans totaling $425,000 and other commercial real estate loans totaling $6.1 million that were current.

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement.  Loans we individually classify as impaired include multifamily, commercial mortgage and construction loans with balances of $1.0 million or more, unless a condition exists for loans less than $1.0 million that would increase the Bank's potential loss exposure.  At March 31, 2016 impaired loans were primarily collateral-dependent and totaled $13.4 million, of which $4.9 million had a specific allowance for credit losses of $692,000 and $8.5 million of impaired loans had no related allowance for credit losses.  At June 30, 2015 impaired loans were primarily collateral-dependent and totaled $15.8 million, of which $7.3 million  had a related allowance for credit losses of $1.4 million and $8.5 million of impaired loans had no related allowance for credit losses.

The following table provides information about the Company's impaired loans at March 31, 2016 and June 30, 2015:

	Impaired Loans
	At March 31, 2016			Nine months ended March 31, 2016
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$3,447	$3,447	$—	$3,525	$106
Other commercial real estate	5,024	5,024	—	5,497	184
	8,471	8,471	—	9,022	290
With an allowance recorded:
Residential	$164	$184	$20	$166	$—
Residential commercial real estate	287	314	27	291	—
Other commercial real estate	3,784	4,382	598	3,866	—
Construction and land loans	9	56	47	90	—
	4,244	4,936	692	4,413	—
Total:
Residential	$3,611	$3,631	$20	$3,691	$106
Residential commercial real estate	287	314	27	291	—
Other commercial real estate	8,808	9,406	598	9,363	184
Construction and land loans	9	56	47	90	—
	$12,715	$13,407	$692	$13,435	$290

	Impaired Loans
	At June 30, 2015			Year ended June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$3,592	$3,592	$—	$3,429	$144
Other commercial real estate	4,892	4,892	—	4,912	82
	8,484	8,484	—	8,341	226
With an allowance recorded:
Residential	$168	$188	$20	$171	$8
Residential commercial real estate	284	311	27	432	—
Other commercial real estate	5,257	6,547	1,290	5,719	46
Construction and land loans	196	224	28	275	—
	5,905	7,270	1,365	6,597	54
Total:
Residential	$3,760	$3,780	$20	$3,600	$152
Residential commercial real estate	284	311	27	432	—
Other commercial real estate	10,149	11,439	1,290	10,631	128
Construction and land loans	196	224	28	275	—
	$14,389	$15,754	$1,365	$14,938	$280

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Troubled debt restructured loans ("TDRs") are those loans whose terms have been modified because of deterioration in the financial condition of the borrower.  The Company has selectively modified certain borrower's loans to enable the borrower to emerge from delinquency and keep their loans current.  The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company.  Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal.  Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period.  Management classifies all TDRs as impaired loans.  Included in impaired loans at March 31, 2016 are $5.1 million of loans which are deemed TDRs.  At June 30, 2015, TDRs totaled $3.9 million.

The following table presents additional information regarding the Company's TDRs as of March 31, 2016 and June 30, 2015:

	Troubled Debt Restructurings at March 31, 2016
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$184	$184
Residential commercial real estate	—	314	314
Other commercial real estate	394	4,148	4,542
Construction and land loans	—	56	56
Total	$394	$4,702	$5,096
Allowance	$—	$275	$275

	Troubled Debt Restructurings at June 30, 2015
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$188	$188
Residential commercial real estate	—	311	311
Other commercial real estate	418	2,710	3,128
Construction and land loans	—	224	224
Total	$418	$3,433	$3,851
Allowance	$—	$948	$948

There were no loan relationships modified in a troubled debt restructuring during the three months ended March 31, 2016  and 2015.

	Nine months ended March 31,
	2016			2015
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Other commercial real estate	1	3,385	2,280	—	—	—
Total	1	$3,385	$2,280	—	$—	$—

The relationship modified during the nine months ended March 31, 2016, was granted an extended maturity in conjunction with a principal paydown.  There were no loan relationships modified in a troubled debt restructuring during the nine months ended March 31, 2015.

There have been no loans that were modified as TDR during the last twelve months that have subsequently defaulted (90 days or more past due) during the current quarter ended March 31, 2016.

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

7. Investment Securities

Securities Held to Maturity

The following is a comparative summary of securities held to maturity at March 31, 2016 and June 30, 2015:

	At March 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Mortgage-backed securities:
FHLMC	$2,461	$111	$—	$2,572
FNMA	76,870	1,003	47	77,826
GNMA	1,432	60	—	1,492
CMO	71,266	456	35	71,687
	$152,029	$1,630	$82	$153,577

	At June 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Mortgage-backed securities:
FHLMC	$1,638	$132	$—	$1,770
FNMA	55,808	269	637	55,440
GNMA	1,928	84	—	2,012
CMO	48,616	98	187	48,527
	$107,990	$583	$824	$107,749

The contractual maturities of mortgage-backed securities held to maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any securities held to maturity during the three months ended March 31, 2016 and 2015.  The Company did not sell any securities held to maturity during the nine months ended March 31, 2016.  Proceeds from the sale of securities held to maturity for the nine months ended March 31, 2015 were $3.4 million on securities with an amortized cost of $3.2 million, resulting in gross gains of $143,800 and no losses.  The held to maturity securities sold were mortgage-backed securities with 15% or less of their original purchased balances remaining.  Securities with fair values of $89.3 million and $54.2 million at March 31, 2016 and June 30, 2015, respectively, were pledged as collateral for advances.  The fair value of securities pledged as collateral for cash flow hedge interest rate swaps totaled $14.0 million and $1.8 million at March 31, 2016 and June 30, 2015, respectively. The Company did not record other-than-temporary impairment charges on securities held to maturity during the three and nine months ended March 31, 2016 and 2015.

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Gross unrealized losses on securities held to maturity and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and June 30, 2015 were as follows:

	At March 31, 2016
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$—	$—	$3,254	$47	$3,254	$47
CMO	16,392	35	—	—	16,392	35
	$16,392	$35	$3,254	$47	$19,646	$82

	At June 30, 2015
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$32,925	$380	$6,891	$257	$39,816	$637
CMO	31,433	187	—	—	31,433	187
	$64,358	$567	$6,891	$257	$71,249	$824

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

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Securities Available for Sale

The following is a comparative summary of securities available for sale at March 31, 2016 and June 30, 2015:

	At March 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$601	$527	$—	$1,128
Mortgage-backed securities:
FHLMC	934	46	—	980
FNMA	72,388	935	—	73,323
CMO	139,078	1,420	73	140,425
	$213,001	$2,928	$73	$215,856

	At June 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$1,208	$902	$—	$2,110
Mortgage-backed securities:
FHLMC	5,162	163	—	5,325
FNMA	36,432	537	114	36,855
CMO	213,569	1,580	476	214,673
	$256,371	$3,182	$590	$258,963

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

 The Company did not sell any securities available for sale for the three months ended March 31, 2016.  Proceeds from the sale of securities available for sale for the three months ended March 31, 2015 were $20.7 million on securities with an amortized cost of $19.9 million, resulting in gross gains of $770,000 and no losses.  Proceeds from the sale of securities available for sale for the nine months ended March 31, 2016 were $39.0 million on securities with an amortized cost of $38.4 million, resulting in gross gains and gross losses of $607,000 and $3,000, respectively.  Proceeds from the sale of securities available for sale for the nine months ended March 31, 2015 were $37.9 million on securities with an amortized cost of $37.3 million, resulting in gross gains and gross losses of $861,000 and $236,000, respectively.  The Equity securities caption relates to holdings of shares in financial institutions common stock.  Available for sale securities with fair values of $85.5 million and $197.4 million at March 31, 2016 and June 30, 2015, respectively, were pledged as collateral for advances.  The fair value of securities pledged as collateral for cash flow hedge interest rate swaps totaled $7.0 million and $6.4 million at March 31, 2016 and June 30, 2015, respectively. There were no other-than-temporary impairment charges on available for sale securities for the three and nine months ended March 31, 2016 and 2015.

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and June 30, 2015 were as follows:

	At March 31, 2016
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
CMO	—	—	25,043	73	25,043	73
	$—	$—	$25,043	$73	$25,043	$73

	At June 30, 2015
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$17,185	$114	$—	$—	$17,185	$114
CMO	42,463	296	9,947	180	52,410	476
	$59,648	$410	$9,947	$180	$69,595	$590

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

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

8. Deposits

Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. We had brokered deposits totaling $285.4 million and $248.4 million at March 31, 2016 and June 30, 2015, respectively.

 Deposit balances are summarized as follows:

	March 31, 2016	June 30, 2015
	Amount	Amount
	(In thousands)
Checking accounts	$469,035	$436,172
Money market deposit accounts	654,117	589,012
Savings accounts	163,989	160,020
Time deposits	937,502	777,533
	$2,224,643	$1,962,737

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

At March 31, 2016, Oritani had 11 interest rate swap agreements with a total notional outstanding of $330.0 million.  These agreements all feature exchanges of fixed for variable payments covering various hedging periods maturing between 4/11/2016 and 7/11/2024.  The Company is paying fixed rates on these swaps ranging from 0.28 % to 3.67%, in exchange for receiving variable payments linked to 1 month or 3 month LIBOR.  The fair value of securities pledged as collateral for the swaps at March 31, 2016 and June 30, 2015 was $21.0 million and $8.2 million, respectively.

The following table presents information regarding our derivative financial instruments at March 31, 2016 and June 30, 2015.

		At March 31, 2016
		Notional Amount	Fair Value
Asset derivatives	Balance Sheet Line Item	(In thousands)
Cash flow hedge interest rate swaps-Gross unrealized gain	Other Assets	$100,000	$42

Liability derivatives
Cash flow hedge interest rate swaps-Gross unrealized loss	Other Liabilities	$230,000	$13,720

		At June 30, 2015
		Notional Amount	Fair Value
Liability derivatives	Balance Sheet Line Item	(In thousands)
Cash flow hedge interest rate swaps-Gross unrealized loss	Other Liabilities	$100,000	$3,560

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

10. Income Taxes

The Company files income tax returns in the United States federal jurisdiction and in New Jersey, Pennsylvania and New York state jurisdictions.

The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2011. Oritani Financial Corp.'s federal tax return for the tax year ended December 31, 2012 is currently under audit.  Our state and city tax returns are not currently under audit and have not been subject to an audit during the past five years.  The Company did not have any uncertain tax positions at March 31, 2016 and June 30, 2015.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.

11. Real Estate Joint Ventures, net and Real Estate Held for Investment

The Company accounts for investments in joint ventures under the equity method. The balance reflects the cost basis of investments, plus the Company's share of income earned on the joint venture operations, less cash distributions, including excess cash distributions, and the Company's share of losses on joint venture operations. Cash received in excess of the Company's recorded investment in a joint venture is recorded as unearned revenue in other liabilities.  The net book value of real estate joint ventures was $4.7 million and $6.1 million at March 31, 2016 and June 30, 2015, respectively.  Proceeds from the sale of three joint ventures for the three months ended March 31, 2016 were $2.9 million resulting in gross gains of $2.0 million.   Proceeds from the sale of ten joint ventures for the nine months ended March 31, 2016 were $16.6 million resulting in gross gains of $15.5 million.  Proceeds from the sale of one joint ventures for the three and nine months ended March 31, 2015 were $1.9 million resulting in gross gains of $2.0 million.

Real estate held for investment includes the Company's undivided interest in real estate properties accounted for under the equity method and properties held for investment purposes. Cash received in excess of the Company's recorded investment for an undivided interest in real estate property is recorded as unearned revenue in other liabilities. The operations of the properties held for investment purposes are reflected in the financial results of the Company and included in the Other Income caption in the Income Statement. Properties held for investment purposes are carried at cost less accumulated depreciation. The net book value of real estate held for investment was $(31,000) and $(86,000) at March 31, 2016 and June 30, 2015, respectively.  There were no real estate held for investment sales during the three months ended March 31, 2016.   Proceeds from the sale of four real estate held for investment properties for the nine months ended March 31, 2016 were $16.0 million resulting in gross gains of $16.0 million.  There were no real estate held for investment sales during the three and nine months ended March 31, 2015.

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
Notes to Unaudited Consolidated Financial Statements

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
Notes to Unaudited Consolidated Financial Statements

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and June 30, 2015 by level within the fair value hierarchy. There were no transfers between levels within the fair value hierarchy during the nine months ended March 31, 2016.

	Fair Value as of March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$1,128	$1,128	$—	$—
Mortgage-backed securities available for sale
FHLMC	980	—	980	—
FNMA	73,323	—	73,323	—
CMO	140,425	—	140,425	—
Total securities available for sale	215,856	1,128	214,728	—

Interest rate swaps	42	—	42	—
Total assets	$215,898	$1,128	$214,770	$—

Liabilities:
Interest rate swaps	$13,720	$—	$13,720	$—

	Fair Value as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$2,110	$2,110	$—	$—
Mortgage-backed securities available for sale
FHLMC	5,325	—	5,325	—
FNMA	36,855	—	36,855	—
CMO	214,673	—	214,673	—
Total securities available for sale	$258,963	$2,110	$256,853	$—

Liabilities:
Interest rate swaps	$3,560	$—	$3,560	$—

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. GAAP. The adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write downs of individual assets.

The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of March 31, 2016 and June 30, 2015 by level within the fair value hierarchy.

	Fair Value as of March 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$164	$—	$—	$164
Residential commercial real estate	287	—	—	287
Other commercial real estate	6,905	—	—	6,905
Construction and land loans	9	—	—	9
Total impaired loans	7,365	—	—	7,365
Real estate owned
Other commercial real estate	487	—	—	487
Total real estate owned	487	—	—	487
Total assets measured on a non-recurring basis	$7,852	$—	$—	$7,852

	Fair Value as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$168	$—	$—	$168
Residential commercial real estate	284	—	—	284
Other commercial real estate	8,187	—	—	8,187
Total impaired loans	8,639	—	—	8,639
Real estate owned
Residential	1,435	—	—	1,435
Residential commercial real estate	1,202	—	—	1,202
Other commercial real estate	1,422	—	—	1,422
Total real estate owned	4,059	—	—	4,059
Total assets measured on a non-recurring basis	$12,698	$—	$—	$12,698

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Estimated Fair Value of Financial Instruments

The following tables present the carrying amount, estimated fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company's balance sheet at March 31, 2016 and June 30, 2015. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, and overnight borrowings.

	March 31, 2016
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	$152,029	$153,577	$—	$153,577	$—
Loans, net (1)	3,017,736	3,042,594	—	—	3,042,594
Financial liabilities:
Time deposits	937,502	946,298	—	946,298	—
Term borrowings	571,515	582,436	—	582,436	—
 _____________
(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

	June 30, 2015
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	$107,990	$107,749	$—	$107,749	$—
Loans, net (1)	2,756,212	2,774,448	—	—	2,774,448
Financial liabilities:
Time deposits	777,533	785,466	—	785,466	—
Term borrowings	636,372	654,450	—	654,450	—
 ______________
(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

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

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

13. Other Comprehensive Income

The components of comprehensive income, both gross and net of tax, are presented for the periods below (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2016	2015	2016	2015
Gross:
Net income	$17,989	$17,184	$63,233	$48,420
Other comprehensive loss:
Change in unrealized holding gain (loss) on securities available for sale	3,025	1,650	869	(102)
Reclassification adjustment for security gains included in net income	—	(770)	(604)	(624)
Amortization related to post-retirement obligations	56	23	168	68
Change in unrealized loss on interest rate swaps	(8,542)	(2,384)	(10,119)	(6,333)
Total other comprehensive loss	(5,461)	(1,481)	(9,686)	(6,991)
Total comprehensive income	12,528	15,703	53,547	41,429
Tax applicable to:
Net income	6,676	6,227	23,887	17,256
Other comprehensive loss:
Change in unrealized holding gain (loss) on securities available for sale	1,304	694	352	(45)
Reclassification adjustment for security gains included in net income	—	(274)	(261)	(212)
Amortization related to post-retirement obligations	25	9	72	28
Change in unrealized loss on interest rate swaps	(3,684)	(1,009)	(4,364)	(2,680)
Total other comprehensive loss	(2,355)	(580)	(4,201)	(2,909)
Total comprehensive income	4,321	5,647	19,686	14,347
Net of tax:
Net income	11,313	10,957	39,346	31,164
Other comprehensive loss:
Change in unrealized holding gain (loss) on securities available for sale	1,721	956	517	(57)
Reclassification adjustment for security gains included in net income	—	(496)	(343)	(412)
Amortization related to post-retirement obligations	31	14	96	40
Change in unrealized loss on interest rate swaps	(4,858)	(1,375)	(5,755)	(3,653)
Total other comprehensive loss	(3,106)	(901)	(5,485)	(4,082)
Total comprehensive income	$8,207	$10,056	$33,861	$27,082

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of tax, for the nine months ended March 31, 2016 and 2015 (in thousands):

	Unrealized Holding Loss on Securities Available for Sale	Post Retirement Obligations	Unrealized Holding Loss on Interest Rate Swaps	Accumulated Other Comprehensive (Loss), Net of Tax
Balance at June 30, 2015	$1,496	$(1,316)	$(2,028)	$(1,848)
Net change	174	96	(5,755)	(5,485)
Balance at March 31, 2016	$1,670	$(1,220)	$(7,783)	$(7,333)

Balance at June 30, 2014	$2,728	$(617)	$83	$2,194
Net change	(469)	40	(3,653)	(4,082)
Balance at March 31, 2015	$2,259	$(577)	$(3,570)	$(1,888)

The following table sets forth information about the amount reclassified from accumulated other comprehensive income (loss) to the consolidated statement of income and the affected line item in the statement where net income is presented (in thousands).

		Three months ended March 31,		Nine months ended March 31,
Accumulated Other Comprehensive Income (Loss) Component	Affected line item in the Consolidated Statement of Income	2016	2015	2016	2015
Reclassification adjustment for security gains included in net income	Net gain on sale of securities available for sale	$—	$(770)	$(604)	$(624)

Amortization related to post-retirement obligations (1)
Prior service cost		—	15	—	45
Net loss		56	8	168	23
	Compensation, payroll taxes and fringe benefits	56	23	168	68

	Total before tax	56	(747)	(436)	(556)
	Income tax benefit (expense)	25	(265)	(189)	(184)
	Net of tax	31	(482)	(247)	(372)

(1) These accumulated other comprehensive income (loss) components are included in the computations of net periodic benefit cost.  See Note 5. Postretirement Benefits.

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

14. Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09 - Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  This ASU simplifies several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein.  The Company is currently evaluating the impact of the adoption of this guidance on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, "Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." This ASU requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.  Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required.  The amendments in this Update require that an entity that has an available for sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method.  The ASU is effective for all entities in fiscal years, and interim periods in those fiscal years, beginning after December 15, 2016.  Early adoption is permitted.  The new guidance will be applied prospectively to changes in ownership (or influence) after the adoption date.   The Company does not expect that the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, " Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force))."  This ASU clarifies that a change in the counterparty to a derivative instrument (novation), that has been designated as a hedging instrument does not, on its own, require dedesignation of that hedge accounting relationship provided that all other hedge accounting criteria continue to be met.  This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein. Early adoption is permitted, including adoption in an interim period.  The Company does not expect that the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842).  This ASU requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current accounting treatment.  This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases.  For public business entities, this ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein. Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  The Company is currently evaluating the impact of the adoption of this guidance on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to improve the recognition and measurement of financial instruments.  The ASU revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value.  It also amends certain disclosure requirements associated with the fair value of financial instruments.  The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The Company does not expect that the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
In January 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items, which eliminates from U.S. GAAP the concept of an extraordinary item.  The Board released the new guidance as part of its simplification initiative, which, as explained in the ASU, is intended to "identify, evaluate and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements". To be considered an extraordinary item under existing U.S. GAAP, an event or transaction must be unusual in nature and must occur infrequently. As a result, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. For all entities, the ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Entities may apply the guidance prospectively or retrospectively to all prior periods presented in the financial statements. If an entity chooses to apply the guidance prospectively, it must disclose whether amounts included in income from continuing operations after adoption of the ASU are related to events and transactions previously recognized and classified as extraordinary items before the date of adoption. Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption.  The Company does not expect that the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

In August 2014, the FASB issued ASU 2014-14, "Receivable-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure".  This update requires a mortgage loan to be derecognized and a separate receivable to be recognized upon foreclosure if the loan has a government guarantee that is non-separable from the loan before foreclosure, the creditor has the ability and intent to convey the real estate property to the guarantor, and any amount of the claim that is determined on the basis of the fair value of the real estate is fixed.  Additionally, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor upon foreclosure.  The amendments in this update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014.  We adopted this guidance on July 1, 2015 with no significant impact on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, "Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period".  This update requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  This update is effective for interim and annual periods beginning after December 15, 2015.  The amendments can be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter.  We adopted this guidance on January 1, 2016 with no significant impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, "Receivables-Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force"), which clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.  The amendments in this update are effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  Early adoption is permitted.  We adopted this guidance on July 1, 2015 with no significant impact on the Company's consolidated financial statements.

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

Overview

Oritani Financial Corp. (the "Company") is a Delaware corporation that was incorporated in March 2010.  The Company is the stock holding company of Oritani Bank.  The Company owns 100% of the outstanding shares of common stock of the Bank.  The Company has engaged primarily in the business of holding the common stock of the Bank and two limited liability companies that own a variety of real estate investments.  In addition, the Company has engaged in limited lending to the real estate investment properties in which (either directly or through one of its subsidiaries) it maintains an ownership interest.   The Bank's principal business consists of attracting retail, commercial and municipal bank deposits from the general public and investing those deposits, together with funds generated from operations and borrowed funds, in multifamily and commercial real estate loans, one- to four-family residential mortgage loans as well as in second mortgage and equity loans, construction loans, business loans, other consumer loans, and investment securities.  The Bank originates loans primarily for investment and holds such loans in its portfolio.  Occasionally, the Bank will also enter into loan participations.  The Bank's primary sources of funds are deposits, borrowings, investment maturities and principal and interest payments on loans and securities.  The Bank's revenues are derived principally from interest on loans and securities as well as our investments in real estate and real estate joint ventures.  The Bank also generates revenue from fees and service charges and other income.  The Bank's results of operations depend significantly on its net interest income; which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities.  The Bank's net interest income is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, the timing of the re-pricing of interest-earning assets and interest-bearing liabilities, and the prepayment rate on its mortgage-related assets.  Provisions for loan losses and asset impairment charges can also have a significant impact on results of operations.  Other factors that may affect the Bank's results of operations are general and local economic and competitive conditions, government policies and actions of regulatory authorities.

The Bank's business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to its individual, business, and municipal customers. The Bank's primary focus has been, and will continue to be, organic growth in multifamily and commercial real estate lending.

Comparison of Financial Condition at March 31, 2016 and June 30, 2015

Total Assets. Total assets increased $250.3 million to $3.60 billion at March 31, 2016, from $3.35 billion at June 30, 2015.

Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) decreased $4.0 million to $11.1 million at March 31, 2016, from $15.1 million at June 30, 2015.

Net Loans. Loans, net increased $261.5 million to $3.02 billion at March 31, 2016, from $2.76 billion at June 30, 2015.  The annualized growth rate for the period was 12.7%.  The increase in loans was primarily in residential commercial real estate (multifamily) which increased $257.1 million over the period.  The Company's primary strategic business objective is the organic growth of multifamily and commercial real estate loans.  Loan originations and purchases for the nine months ended March 31, 2016 totaled $522.7 million and $63.0 million, respectively.  Loan originations for the nine months ended March 31, 2015 totaled $520.8 million and there were no loan purchases over that period.  The Company continues to limit the origination of loans with certain features that are desirable to borrowers in the current market (primarily fixed rate periods greater than 5 years and interest only periods greater than one year). In addition, the Company recently elevated its underwriting standards regarding certain aspects of commercial real estate lending.  These decisions have a negative impact on loan growth however; management believes these restraints are in the best long term interests of the Company.

Delinquency and non performing asset information is provided below:

	3/31/2016	12/31/2015	9/30/2015	6/30/2015	3/31/2015
	(Dollars in thousands)
Delinquency Totals
30—59 days past due	$2,930	$6,320	$8,188	$2,535	$5,126
60—89 days past due	1,184	404	190	416	291
Nonaccrual	9,989	10,880	10,879	12,575	13,191
Total	$14,103	$17,604	$19,257	$15,526	$18,608
Non Performing Asset Totals
Nonaccrual loans, per above	$9,989	$10,880	$10,879	$12,575	$13,191
Real Estate Owned	487	487	2,926	4,059	5,594
Total	$10,476	$11,367	$13,805	$16,634	$18,785
Nonaccrual loans to total loans	0.33%	0.37%	0.39%	0.45%	0.48%
Delinquent loans to total loans	0.46%	0.60%	0.69%	0.55%	0.68%
Non performing assets to total assets	0.29%	0.32%	0.41%	0.50%	0.57%

Delinquent loan and non performing asset totals continue to illustrate minimal credit issues at the Company.  In addition, of the $10.0 million in loans classified as nonaccrual at March 31, 2016, $7.7 million were fully current.

Securities Available For Sale ("AFS"). Securities AFS decreased $43.1 million to $215.9 million at March 31, 2016, from $259.0 million at June 30, 2015. The Company sold securities AFS totaling $38.4 million and purchased securities totaling $42.2 million.  The overall decrease in Securities AFS was due to principal payments that occurred over the period.

Securities Held To Maturity ("HTM").  Securities HTM increased $44.0 million to $152.0 million at March 31, 2016, from $108.0 million at June 30, 2015.  Purchases over the period totaled $60.1 million.

Investments in real estate joint ventures, net and real estate held for investment.  The Company previously announced its intention to explore the sale of the properties and interests in these portfolios.  The table below details the properties that have been sold:

			Book
Entity	Type	Proceeds	Value	Gain
Oaklyn Associates	a	$1,963	$(125)	$2,088
Palisades Park	b	9,833	304	9,529
2015 Fiscal year		11,796	179	11,617

Madison Associates	a	2,453	(45)	2,498
Van Buren Apartments	a	1,811	145	1,666
34 Grant LLC	a	342	297	45
Quarter Ended 9/30/2015		4,606	397	4,209

Hampshire Realty	a	1,469	(26)	1,495
10 Landing Lane	a	5,807	(586)	6,393
River Villa Mews, LLC	a	578	274	304
Marine View	b	4,697	648	4,049
Brighton Court Associates	a	1,206	80	1,126
Park Lane	b	7,021	(161)	7,182
Parkway East	b	1,701	(360)	2,061
Park View	b	2,555	(162)	2,717
Quarter Ended 12/31/2015		25,034	(293)	25,327

Hampshire Realty	a	1,621	140	1,481
Hampshire Realty	a	987	437	550
Hampshire Realty	a	340	362	(22)
Quarter Ended 3/31/2016		2,948	939	2,009

2016 Fiscal Year		32,589	1,043	31,546

Total Sales		$44,385	$1,222	$43,163

a - Investment in real estate joint venture
b - Real estate held for investment

As of March 31, 2016, there were four entities remaining in the portfolios.  Three of these entities are under contract for sale and the remaining one is being marketed for sale.

Real Estate Owned ("REO"). REO decreased $3.6 million to $487,000 at March 31, 2016, from $4.1 million at June 30, 2015.  The balance at March 31, 2016 consisted of 2 properties and the balance at June 30, 2015 consisted of 8 properties.

Deposits. Deposits increased $261.9 million to $2.22 billion at March 31, 2016, from $1.96 billion at June 30, 2015.  The annualized growth rate for the period was 17.8%.  A substantial portion of the growth over the period was due to growth in time deposits and money markets, as such funds increased $160.0 million and $65.1 million, respectively, over the nine months ended March 31, 2016.  The Company has a strategy whereby premium deposits rates are paid on certain time deposits if the customer has a core account relationship with the Company.  This strategy has also allowed the Company to extend the duration of certain time deposit accounts.

Borrowings.  Borrowings decreased $33.9 million to $762.5 million at March 31, 2016, from $796.4 million at June 30, 2015.  Borrowings decreased as an increase in deposits allowed the Company to pay down borrowings as well as the impact of the balance sheet restructure, which is discussed in detail in the Company's Form 10-Q for the quarterly period ended December 31, 2015.

Stockholders' Equity.  Stockholders' equity increased $11.0 million to $528.7 million at March 31, 2016, from $517.7 million at June 30, 2015.  The increase was primarily due to the release of treasury stock in conjunction with the exercise of stock options, net income and the net impact of the amortization of stock based compensation plans, partially offset by dividends and the market value adjustments for securities available for sale and derivatives.  Dividends paid over the nine month period include three regular dividends, totaling $0.525 per share, as well as a $0.50 per share special dividend.  During the nine months ended March 31, 2016, 100,978 shares of stock were repurchased at a total cost of $1.6 million and an average cost of $15.77 per share.  Based on our March 31, 2016 closing price of $16.97 per share, the Company stock was trading at 144.7% of book value.

Average Balance Sheet for the Three and Nine months ended March 31, 2016 and 2015

The following tables present certain information regarding Oritani Financial Corp.'s financial condition and net interest income for the three and nine months ended March 31, 2016 and 2015.  The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  We derived average balances from daily balances over the periods indicated.  Interest income includes fees that we consider adjustments to yields, including prepayment penalties.

	Average Balance Sheet and Yield/Rate Information For the Three Months Ended (unaudited)
	March 31, 2016			March 31, 2015
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$2,923,374	$31,061	4.25%	$2,664,046	$30,772	4.62%
Federal Home Loan Bank Stock	35,317	401	4.54%	42,790	499	4.66%
Securities available for sale	222,053	1,146	2.06%	303,621	1,509	1.99%
Securities held to maturity	156,053	738	1.89%	86,814	451	2.08%
Federal funds sold and short term investments	3,174	2	0.25%	3,176	2	0.25%
Total interest-earning assets	3,339,971	33,348	3.99%	3,100,447	33,233	4.29%
Non-interest-earning assets	179,556			184,409
Total assets	$3,519,527			$3,284,856
Interest-bearing liabilities:
Savings deposits	160,233	94	0.23%	160,234	94	0.23%
Money market	667,438	1,267	0.76%	510,126	660	0.52%
Checking accounts	453,202	417	0.37%	454,567	415	0.37%
Time deposits	924,317	2,850	1.23%	724,803	1,860	1.03%
Total deposits	2,205,190	4,628	0.84%	1,849,730	3,029	0.66%
Borrowings	707,474	3,569	2.02%	858,059	5,583	2.60%
Total interest-bearing liabilities	2,912,664	8,197	1.13%	2,707,789	8,612	1.27%
Non-interest-bearing liabilities	84,689			69,424
Total liabilities	2,997,353			2,777,213
Stockholders' equity	522,174			507,643
Total liabilities and stockholders' equity	$3,519,527			$3,284,856
Net interest income		$25,151			$24,621
Net interest rate spread (2)			2.86%			3.02%
Net interest-earning assets (3)	$427,307			$392,658
Net interest margin (4)			3.01%			3.18%
Average of interest-earning assets to interest-bearing liabilities			114.67%			114.50%

(1)	Average Outstanding Balance includes nonaccrual loans and interest earned includes prepayment income.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

	Average Balance Sheet and Yield/Rate Information For the Nine Months Ended (unaudited)
	March 31, 2016			March 31, 2015
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$2,831,404	$92,998	4.38%	2,597,496	$91,540	4.70%
Federal Home Loan Bank Stock	35,782	1,193	4.45%	44,944	1,475	4.38%
Securities available for sale	235,568	3,503	1.98%	333,874	4,980	1.99%
Securities held to maturity	134,718	1,972	1.95%	79,804	1,265	2.11%
Federal funds sold and short term investments	2,160	4	0.25%	2,604	5	0.25%
Total interest-earning assets	3,239,632	99,670	4.10%	3,058,722	99,265	4.33%
Non-interest-earning assets	182,471			175,722
Total assets	$3,422,103			$3,234,444
Interest-bearing liabilities:
Savings deposits	158,710	283	0.24%	160,431	286	0.24%
Money market	652,377	3,454	0.71%	464,233	1,742	0.50%
Checking accounts	445,890	1,231	0.37%	454,023	1,333	0.39%
Time deposits	848,378	7,778	1.22%	670,829	5,125	1.02%
Total deposits	2,105,355	12,746	0.81%	1,749,516	8,486	0.65%
Borrowings	709,244	12,330	2.32%	902,558	17,144	2.53%
Total interest-bearing liabilities	2,814,599	25,076	1.19%	2,652,074	25,630	1.29%
Non-interest-bearing liabilities	81,600			65,229
Total liabilities	2,896,199			2,717,303
Stockholders' equity	525,904			517,141
Total liabilities and stockholders' equity	$3,422,103			$3,234,444
Net interest income		$74,594			$73,635
Net interest rate spread (2)			2.91%			3.04%
Net interest-earning assets (3)	$425,033			$406,648
Net interest margin (4)			3.07%			3.21%
Average of interest-earning assets to interest-bearing liabilities			115.10%			115.33%

(1)	Average Outstanding Balance includes nonaccrual loans and interest earned includes prepayment income.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three months ended March 31, 2016 and 2015

Net Income.  Net income increased $356,000 to $11.3 million for the quarter ended March 31, 2016, from $11.0 million for the corresponding 2015 quarter.    Our annualized return on average assets was 1.29 % for the three months ended March 31, 2016, and 1.33 % for the three months ended March 31, 2015.

Interest Income. Total interest income increased $115,000 to $33.3 million for the three months ended March 31, 2016, from $33.2 million for the three months ended March 31, 2015.  The components of interest income for the three months ended March 31, 2016 and 2015, changed as follows:

	Three months ended March 31,				Increase / (decrease)
	2016		2015
	Interest Income	Yield	Interest Income	Yield	Interest Income	Average Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$31,061	4.25%	$30,772	4.62%	$289	$259,328	(0.37)%
Dividends on FHLB stock	401	4.54%	499	4.66%	(98)	(7,473)	(0.12)%
Interest on securities AFS	1,146	2.06%	1,509	1.99%	(363)	(81,568)	0.07%
Interest on securities HTM	738	1.89%	451	2.08%	287	69,239	(0.19)%
Interest on federal funds sold and short term investments	2	0.25%	2	0.25%	—	(2)	0.00%
Total interest income	$33,348	3.99%	$33,233	4.29%	$115	$239,524	(0.30)%

The Company's primary strategic business objective is the organic growth of multifamily and commercial real estate loans.  The average balance of the loan portfolio increased $259.3 million, or 9.7%, for the three months ended March 31, 2016 versus the comparable 2015 period.  On a linked quarter basis (March 31, 2016 versus December 31, 2015), the annualized growth rates of the portfolio were 15.8% and 14.6%, when measured based on average and period end balances, respectively.  Loan originations and purchases totaled $187.0 million and $25.1 million, respectively, for the three months ended March 31, 2016.  See additional information under "Comparison of Financial Condition at March 31, 2016 and June 30, 2015 – Net Loans."

The yield on the loan portfolio decreased 37 basis points for the quarter ended March 31, 2016 versus the comparable 2015 period.  A portion of the decrease in yield is due to the impact of decreased prepayment penalties.  Absent prepayment penalties, the yield on the loan portfolio decreased 32 basis points over the periods.  Prepayment penalties totaled $997,000 for the quarter ended March 31, 2016 versus $1.3 million for the quarter ended March 31, 2015.  Prepayment penalties increased annualized loan yield by 14 basis points in the 2016 period versus 19 basis points in the 2015 period.  On a linked quarter basis, absent prepayment penalties, the yield on the loan portfolio decreased 10 basis points.  Prepayment penalties totaled $1.6 million for the quarter ended December 31, 2015.  The decreases continue a trend of decreased yield on loans and was primarily attributable to the impact of current market rates on new originations as well as refinancings, prepayments and repricings.  Competition for multifamily and commercial real estate loan originations remains elevated and the spread to alternative costs of funds remains lower than historical levels.  The market rates on new originations are below the average yield of the loan portfolio.  The vast majority of our multifamily and commercial real estate loan originations reprice in five years or less.  This discipline offers greater interest rate risk protection but provides lower yields than loans with longer fixed rate terms.  Total principal repayments of loans totaled $106.7 million for the quarter ended March 31, 2016 versus $112.4 million for the quarter ended December 31, 2015.  In addition to the prepayment penalty income frequently realized in conjunction with principal repayments, deferred fee income is also generally realized in conjunction with such repayments.  This income represents, primarily, origination fees that are recognized over the life of the loan.  Deferred fee amortization is accelerated and recognized as interest income when a loan is paid in full.   Prior period earnings included higher levels of principal repayments and deferred fee amortization, which positively impacted the yield on loans in those periods.  While principal repayments decreased marginally during the quarter ended March 31, 2016, the deferred fee earnings associated with these payments decreased to a greater extent as the loans that prepaid during the quarter ended December 31, 2015 had a higher level of remaining deferred fees.

The average balance of securities available for sale decreased $81.6 million for the three months ended March 31, 2016 versus the comparable 2015 period, while the average balance of securities held to maturity increased $69.2 million over the same period.  The Company has been classifying the majority of new purchases as held to maturity and $38.4 million of securities available for sale were sold over the preceding 12 months.  The overall level of securities was slightly reduced due to loan growth and the low rates of return available on investments.

Interest Expense.  Total interest expense decreased $415,000 to $8.2 million for the three months ended March 31, 2016, from $8.6 million for the three months ended March 31, 2015.  The components of interest expense for the three months ended March 31, 2016 and 2015, changed as follows:

	Three months ended March 31,				Increase / (decrease)
	2016		2015			Average
	Interest Expense	Cost	Interest Expense	Cost	Interest Expense	Balance	Cost
	(Dollars in thousands)
Savings deposits	$94	0.23%	$94	0.23%	$—	$(1)	0.00%
Money market	1,267	0.76%	660	0.52%	607	157,312	0.24%
Checking accounts	417	0.37%	415	0.37%	2	(1,365)	0.00%
Time deposits	2,850	1.23%	1,860	1.03%	990	199,514	0.20%
Total deposits	4,628	0.84%	3,029	0.66%	1,599	355,460	0.18%
Borrowings	3,569	2.02%	5,583	2.60%	(2,014)	(150,585)	(0.58)%
	$8,197	1.13%	$8,612	1.27%	$(415)	$204,875	(0.14)%

Strong deposit growth remains a priority for the Company.  As detailed above, the average balance of deposits increased $355.5 million for the quarter ended March 31, 2016 versus the comparable 2015 period, representing growth of 19.2%.  On a linked quarter comparison basis, the average balance of deposits increased $89.8 million, representing annualized growth of 17.0%.  A portion of the growth was due to brokered deposits.  However, absent the impact of brokered funds, the average balance of non-brokered deposits increased $267.9 million (growth rate of 16.6%) and $57.2 million (annualized growth rate of 12.5%) versus the quarters ended March 31, 2015, and December 31, 2015, respectively.  The overall cost of deposits increased 18 basis points for the quarter ended March 31, 2016 versus the comparable 2015 period.  The increased cost is primarily due to the costs of certain interest rate swaps that are now being reflected as interest expense on money market accounts.  The situation occurred as result of a balance sheet restructure that is discussed in detail in the Company's Form 10-Q for the quarterly period ended December 31, 2015.  On a linked quarter basis, deposit costs were flat.

As detailed in table above, the average balance of borrowings decreased $150.6 million for the three months ended March 31, 2016 versus the comparable 2015 period, while the cost decreased 58 basis points.  The average balance of borrowings decreased due to an increase in the average balance of deposits as well as the impact of the balance sheet restructure, which is discussed in detail in the Company's Form 10-Q for the quarterly period ended December 31, 2015.  The cost of borrowings was also affected by the balance sheet restructure.  On a linked quarter basis, the average balance increased $38.5 million and the cost of borrowings decreased 14 basis points.

Net Interest Income Before Provision for Loan Losses.  Net interest income increased by $530,000 to $25.2 million for the three months ended March 31, 2016, from $24.6 million for the three months ended March 31, 2015  The Company's net interest income, spread and margin over the period are detailed in the chart below.

	Including Prepayment Penalties			Excluding Prepayment Penalties*
For the Three Months Ended	Net Interest Income Before Provision	Spread	Margin	Net Interest Income Before Provision	Spread	Margin
	(Dollars in thousands)
March 31, 2016	$25,151	2.86%	3.01%	$24,154	2.74%	2.89%
December 31, 2015	25,294	2.99%	3.14%	23,744	2.79%	2.95%
September 30, 2015	24,149	2.89%	3.05%	22,567	2.69%	2.85%
June 30, 2015	23,921	2.89%	3.05%	23,091	2.78%	2.95%
March 31, 2015	24,621	3.02%	3.18%	23,363	2.86%	3.01%
* Prepayment penalties on loans are excluded.

The Company's spread and margin have been significantly impacted by prepayment penalties.  Due to this situation, the chart above details results with and without the impact of prepayment penalties.  While prepayment penalty income is expected to continue, significant fluctuations in the level of prepayment income are also expected.  As discussed in "Total Interest Income," the decreased level of prepayments in the quarter ended March 31, 2016 also impacted the "Excluding Prepayment Penalties" result as the level of realized deferred fees, a yield enhancement, also decreased.

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

The Company's net interest income and net interest rate spread were both negatively impacted in all periods due to the reversal of accrued interest income on loans delinquent more than 90 days.  The total of such income reversed was $120,000 and $174,000 for the three months ended March 31, 2016 and 2015, respectively.

Provision for Loan Losses. The Company recorded no provision for loan losses for both the three months ended March 31, 2016 and the three months ended March 31, 2015.  A rollforward of the allowance for loan losses for the three months ended March 31, 2016 and 2015 is presented below:

	Three months ended March 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$30,635	$31,266
Provisions charged to operations	—	—
Recoveries of loans previously charged off	5	—
Loans charged off	(692)	(377)
Balance at end of period	$29,948	$30,889
Allowance for loan losses to total loans	0.98%	1.12%
Net charge-offs (annualized) to average loans outstanding	0.09%	0.06%

Delinquency and nonaccrual trends, changes in loan risk ratings, loan growth, charge-offs and economic and business conditions continue to have a meaningful impact on the determination of the level of provision for loan losses.  See additional information regarding the allowance for loan losses in Note 6 of the consolidated financial statements and "Comparison of Financial Condition at March 31, 2016 and June 30, 2015-Net Loans."

Other Income. Other income decreased $939,000 to $3.2 million for the three months ended March 31, 2016, from $4.1 million for the three months ended March 31, 2015.   The results for both periods were somewhat elevated as the Company continued its previously announced intention as to the strategic disposition of its investments in real estate joint ventures and real estate held for investment portfolios.  The pretax gain realized on such dispositions for each of the quarterly periods was $2.0 million.  See additional information under "Comparison of Financial Condition at March 31, 2016 and June 30, 2015-Investments in real estate joint ventures, net and real estate held for investment," regarding the sales of investments in real estate joint ventures and real estate held for investment.  Also, in the 2015 period, the Company sold $19.9 million of securities available for sale and realized a pretax gain of $770,000 on the transaction.  Net income from investments in real estate joint ventures increased by $147,000 for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, the increase is primarily due to a nonrecurring adjustment that decreased income in the 2015 period at one commercial property.  Income from real estate operations, net decreased by $250,000 for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.  Earnings from these two categories are expected to decrease as the Company continues to dispose of such properties.

Other Expenses. Other expenses decreased $1.2 million to $10.4 million for the three months ended March 31, 2016, from $11.6 million for the three months ended March 31, 2015.  The Company incurred an $806,000 prepayment penalty in connection with the prepayment of a FHLB advance in the 2015 period.  There was no similar expense for the three months ended March 31, 2016.  In addition, there was an increase of $255,000 in compensation, payroll taxes and fringe benefits which was offset by a decrease of $343,000 in real estate owned operations and a $265,000 decrease in other expenses.  The increase in compensation, payroll taxes and fringe benefits was predominantly due to increases in direct compensation, primarily due to additional staffing and salary adjustments.  The decrease in real estate owned operations was principally due to a valuation adjustment in the 2015 period on a property being marketed for sale that had attracted little potential purchaser interest.  The decrease in other expenses was primarily due to decreased costs associated with problem loans and collection efforts.

Income Tax Expense.  Income tax expense for the three months ended March 31, 2016 was $6.7 million on pre-tax income of $18.0 million, resulting in an effective tax rate of 37.1%.  Income tax expense for the three months ended March 31, 2015 was $6.2 million on pre-tax income of $17.2 million, resulting in an effective tax rate of 36.2%.   The increased effective tax rate in 2016 versus 2015 is attributable to increased taxable income generated by the sales of investments in real estate joint ventures and real estate held for investment during the 2016 period.

Comparison of Operating Results for the Nine months ended March 31, 2016 and 2015

Net Income.  Net income increased $8.2 million to $39.3 million for the nine months ended March 31, 2016, from $31.2 million for the corresponding 2015 period.  The primary cause of the increase in the nine month period was profits on the sale of investments in real estate joint ventures, partially offset by prepayment fees on the prepayment of FHLB advances.  Our annualized return on average assets was 1.53 % for the nine months ended March 31, 2016, and 1.28 % for the nine months ended March 31, 2015.

Interest Income. Total interest income increased $405,000 to $99.7 million for the nine months ended March 31, 2016, from $99.3 million for the nine months ended March 31, 2015.  The components of interest income for the nine months ended March 31, 2016 and 2015, changed as follows:

	Nine months ended March 31,				Increase / (decrease)
	2016		2015
	Interest Income	Yield	Interest Income	Yield	Interest Income	Average Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$92,998	4.38%	$91,540	4.70%	$1,458	$233,908	(0.32)%
Dividends on FHLB stock	1,193	4.45%	1,475	4.38%	(282)	(9,162)	0.07%
Interest on securities AFS	3,503	1.98%	4,980	1.99%	(1,477)	(98,306)	(0.01)%
Interest on securities HTM	1,972	1.95%	1,265	2.11%	707	54,914	(0.16)%
Interest on federal funds sold and short term investments	4	0.25%	5	0.25%	(1)	(444)	0.00%
	$99,670	4.10%	$99,265	4.33%	$405	$180,910	(0.23)%

The explanations provided in "Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015, Interest Income" regarding changes for the three month period comparison are also applicable to the nine month period comparison.  Prepayment penalties totaled $4.1 million for the nine months ended March 31, 2016 versus $4.4 million for the nine months ended March 31, 2015.   Prepayment penalties boosted annualized loan yield by 20 basis points in the 2016 period versus 23 basis points in the 2015 period.

Interest Expense. Total interest expense decreased $554,000 to $25.1 million for the nine months ended March 31, 2016, from $25.6 million for the nine months ended March 31, 2015.  The components of interest expense for the nine months ended March 31, 2016 and March 31, 2015, changed as follows:

	Nine months ended March 31,				Increase / (decrease)
	2016		2015			Average
	Interest Expense	Cost	Interest Expense	Cost	Interest Expense	Balance	Cost
	(Dollars in thousands)
Savings deposits	$283	0.24%	$286	0.24%	$(3)	$(1,721)	0.00%
Money market	3,454	0.71%	1,742	0.50%	1,712	188,144	0.21%
Checking accounts	1,231	0.37%	1,333	0.39%	(102)	(8,133)	(0.02)%
Time deposits	7,778	1.22%	5,125	1.02%	2,653	177,549	0.20%
Total deposits	12,746	0.81%	8,486	0.65%	4,260	355,839	0.16%
Borrowings	12,330	2.32%	17,144	2.53%	(4,814)	(193,314)	(0.21)%
	$25,076	1.19%	$25,630	1.29%	$(554)	$162,525	(0.10)%

The explanations provided in "Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015, Interest Expense" for the three month period comparison regarding deposits and borrowings are also applicable to the nine month period comparison, however, the impact of the balance sheet restructure is mitigated due to the longer time period that is being measured.

Net Interest Income Before Provision for Loan Losses.  Net interest income increased by $959,000 to $74.6 million for the nine months ended March 31, 2016, from $73.6 million for the nine months ended March 31, 2015.     The Company's net interest rate spread and margin decreased to 2.91% and 3.07% for the nine months ended March 31, 2016, from 3.04% and 3.21% for the nine months ended March 31, 2015, respectively.   The factors described in "Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015, Net Interest Income Before Provision for Loan Losses" also impacted the nine month periods.  The Company's net interest income and net interest rate spread were negatively impacted in both periods due to the reversal of accrued interest income on loans delinquent more than 90 days.  The Company's net interest income was reduced $419,000 and $702,000 for the nine months ended March 31, 2016 and 2015, respectively, due to the impact of nonaccrual loans.

Provision for Loan Losses. The Company recorded no provisions for loan losses for the nine months ended March 31, 2016 as compared to $200,000 for the nine months ended March 31, 2015.  A rollforward of the allowance for loan losses for the nine months ended March 31, 2016 and 2015 is presented below:

	Nine months ended March 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$30,889	$31,401
Provisions charged to operations	—	200
Recoveries of loans previously charged off	6	1
Loans charged off	(947)	(713)
Balance at end of period	$29,948	$30,889
Allowance for loan losses to total loans	0.98%	1.12%
Net charge-offs (annualized) to average loans outstanding	0.04%	0.04%

See discussion of the allowance for loan losses in "Comparison of Financial Condition at March 31, 2016 and June 30, 2015-Net Loans" and footnote 6 of the consolidated financial statements.

Other Income. Other income increased $28.7 million to $36.7 million for the nine months ended March 31, 2016 from $7.9 million for the nine months ended March 31, 2015.   While the nine month period was also impacted by the factors described in "Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015, Other Income", the magnitude of the net gain on sales of investments in real estate joint ventures and real estate held for investment was much greater.  Such sales realized a pretax gain of $31.5 million for the nine months ended March 31, 2016 versus $2.0 million for the comparable 2015 period.

Other Expenses.  Other expenses increased $15.1 million to $48.0 million for the nine months ended March 31, 2016, from $32.9 million for the nine months ended March 31, 2015.  The increase was primarily due to $13.9 million of prepayment fees incurred in connection with the prepayment of various FHLB advances in the 2016 period, versus $806,000 in the 2015 period.  The 2016 fees were incurred in conjunction with a balance sheet restructure, which is discussed in detail in the Company's Form 10-Q for the quarterly period ended December 31, 2015.  Compensation, payroll taxes and fringe benefits increased $3.1 million to $25.3 million for the nine months ended March 31, 2016, from $22.3 million for the nine months ended March 31, 2015.  In addition to the factors described in "Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015, Other Expenses" which are also applicable to the nine month period, there was an increase in ESOP expense.  The increase in ESOP expense was due to the impact of the special dividend and an increase in the cost for the plan which is based on the average stock price of the Company for the period.   Real estate owned operations decreased $1.1 million to $356,000 for the nine months ended March 31, 2016, from $1.5 million for the nine months ended March 31, 2015.  In addition to the factor described in "Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015, Other Expenses", a $900,000 valuation adjustment was recognized on a REO property in the December 2014 quarter.

Income Tax Expense. Income tax expense for the nine months ended March 31, 2016, was $23.9 million, due to pre-tax income of $63.2 million, resulting in an effective tax rate of 37.8%.  For the nine months ended March 31, 2015, income tax expense was $17.3 million, due to pre-tax income of $48.4 million, resulting in an effective tax rate of 35.6%.  The factor described in "Comparison of Operating Results for the Three Months Ended March 31, 2016 and 2015 - Income Tax Expense" regarding the increased effective tax rate is also applicable to the nine month period.

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

At March 31, 2016 and June 30, 2015, the Company had $191.0 million and $160.0 million in overnight borrowings from the FHLB, respectively.  The Company had total borrowings of $762.5 million at March 31, 2016 and $796.4 million at June 30, 2015.  The Company's total borrowings at March 31, 2016 include $571.5 million in longer term borrowings, $522.6 million with the FHLB and $48.9 million with other financial institutions.  In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans.  At March 31, 2016, outstanding commitments to originate loans totaled $49.7 million and outstanding commitments to extend credit totaled $20.0 million.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $632.5 million at March 31, 2016.  Based upon historical experience, management estimates that a large portion of such deposits will remain with the Company.  The portion that remains will be significantly impacted by the renewal rates offered by the Company.

In July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes.  The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets.  The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%.  The final rule became effective January 1, 2015, subject to a transition period for various components of the rule that require full compliance for the Company by January 1, 2019, including a capital conservation buffer of 2.5% of risk-weighted assets for which the transitional period begins at 0.625% on January 1, 2016, and will increase to 1.25% on January 1, 2017, 1.875% on January 1, 2018 and 2.50% on January 1, 2019.  The final capital rules impose restrictions on capital distributions and certain discretionary bonus payments if the minimum capital conservation buffer is not met.

As of March 31, 2016 and June 30, 2015, the Company and Bank exceeded all regulatory capital requirements, including the currently applicable capital conservation buffer of 0.625%, as follows:

	March 31, 2016
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Common Equity Tier 1 (CET1) (to risk-weighted assets)	$536,050	17.01%	$141,837	4.500%
Tier 1capital (to risk-weighted assets)	536,050	17.01%	189,116	6.000%
Total capital (to risk-weighted assets)	565,998	17.96%	252,154	8.000%
Tier 1 leverage capital (to average assets)	536,050	15.23%	140,781	4.000%
Capital Conservation Buffer	233,491	7.43%	19,631	0.625%

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Common Equity Tier 1 (CET1) (to risk-weighted assets)	$454,910	14.48%	$141,346	4.500%
Tier 1 capital (to risk-weighted assets)	454,910	14.48%	188,461	6.000%
Total capital (to risk-weighted assets)	484,772	15.43%	251,281	8.000%
Tier 1 leverage capital (to average assets)	454,910	13.02%	139,710	4.000%
Capital Conservation Buffer	313,844	9.96%	19,700	0.625%

	June 30, 2015
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Common Equity Tier 1 (CET1) (to risk-weighted assets)	$519,518	17.79%	$131,428	4.50%
Tier 1 capital (to risk-weighted assets)	519,518	17.79%	175,238	6.00%
Total capital (to risk-weighted assets)	550,408	18.85%	233,651	8.00%
Tier 1 leverage capital (to average assets)	519,518	15.67%	132,641	4.00%

	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank:
Common Equity Tier 1 (CET1) (to risk-weighted assets)	$441,531	15.31%	$129,811	4.50%
Tier 1 capital (to risk-weighted assets)	441,531	15.31%	173,082	6.00%
Total capital (to risk-weighted assets)	472,151	16.37%	230,776	8.00%
Tier 1 leverage capital (to average assets)	441,531	13.47%	131,105	4.00%

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
(iii)	obtaining general financing through FHLB advances with a fixed long term; and
(iv)	utilizing interest rate swaps or other derivative instruments

Loan Portfolio by Reprice/Maturity Date
At March 31, 2016
(Dollars in thousands)

Repricing or Maturing Within:	Amount	Weighted Average Rate	% of Total Loans	Cumulative % of Total Loans
1 Year or less	$293,521	3.78%	9.60%	9.60%
1 - 3 years	931,467	3.70%	30.48%	40.08%
3 - 5 years	961,535	3.85%	31.46%	71.54%
5 - 7 years	343,507	3.91%	11.24%	82.78%
7 to 10 years	186,120	4.40%	6.09%	88.87%
Greater than 10 years	340,060	4.83%	11.13%	100.00%
Total	$3,056,210	3.95%	100.00%

 At March 31, 2016 40.08 % of the loan portfolio matured or repriced in 3 years or less, and 71.54% matured or repriced in 5 years or less.

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

The table below sets forth, as of March 31, 2016, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) basis points
	(Dollars in thousands)
+200	$507,685	$(79,062)	(13.5)%	14.6%	(148)
+100	548,727	(38,020)	(6.5)%	15.4%	(65)
—	586,747	—	0.0%	16.0%	—
(100)	659,180	72,433	12.3%	17.4%	140

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at March 31, 2016, in the event of a 100 basis point decrease in interest rates, we would experience an 12.3% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 13.5% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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

ORITANI FINANCIAL CORP.

Date:	May 09, 2016	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date:	May 09, 2016	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer