Form 10-K
period 2016-06-30
Oritani Financial Corp
filed 2016-09-13
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended         June 30, 2016
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ________.

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of September 13, 2016, there were 56,245,065 shares of the Registrant's common stock, par value $0.01 per share, issued and 45,188,139 shares outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2015, as reported by the Nasdaq Global Market, was approximately $623.7 million.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2016 Annual Meeting of Stockholders of the Registrant (Part III).

Oritani Financial Corp.
2016 Annual Report on Form 10-K

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

Oritani Financial Corp.

Oritani Financial Corp. is the stock holding company for Oritani Bank.  It is a Delaware corporation that was incorporated in March 2010.  The Company is the successor to Oritani Financial Corp. ("Oritani-Federal"), a federal corporation and former stock holding company of Oritani Bank.  In conjunction with the second step transaction of Oritani Financial Corp., MHC, the former mutual holding company parent of Oritani-Federal, Oritani-Federal ceased to exist and the Company became its successor.  The second step transaction was completed on June 24, 2010 and accounted for as capital raised by entities under common control.  The Company sold a total of 41,363,214 shares of common stock at $10.00 per share in the related stock offering.  Concurrent with the completion of the offering, shares of Oritani-Federal common stock owned by public stockholders were exchanged for 1.50 shares of the Company's common stock.  In lieu of fractional shares, shareholders were paid in cash.  The Company also issued 481,546 shares of common stock for the accelerated vesting of restricted stock awards triggered by the conversion.  As a result of the offering, the exchange, and shares issued due to the accelerated vesting, as of June 30, 2010, the Company had 56,202,485 shares outstanding.  Net proceeds from the offering were $401.8 million.

Oritani Financial Corp. owns 100% of the outstanding shares of common stock of Oritani Bank. Oritani Financial Corp. primarily engages in the business of holding the common stock of Oritani Bank as well as two limited liability companies that own a variety of real estate investments. Oritani Financial Corp.'s executive office is located at 370 Pascack Road, in the Township of Washington, New Jersey 07676, and its telephone number is (201) 664-5400. Oritani Financial Corp. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System ("FRB"). At June 30, 2016, Oritani Financial Corp. had consolidated assets of $3.67 billion, consolidated deposits of $2.26 billion and consolidated stockholders' equity of $535.2 million. Its consolidated net income for the fiscal year ended June 30, 2016 was $52.3 million.

Oritani Financial Corp.'s website (www.oritani.com) contains a link to the Company's filings with the Securities and Exchange Commission including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings, if any.  These filings are available, free of charge, as soon as practicable after they are filed with the Securities and Exchange Commission and can be found under the 'Investor Relations' heading.  Oritani-Federal filings can also be found here.  Information on the website should not be considered a part of this report.

Oritani Bank

General

Oritani Bank is a New Jersey-chartered savings bank headquartered in the Township of Washington, New Jersey. Oritani Bank was originally founded in 1911, as a New Jersey building and loan association. Over the years, Oritani Bank has expanded through internal growth as well as through a series of business combinations. Oritani Bank conducts business from its corporate office located at 370 Pascack Road, in the Township of Washington, New Jersey, lending offices in New York City and Cherry Hill, New Jersey. and its 25 branch offices located in the New Jersey Counties of Bergen, Hudson, Essex and Passaic. The telephone number at its corporate office is (201) 664-5400. At June 30, 2016, Oritani Bank's assets totaled $3.67 billion and our deposits totaled $2.26 billion.

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

Market Area

From our headquarters in the Township of Washington, New Jersey, we operate 26 full service branches, including our corporate office. We operate branches in four counties of New Jersey: Bergen, Hudson, Essex and Passaic.  The majority of our branches (seventeen) and deposits are located in Bergen County.  In addition, we operate five branches in Hudson County, one branch in Essex County and two branches in Passaic County.  Our residential lending area generally encompasses northern New Jersey.  Our market area for commercial lending, including residential CRE, is broader, generally including the state of New Jersey, eastern Pennsylvania, southern New York, New York City, Long Island and parts of Connecticut, Virginia, Delaware and Maryland.

In terms of population, Bergen County ranks as the largest county in New Jersey (out of 21 counties) while Hudson County ranks fourth, Essex County ranks third and Passaic County ranks ninth. The economy in our primary market area has benefited from being varied and diverse. It is largely urban and suburban with a broad economic base. As one of the wealthiest states in the nation, New Jersey, with an estimated population of 9.0 million, is considered one of the most attractive banking markets in the United States. As of June 2016, the unemployment rate for New Jersey was 5.1%, which was higher than the national rate of 4.9%, with a total of 4.6 million New Jersey residents employed as of June 2016. Bergen County is considered part of the New York metropolitan area. Its county seat is Hackensack. Bergen County ranks 47th among the highest-income counties in the United States in 2014 in terms of per-capita income.

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

Competition

We face intense competition within our market area both in making loans and attracting deposits. Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. As of June 30, 2015, the latest date for which statistics are available, our market share of deposits was approximately 3.6% in Bergen County and less than 1.0% in each of Essex, Hudson, and Passaic Counties.

Our competition for loans and deposits comes principally from locally owned and out-of-state commercial banks, savings institutions, mortgage banking firms, insurance companies, the Federal Home Loan Mortgage Corporation ("FHLMC"), the Federal National Mortgage Association ("FNMA") and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our role as a community bank.

Lending Activities

Our principal lending activity is the origination of residential commercial real estate loans and commercial real estate loans as well as residential real estate mortgage loans and home equity loans.  Our residential commercial real estate portfolio consists primarily of mortgage loans secured by apartment buildings.  Our commercial real estate portfolio consist primarily of mortgage loans secured by retail anchor shopping centers, commercial offices, retail space, warehouses, and mixed-use buildings.  Our residential real estate portfolio consists of one to four family residential real property and home equity loans.  The residential commercial real estate and commercial real estate portfolios represented $2.94 billion, or 92.8%, of our total loan portfolio at June 30, 2016.  One to four family residential real estate mortgage loans represented $223.7 million, or 7.1%, of our total loan portfolio at June 30, 2016.  As market rates for residential loans have decreased, Oritani Bank's rates for these products have been less than competitive.  Consequently, residential loan balances have been relatively flat or decreasing throughout the last four fiscal years.  At June 30, 2016, construction and land loans totaled $4.8 million, or 0.2%, of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the date  indicated.

	June 30,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential	$223,701	7.1%	$186,342	6.7%	$158,180	6.2%	$151,372	6.5%	$168,745	8.3%
Residential CRE	1,596,876	50.3	1,229,816	43.9	998,439	39.3	996,168	43.1	757,597	37.3
Credit/Grocery Retail CRE	457,058	14.4	481,216	17.2	624,705	24.5	364,741	15.7	298,907	14.7
Other CRE	887,443	28.0	894,016	32.0	729,071	28.6	760,336	32.8	757,615	37.3
Construction and land loans	4,810	0.2	6,132	0.2	34,951	1.4	44,537	1.9	48,887	2.4
Total loans	3,169,888	100.0%	2,797,522	100.0%	2,545,346	100.0%	2,317,154	100.0%	2,031,751	100.0%
Other items:
Net deferred loan origination fees	7,980		10,421		10,051		9,991		7,747
Allowance for loan losses	29,951		30,889		31,401		31,381		31,187
Total loans, net	$3,131,957		$2,756,212		$2,503,894		$2,275,782		$1,992,817

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2016. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	Residential		Residential CRE		Credit/Grocery Retail CRE		Other CRE		Construction and Land Loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due During the Years Ended June 30,	(Dollars in thousands)
2017	$17,407	5.25%	$5,887	4.46%	$3,187	6.25%	$21,823	4.91%	$731	4.85%	$49,035	5.06%
2018 to 2019	5,868	4.32	27,327	4.03	16,313	3.89	70,783	4.96	3,773	4.25	124,064	4.56
2020 to 2021	2,932	4.63	58,522	3.99	54,635	3.53	88,840	4.82	—	—	204,929	4.24
2022 to 2026	10,120	4.32	1,145,664	3.61	316,836	3.72	508,541	4.04	—	—	1,981,161	3.74
2027 to 2031	28,883	3.66	242,498	3.34	30,422	4.51	154,910	4.61	—	—	456,713	3.87
2032 and beyond	158,491	4.01	116,978	4.24	35,665	5.04	42,546	4.57	306	5.75	353,986	4.26
Total	$223,701	4.09%	$1,596,876	3.64%	$457,058	3.88%	$887,443	4.34%	$4,810	4.44%	$3,169,888	3.90%

The following table sets forth, at June 30, 2016, the dollar amount of all fixed- and adjustable-rate loans that are contractually due after June 30, 2017.

	2017
	Fixed	Adjustable	Total
	(In thousands)
Residential	$171,499	$34,795	$$206,294
Residential CRE	200,185	1,390,804	1,590,989
Credit/Grocery Retail CRE	131,542	322,329	453,871
Other CRE	238,569	627,051	865,620
Construction and land loans	306	3,773	4,079
Total loans	$742,101	$2,378,752	$3,120,853

Loans:

Residential Loans. We originate one to four family residential mortgage loans, substantially all of which are secured by properties located in our primary market area.  At June 30, 2016, $223.7 million, or 7.1% of our loan portfolio, consisted of one to four family residential mortgage loans and home equity loans.  We generally retain for our portfolio substantially all of the loans that we originate.  Residential mortgage loan originations are generally obtained from existing or past customers, through advertising, and through referrals from local builders, real estate brokers, and attorneys and are underwritten pursuant to Oritani Bank's policies and standards.  The Company maintains a program where a fee is paid to a broker for a loan referral that results in an origination or a purchase of a recently closed loan.  Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%.  We generally will not make loans with a loan-to-value ratio in excess of 90%.  Fixed rate mortgage loans are originated for terms of up to 30 years.  Generally, fixed rate residential mortgage loans are underwritten according to Freddie Mac guidelines, policies and procedures, with a maximum origination amount of $2.0 million.  Oritani Bank's residential underwriting satisfies the "qualified mortgages" regulations issued by the Consumer Financial Protection Bureau.  Oritani Bank will not originate non-qualified mortgage loans.  We do not originate or purchase, and our loan portfolio does not include, any sub-prime loans.

We also offer adjustable rate mortgage loans for one to four family properties, with an interest rate based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one-year, which adjust either annually or every three years from the outset of the loan or which adjust annually after a five-, seven- or ten-year initial fixed rate period.  Originations of adjustable rate residential mortgage loans totaled $13.0 million and $9.3 million for the fiscal years ended June 30, 2016 and 2015, respectively.  Our adjustable rate residential mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate.  Our adjustable rate residential mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the Bank's risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower.  At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates.  Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates.  At June 30, 2016, $34.8 million, or 15.5%, of our residential mortgage loans had adjustable rates of interest.

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

We also offer second mortgage loans and home equity lines of credit, which are included in the residential mortgage loan portfolio.  These mortgage loans are secured by one to four family residences, substantially all of which are located in our primary market area.  At June 30, 2016, second mortgage and equity loans totaled $8.8 million, or 0.28% of total loans.  Additionally, at June 30, 2016, the unadvanced amounts of home equity lines of credit totaled $5.5 million.  The underwriting standards utilized for second mortgage loans and equity lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan.  The combined (first and second mortgage liens) loan-to-value ratio for second mortgage loans and home equity lines of credit is generally limited to 70%.  Second mortgage loans are offered with fixed and adjustable rates of interest and with terms of up to 30 years.  Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal.

Second mortgage loans and equity loans entail greater risk than do residential mortgage loans, particularly if they are secured by an asset that has a superior security interest.  In addition, equity loan collections depend on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Commercial Real Estate ("CRE") Loans. We originate residential and non-residential commercial real estate mortgage loans.  At June 30, 2016, $2.94 billion, or 92.8% of our loan portfolio, consisted of commercial real estate loans.  Our residential CRE mortgage loans, $1.60 billion or  50.3% of our loan portfolio, are primarily permanent loans secured by apartment buildings and mobile home parks.  The non-residential CRE mortgage portfolio consists of credit/grocery retail CRE and other CRE.  Our credit/grocery retail CRE mortgage loans, $457.1 million or 14.4% of our loan portfolio, are primarily permanent mortgage loans secured by grocery or credit anchor tenants at multi-store, or stand alone, facilities.  Our other CRE mortgage loans, $887.4 million or 28.0% of our loan portfolio, are primarily permanent loans secured by improved property such as retail multi-stores without a credit anchor, mixed-use properties, self-storage facilities, commercial warehouses, and office buildings.  The typical CRE mortgage loan has a fixed rate of interest for the first three or five years, after which the loan reprices to a market index plus a spread, with a floor of the original rate. The fixed rate period is occasionally extended to as much as ten years.  These loans typically amortize over 30 years though we will often require shorter amortization. We also offer such loans on a self-amortizing basis with fixed rate terms up to 20 years.  References to commercial real estate loans below refer to residential and non-residential commercial real estate.

The terms and conditions of each CRE loan are tailored to the needs of the borrower and based on the financial strength of the project and any guarantors.  In reaching a decision on whether to make a commercial real estate loan, we consider the net operating income of the property, the borrower's expertise and credit history, risks inherent in the property's tenants, the global cash flows of the borrower, the value of the underlying property and other factors.  Loan to value ratios are a very important consideration.  Depending on the collateral type, our lending policies allow commercial real estate loan originations in an amount up to 80% of the appraised value or the purchase price of the property, whichever is less.  However, our maximum loan to value ratio is generally 75% on purchase  transactions and 70% on refinance transactions.  Other factors we consider, with respect to commercial real estate rental properties, include the term of the lease(s) and the quality of the tenant(s).  We generally require that the properties securing these real estate loans have debt service coverage ratios (the ratio of earnings before debt service to debt service) of at least 1.25 times.  Environmental reports are generally required for commercial real estate loans.  Commercial real estate loans made to corporations, partnerships and other business entities may require personal guarantees by the principals as warranted.  Property inspections are conducted, for most CRE loans, no less than every three years, or more frequently as warranted.

For commercial real estate loans with balances greater than $2.0 million, a borrower's financial information is monitored on an ongoing basis by requiring periodic financial statement updates and payment history reviews.  We require commercial borrowers to provide annually updated financial statements and federal tax returns.  These requirements also apply to the individual principals of our commercial borrowers.  We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The largest residential CRE loan in our portfolio at June 30, 2016 was a $33.8 million loan secured by multi-tenant, mixed use buildings, located in Brooklyn, New York.  The largest credit/grocery retail CRE loan at June 30, 2016 was a $30.1 million loan secured by several freestanding pharmacy stores, located in Virginia, Pennsylvania and Connecticut.  The largest other CRE loan in our portfolio at June 30, 2016 was a $27.5 million loan secured by retail tenant properties, located in Bronx, New York.  All of these loans are performing in accordance with their terms.  Our largest commercial real estate relationship consisted of 44 properties primarily secured by bank branches, CVS, and  Walgreens stores, located mainly in our primary market area with a real estate investment manager.  The aggregate outstanding loan balance for this relationship, comprised of several legal entities, is $63.9 million at June 30, 2016, and these loans are all performing in accordance with their terms.

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

Construction Loans. We curtailed construction lending during fiscal 2009 due to market and economic conditions and now only originate such loans on an exception basis.  We originate construction loans for the development of one to four family residential properties located in our primary market area.  Residential construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences.  At June 30, 2016, construction and land loans totaled $4.8 million, or 0.2 % of total loans.

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

During the fiscal year ended June 30, 2016, loan originations totaled $710.1 million, all of which were retained by us.  Loan purchases totaled $98.8 million during fiscal 2016.  There were no loan purchases in 2015.  There were no loans originated and sold under the FHLB MPF program during fiscal 2016 or 2015.

We will also participate in loans, sometimes as the "lead lender."  When we are not the lead lender, the underwriting of the loan participations closely match our own underwriting criteria and procedures.  At June 30, 2016, we had $101.7 million in loan participation interests.

At June 30, 2016, we were servicing loans sold in the amount of $3.5 million.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

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

Loans are placed on non-accrual status when they are more than 90 days delinquent.  When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed.  Once the outstanding principal balance is brought current, income is recognized to the extent the loan is deemed fully collectible.  If the deficiencies causing the delinquency are resolved, such loans may be returned to accrual status once all arrearages are resolved and a period of satisfactory payment performance, usually six months.  See additional discussion regarding our non-performing assets at June 30, 2016 in "Management Discussion and Analysis."

Non-Performing Assets and Restructured Loans. The table below sets forth the amounts and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	At June 30,
	2016 (1)	2015 (2)	2014 (3)	2013 (4)	2012 (5)
Non-performing assets	(Dollars in thousands)
Non-accrual loans:
Residential	$931	$1,329	$5,350	$4,044	$4,847
Residential CRE	310	311	3,508	7,139	616
Other CRE	8,671	10,711	8,670	9,539	6,242
Construction and land loans	56	224	444	3,188	6,637
Total non-accrual loans	$9,968	$12,575	$17,972	$23,910	$18,342
Loans greater than 90 days delinquent and still accruing	$—	$—	$—	$—	$—
Total non-performing loans	$9,968	$12,575	$17,972	$23,910	$18,342
Real estate owned	487	4,059	3,850	1,742	2,740
Total non-performing assets	$10,455	$16,634	$21,822	$25,652	$21,082
Ratios:
Non-performing loans to total loans	0.31%	0.45%	0.71%	1.03%	0.90%
Non-performing assets to total assets	0.28%	0.50%	0.69%	0.91%	0.78%

Troubled Debt Restructurings
Non-performing TDRs (included in nonaccrual loans)
Residential	184	188	3,080	200	—
Residential CRE	310	311	501	468	—
Other CRE	3,703	2,710	4,386	1,087	—
Construction and land loans	56	224	—	—	6,636
Total Non-performing TDRs	$4,253	$3,433	$7,967	$1,755	$6,636
Performing TDRs
Residential	—	—	—	372	379
Other CRE	386	418	—	—	4,712
Construction and land loans	—	—	—	1,664	—
Total Performing TDRs	386	418	—	2,036	5,091
Total Troubled Debt Restructurings	$4,639	$3,851	$7,967	$3,791	$11,727

(1)	Included in nonaccrual loans are residential loans totaling $66,000, residential CRE loans totaling $310,000 and other commercial real estate loans totaling $7.0 million that were less than 30 days delinquent; and residential loans totaling $180,000 that were less than 90 days delinquent.

(2)	Included in nonaccrual loans are residential loans totaling $425,000 and other commercial real estate loans totaling $6.1 million that were less than 30 days delinquent, and residential loans totaling $16,000, residential CRE loans totaling $311,000 and other commercial real estate loans totaling $1.1 million that were less than 90 days delinquent.

(3)	Included in nonaccrual loans are residential loans totaling $3.0 million, residential CRE loans totaling $501,000, other commercial real estate loans totaling $4.1 million that were less than 30 days delinquent, and residential loans totaling $17,000 and other commercial real estate loans totaling $1.0 million that were less than 90 days delinquent.

(4)	Included in nonaccrual loans are residential loans totaling $217,000 and other commercial real estate loans totaling $1.5 million that were less than 30 days delinquent, and residential loans totaling $739,000 and other commercial real estate loans totaling $61,000 that were less than 90 days delinquent.

(5)	Included in nonaccrual loans are residential loans totaling $34,000 and construction loans totaling $1.7 million that were less than 30 days delinquent and residential loans totaling $7,000 that was less than 90 days delinquent.

As noted in the above table, there were nonaccrual loans of $10.0 million at June 30, 2016 and $12.6 million at June 30, 2015.  Additional interest income of $555,000 and $878,000 would have been recorded during the years ended June 30, 2016 and 2015, respectively, if the loans had performed in accordance with their original terms.  Interest income on these loans of $169,000 and $186,000 was included in net income for the years ended June 30, 2016 and 2015, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations- Comparison of Operating Results for the Years Ended June 30, 2016 and June 30, 2015, Provision for Loan Losses."

Delinquent Loans. The following table sets forth our loan delinquencies by type, amount and loan relationship at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2016
Residential	3	$531	5	$684	8	$1,215
Residential CRE	1	1,166	—	—	1	1,166
Other CRE	—	—	4	1,641	4	1,641
Construction and land loans	—	—	1	56	1	56
Total	4	$1,697	10	$2,381	14	$4,078
At June 30, 2015		—		—		—
Residential	3	$432	4	$888	7	$1,320
Residential CRE	1	311	—	—	1	311
Other CRE	—	—	3	3,569	3	3,569
Construction and land loans	—	—	1	224	1	224
Total	4	$743	8	$4,681	12	$5,424
At June 30, 2014		—		—		—
Residential	1	$214	6	$2,374	7	$2,588
Residential CRE	—	—	3	3,007	3	3,007
Other CRE	—	—	5	3,580	5	3,580
Construction and land loans	—	—	4	444	4	444
Total	1	$214	18	$9,405	19	$9,619
At June 30, 2013		—		—		—
Residential	6	$1,530	6	$3,088	12	$4,618
Residential CRE	1	203	3	7,139	4	7,342
Other CRE	5	1,710	7	7,963	12	9,673
Construction and land loans	—	—	1	3,188	1	3,188
Total	12	$3,443	17	$21,378	29	$24,821
At June 30, 2012
Residential	3	$1,729	12	$4,806	15	$6,535
Residential CRE	1	1,125	3	616	4	1,741
Other CRE	3	2,520	11	6,242	14	8,762
Construction and land loans	1	3,188	1	4,895	2	8,083
Total	8	$8,562	27	$16,559	35	$25,121

In addition to the delinquent loans listed above, we had loans that were delinquent 90 days or more past due as to principal.  Typically, such loans had passed their maturity date but continued making monthly payments, keeping their interest current, while negotiating external financing or an extension from the Company.  There were no loans delinquent 90 days or more past their maturity date at June 30, 2016, 2015 or 2014.  At June 30, 2013, and 2012, loans that were delinquent 90 days or more past their maturity date totaled $10.00 million and $6.5 million, respectively.

Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold.  When property is acquired it is recorded at the lower of cost or fair market value at the date of foreclosure, establishing a new cost basis.  Holding costs and declines in fair value result in charges to expense after acquisition.  The Company had real estate owned of $487,000 at June 30, 2016 and $4.1 million at June 30, 2015.  During the year ended June 30, 2016, Oritani Bank obtained title to one property securing a $405,000 non-performing loan.  The property was written down to $317,000 upon acquisition.  Declines in the fair value of some properties within the real estate owned portfolio prompted write-downs of $250,000  by June 30, 2016.  The Company sold seven properties with book value of $3.6 million during the year ended June 30, 2016.  Proceeds from the sale of real estate owned were $4.0 million, resulting in gross gains of $337,000 and gross losses of $9,000.

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

We are to establish general reserves, where appropriate, for our entire loan portfolio, including loans classified as doubtful, substandard or special mention.  General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When we classify problem assets as "loss," we are required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.  The Company utilizes the services of a third party loan review firm to help ensure that loans are properly classified.  They report to the Audit Committee quarterly and their scope is determined by the Audit Committee annually.  On an annual basis, the loan review firm reviews a significant portion of the existing portfolio over the course of the year, typically an aggregate of approximately 65% of the commercial real estate portfolios, including a sampling of both new and seasoned loans, a review of all "Regulation O" loans, construction loans with balances of $250,000 or more, and review of all criticized or classified CRE loans with balances of $250,000 or more.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and the New Jersey Department of Banking and Insurance ("NJDOBI") which can order the establishment of additional general or specific loss allowances.  Such examinations typically occur annually.  Our last examination by the FDIC was as of March 31, 2016 and by the NJDOBI as of December 31, 2014.

The following table shows the aggregate amounts of our classified assets, including non-performing loans, at the date indicated.

	Classified Assets At
	June 30, 2016		June 30, 2015		June 30, 2014
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Substandard assets:
Residential	9	$4,377	9	$4,921	9	$5,350
Residential CRE	1	310	3	5,690	5	3,508
Other CRE	21	19,866	20	19,885	28	53,998
Construction and land loans	1	56	1	224	4	444
Total	32	$24,609	33	$30,720	46	$63,300

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations.  Not all classified assets constitute non-performing assets.

We also utilize an additional classification for assets that do not meet the definition of any of the classified assets yet contain an element that warrants a rating that is less than "pass."  We classify an asset as "special mention" if the asset has a potential weakness that warrants management's close attention.  While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset.  Our assets classified as "special mention" totaled $24.4 million, $17.9 million and $20.9 million at June 30, 2016, 2015, and 2014, respectively.   See Note 5 of the Notes to the Consolidated Financial Statements.

Impaired Loans. The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement.  Loans we individually classify as impaired include residential CRE, credit/grocery retail CRE, Other CRE and construction loans with balances of $1.0 million or more, unless a condition exists for loans less than $1.0 million that would increase the Bank's potential loss exposure.  Troubled debt restructurings ("TDRs") are also included in impaired loans regardless of balance.  Impaired loans are individually assessed to determine that each loan's carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows.  If the loan's carrying value does exceed the fair value, specific reserves are established to reduce the loan's carrying value.  For classification purposes, impaired loans are typically classified as substandard.  Impaired loans at June 30, 2016, 2015 and 2014 were $13.2 million,  $15.8 million and $19.4 million, respectively.   See Note 5 of the Notes to the Consolidated Financial Statements.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable.  Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions.  Loan losses are charged to the allowance for loans losses and recoveries are credited to it.  Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating probable losses.  We regularly review the loan portfolio and make adjustments for loan losses in order to maintain the allowance for loan losses in accordance with U.S. generally accepted accounting principles ("GAAP").  The allowance for loan losses consists primarily of the following two components:

(1) Specific allowances established for impaired loans.  The amount of impairment provided for as an allowance is represented by the deficiency, if any, between the present value of expected future cash flows discounted at the original loan's effective interest rate or the underlying collateral value (less estimated costs to sell) if the loan is collateral dependent, and the carrying value of the loan.  No reserve is necessary if the impaired value exceeds the book value.  Impaired loans are included within the Substandard classification.

(2) General allowances established for loan losses on a portfolio basis for loans that do not meet the definition of impaired.  The portfolio is grouped into similar risk characteristics, primarily loan type, collateral type, and internal credit risk rating.  We apply an estimated loss rate to each loan group.  The loss rates applied are based on a six year look back period, which measures our historical charge-offs, and our loss emergence period, which represents the estimated average time between when a loss event occurs and when such loss is specifically reserved or charged off.  This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.  Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

The adjustments to our loss experience are based on our evaluation of several environmental factors, including:

•	actual loss history incurred on similar loans;
•	changes in local, regional, national, and international economic and business conditions and developments that affect the collectibility of our portfolio, including the condition of various market segments;
•	changes in the nature and volume of our portfolio and in the terms of our loans;
•	changes in the experience, ability, and depth of lending management and other relevant staff;
•	changes in the volume and severity of past due loans, the volume of nonaccrual loans, and the volume and severity of adversely classified or graded loans;
•	changes in the quality of our loan review system; and
•	changes in the value of underlying collateral for collateral-dependent loans; and
•	the existence and effect of any concentrations of credit, and changes in the level of such concentrations.

We evaluate the allowance for loan losses based on the combined total of the specific and general components.  Generally when the loan portfolio increases, absent other factors, our allowance for loan loss methodology results in a higher dollar amount of estimated probable losses than would be the case without the increase.  Generally when the loan portfolio decreases, absent other factors, our allowance for loan loss methodology results in a lower dollar amount of estimated probable losses than would be the case without the decrease.

Each quarter we evaluate the allowance for loan losses and adjust the allowance as appropriate through a provision or recovery for loan losses.  While we use the best information available to make evaluations, future adjustments to the allowance may be necessary if conditions differ substantially from the information used in making the evaluations.  In addition, as an integral part of their examination process, the NJDOBI and the FDIC will periodically review the allowance for loan losses.  They may require us to adjust the allowance based on their analysis of information available to them at the time of their examination.  Such examinations typically occur annually.  Our last examination by the FDIC was as of March 31, 2016 and as of December 31, 2014 by the NJDOBI.

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the fiscal years indicated.

	At or For the Years Ended June 30,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$30,889	$31,401	$31,381	$31,187	$26,514
Charge-offs:
Residential	98	333	24	86	669
Residential CRE	—	—	1,226	—	194
Other CRE	849	380	459	1,305	2,127
Construction and land loans	—	—	—	2,418	897
Total charge-offs	947	713	1,709	3,809	3,887
Recoveries:
Residential	—	—	—	—	18
Residential CRE	—	—	10	115	—
Other CRE	9	—	17	—	—
Construction and land loans	—	1	1,002	38	42
Total recoveries	9	1	1,029	153	60
Net charge-offs	(938)	(712)	(680)	(3,656)	(3,827)
Provision for loan losses	—	200	700	3,850	8,500
Balance at end of year	$29,951	$30,889	$31,401	$31,381	$31,187
Ratios:
Net charge-offs to average loans outstanding	0.03%	0.03%	0.03%	0.17%	0.21%
Allowance for loan losses to total loans at end of period	0.94%	1.10%	1.23%	1.35%	1.53%

The allowance for loan losses has been relatively stable between 2012 through 2016.  The level of provision for loan losses decreased during 2013 and significantly decreased during 2014 and 2015.  There was no provision for loan losses during 2016.  Improving delinquency and nonaccrual trends, changes in loan risk ratings (versus prior periods), loan growth, charge-offs and economic and business conditions continue to have a meaningful impact on the current level of provision for loan losses.  The provision for loan losses decreased in the years subsequent to 2013 partially due to these factors.  In addition, improvements in general economic and business conditions have also impacted the level of provisioning by decreasing the necessary level of general allowances despite growth in the loan portfolio.

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

	At June 30,
	2016		2015		2014
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential	$1,300	7.1%	$1,521	6.7%	$1,568	6.2%
Residential CRE	12,837	50.4%	10,814	44.0%	5,327	39.2%
Credit/Grocery Retail CRE	3,646	14.4%	4,042	17.2%	2,652	16.5%
Other CRE	11,850	28.0%	13,943	32.0%	17,995	36.7%
Construction and land loans	318	0.2%	569	0.2%	1,108	1.4%
Unallocated	—	0.0%	—	0.0%	2,751	0.0%
Total	$29,951	100.0%	$30,889	100.0%	$31,401	100.0%

	At June 30,
	2013		2012
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
		(Dollars in thousands)
Residential	$2,592	6.5%	$2,818	8.3%
Residential CRE	5,539	43.0%	3,307	37.3%
Credit/Grocery Retail CRE	1,947	9.9%	2,050	10.6%
Other CRE	17,460	38.7%	18,191	41.4%
Construction and land loans	1,233	1.9%	2,498	2.4%
Unallocated	2,610	0.0%	2,323	0.0%
Total	$31,381	100.0%	$31,187	100.0%

Investments

The Board of Directors is responsible for adopting our investment policy.  The investment policy is reviewed periodically by management and any changes to the policy are recommended to and subject to the approval of the Board of Directors.  Authority to make investments under the approved investment policy guidelines is delegated to appropriate officers.  While general investment strategies are developed and authorized by the Board of Directors, the execution of specific actions primarily rests with Oritani Bank's President, Chief Financial Officer and Asset/Liability Committee, which have responsibility for ensuring that the guidelines and requirements included in the investment policy are followed and that all securities are considered prudent for investment.  Each of our President, Chief Financial Officer and Asset/Liability Committee have specified authority to purchase various types of investments; all investment purchases in excess of 1% of total assets, or $36.7 million at June 30, 2016, must be approved by our Board of Directors.  All investment transactions are reviewed and ratified or approved (as the case may be) at regularly scheduled meetings of the Board of Directors.  Any investment which, subsequent to its purchase, fails to meet the guidelines of the policy is reported to the Board of Directors at its next meeting where the Board decides whether to hold or sell the investment.

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

The investment policy requires that all securities transactions be conducted in a safe and sound manner.  Investment decisions must be based upon a thorough analysis of each security instrument to determine if its quality and inherent risks fit within Oritani Bank's overall asset/liability management objectives, the effect on its risk-based capital measurement and the prospects for yield and/or appreciation.  The investment policy provides that Oritani Bank may invest in U.S Treasury notes, U.S. and state agency securities, mortgage-backed securities, and other conservative investment opportunities.  Typical investments are currently in U.S. agency or FHLB securities and government sponsored mortgage-backed securities.

Our investment portfolio at June 30, 2016, included $1.1 million in equity securities.  We also invest in mortgage-backed securities, all of which are guaranteed by government sponsored enterprises.  At June 30, 2016, our mortgage-backed securities portfolio totaled $302.1 million, or 8.2% of total assets, and consisted of $292.3 million in fixed-rate securities and $9.8 million in adjustable-rate securities, guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.  Securities can be classified as held to maturity or available for sale at the date of purchase.

U.S. Government and Federal Agency Obligations. At June 30, 2016, our U.S. Government and federal agency securities portfolio totaled $6.8 million, all of which was classified as held to maturity.

Equity Securities. At June 30, 2016, our equity securities portfolio totaled $1.1 million, all of which were classified as available for sale.  The portfolio consists of financial industry common stock. There were no impairment charges on available for sale securities for the years ended June 30, 2016, 2015 or 2014.  Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations.  Such investments are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

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

At June 30, 2016, our mortgage-backed securities totaled $302.1 million, or 8.2%, of total assets and 9.2% of interest earning assets.  At June 30, 2016, 3.2% of the mortgage-backed securities were backed by adjustable rate mortgage loans and 96.8% were backed by fixed rate mortgage loans.  The mortgage-backed securities portfolio had a weighted average yield of 2.02% at June 30, 2016.  The fair value of our mortgage-backed securities at June 30, 2016 was $304.7 million, which is $4.7 million more than the amortized cost of $300.0 million.  Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer.  In addition, the market value of such securities may be adversely affected by changes in interest rates.  All of the Company's mortgage-backed securities are insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

Securities Portfolios. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

Securities and Mortgage-Backed Securities Held to Maturity

	At June 30,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
United States Government and federal agency obligations	$6,750	$6,752	$—	$—	$—	$—
Mortgage-backed securities:
Freddie Mac	9,129	9,291	1,638	1,770	2,315	2,460
Fannie Mae	83,112	84,689	55,808	55,440	27,896	27,755
Ginnie Mae	1,398	1,464	1,928	2,012	2,211	2,324
Collateralized mortgage obligations	67,718	68,510	48,616	48,527	—	—
Total securities held to maturity	$168,107	$170,706	$107,990	$107,749	$32,422	$32,539

Securities and Mortgage-Backed Securities Available for Sale

	At June 30,
	2016				2015				2014
	Amortized Cost		Fair Value		Amortized Cost		Fair Value		Amortized Cost	Fair Value
	(In thousands)
United States Government and federal agency obligations	$		$		$		$		$4,996	$5,087
Equity securities		601		1,125		1,208		2,110	1,208	1,971
Mortgage-backed securities:
Freddie Mac		815		849		5,162		5,325	6,883	7,150
Fannie Mae		14,650		15,185		36,432		36,855	67,543	69,095
Collateralized mortgage obligations		123,173		124,691		213,569		214,673	298,868	300,834
Total securities available for sale		$139,239		$141,850		$256,371		$258,963	$379,498	$384,137

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2016 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments, scheduled redemptions or early redemptions that are likely to occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities Held to Maturity
United States Government and federal agency obligations	$—	—%	$6,750	1.18%	$—	—%	$—	—%	$6,750	$6,752	1.18%
Mortgage-backed securities:
Freddie Mac	—	—	—	—	57	5.09	9,072	2.05	9,129	9,291	2.07
Fannie Mae	—	—	4,505	2.33	9,493	2.21	69,114	2.02	83,112	84,689	2.06
Ginnie Mae	—	—	—	—	—	—	1,398	2.92	1,398	1,464	2.92
Collateralized mortgage obligations	—	—	—	—	9,651	1.71	58,067	1.81	67,718	68,510	1.80
Total securities held to maturity	$—	—	$11,255	1.64%	$19,201	1.97%	$137,651	1.94%	$168,107	$170,706	1.88%

Securities Available for Sale
Equity securities	601	—	—	—%	—	—	$—	—	601	1,125	—%
Mortgage-backed securities:
Freddie Mac	—	—	815	4.89	—	—	—	—	815	849	4.89
Fannie Mae	—	—	5,151	3.99	8,744	1.62	755	2.75	14,650	15,185	2.51
Collateralized mortgage obligations	—	—	18,939	2.14	22,508	2.11	81,726	1.98	123,173	124,691	2.03
Total securities available for sale	$601	—	$24,905	2.61%	$31,252	1.97%	$82,481	1.99%	$139,239	$141,850	2.09%

Sources of Funds

General. Deposits have traditionally been the primary source of funds for use in lending and investment activities.  We  use borrowings, primarily FHLB advances,  to supplement cash flow needs, to lengthen the maturities of liabilities for interest rate risk management purposes and to manage the cost of funds.   We also use interest rate swaps to lengthen the maturities of liabilities and manage cost of funds.  In addition, funds are derived from scheduled loan payments, mortgaged-backed securities scheduled payments and prepayments, investment maturities, loan prepayments, retained earnings and income on other earning assets.  While scheduled loan payments and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, market conditions and levels of competition.

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

At June 30, 2016, $959.5 million, or 42.46% of our deposit accounts were time deposits, of which $639.8 million had maturities of one year or less.  We had brokered deposits totaling $253.2 million, $248.4 million and $27.8 million at June 30, 2016, 2015 and 2014, respectively.  The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At June 30,
	2016			2015			2014
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Checking accounts	$453,136	20.05%	0.36%	$436,172	22.22%	0.37%	$444,239	28.09%	0.47%
Money market accounts	681,710	30.16%	0.50%	589,012	30.01%	0.56%	427,909	27.07%	0.52%
Savings accounts	165,623	7.33%	0.24%	160,020	8.15%	0.24%	161,813	10.24%	0.24%
Time deposits	959,534	42.46%	1.31%	777,533	39.62%	1.15%	547,014	34.60%	1.01%
Total deposits	$2,260,003	100.00%	0.80%	$1,962,737	100.00%	0.73%	$1,580,975	100.00%	0.65%

As of June 30, 2016, the aggregate amount of outstanding time deposits in amounts greater than or equal to $250,000 was approximately $203.4 million.  The following table sets forth the maturity of those deposits as of June 30, 2016.

At June 30, 2016
(In thousands)
Three months or less	$45,036
Over three months through six months	33,358
Over six months through one year	61,778
Over one year to three years	41,544
Over three years	21,698

Total	$203,414

Borrowings. Our borrowings primarily consist of advances from the FHLB of New York and, to a lesser extent, advances from other financial institutions.  As of June 30, 2016, we had total borrowings in the amount of $781.6 million, which represented 24.94% of total liabilities, with an estimated weighted average maturity of 2.5 years and a weighted average rate of 1.39%.  At June 30, 2016, borrowings are secured by mortgage-backed securities and investment securities with a book value of $163.5 million and performing mortgage loans with an outstanding balance of $2.60 billion.

The following table sets forth information concerning balances and interest rates on our FHLB advances and other borrowings at and for the periods shown:

	At or For the Years Ended June 30,
	2016	2015	2014
	(Dollars in thousands)
Balance at end of period	$781,623	$796,372	$967,443
Average balance during period	$731,078	$871,396	$863,355
Maximum outstanding at any month end	$842,194	$1,043,523	$998,393
Weighted average interest rate at end of period	1.39%	2.39%	2.18%
Average interest rate during period	2.21%	2.66%	2.60%

As of June 30, 2016, Oritani had interest rate swap agreements with total notional amount of $430.0 million.   Oritani will receive 1 month LIBOR from the counterparties and pay interest to the counterparties at a fixed rate.  See Note 13 of the Notes to the Consolidated Financial Statements.

Subsidiary Activities and Joint Venture Information

Oritani Financial Corp. is the owner of Oritani Bank, Hampshire Financial LLC and Oritani LLC.  Hampshire Financial LLC and Oritani LLC are New Jersey limited liability companies that owned real estate and investments in real estate.  As of June 30, 2016, all of the investments owned by Hampshire Financial LLC and Oritani LLC had been sold and is inactive.  Proceeds from the sale of real estate investments for the year ended June 30, 2016 were $17.1 million resulting in gains of $16.0 million.  There were no sales in 2015 or 2014.

Oritani Bank has the following subsidiaries: Ormon LLC, Oritani Finance Company, Oritani Investment Corp. and Oritani Asset Corporation.  Ormon LLC is a New Jersey limited liability company that owned real estate investments in New Jersey as well as investments in joint ventures that owned income-producing commercial and residential rental properties.  As of June 30, 2016, Ormon LLC has an ownership interest in one joint venture entity that owns an income-producing commercial rental property.  This entity is being marketed for sale.  Proceeds from the sale of real estate investments for the years ended June 30, 2016 and 2015 were $21.5 million resulting in gains of $21.5 million and $11.8 million resulting in gains of $11.6 million, respectively.  There were no sales in 2014.

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

Oritani Asset Corporation's primary objective is to maximize long-term returns on equity.  At June 30, 2016, Oritani Asset Corporation had $542.0 million in assets.  Oritani Asset Corporation is taxed and operates in a manner that enables it to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

Personnel

As of June 30, 2016, we had 193 full-time employees and 45 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good relations with our employees.

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
 The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution's exposure to declines in the economic value of a bank's capital due to changes in interest rates when assessing the bank's capital adequacy. Under such a risk assessment, examiners evaluate a bank's capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. Institutions with significant interest rate risk may be required to hold additional capital. According to the agencies, applicable considerations include:

•	the quality of the bank's interest rate risk management process;
•	the overall financial condition of the bank; and
•	the level of other risks at the bank for which capital is needed.

The following table shows the Company's and the Bank's Core capital, Tier 1 risk-based capital, and Total risk-based capital ratios at June 30, 2016:

	As of June 30, 2016
	The Company		The Bank
	Capital	Percent of Assets (1)	Capital	Percent of Assets (1)
	(Dollars in thousands)

Common equity tier 1 (to risk-weighted assets)	$545,272	16.77%	$466,987	14.36%
Tier 1 capital (to risk-weighted assets)	545,272	16.77%	466,987	14.36%
Total capital (to risk-weighted assets)	575,223	17.69%	496,938	15.28%
Tier 1 Leverage capital (to average assets)	545,272	14.94%	466,987	12.86%
Capital conservation buffer	315,034	9.69%	236,871	7.29%

(1)	For purposes of calculating Core capital, assets are based on adjusted total leverage assets. In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As the above table shows, as of June 30, 2016, the Company and Bank were considered "well capitalized" under FDIC guidelines.

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

The FDIC imposes an assessment for deposit insurance against all insured depository institutions.  This assessment is primarily based on a risk assessment of the institution, and certain risk adjustments specified by the FDIC, with riskier institutions paying higher assessments.  Effective April 1, 2011, the FDIC implemented a requirement of the Dodd-Frank Act that it revise its assessment system to base it on each institution's total assets less tangible capital of each institution instead of deposits.  The FDIC also revised its assessment schedule so that it ranged from 2.5 basis points for the least risky institutions to 45 basis points for the riskiest.  In conjunction with the DIF achieving a 1.5% ratio, the FDIC reduced the assessment range for most banks to 1.5 basis points to 30 basis points, effective July 1, 2016.

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation.  The FICO payments will continue until the FICO bonds mature in 2017 through 2019.  Our expense for the assessment of deposit insurance and the FICO payments was $1.6 million and $1.6 million for the years ended June 30, 2016 and 2015, respectively.

The FDIC has authority to increase deposit insurance assessments.  A material increase in insurance assessments would likely have an adverse effect on the operating expenses and results of the Bank.

Federal Home Loan Bank System. Oritani Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLB of New York, Oritani Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 4.5% of its borrowings from the FHLB, or 0.2% of mortgage-related assets, whichever is greater. As of June 30, 2016, Oritani Bank was in compliance with this requirement.

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

The Dodd-Frank Act created a new Consumer Financial Protection Bureau ("CFPB") with broad powers to supervise and enforce consumer protection laws. The CFPB, which was created as of July 21, 2011, has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets continue to be examined for compliance by their applicable bank regulators. The Dodd-Frank Act also weakens the federal preemption rules that have been applicable for national banks and federal savings associations, and gives state attorneys general the ability to enforce federal consumer protection laws.  Oritani Bank has realized an increase in compliance and operational cost due to the impact of the Dodd-Frank Act.

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

Capital. Until recently, Savings and loan holding companies were not subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions themselves.  The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act's directive as to savings and loan holding companies.  The consolidated regulatory capital requirements applied to savings and loan holding companies as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer is being phased in between 2016 and 2019.

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

FEDERAL AND STATE TAXATION

Federal Taxation

General. Oritani Financial Corp. and Oritani Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  Oritani Financial Corp.'s federal tax return for the tax year ended December 31, 2012 was audited in 2016.  Our state and city tax returns are not currently under audit and have not been subject to an audit during the past five years.  The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Oritani Financial Corp. or Oritani Bank.

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

At June 30, 2016, our total federal pre-base year reserve was approximately $15.1 million.  However, under current law, pre-base year reserves remain subject to recapture should Oritani Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

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

Net Operating Loss Carryforward. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At June 30, 2016, Oritani Bank had no net operating loss carryforward for federal income tax purposes.

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

New York State Taxation. Oritani Bank files New York State tax returns on a calendar year basis.  New York State imposes a corporate income tax, based on net income allocable to New York State at a rate of 7.1%.  The NYS corporate income tax rate decreased, effective January 1, 2016, from 7.10% to 6.50%.  In addition, New York State imposes a tax surcharge allocable to business activities carried on in the Metropolitan Commuter Transportation District.

New York City Taxation. Oritani Bank is also subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State Tax, at a rate of 9.0%.  In April 2015, significant New York city corporation tax reforms were signed into law.  This legislation enacted broad-based tax reform of the New York City corporate tax regime that is generally consistent with the New York State tax reform provisions effective for tax years beginning on or after January 1, 2015.  The New York City reform reduced the tax rate to 8.85% and changed apportionment factors resulting in a net increase in marginal tax rates for the Bank.  The increase in future marginal tax rates resulted in an increase of the Bank's net deferred tax assets which was recorded in the period of enactment.

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At June 30, 2016 the fair value of our available for sale agency securities, mortgage-backed securities and corporate debt obligations totaled $141.9 million.  Unrealized net gains on these available for sale securities totaled approximately $2.6 million at June 30, 2016 and are reported as a separate component of stockholders' equity, net of taxes.  Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders' equity.

The Company's net interest income is particularly vulnerable to a scenario in which market interest rates "flatten." This would occur if short term interest rates were approximately the same rate as long term interest rates. In such a scenario, interest income would likely decrease and interest expense would likely increase.

We evaluate interest rate sensitivity by estimating the change in Oritani Bank's net portfolio value over a range of interest rate scenarios.  Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  At June 30, 2016, in the event of an immediate 200 basis point increase in interest rates, our financial model projects that we would experience a $72.6 million, or 12.04%, decrease in net portfolio value.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Management of Market Risk."

Low Interest Rates May Adversely Affect Our Net Interest Income and Profitability.

During the past eight years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities.  As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than as available prior to 2008.  Consequently, the average yield on our interest earning assets has decreased to 4.08% for the year ended June 30, 2016 from 5.57% for the year ended June 30, 2009.  The trend of decreasing average yield on interest earning assets is expected to continue primarily because the rates associated with new loan originations are still lower than the average yield on the existing portfolio.  Our cost of interest bearing liabilities has also decreased over the period, to 1.19% for the year ended June 30, 2016 from 3.21% for the year ended June 30, 2009.

Our Continued Emphasis On Commercial Real Estate Lending Could Expose Us To Increased Lending Risks.

Our business strategy centers on continuing our emphasis on residential and non-residential commercial real estate lending.  We have grown our loan portfolio in recent years with respect to these types of loans and intend to continue to emphasize these types of lending.  At June 30, 2016, $2.94 billion, or 92.79%, of our total loan portfolio consisted of residential and non-residential commercial real estate loans.  As a result, our credit risk profile will be higher than traditional thrift institutions that have higher concentrations of one to four family residential loans.  Loans secured by residential and non-residential commercial real estate generally expose a lender to greater risk of non-payment and loss than one to four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the underlying property.  This risk increases during a negative economic cycle.  Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one to four family residential mortgage loans.  Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one to four family residential mortgage loan.  We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property's collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.  Finally, if we foreclose on residential and non-residential commercial real estate loans, our holding period for the collateral typically is longer than one to four family residential mortgage loans because there are fewer potential purchasers of the collateral.

Our business strategy of commercial real estate lending could be negatively impacted by regulatory guidance.  The FDIC has issued guidance that recommends that such loans should not exceed 300% of the bank's capital unless enhanced risk management measures are in place.  The FDIC further detailed circumstances where such balances in excess of this guideline would be considered acceptable.  The component of the Bank's commercial real estate loan portfolio impacted by the FDIC guidance as of June 30, 2016 represented 574.6% of the Bank's capital at that date.  While the FDIC has not placed restrictions on the Bank's commercial real estate lending, there can be no assurance that such restrictions will not be imposed in the future.

The largest commercial real estate loan in our portfolio at June 30, 2016 was a $33.8 million loan secured by multi-tenant, mixed use buildings, located in Brooklyn, New York.  Our largest loan relationship is secured by bank branches, CVS, and  Walgreens stores located mainly in our primary market area with a real estate investor.  The aggregate outstanding loan balance for this relationship is $63.9 million at June 30, 2016.  As discussed in "Business of Oritani Financial Corp-Lending Activities", we have been utilizing stricter underwriting for these types of loans, and curtailed our construction lending.

If the Bank Regulators Impose Limitations on Our Commercial Real Estate Lending Activities, Our Earnings Could Be Adversely Affected.
In 2006, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System (collectively, the "Agencies") issued joint guidance entitled "Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices" (the "CRE Guidance").  Although the CRE Guidance did not establish specific lending limits, it provides that a bank's commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution's total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months.  Our level of non-owner occupied commercial real estate equaled 574.56% of our total risk-based capital at June 30, 2016.  Including owner-occupied commercial real estate, our ratio of commercial real estate loans to total risk-based capital ratio would be 588.31% at June 30, 2016.
In December 2015, the Agencies released a new statement on prudent risk management for commercial real estate lending (the "2015 Statement").  In the 2015 Statement, the Agencies express concerns about easing commercial real estate underwriting standards, direct financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicate that the Agencies will continue "to pay special attention" to commercial real estate lending activities and concentrations going forward.  If the FDIC were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, or require higher capital ratios as a result of the level of commercial real estate loans we hold, our earnings could be adversely affected.
If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Will Decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 0.94% of total loans at June 30, 2016, material additions to our allowance could materially decrease our net income.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

A New Accounting Standard will Likely Require us to Increase Our Allowance for Loan Losses and May Have a Material Adverse Effect on Our Financial Condition and Results of Operations.

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company and Oritani Bank for our first fiscal year after December 15, 2019.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.  Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

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

At June 30, 2016, the Company and the Bank conducted business from its corporate headquarters in Washington Township, New Jersey,  lending offices in New York City and Cherry Hill, New Jersey and 25 full service branch offices located in Bergen, Hudson, Essex and Passaic Counties, New Jersey.  The aggregate net book value of premises and equipment was $14.3 million at June 30, 2016.

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

Our shares of common stock are traded on the NASDAQ Global Market under the symbol "ORIT". As of June 30, 2016, we have 1,814 stockholders of record (excluding the numbers of person or entities holding stock in street name through various brokerage firms), and 45,247,420 shares outstanding.  The following table presents quarterly market information for Oritani Financial Corp.'s common stock for the periods indicated.  The following high and low sales price information was provided by the NASDAQ Stock Market.

	For the Years Ended June 30,
	2016				2015
	High	Low	Dividends		High	Low	Dividends
First Quarter	$$16.42	$$14.70	$$0.175		$$15.65	$$14.04	$$0.175
Second Quarter	17.43	15.21	$$0.675	(1)	15.62	13.69	$$0.425	(1)
Third Quarter	17.38	14.95	$$0.175		15.51	14.04	$$0.175
Fourth Quarter	17.63	15.27	$$0.175		16.41	14.40	$$0.175
(1) Includes a $.50 special dividend in 2016 and a $0.25 special dividend in 2015.

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

The sources of funds for the payment of a cash dividend are the retained proceeds from the sale of shares of common stock and earnings on those proceeds, interest and principal payments with respect to Oritani Financial Corp.'s loan to the Employee Stock Ownership Plan, and dividends from Oritani Bank.  For a discussion of the corporate and regulatory limitations applicable to the payment of dividends, see "Item 1. Business—Supervision and Regulation—Holding Company Regulation."

Stock Performance Graph

The following graph compares the cumulative total return on a hypothetical $100 investment made on June 30, 2011 in: (a) Oritani Financial Corp. stock, (b) the NASDAQ Bank Index, (c) the NASDAQ Composite Index, (d) the SNL US Thrift Index and (e) the KBW Bank Index.  The graph is calculated assuming that all dividends are reinvested during the relevant periods.  The graph shows how a $100 investment would increase or decrease in value over time based on dividends (stock or cash) and increases or decreases in the market price of the stock.

Oritani Financial Corporation

Total Return Performance
225
200
175
150
125
100
75
Index Value
06/30/11
06/30/12
06/30/13
06/30/14
06/30/15
06/30/16
Oritani Financial Corporation
NASDAQ Bank
NASDAQ Composite
SNL US Thrift Index
KBW Bank

Index	Period Ending 06/30/11	06/30/12	06/30/13	06/30/14	06/30/15	06/30/16
Oritani Financial Corporation	100.00	116.75	136.31	142.16	158.09	169.41
NASDAQ Bank	100.00	103.83	131.77	158.39	178.84	173.33
NASDAQ Composite	100.00	106.99	125.83	165.05	188.87	185.70
SNL US Thrift Index	100.00	97.76	123.41	146.82	165.93	167.12
KBW Bank	100.00	96.81	132.50	156.86	173.31	148.88

Source : SNL Financial, an offering of S&P Global Market Intelligence

On March 4, 2015, the Company announced its fourth Share Repurchase Program, which authorized the purchase of an additional 5% of its outstanding shares of common stock, or 2,205,451 shares.  This stock repurchase program commenced upon the completion of the third repurchase program on March 4, 2015.  The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company's liquidity and capital requirements, and alternative uses of capital.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes.  The Company may also conduct repurchases through a Rule 10b5-1 trading plan.  The repurchase program has no expiration date and has 1,987,506 shares yet to be purchased as of June 30, 2016.

There were no repurchases of our equity securities during the three months ended June 30, 2016.

As of September 13, 2016, the Company has repurchased, under the repurchase plans approved since the second step transaction, 13,273,979 shares of its stock at an average price of $13.30 per share.

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

	At June 30,
	2016	2015	2014	2013	2012
	(In thousands)
Selected Financial Condition Data:
Total assets	$3,669,338	$3,353,065	$3,140,200	$2,831,922	$2,700,982
Loans, net	3,131,957	2,756,212	2,503,894	2,275,782	1,992,817
Securities available for sale, at market value	141,850	258,963	384,137	318,290	499,951
Mortgage-backed securities held to maturity	168,107	107,990	32,422	41,873	36,130
Bank owned life insurance	93,327	90,609	68,054	59,996	46,283
Federal Home Loan Bank of New York stock, at cost	38,003	39,898	49,046	42,770	38,222
Accrued interest receivable	9,943	9,266	10,214	10,114	10,630
Investments in real estate joint ventures, net	4,307	6,658	6,391	4,635	5,441
Real estate held for investment	—	655	917	1,070	1,123
Deposits	2,260,003	1,962,737	1,580,975	1,419,703	1,389,706
Borrowings	781,623	796,372	967,443	833,672	745,865
Stockholders' equity	535,200	517,670	526,292	518,710	510,709

Selected Operating Data:
Interest income	$134,324	$131,759	$$128,226	$$127,228	$$121,990
Interest expense	34,023	35,009	31,103	29,798	33,333
Net interest income	100,301	96,750	97,123	97,430	88,657
Provision for loan losses	—	200	700	3,850	8,500
Net interest income after provision for loan losses	100,301	96,550	96,423	93,580	80,157
Other income	44,244	19,282	5,602	5,820	5,401
Other expense	63,716	42,716	39,478	37,877	35,451
Income before income tax expense	80,829	73,116	62,547	61,523	50,107
Income tax expense	28,534	26,214	21,488	21,979	18,457
Net income	$52,295	$46,902	$41,059	$39,544	$31,650

	At or For the Years Ended June 30,
	2016	2015	2014	2013	2012
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	1.50%	1.44%	1.40%	1.43%	1.21%
Return on equity (ratio of net income to average equity)	9.91%	9.10%	7.80%	7.68%	5.95%
Average interest rate spread (1)	2.89%	2.97%	3.29%	3.45%	3.24%
Net interest margin (2)	3.04%	3.14%	3.50%	3.69%	3.55%
Efficiency ratio (3)	44.08%	36.81%	38.43%	36.68%	37.69%
Non-interest expense to average total assets	1.83%	1.31%	1.35%	1.37%	1.36%
Average interest-earning assets to average interest-bearing liabilities	114.96%	115.18%	118.42%	120.49%	123.33%

Asset Quality Ratios:
Non-performing assets to total assets	0.28%	0.50%	0.69%	0.91%	0.78%
Non-performing loans to total loans	0.31%	0.45%	0.71%	1.03%	0.90%
Allowance for loan losses to total loans	0.94%	1.10%	1.23%	1.35%	1.53%

Capital Ratios:
Common equity Tier 1 capital (to risk-weighted assets)	16.77%	17.79%	19.05%	20.91%	23.23%
Total capital (to risk-weighted assets)	17.69%	18.85%	20.19%	22.16%	24.48%
Tier I capital (to risk-weighted assets)	16.77%	17.79%	19.05%	20.91%	23.23%
Tier I capital (to average assets)	14.94%	15.67%	17.11%	18.30%	19.02%

Other Data:
Number of full service offices	26	25	25	25	25
Full time equivalent employees	216	209	205	190	188

(1)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses and non-interest income.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to our individual and business customers.

Highlights of our business strategy are discussed below:

Continuing to focus on commercial real estate ("CRE") lending. We have focused on the origination of commercial real estate loans, comprised of residential CRE and non-residential CRE. Such loans comprise 92.8% of our total loan portfolio at June 30, 2016. We have focused on this type of lending because the interest rates earned for such loans generally are higher than the prevailing rates for residential loans, resulting in a greater level of interest income potential. We are also able to generate significantly higher fee income on such loans, particularly prepayment fees. In addition, the repayment terms usually expose us to less interest rate risk than fixed-rate residential loans. We generally incorporate one or more of the following features into our terms for CRE loans, thereby decreasing their interest rate risk: interest rates reset after five years (or less) at a predetermined spread to FHLB Advance rates; minimum stated interest rates; and balloon repayment date or maximum fixed-rate self-amortizing loan term of 20 years. CRE loans are generally considered to have a greater amount of credit risk versus 1-4 family residential lending. We have been able to mitigate these risks, we believe, primarily through our underwriting process. While our actual origination volume will depend on market conditions, we intend to continue our emphasis on CRE lending. The number of banks that have added or increased this type of lending, particularly residential CRE lending has continued to increase.  Consequently, the interest rate spreads on this type of lending remain under pressure.

We have experienced substantial growth in our combined CRE loan portfolio. The annual growth rate of the portfolio has been 12.9%, 10.8%, 10.9%; 16.9%; and 28.9% for years ended June 30, 2016, 2015, 2014, 2013, and 2012, respectively. We have been involved in residential CRE lending for over thirty years. We have a department exclusively devoted to the origination and administration of CRE loans. We also have a separate credit department to review all such originations and ensure compliance with our underwriting standards. Our business plan projects continued growth of the portfolio and continued additions to our staff to support such growth.

Maintaining and increasing deposits. Since the beginning of fiscal 2009, we have devoted significant internal attention to growing our deposits. We have implemented an incentive program that rewards branch personnel for attracting core deposit relationships, reexamined our pricing strategies, entered into the municipal deposit market and promoted our status as a local community bank.  As a result of these efforts and external factors, we experienced a period of strong deposit growth.  Our total deposit balances grew $1.56 billion, or 223.4%, from June 30, 2008 to June 30, 2016.  More recently, our total deposit balances grew $297.3 million, or 15.1%, from June 30, 2015 to June 30, 2016.  The focus of our deposit initiative has been to increase core deposits, consisting of checking, money market and savings accounts.  Our current focus has been to build upon our successes in core deposit growth.  In addition to continuing to attract new customers to Oritani Bank, we will also focus on cross-selling core deposit accounts to customers who have limited deposit services with Oritani Bank and seeking to further develop the relationship by providing quality customer service as well as continuing our de novo branch strategy.

Expanding our market share within our primary market area. Our deposit growth significantly boosted our market penetration in Bergen County, the primary county of our operations.  We increased our percentage of Bergen County deposits from 1.8%, or the 14th ranked financial institution, at June 30, 2008 to 3.6%, or the 9th ranked financial institution, at June 30, 2015.  We intend to continue the strategy of opportunistic de novo branching.  We typically seek de novo branch locations in under-banked areas that are either a contiguous extension or fill-in of our existing branch network.  In February 2016, we opened a state of the art de novo branch in Westwood, New Jersey.  We may also consider the acquisition of branches from other financial institutions in our market area.  We believe these strategies, along with continued growth, will help us achieve our goal of deposit growth and market expansion.

Continuing to emphasize operating efficiencies and cost control. One of the hallmarks of our operations has been expense control as evidenced by an efficiency ratio of 44.1% for the year ended June 30, 2016.  Our efficiency ratio as well as numerous other expense measurement ratios, have consistently outperformed peers.  We intend to maintain our posture on expense control while continuing to make prudent investments in our operations by effectively managing costs in a relation to revenues.

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

Management believes that the allowance for loan losses is adequate.  While management uses available information to identify and recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Company's market area.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.  See Note 5, "Allowance for Loan Losses" of the Notes to the Consolidated Financial Statements for additional information regarding the allowance for loan losses.

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

Our available for sale ("AFS") securities portfolio is carried at fair value, with any unrealized gains or losses, net of taxes, reported as accumulated other comprehensive income or loss in stockholders' equity. If management has the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity ("HTM"). We conduct a periodic review and evaluation of the securities portfolio to determine if the value of any security has declined below its cost or amortized cost, and whether such decline is other-than-temporary. Any portion of unrealized loss on an individual equity security deemed to be other-than-temporarily impaired is recognized as a loss in operations in the period in which such determination is made. For debt investments securities (where we do not intend to sell the security and it is not more likely than not that we will be required to sell the security prior to recovery of the security's amortized cost) deemed other than temporarily impaired, the investment is written down through current earnings by the impairment related to the estimated credit loss and the non-credit related impairment is recognized in other comprehensive income.

Comparison of Financial Condition at June 30, 2016 and June 30, 2015

Total Assets.  Total assets increased $316.3 million to $3.67 billion at June 30, 2016, from $3.35 billion at June 30, 2015.
Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) increased $1.4 million to $16.6 million at June 30, 2016, from $15.1 million at June 30, 2015.
Loans, net.  Loans, net increased $375.7 million to $3.13 billion at June 30, 2016, from $2.76 billion at June 30, 2015.  The growth rate for the year was 13.6%.  The Company's primary strategic business objective is the organic growth of multifamily and commercial real estate loans.  Management has been pleased with the Company's ongoing ability to generate quality assets.  The Company's underwriting guidelines and portfolio management targets have been adjusted over the past year and meaningful loan growth has continued.  Loan originations and purchases for the twelve months ended June 30, 2016 totaled $710.1 million and $98.8 million, respectively.  Loan originations for the twelve months ended June 30, 2015 totaled $668.5 million and there were no loan purchases over that period.
Securities available for sale.  Securities AFS decreased $117.1 million to $141.9 million at June 30, 2016, from $259.0 million at June 30, 2015.  The decrease in securities AFS was primarily due to sales totaling $100.5 million as well as principal payments, partially offset by purchases totaling $42.2 million, which occurred over the fiscal year.
Securities held to maturity.  Securities HTM increased $60.1 million to $168.1 million at June 30, 2016, from $108.0 million at June 30, 2015.  Purchases over the period totaled $82.6 million.  The Company has been classifying the majority of new security purchases as held to maturity.

Investments in Real Estate Joint Ventures, Net and Real Estate Held for Investment.  The Company previously announced its intention to explore the sale of the properties and interests in these portfolios.  The table below details the properties that have been sold:
			Book
Entity	Type	Proceeds	Value	Gain (loss)
		(in thousands)
Oaklyn	a	$1,963	$(125)	$2,088
Palisades Park	b	9,833	304	9,529
2015 Fiscal year		11,796	179	11,617

Madison	a	2,453	(45)	2,498
Van Buren	a	1,811	145	1,666
34 Grant	a	342	297	45
Hampshire	a	1,469	(26)	1,495
10 Landing	a	5,807	(586)	6,393
River Villa	a	578	274	304
MarineView	b	4,697	648	4,049
Brighton	a	1,206	80	1,126
Park Lane	b	7,021	(161)	7,182
Parkway	b	1,701	(360)	2,061
Park View	b	2,555	(162)	2,717
FAO Hasbrouck Heights	a	1,624	140	1,484
FAO Terrace	a	981	437	544
FAO Gardens	a	336	362	(26)
Winstead	b	1,848	(63)	1,911
Ridge Manor	a	2,919	(521)	3,440
Hawthorne	a	1,266	611	655
2016 Fiscal Year		$38,614	$1,070	$37,544

Total Sales		$50,410	$1,249	$49,161
a - Investment in real estate joint venture
b - Real estate held for investment

As of June 30, 2016, there was one entity remaining in the investment in real estate joint venture portfolio.  This entity is being marketed for sale.

Real Estate Owned ("REO").  REO decreased $3.6 million to $487,000 at June 30, 2016, from $4.1 million at June 30, 2015.  The balance at June 30, 2016 consisted of two properties and the balance at June 30, 2015 consisted of eight properties.

Deposits.  Deposits increased $297.3 million to $2.26 billion at June 30, 2016, from $1.96 billion at June 30, 2015.  The growth rate for the year was 15.1%.  Strong deposit growth remains a priority for the Company.  Brokered deposits comprised $253.2 million of total deposits at June 30, 2016 and $248.4 million at June 30, 2015.

Borrowings.  Borrowings decreased $14.7 million to $781.6 million at June 30, 2016, from $796.4 million at June 30, 2015.

Other Liabilities.  Other liabilities increased $15.7 million to $68.0 million at June 30, 2016, from $52.3 million at June 30, 2015.  The increase in other liabilities was primarily due to the growth of the swap portfolio.  See "Balance Sheet restructures" discussed below.

Stockholders' Equity.  Stockholders' equity increased $17.5 million to $535.2 million at June 30, 2016, from $517.7 million at June 30, 2015.  The increase was primarily due to the release of treasury stock in conjunction with the exercise of stock options, net income and the net impact of the amortization of stock based compensation plans, partially offset by dividends and the market value adjustments for securities available for sale and derivatives.  Dividends paid over the fiscal year include four regular dividends, totaling $0.70 per share, as well as a $0.50 per share special dividend.  During the twelve months ended June 30, 2016, 100,978 shares of stock were repurchased at a total cost of $1.6 million and an average cost of $15.77 per share.  Based on our June 30, 2016 closing price of $15.99 per share, the Company stock was trading at 135.2% of book value.

Balance Sheet restructures.  During the quarter ended December 31, 2015, the Company undertook a "balance sheet restructure" to improve its net interest income and interest rate risk position.  The Company utilized a portion of the gains it realized on the sale of entities in its investments in real estate joint ventures and real estate held for investment portfolios to offset the costs associated with the restructure.  The steps that were taken in this restructure are detailed below:
·
The Company executed $100.0 million of short term swaps in order to fix the costs of their existing deferred swaps until the deferred swaps become effective.  These short term swaps had a weighted average rate of 38.5 basis points and a weighted average maturity of approximately one year.

·	The Company executed $130.0 million of additional swaps. These swaps had a weighted average rate of 1.42% and a weighted average maturity of approximately 6.2 years.
·	The Company prepaid a total of $185.0 million of FHLB advances with a weighted average cost of 4.325%. In conjunction with the prepayments, the Company incurred fees totaling $13.9 million.
·
The Company sold $37.5 million of investment securities available for sale with an effective yield of 1.54%.  A gain of $198,530 was realized on the sale.  A total of $41.9 million of securities were purchased with an effective yield of 1.98%.

The Company undertook a similar restructuring during the quarter ended June 30, 2016.  The Company again sought to improve its net interest income and interest rate risk position.  The steps taken in conjunction with this restructure are detailed below:
·	The Company prepaid a total of $131.8 million of FHLB advances with a weighted average cost of 2.64%. In conjunction with the prepayments, the Company incurred costs totaling $4.4 million.
·	The Company executed $100.0 million of additional swaps. The swaps have a weighted average life of 4.3 years, a weighted average rate of 0.81% and a weighted average total cost of 0.96%.
·
The Company sold $61.5 million of securities available for sale whose structure had a higher interest rate risk profile versus the remainder of the portfolio.  The Company realized a gain of $386,000 in conjunction with this sale.

·	In July 2016, the Company purchased $35.2 million of mortgage backed securities with less interest rate risk and less yield than those that were sold in June.

The Company will continue to investigate transactions that improve net interest income and our interest rate risk position.

Comparison of Operating Results for the Periods Ended June 30, 2016 and 2015

Net Income.  Net income increased $5.4 million to $52.3 million for the twelve months ended June 30, 2016, from $46.9 million for the corresponding 2015 period.  The primary cause of the increase in net income was due to increased net gain on sales of assets, partially offset by increased FHLB prepayment penalties (net of tax effect).  As further detailed below, there were additional items that caused notable variances between the 2016 and 2015 periods.  Return on average assets and average equity was 1.50% and 9.91% for the fiscal year ended June 30, 2016, respectively.  Return on average assets and average equity was 1.44% and 9.10% for the fiscal year ended June 30, 2015, respectively.
Total Interest Income.  The components of interest income for the years ended June 30, 2016 and 2015, changed as follows:
	Twelve Months Ended June 30,				Increase / (decrease)
	2016		2015			Average
	Income	Yield	Income	Yield	Income	Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$125,427	4.34%	$121,778	4.63%	$3,649	$259,610	-0.29%
Dividends on FHLB stock	1,588	4.35%	1,908	4.38%	(320)	(7,007)	-0.03%
Interest on securities AFS	4,566	1.99%	6,301	1.98%	(1,735)	(89,658)	0.01%
Interest on securities HTM	2,737	1.95%	1,766	2.11%	971	56,576	-0.16%
Interest on federal funds sold and short term investments	6	0.36%	6	0.25%	-	(810)	0.11%
Total interest income	$134,324	4.08%	$131,759	4.28%	$2,565	$218,711	-0.20%

The average balance of the loan portfolio increased $259.6 million, or 9.9%, for the year ended June 30, 2016 versus the comparable 2015 period.  The yield on the loan portfolio decreased 29 basis points for the year ended June 30, 2016 versus the comparable 2015 period.  Prepayment penalties totaled $5.7 million for the twelve months ended June 30, 2016 versus $5.2 million for the twelve months ended June 30, 2015.   Prepayment penalties boosted annualized loan yield by 19 basis points in the 2016 period versus 20 basis points in the 2015 period.  The decreased loan yield continues a trend of decreased yield on loans and is primarily attributable to the impact of current market rates on new originations as well as refinancings, prepayments and repricings.  Competition for commercial real estate loan originations remains elevated and the spread to alternative costs of funds is lower than historical levels.  The market rates on new originations are below the average yield of the loan portfolio.  The vast majority of our commercial real estate loan portfolio originations reprice in five years or less.  The Company has recently been originating a greater percentage of loans with three year resets, which carry a lower rate of interest versus a comparable loan with a five year reset.  The Company seeks to minimize the fixed period of its loan originations in order to limit the interest rate risk associated with the loan portfolio.

The average balance of securities available for sale decreased $89.7 million for the year ended June 30, 2016 versus the comparable 2015 period, while the average balance of securities held to maturity increased $56.6 million over the same period.  The Company has been classifying the majority of new purchases as held to maturity.  The balances of both of these portfolios were impacted by some of the actions taken in conjunction with the balance sheet restructures.

Total Interest Expense. The components of interest expense for the years ended June 30, 2016 and 2015, changed as follows:
	Twelve Months Ended June 30,				Increase / (decrease)
	2016		2015			Average
	Expense	Cost	Expense	Cost	Expense	Balance	Cost
	(Dollars in thousands)
Savings deposits	$380	0.24%	$381	0.24%	$(1)	$(289)	-%
Money market	5,034	0.77%	2,508	0.51%	2,526	160,183	0.26%
Checking accounts	1,666	0.37%	1,732	0.38%	(66)	(1,298)	-0.01%
Time deposits	10,804	1.24%	7,228	1.04%	3,576	177,211	0.20%
Total deposits	17,884	0.84%	11,849	0.66%	6,035	335,807	0.18%
Borrowings	16,139	2.21%	22,354	2.57%	(6,215)	(140,318)	-0.36%
Total interest expense	$34,023	1.19%	$34,203	1.28%	$(180)	$195,489	-0.09%
As detailed above, the average balance of deposits increased $335.8 million for the year ended June 30, 2016 versus the year ended June 30, 2015, representing growth of 18.7%.  Brokered deposits were not a significant contributor to the growth as the average balance of such funds increased only $4.4 million for the year ended June 30, 2016 versus the comparable 2015 period.  A substantial amount of the growth was in money market accounts and time deposits.  The growth in these accounts contributed to the increase in cost of deposits.  The overall cost of deposits increased 18 basis points for the year ended June 30, 2016 versus the comparable 2015 period.  A component of the increase is attributable to the costs of interest rate swaps that are being reflected as interest expense on money market accounts.  The situation occurred as a result of a balance sheet restructure as of December 31, 2015 that is discussed earlier in this filing.  The balance sheet restructure as of June 30, 2016 will have a similar prospective affect on the cost of money market accounts.  The increased cost of the money market accounts is offset by a decrease in the cost of borrowings.  The average balance of borrowings decreased $140.3 million for the year ended June 30, 2016 versus the year ended June 30, 2015 and the cost decreased 36 basis points.  The balance and cost of borrowings was also impacted by the balance sheet restructures discussed earlier in this filing.

Net Interest Income Before Provision for Loan Losses.  Net interest income increased $2.7 million to $100.3 million for the twelve months ended June 30, 2016, from $97.6 million for the twelve months ended June 30, 2015.  The Company's spread and margin for the fiscal year ended June 30, 2016 were 2.89% and 3.04%, respectively.  The spread and margin for the fiscal year ended June 30, 2015 were 3.00% and 3.17%, respectively.  The changes to spread and margin are illustrated in greater detail through the quarterly information provided in the table below. The table itemizes quarterly net interest income, and annualized spread and margin over the identified periods. Due to the significant impact of prepayment penalties, the table details results with and without prepayment penalties.  While prepayment penalty income is expected to continue, significant fluctuations in the level and timing of prepayment income are also expected.

	Including Prepayment Penalties			Excluding Prepayment Penalties *
	Net Interest			Net Interest
	Income Before			Income Before
Quarter Ended	Provision	Spread	Margin	Provision	Spread	Margin
	(Dollars in thousands)
June 30, 2016	$25,707	2.82%	2.97%	$24,169	2.64%	2.79%
March 31, 2016	25,151	2.86%	3.01%	24,154	2.74%	2.89%
December 31, 2015	25,294	2.99%	3.14%	23,744	2.79%	2.95%
September 30, 2015	24,149	2.89%	3.05%	22,567	2.69%	2.85%
June 30, 2015	23,921	2.89%	3.05%	23,091	2.78%	2.95%
* - Prepayment penalties on loans are excluded.

The Company's spread and margin remain under pressure due to several factors, including: the relatively flat treasury yield curve; rates on new loan originations and investment purchases; modifications of loans within the existing loan portfolio; prepayments of higher yielding loans and investments; increased funding costs pertaining to the increase in the federal funds target rate in December 2015, limited ability to reduce borrowing costs and interest costs necessary to attract deposit balances. The rates on new loan originations are being impacted by ongoing robust competition.

The Company's net interest income and net interest rate spread were negatively impacted in both periods due to the reversal of accrued interest income on loans delinquent more than 90 days.  The total of such income reversed was $555,000 for the twelve months ended June 30, 2016, and $878,000 for the twelve months ended June 30, 2015.

Provision for Loan Losses.  The Company recorded no provision for loan losses for the year ended June 30, 2016 and $200,000 for the year ended June 30, 2015.  A rollforward of the allowance for loan losses for the years ended June 30, 2016 and 2015 is presented below.

	Twelve months ended
	June 30,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$30,889	$31,401
Provisions charged to operations	—	200
Recoveries of loans previously charged off	9	1
Loans charged off	947	713
Balance at end of period	$29,951	$30,889

Allowance for loan losses to total loans	0.94%	1.10%
Net charge-offs to average loans
outstanding	0.032%	0.027%

Delinquency and non performing asset information is provided below:

	6/30/2016	6/30/2015	6/30/2014	6/30/2013
	(Dollars in thousands)
Delinquency Totals
30 - 59 days past due*	$8,912	$2,535	$3,411	$7,416
60 - 89 days past due*	1,698	416	214	2,643
Nonaccrual	9,968	12,575	17,972	23,910
Total	$20,578	$15,526	$21,597	$33,969

Non Performing Asset Totals
Nonaccrual loans, per above	$9,968	$12,575	$17,972	$23,910
Real Estate Owned	487	4,059	3,850	1,742
Total	$10,455	$16,634	$21,822	$25,652

Nonaccrual loans to total loans	0.31%	0.45%	0.71%	1.03%
Delinquent loans to total loans	0.65%	0.55%	0.85%	1.47%
Non performing assets to total assets	0.28%	0.50%	0.69%	0.91%
*Excludes non-accrual loans less than 90 days past due as they are included in the non-accrual total.

Delinquent loan and non performing asset totals continue to illustrate minimal credit issues at the Company.  Further, of the $10.0 million in loans classified as nonaccrual at June 30, 2016, $7.4 million were fully current.  However, there was a significant increase in the 30 – 59 day past due category between June 30, 2016 and 2015.  Such fluctuations in this category have occurred previously.  There were four loans greater than $1.0 million that comprised the majority of the increase in this category between the two periods.  None of these four loans currently appears to present any significant credit concerns, although there can be no assurances that no such issues will develop.

Other Income.  Other income increased $25.0 million to $44.2 million for the twelve months ended June 30, 2016 from $19.3 million for the twelve months ended June 30, 2015.  The results for both periods were somewhat elevated as the Company continued its previously announced intention as to the strategic disposition of its investments in real estate joint ventures and real estate held for investment portfolios.  Such sales realized a pretax gain of $37.9 million for the twelve months ended June 30, 2016 versus $11.6 million for the comparable 2015 period.  See additional information under "Comparison of Financial Condition at June 30, 2016 and June 30, 2015," regarding the sales of investments in real estate joint ventures and real estate held for investment.  Net income from investments in real estate joint ventures and income from real estate operations, net decreased by a combined $1.7 million for the year ended June 30, 2016 as compared to the year ended June 30, 2015.  Earnings from these two categories have decreased as the Company disposes of such properties.

Other Expenses.  Other expenses increased $20.2 million to $63.7 million for the twelve months ended June 30, 2016, from $43.5 million for the twelve months ended June 30, 2015.  The increase was primarily due to $18.0 million of prepayment fees incurred in connection with the prepayment of various FHLB advances in the 2016 period, versus $806,000 in the 2015 period.  The 2016 fees were incurred in conjunction with the balance sheet restructures discussed earlier in this filing.  Compensation, payroll taxes and fringe benefits increased $4.0 million to $33.8 million for the twelve months ended June 30, 2016, from $29.7 million for the twelve months ended June 30, 2015.  The increase was largely due to an increase in direct compensation, primarily due to additional staffing and salary adjustments, as well as an increase in cost associated with a nonqualified benefit plan.  Real estate owned operations decreased $1.6 million primarily due to valuation adjustments totaling $1.4 million in the 2015 period.

Income Tax Expense.  Income tax expense for the fiscal year ended June 30, 2016, was $28.5 million, on pre-tax income of $80.8 million, resulting in an effective tax rate of 35.3%.  As of June 30, 2016, the Company adopted Accounting Standards Codification ("ASC") 718, "Compensation—Stock Compensation," as well as Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplify certain aspects of accounting for share-based compensation.  The guidance was retroactively effective to the beginning of the Company's fiscal year, or July 1, 2015.  Under this new guidance, the excess tax benefit associated with the exercise or vesting of stock awards is recorded as a reduction in provision for income taxes.  The adoption of this guidance reduced income tax expense for the twelve months ended June 30, 2016 by approximately $2.1 million.  For the twelve months ended June 30, 2015, income tax expense was $26.2 million, on pre-tax income of $73.1 million, resulting in an effective tax rate of 35.9%.

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
Total Interest Income.  The components of interest income for the years ended June 30, 2015 and 2014, changed as follows:
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

Total Interest Expense. The components of interest expense for the years ended June 30, 2015 and 2014, changed as follows:
	Fiscal Year Ended June 30,				Increase / (decrease)
	2015		2014			Average
	Expense	Cost	Expense	Cost	Expense	Balance	Cost
	(Dollars in thousands)
Savings deposits	$381	0.24%	$386	0.23%	$(5)	$(7,618)	0.01%
Money market	2,508	0.51%	2,062	0.49%	446	74,979	0.02%
Checking accounts	1,732	0.38%	1,867	0.45%	(135)	31,831	(0.07)%
Time deposits	7,228	1.04%	4,300	0.91%	2,928	222,142	0.13%
Total deposits	11,849	0.66%	8,615	0.58%	3,234	321,334	0.08%
Borrowings	22,354	2.57%	22,488	2.60%	-134	8,041	(0.03)%
Total interest expense	$34,203	1.28%	$31,103	1.33%	$3,100	$329,375	(0.05)%
As detailed above, the average balance of deposits increased significantly for the year ended June 30, 2015 versus the comparable 2014 period.  The average balance of deposits increased $321.3 million versus the year ended June 30, 2014 (a growth rate of 21.7%).  The overall cost of deposits increased 8 basis points for the year ended June 30, 2015 versus the comparable 2014 period.  The increase was largely due to the time deposit program.  A significant source of the deposit growth in fiscal 2015 has been brokered deposits.
As detailed in the table above, the average balance of borrowings increased $8.0 million for the year ended June 30, 2015 versus the comparable 2014 period.  Deposit growth has allowed the Company to stabilize borrowings.  The cost of borrowings decreased 3 basis points versus the year ended June 30, 2014.

Net Interest Income Before Provision for Loan Losses.  Net interest income increased $433,000 to $97.6 million for the fiscal year ended June 30, 2015, from $97.1 million for the fiscal year ended June 30, 2014.  The Company's spread and margin for the fiscal year ended June 30, 2015 were 3.00% and 3.17%, respectively.  The spread and margin for the fiscal year ended June 30, 2014 were 3.29% and 3.50%, respectively.  The changes to spread and margin are illustrated in greater detail through the quarterly information provided in the table below. The table itemizes quarterly net interest income, and annualized spread and margin over the identified periods. Due to the significant impact of prepayment penalties, the table details results with and without prepayment penalties.  While prepayment penalty income is expected to continue, significant fluctuations in the level of prepayment income are also expected.

	Including Prepayment Penalties			Excluding Prepayment Penalties *
	Net Interest			Net Interest
	Income Before			Income Before
Quarter Ended	Provision	Spread	Margin	Provision	Spread	Margin
	(Dollars in thousands)
June 30, 2015	$23,921	2.89%	3.05%	$23,091	2.78%	2.95%
March 31, 2015	24,621	3.02%	3.18%	23,363	2.86%	3.01%
December 31, 2014	25,064	3.12%	3.29%	22,894	2.83%	3.01%
September 30, 2014	23,950	2.98%	3.16%	23,003	2.86%	3.04%
June 30, 2014	23,756	3.08%	3.27%	22,871	2.96%	3.15%

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

Other Expenses.  Other expenses increased $4.0 million to $43.5 million for the fiscal year ended June 30, 2015, from $39.5 million for the fiscal year ended June 30, 2014.  The increase was primarily due to real estate owned operations, which increased $1.6 million to $2.0 million for the fiscal year ended June 30, 2015, from $362,000 for the fiscal year ended June 30, 2014.  The increase was primarily due to valuation adjustments on REO properties.  Compensation, payroll taxes and fringe benefits increased $1.2 million, or 4.0%, to $29.7 million for the fiscal year ended June 30, 2015, from $28.6 million for the fiscal year ended June 30, 2014.   The increase was primarily due to increases in direct compensation, due to additional staffing and salary adjustments.  Increases in benefit costs, primarily health insurance, have also contributed to the increase.  In addition to the increases in real estate owned expense and compensation, and fringe benefits, the Company incurred a prepayment penalty of $806,000 in conjunction with the prepayment of a $10 million FHLB advance during the year ended June 30, 2015.

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

Average Balances and Yields.

The following table set forth average balance sheets, average yields and costs, and certain other information for the periods indicated.  No tax-equivalent yield adjustments were made, as the effect thereof was not material.  All average balances are daily average balances.  Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield.  The yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Years Ended June 30,
	2016			2015			2014
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$2,888,196	$125,427	4.34%	$2,628,586	$121,778	4.63%	$2,352,488	$119,004	5.06%
Securities available for sale	229,151	4,566	1.99%	318,809	6,301	1.98%	338,887	6,590	1.94%
Securities held to maturity	140,429	2,737	1.95%	83,853	1,766	2.11%	33,705	820	2.43%
Federal Home Loan Bank Stock	36,507	1,588	4.35%	43,514	1,908	4.38%	44,138	1,801	4.08%
Federal funds sold and short term investments	1,674	6	0.36%	2,484	6	0.25%	4,342	11	0.25%
Total interest-earning assets	3,295,957	134,324	4.08%	3,077,246	131,759	4.28%	2,773,560	128,226	4.62%
Non-interest-earning assets	182,675			177,324			153,686
Total assets	$3,478,632			$3,254,570			$2,927,246
Interest-bearing liabilities:
Savings deposits	$160,302	380	0.24%	$160,591	381	0.24%	$168,209	386	0.23%
Money market	654,899	5,034	0.77%	494,716	2,508	0.51%	419,737	2,062	0.49%
Checking accounts	449,905	1,666	0.37%	451,203	1,732	0.38%	419,371	1,867	0.45%
Time deposits	870,910	10,804	1.24%	693,699	7,228	1.04%	471,558	4,300	0.91%
Total deposits	2,136,016	17,884	0.84%	1,800,209	11,849	0.66%	1,478,875	8,615	0.58%
Borrowings	731,078	16,139	2.21%	871,396	22,354	2.57%	863,355	22,488	2.60%
Total interest-bearing liabilities	2,867,094	34,023	1.19%	2,671,605	34,203	1.28%	2,342,230	31,103	1.33%
Non-interest-bearing liabilities	83,579			67,735			58,429
Total liabilities	2,950,673			2,739,340			2,400,659
Stockholders' equity	527,959			515,230			526,587
Total liabilities and stockholders' equity	$3,478,632			$3,254,570			$2,927,246
Net interest income		$100,301			$97,556			$97,123
Net interest rate spread (2)			2.89%			3.00%			3.29%
Net interest-earning assets (3)	$428,863			$405,641			$431,330
Net interest margin (4)			3.04%			3.17%			3.50%
Ratio of interest-earning assets to interest-bearing liabilities			114.96%			115.18%			118.42%

(1)	Includes nonaccrual loans.
(2)	Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.
(3)	Net interest-earning assets represents total interest-earning assets less interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percent of average interest-earning assets for the period.

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

	Years Ended June 30,			Years Ended June 30,
	2016 vs 2015			2015 vs 2014
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(In thousands)
Interest-earning assets:
Loans, net	$12,027	$(8,378)	$3,649	$13,967	$(11,193)	$2,774
Securities available for sale	(1,772)	37	(1,735)	(390)	101	(289)
Securities held to maturity	1,192	(221)	971	1,220	(274)	946
Federal Home Loan Bank Stock	(307)	(13)	(320)	(25)	132	107
Federal Funds sold and short term investments	(2)	2	-	(5)	-	(5)
Total interest-earning assets	11,138	(8,573)	2,565	$14,766	$(11,233)	$3,533
Interest-bearing liabilities:
Savings accounts	(1)	-	(1)	(17)	12	(5)
Money market	812	1,714	2,526	368	78	446
Checking accounts	(5)	(61)	(66)	142	(277)	(135)
Time deposits	1,846	1,730	3,576	2,026	902	2,928
Total deposits	2,653	3,382	6,035	2,518	716	3,234
Borrowings	(3,600)	(2,615)	(6,215)	209	(343)	(134)
Total interest-bearing liabilities	(947)	767	(180)	2,728	372	3,100
Change in net interest income	$12,084	$(9,340)	$2,745	$12,039	$(11,605)	$433

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

(i)	originating commercial real estate loans that generally tend to have shorter interest duration and generally have interest rates that reset at five years or less (see chart below);
(ii)	investing in shorter duration securities and mortgage-backed securities;
(iii)	obtaining general financing through FHLB advances with a fixed long term;
(iv)	utilizing interest rate swaps or other derivative instruments; and
(v)	obtaining financing through the use of long term brokered deposits and listing services.

The chart below provides maturity/repricing information for the entire loan portfolio, the majority of which is comprised of multifamily and commercial real estate loans.

Loan Portfolio by Reprice/Maturity Date
At June 30, 2016
(Dollars in thousands)
		Weighted	% of Total	Cumulative
Repricing or Maturing Within:	Amount	Avg. Rate	Loans	Percent
Less than 1 year	$177,980	4.36%	5.61%	5.61%
1 - 3 years	931,187	3.61%	29.38%	34.99%
3 - 5 years	1,044,961	3.75%	32.97%	67.96%
5 -7 years	450,967	3.78%	14.23%	82.19%
7 - 10 years	207,615	4.32%	6.55%	88.74%
Greater than 10 years	357,178	4.77%	11.26%	100.00%
	$3,169,888	3.90%	100.00%

As of June 30, 2016, 68.0% of the portfolio mature or reprice in five years or less.

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

The table below sets forth, as of June 30, 2016, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest	Estimated	Estimated Increase (Decrease) in NPV			Increase (Decrease)
Rates (basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
	(Dollars in thousands)
200	$530,202	$($72,558)	(12.04)%	14.86%	(126)
100	566,759	$(36,001)	(5.97)%	15.56%	(57)
0	602,760	—	0.00%	16.12%	—
-100	672,195	$69,435	11.52%	17.41%	129

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2016 in the event of a 100 basis point decrease in interest rates, we would experience a 11.5% increase in net portfolio value.  In the event of 200 and 100 basis point increases in interest rates, we would experience a 12.0% decrease and a 6.0% decrease in net portfolio value, respectively.  These changes in net portfolio value are within the limitations established in our asset and liability management policies.  This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At June 30, 2016 and 2015, cash and cash equivalents totaled $16.6 million and $15.1 million, respectively.  Securities securities classified as available for sale, which provide additional sources of liquidity, totaled $141.9 million and $259.0 million at June 30, 2016 and 2015, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2016, we had $39.5 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $15.5 million in unused lines of credit to borrowers.  Time deposits due within one year of June 30, 2016 totaled $639.8 million, or 28.31% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and FHLB advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits.  We believe, however, based on past experience, that a significant portion of our time deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity currently is the origination of loans and the purchase of loans and securities. During the year ended June 30, 2016, loan originations and purchases totaled $710.1 million and $98.8 million, respectively.  During the year ended June 30, 2015, we originated $668.5 million of loans.  There were no loans purchased during the year ended June 30, 2015.   Security purchases during the years ended June 30, 2016 and 2015 totaled $124.8 million and $99.3 million, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances.  We experienced a net increase in total deposits of $297.3 million and $381.8 million for the fiscal years ended June 30, 2016 and 2015, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of New York, which provide an additional source of funds.  Borrowings reflected a net decrease of $14.7 million and a net decrease of $171.1 million during the fiscal years ended June 30, 2016 and 2015, respectively.  FHLB advances have primarily been used to fund loan demand and provide longer-term sources of funding.  At June 30, 2016, the Company had additional borrowing capacity of $703.9 million with the FHLB.

Oritani Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2016, Oritani Bank exceeded all regulatory capital requirements.  Oritani Bank is considered "well capitalized" under regulatory guidelines.  See "Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements" and Note 17 of the Notes to the Consolidated Financial Statements.

The management of liquidity described in the above paragraphs primarily pertains to Oritani Bank.  The Company, on an unconsolidated basis, also has liquidity sources and uses.  The Company's primary, recurring source of funds has been dividends from Oritani Bank.  As a wholly owned subsidiary of the Company, the Bank will typically distribute its net income to the Company as a dividend.  Under the New Jersey Banking Act, a stock savings bank may declare and pay a dividend on its capital stock only to the extent that the payment of the dividend would not impair the capital stock of the savings bank. In addition, a stock savings bank may not pay a dividend unless the savings bank would, after the payment of the dividend, have a surplus of not less than 50% of its capital stock, or alternatively, the payment of the dividend would not reduce the surplus. Additionally, Oritani Bank must notify the Federal Reserve Board thirty days before declaring any dividend to the Company. The Federal Reserve Board may object to the payment of the dividend if it deems it to be unsafe or unsound or a violation of a law, regulation or order or if the institution will be undercapitalized after the dividend. An inability of Oritani Bank to pay dividends may restrict the Company's ability to pay dividends.

The Company's primary use of funds has been dividends to shareholders and repurchases of common stock.  The declarations of such dividends are at the discretion of the Company and the dividend amount could be reduced or eliminated if the payment of a dividend to shareholders would result in a liquidity concern.  The Company's loan portfolio was an additional source and use of funds.  The Company periodically originated loans which were a significant use of funds.  The principal and interest payments from these loans provided a recurring source of funds.  The majority of the Company's loans were directly or indirectly related to entities in the Company's investment in real estate joint ventures and real estate held for investment portfolios.  The Company announced its intention to explore the strategic disposition of the properties and interests in these portfolios.  As of June 30, 2016, the properties and interests in these portfolios were disposed, the related loans were repaid and the sales activity and loan repayments were a significant, but transitory, source of funds.  In addition, the Company secured external financing, a source of funds independent of the Bank.  At June 30, 2016 and 2015, the Company had $12.5 million in borrowings outstanding from another financial institution.  In addition, at June 30, 2016 and 2015, the Company, on an unconsolidated basis, had cash and cash equivalents of $66.2 million and $29.7 million, respectively.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at June 30, 2016. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Federal Home Loan Bank advances	$317,000	$155,735	$178,953	$129,935	$781,623
Operating leases	753	1,157	857	79	2,846
Total	$317,753	$156,892	$179,810	$130,014	$784,469
Commitments to extend credit	$39,549	$—	$—	$—	$39,549
Unadvanced construction loans	$443	$—	$—	$—	$443
Unused lines of credit	$15,522	$—	$—	$—	$15,522
Commitments to purchase securities	$1,196	$—	$—	$—	$1,196

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

For information regarding market risk, see "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operation – Management of Market Risk."

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

Oritani Financial Corp.'s management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2016.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992).  Based on our assessment we believe that, as of June 30, 2016, the Company's internal control over financial reporting is effective based on those criteria.

Oritani Financial Corp.'s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of June 30, 2016. This report appears on page 56.

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

Information regarding director nominees, incumbent directors, executive officers, the Audit Committee of the board of directors, Audit Committee financial experts and procedures by which stockholders may recommend director nominees required by this item is set forth under "Proposal I Election of Directors" under the captions "Directors," "Executive Officers," "Nominees for Directors," "Continuing Directors," "Board Meetings and Committees," "Corporate Governance, Code of Ethics and Business Conduct" and "Procedures for the Consideration of Board Candidates Submitted by Stockholders" in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 22, 2016 and is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under "General Information" under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 22, 2016 and is incorporated herein by reference.

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

The information required by this item is set forth under "Proposal 1 Election of Directors" under the captions "Compensation Committee," "Executive Compensation" and "Director Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 22, 2016 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is set forth under "General Information" under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 22, 2016 and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of June 30, 2016 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options (1)	Weighted Average Exercise Price (2)	Number of Securities Remaining Available for Issuance Under Plan
Equity compensation plans approved by stockholders	3,734,219	$11.50	342,407	(3)
Equity compensation plans not approved by stockholders	—	—	—
	3,734,219	$11.50	342,407

(1)	Consists of outstanding stock options to purchase 3,734,219 shares of common stock granted under the Company's stock-base compensation plans.

(2)	The weighted average exercise price reflects the exercise price of $10.43 per share for 1,169,467 stock options granted in 2008; an exercise price of $9.67 per share for 6,000 stock options granted in 2010; an exercise price of $11.95 per share for 2,527,952 stock options granted in 2011; an exercise price of $14.55 per share for 12,000 stock options granted in 2012, an exercise price of $16.19 per share for 14,000 stock options granted in 2013 and $15.42 per share for 4,800 stock options for granted in 2014 under the Company's stock-based compensation plans.

(3)	Represents the number of available shares that may be granted as stock options and stock awards under the Company's stock-based compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS, AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set  forth under "Proposal I Election of Directors" under the caption "Director Independence" and "Transactions With Certain Related Persons" in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 22, 2016 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under "Proposal II Ratification of the Appointment of the Independent Registered Public Accounting Firm" in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 22, 2016 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.
(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Balance Sheets—at June 30, 2016 and 2015
(C)	Consolidated Statements of Income—Years ended June 30, 2016, 2015 and 2014
(D)	Consolidated Statements of Comprehensive Income—Years ended June 30, 2016, 2015 and 2014
(E)	Consolidated Statements of Stockholders' Equity—Years ended June 30, 2016, 2015 and 2014
(F)	Consolidated Statements of Cash Flows—Years ended June June 30, 2016, 2015 and 2014
(G)	Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Oritani Financial Corp.
Township of Washington, New Jersey:

We have audited the accompanying consolidated balance sheets of Oritani Financial Corp. and subsidiaries (the Company) as of June 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oritani Financial Corp. and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 13, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP
Short Hills, New Jersey
September 13, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Oritani Financial Corp.
Township of Washington, New Jersey:

We have audited Oritani Financial Corp. and subsidiaries' (the Company) internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Oritani Financial Corp. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Oritani Financial Corp. and subsidiaries as of June 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2016, and our report dated September 13, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Short Hills, New Jersey
September 13, 2016

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
Assets	2016	2015
Cash on hand and in banks	$16,243	$11,380
Federal funds sold and short term investments	328	3,749
Cash and cash equivalents	16,571	15,129
Loans, net	3,131,957	2,756,212
Securities available for sale, at fair value	141,850	258,963
Securities held to maturity, fair value of $170,706 and $107,749, respectively.	168,107	107,990
Bank Owned Life Insurance (at cash surrender value)	93,327	90,609
Federal Home Loan Bank of New York ("FHLB") stock, at cost	38,003	39,898
Accrued interest receivable	9,943	9,266
Investments in real estate joint ventures, net	4,307	6,658
Real estate held for investment	—	655
Real estate owned	487	4,059
Office properties and equipment, net	14,338	14,431
Deferred tax assets, net	47,360	41,356
Other assets	3,088	7,839
Total Assets	$3,669,338	$3,353,065

Liabilities
Deposits	$2,260,003	$1,962,737
Borrowings	781,623	796,372
Advance payments by borrowers for taxes and insurance	21,415	20,445
Other liabilities	71,097	55,841
Total liabilities	3,134,138	2,835,395

Stockholders' Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 45,247,420 shares outstanding at June 30, 2016 and 44,012,239 shares outstanding at June 30, 2015	562	562
Additional paid-in capital	513,177	508,999
Restricted Stock Awards	(4,242)	(8,088)
Treasury stock, at cost; 10,997,645 shares at June 30, 2016 and 12,232,826 shares at June 30, 2015	(146,173)	(162,344)
Unallocated common stock held by the employee stock ownership plan	(20,481)	(22,803)
Retained income	202,429	203,192
Accumulated other comprehensive income, net of tax	(10,072)	(1,848)
Total stockholders' equity	535,200	517,670
Total Liabilities and Stockholders' Equity	$3,669,338	$3,353,065

See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income
Years ended June 30, 2016, 2015 and 2014

	Years ended June 30,
	2016	2015	2014
	(Dollars in thousands, except per share data)
Interest income:
Interest on mortgage loans	$125,427	$121,778	$119,004
Interest on securities available for sale	4,566	6,301	6,590
Interest on securities held to maturity	2,737	1,766	820
Dividends on FHLB stock	1,588	1,908	1,801
Interest on federal funds sold and short term investments	6	6	11
Total interest income	134,324	131,759	128,226
Interest expense:
Deposits (note 10)	17,884	11,849	8,615
Borrowings (note 12)	16,139	22,354	22,488
Total interest expense	34,023	34,203	31,103
Net interest income before provision for loan losses	100,301	97,556	97,123
Provision for loan losses (note 5)	—	200	700
Net interest income after provision for loan losses	100,301	97,356	96,423
Other income:
Service charges	862	913	1,084
Real estate operations, net	301	1,350	1,135
Net income from investments in real estate joint ventures	1,177	1,805	860
Bank Owned Life Insurance income	2,718	2,555	2,018
Net gain on sale of securities	990	768	51
Net gain (loss) on sale of assets and loans	37,544	11,616	(58)
Net gain (loss) on sale of real estate owned	328	(9)	221
Other income	324	284	291
Total other income	44,244	19,282	5,602
Operating expenses:
Compensation, payroll taxes and benefits (notes 14 and 15)	33,774	29,745	28,593
Advertising	361	385	360
Office occupancy and equipment expense (notes 9 and 16)	3,002	3,003	3,043
Data processing service fees	2,030	1,961	1,814
Federal insurance premiums	1,649	1,571	1,340
Real estate owned expense	342	1,954	362
FHLBNY prepayment penalties	17,988	806	—
Other expenses	4,570	4,097	3,966
Total operating expenses	63,716	43,522	39,478

Income before income tax expense	80,829	73,116	62,547
Income tax expense (note 11)	28,534	26,214	21,488
Net income	$52,295	$46,902	$41,059
Basic income per common share	$1.25	$1.13	$0.96
Diluted income per common share	$1.21	$1.10	$0.94

 See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
Years ended June 30, 2016, 2015 and 2014
(In thousands)

	Years ended June 30,
	2016	2015	2014
Net of tax:
Net income	$52,295	$46,902	$41,059
Other comprehensive income, net of tax:
Change in unrealized holding gain (loss) on securities available for sale	595	(820)	(787)
Reclassification adjustment for security (gains) losses included in net income	(562)	(412)	28
Change in unrealized loss on interest rate swaps	(7,916)	(2,111)	(1,436)
Amortization related to post-retirement obligations	129	54	46
Change in funded status of retirement obligations	(470)	(753)	(87)
Total other comprehensive loss	(8,224)	(4,042)	(2,236)
Total comprehensive income	$44,071	$42,860	$38,823

See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years ended June 30, 2016, 2015 and 2014
(Dollars in thousands)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Un- allocated common stock held by ESOP	Retained income	Accumu- lated other compre- hensive loss, net of tax	Total stock- holders' equity
Balance at June 30, 2015	44,012,239	$562	$508,999	$(8,088)	$(162,344)	$(22,803)	$203,192	$(1,848)	$517,670
Net income	—	—	—	—	—	—	52,295	—	52,295
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(8,224)	(8,224)
Cash dividend declared	—	—	—	—	—	—	(50,007)	—	(50,007)
Purchase of treasury stock	(100,978)	—	—	—	(1,593)	—	—	—	(1,593)
Issuance of restricted stock awards	10,000	—	—	(133)	133	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	5,970	—	—	—	—	—	5,970
ESOP shares allocated or committed to be released	—	—	2,095	—	—	2,322	—	—	4,417
Exercise of stock options	1,332,159	—	—	—	17,704	—	(2,999)	—	14,705
Vesting of restricted stock awards	—	—	(3,887)	3,906	—	—	(19)	—	—
Forfeiture of restricted stock awards	(6,000)	—	—	73	(73)	—	—	—	—
Cumulative effect of change in accounting principle-adoption of ASU 2016-09	—	—	—	—	—	—	(33)	—	(33)
Balance at June 30, 2016	45,247,420	$562	$513,177	$(4,242)	$(146,173)	$(20,481)	$202,429	$(10,072)	$535,200

See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity, continued
Years ended June 30, 2016, 2015 and 2014
(Dollars in thousands)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Un- allocated common stock held by ESOP	Retained income	Accumu- lated other compre- hensive income (loss), net of tax	Total stock- holders' equity
Balance at June 30, 2013	45,391,031	$562	$499,961	$(15,730)	$(141,142)	$(25,887)	$196,516	$4,430	$518,710
Net income	—	—	—	—	—	—	41,059	—	41,059
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(2,236)	(2,236)
Cash dividend declared	—	—	—	—	—	—	(40,438)	—	(40,438)
Purchase of treasury stock	(368,945)	—	—	—	(5,533)	—	—	—	(5,533)
Issuance of restricted stock awards	28,000	—	—	(364)	364	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	6,047	—	—	—	—	—	6,047
ESOP shares allocated or committed to be released	—	—	1,389	—	—	1,556	—	—	2,945
Exercise of stock options	460,046	—	—	—	5,990	—	(1,146)	—	4,844
Vesting of restricted stock awards	—	—	(3,857)	3,878	—	—	(21)	—	—
Forfeiture of restricted stock awards	(10,800)	—	—	130	(130)	—	—	—	—
Tax benefit from stock-based compensation	—	—	894	—	—	—	—	—	894
Balance at June 30, 2014	45,499,332	$562	$504,434	$(12,086)	$(140,451)	$(24,331)	$195,970	$2,194	$526,292
Net income	—	—	—	—	—	—	46,902	—	46,902
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(4,042)	(4,042)
Cash dividend declared	—	—	—	—	—	—	(39,514)	—	(39,514)
Purchase of treasury stock	(1,549,403)	—	—	—	(22,720)	—	—	—	(22,720)
Compensation cost for stock options and restricted stock	—	—	6,049	—	—	—	—	—	6,049
ESOP shares allocated or committed to be released	—	—	1,187	—	—	1,528	—	—	2,715
Exercise of stock options	68,710	—	—	—	908	—	(137)	—	771
Vesting of restricted stock awards	—	—	(3,888)	3,917	—	—	(29)	—	—
Forfeiture of restricted stock awards	(6,400)	—	—	81	(81)	—	—	—	—
Tax benefit from stock-based compensation	—	—	1,217	—	—	—	—	—	1,217
Balance at June 30, 2015	44,012,239	$562	$508,999	$(8,088)	$(162,344)	$(22,803)	$203,192	$(1,848)	$517,670

See accompanying notes to audited consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended June 30, 2016, 2015 and 2014

	Years ended June 30,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$52,295	$46,902	$41,059
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	10,387	8,764	8,992
Tax benefit from stock-based compensation	2,118	1,217	894
Depreciation of premises and equipment	910	935	957
Net amortization and accretion of premiums and discounts on securities	1,145	1,232	1,230
Provision for losses on loans	—	200	700
Amortization and accretion of deferred loan fees, net	(3,371)	(3,768)	(3,034)
Decrease (increase) in deferred taxes	229	(3,707)	(2,871)
Loss on sale of loans	—	—	58
Gain on sale of securities	(990)	(768)	(51)
Gain on sale of real estate joint ventures and real estate investments	(37,544)	(11,616)	—
(Gain) loss on sale of real estate owned	(328)	9	(221)
Writedown of real estate owned	250	1,430	196
Proceeds from sale of real estate owned	3,967	1,363	1,191
Increase in cash surrender value of bank owned life insurance	(2,718)	(2,555)	(2,018)
(Increase) decrease in accrued interest receivable	(677)	948	(100)
(Increase) decrease in other assets	(9,708)	127	2,847
Increase in other liabilities	16,008	8,192	7,022
Net cash provided by operating activities	31,973	48,905	56,851
Cash flows from investing activities:
Net increase in loans receivable	(273,846)	(251,699)	(229,186)
Purchase of mortgage loans	(98,845)	—	—
Purchase of securities available for sale	(42,213)	—	(180,680)
Purchase of securities held to maturity	(82,591)	(99,289)	(3,116)
Proceeds from payments, calls and maturities of securities available for sale	59,188	84,804	94,221
Proceeds from payments, calls and maturities of securities held to maturity	22,010	20,291	3,653
Proceeds from sales of securities available for sale	100,468	37,912	18,129
Proceeds from sales of securities held to maturity	—	3,375	8,938
Purchase of Bank Owned Life Insurance	—	(20,000)	(6,040)
Net decrease (increase) in Federal Home Loan Bank of New York stock	1,895	9,148	(6,276)
Proceeds from sale of real estate joint ventures and real estate investments	38,614	11,814	—
Net (increase) decrease in real estate held for investment	(23)	(263)	41
Net decrease (increase) in real estate joint ventures	648	(170)	(1,726)
Purchase of fixed assets	(835)	(692)	(572)
Net cash used by investing activities	(275,530)	(204,769)	(302,614)

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
Years Ended June 30, 2016, 2015 and 2014

	2016	2015	2014
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	$297,266	$381,762	$161,272
Net proceeds from issuance of common stock	14,705	771	4,844
Purchase of treasury stock	(1,593)	(22,720)	(5,533)
Dividends paid to shareholders	(50,007)	(39,514)	(40,438)
Increase in advance payments by borrowers for taxes and insurance	970	4,340	299
Proceeds from borrowed funds	353,433	119,180	298,770
Repayment of borrowed funds	(368,182)	(290,251)	(164,999)
Payment of employee taxes withheld from shared-based awards	(1,593)	(1,506)	(1,586)
Net cash provided by financing activities	244,999	152,062	252,629
Net increase (decrease) in cash and cash equivalents	1,442	(3,802)	6,866
Cash and cash equivalents at beginning of period	15,129	18,931	12,065
Cash and cash equivalents at end of period	$16,571	$15,129	$18,931

Supplemental cash flow information:
Cash paid during the period for:
Interest	$34,475	$35,263	$30,931
Income taxes	$27,272	$25,224	$22,784
Noncash transfer
Loans receivable transferred to real estate owned	$317	$2,949	$3,350

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

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at June 30, 2016 and 2015, and in the Consolidated Statements of Income for the years ended June 30, 2016, 2015 and 2014. Actual results could differ significantly from those estimates.

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

Securities

Securities include debt, mortgage-backed and marketable equity securities. Management determines the appropriate classification of securities as either available for sale or held to maturity at the purchase date. Securities that may be sold in response to changing market and interest rate conditions or as part of an overall asset/liability strategy are classified as available for sale. Gains or losses on sales of securities available for sale are based upon the specific-identification method. Securities classified as available for sale are carried at fair value with unrealized gains and losses net of applicable taxes, included in accumulated other comprehensive income (loss), a component of equity. If management has the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity. Securities held to maturity are carried at cost, adjusted for unamortized purchase premiums and discounts. Premiums and discounts on securities are accreted or amortized using the level-yield method over the estimated lives of the securities, including the effect of prepayments. Any portion of unrealized loss on an individual equity security deemed to be other than temporarily impaired is recognized as a loss in operations in the period in which such determination is made. For debt investment securities deemed other than temporarily impaired, the investment is written down through current earnings by the impairment related to the estimated credit loss and the non-credit related impairment is recognized in other comprehensive income.  In the ordinary course of business, securities are pledged as collateral in conjunction with the Company's borrowings, lines of credit and derivative portfolios.

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

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement. Loans individually classified as impaired include loans which have a principal balance balances of $1.0 million or more and are ninety days or more delinquent, unless a condition exists for loans less than $1.0 million that would increase the Bank's potential loss exposure.  All TDRs are considered impaired loans, regardless of their principal balance.  Impaired loans are individually assessed to determine that each loan's carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows. Residential mortgage and consumer loans are deemed smaller balance homogeneous loans which are evaluated collectively for impairment and are generally excluded from the population of impaired loans.

The portion of any residential real estate mortgage loan that is not adequately secured is generally charged off when deemed to be uncollectible unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include; a loan that is adequately secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate. Charge-offs of commercial real estate mortgage loans are made on the basis of management's ongoing evaluation of nonperforming loans. In the ordinary course of business, loans are pledged as collateral in conjunction with the Company's borrowings.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged to income based on management's evaluation of the probable losses inherent in its portfolio. Such evaluation includes a review of the entire loan portfolio, including all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions and other matters which warrant consideration. Subsequent recoveries, if any, are credited to the allowance.

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

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Federal Home Loan Bank of New York Stock

The Bank, as a member of the Federal Home Loan Bank of New York ("FHLB"), is required to hold shares of capital stock in the FHLB in an amount based on the Bank's total investment in mortgage related assets and advances. The requirement pertaining to mortgage related assets is a range from 0.10% to 0.25% of mortgage related assets, and is currently equal to 0.20%. The requirement pertaining to advances is a range from 4.0% to 5.0% of total advances, and is currently equal to 4.5%. The stock is carried at cost. In performing our other-than-temporary impairment analysis of FHLB stock, we evaluated, among other things, (i) its earnings performance, including the significance of any decline in net assets of the FHLB as compared to the regulatory capital amount of the FHLB, (ii) the commitment by the FHLB to make required dividend payments, and (iii) the liquidity position of the FHLB. We do not consider this security to be impaired at June 30, 2016.

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

Employee Benefit Plans

The Bank has a defined benefit pension plan which covered all employees who satisfied the eligibility requirements.  The Plan was frozen as of December 31, 2008.  The defined benefit pension plan is a multi-employer plan.  Costs of the pension plan are based on the contribution required to be made to the program.  The Bank's policy is to fund at least the minimum contribution required by the Employee Retirement Income Security Act of 1974, as amended.

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

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company's equity incentive plan is accounted for in accordance with ASC 718, "Compensation-Stock Compensation".  This guidance requires companies to recognize in the statement of earnings the grant-date fair value of stock based awards issued to employees.  Compensation cost related to stock based awards is recognized on a straight-line basis over the requisite service periods.  In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" ("ASU 2016-09"), an amendment to ASC 718.  The update simplifies certain aspects of accounting for share-based payments.  The amendments include the following:
• Excess tax benefits and deficiencies resulting from exercise or vesting of stock awards are recorded as income tax expense or benefit on the income statement.  Previously, excess tax benefits and certain tax deficiencies were recorded in additional paid-in capital.  This update is required to be applied prospectively upon adoption.
• For diluted earnings per share calculations, excess tax benefits are no longer included in assumed proceeds when determining average diluted shares outstanding under the treasury stock method, resulting in changes to average diluted shares outstanding.  This update is required to be applied prospectively upon adoption.
• Excess tax benefits or deficiencies are included as income tax expense as discrete items in the period in which they occur, which impact the effective tax rate in each reporting period; however, these discrete items are not included in the projected annual effective tax rate calculation.  This update is required to be applied prospectively upon adoption.
• Excess tax benefits are presented as cash flows from operating activities.  Previously, excess tax benefits were included as a cash inflow from financing activities.  This update may be applied either prospectively or retrospectively upon adoption.  This update was applied retrospectively upon adoption.
• Cash paid by an employer to taxing authorities when withholding shares for tax withholding purposes is presented as cash outflows from financing activities.  Previously, there was no specific guidance on cash flow presentation, and these outflows were presented within cash flows from operating activities.  This update is required to be applied retrospectively upon adoption.
• An accounting policy election, at the entity level using a modified retrospective transition method, to account for forfeitures as they occur or estimate the number of awards expected to be forfeited, as is currently required.  The Company elected to account for forfeitures as they occur.

The update is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted.  Any adjustments from the update is required to be applied as of the beginning of the year of adoption.  The Company adopted the update during the quarter ended June 30, 2016, and has retroactively applied the guidance effective as of July 1, 2017.  The update under ASC 718 resulted in a cumulative effect debit adjustment of $33,000 to retained earnings as of July 1, 2015.  The most significant impact of the amended guidance resulted in recognition of excess tax benefits within income tax expense, which resulted in an increase to net income and earnings per share.  In addition, this guidance increases average diluted shares, since the Company no longer includes such excess tax benefits in the calculation of diluted shares.  Certain amounts or ratios presented herein for 2016 interim periods have been restated to reflect the adoption of this new guidance.  Adoption of this update does not affect the  Company or Bank's total equity, book value per share, or regulatory capital ratios.

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

Comprehensive Income

Comprehensive income is comprised of  net income and other comprehensive income. Other comprehensive income includes items recorded directly to equity, such as unrealized gains and losses on securities available for sale, change in actuarial gains and losses on other post retirement benefits, unrealized gains and losses on derivatives used in cash flow hedging relationships, and change in service cost on other postretirement benefits, net of taxes. Comprehensive income and its components is presented in the consolidated statements of comprehensive income for all periods presented. See Note 22 for additional disclosures.

Earnings Per Share

Basic earnings per share, or EPS, is computed by dividing net income by the weighted average number of shares outstanding for the period.  The weighted average common shares outstanding include the average number of shares of common stock outstanding and allocated or committed to be released Employee Stock Ownership Plan shares.

Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options and unvested shares of restricted stock were exercised and converted into common stock.  These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method.  The Company adopted ASU 2016-09 during the quarter ended June 30, 2016, retroactively effective July 1, 2015.  The update amended the diluted earnings per share calculation in that excess tax benefits are no longer included in assumed proceeds when determining average diluted shares outstanding under the treasury stock method.  This guidance is required to be applied prospectively upon adoption.  For further discussion, see Note 1, "Summary of Significant Accounting Policies—Employee Benefit Plans".

When applying the treasury stock method for the year ended June 30, 2016, we add the assumed proceeds from option exercises and the average unamortized compensation costs related to unvested shares of restricted stock and stock options.  We then divide this sum by our average stock price to calculate shares repurchased.  The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted EPS.  For the years ended June 30, 2015 and 2014, we added: (1) the assumed proceeds from option exercises; (2) the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized compensation costs related to unvested shares of restricted stock and stock options.  We then divided this sum by our average stock price to calculate shares repurchased.  The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted EPS.

Reclassifications

Certain items previously reported have been reclassified to conform with the current period's reporting format.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2) Stock Repurchase Program

On March 4, 2015, the Board of Directors of the Company authorized a fourth stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5% of the outstanding shares, or 2,205,451 shares.  At June 30, 2016, a total of 13,179,026 shares were acquired under repurchase programs at a weighted average cost of $13.28 per share. The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company's liquidity and capital requirements, and alternative uses of capital. Repurchased shares are held as treasury stock and will be available for general corporate purposes.  The Company may also conduct repurchases through a Rule 10b5-1trading plan. At June 30, 2016, there are 1,987,506 shares yet to be purchased under the current repurchase plan.

(3) Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and in banks and federal funds sold and short term investments which are generally sold for one-day periods. There are no restrictions on the Company's cash and cash equivalents.

(4) Loans

A comparative summary of loans at June 30, 2016 and 2015 is as follows:

	June 30, 2016	June 30, 2015
	(In thousands)
Residential	$223,701	$186,342
Residential commercial real estate	1,596,876	1,229,816
Credit/grocery retail commercial real estate	457,058	481,216
Other commercial real estate	887,443	894,016
Construction and land loans	4,810	6,132
Total loans	3,169,888	2,797,522
Less:
Deferred loan fees, net	7,980	10,421
Allowance for loan losses	29,951	30,889
Net loans	$3,131,957	$2,756,212

At June 30, 2016 and 2015, the Company had fixed-rate mortgage commitments of $12.5 million and $13.3 million, respectively, and variable-rate mortgage commitments of $27.0 million and $40.8 million, respectively, which are not included in the accompanying consolidated financial statements. The rate range of the fixed rate commitments at June 30, 2016 was 2.88% to 4.25%. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. There is no exposure to credit loss in the event the other party does not exercise its right to borrow under the commitment.

Our residential lending area generally encompasses northern New Jersey.  Our market area for commercial lending, including residential CRE, is broader, generally including the state of New Jersey, eastern Pennsylvania, southern New York, New York City, Long Island and parts of Connecticut, Virginia, Delaware and Maryland.  Our consumer lending is generally limited to the bank's designated lending area which is considerably closer to our branch offices.

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

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The aggregate amount of loans to our executive officers, directors and their related entities was $33.5 million and $38.3 million  at June 30, 2016 and 2015, respectively. There were no new loans  to executive officers, directors and their related entities for the fiscal year ended June 30, 2016.   New loans to executive officers, directors and their related entities for the fiscal year ended June 30, 2015 totaled $2.0 million. Repayments from executive officers, directors and their related entities for the fiscal year ended June 30, 2016 and 2015, totaled $4.9 million and $6.2 million, respectively.  These loans were performing according to their original terms at June 30, 2016.

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

Management performs a quarterly evaluation of the adequacy of the allowance for loan losses.  The analysis of the allowance for loan losses has two components: specific and general allocations.  Loan risk ratings are an important part of the evaluation of the adequacy of the allowance for loan losses.  The Credit department classifies all loans within the following categories: Superior, Desirable, Pass, Low Pass, Watch, Special Mention, Substandard, Doubtful or Loss.  The Company utilizes the services of a third party loan review firm to evaluate the loan ratings assigned by the Credit department and related file maintenance items.  Reviews are performed quarterly and, on an annual basis, the third party firm reviews an aggregate of approximately 65% of the commercial real estate portfolios, including a sampling of both new and seasoned loans, a review of all "Regulation O" loans, construction loans with balances of $250,000 or more, and review of all criticized or classified CRE loans with balances of $250,000 or more.  Their scope is determined by the Audit Committee.  The firm prepares quarterly reports that include a rating for all loans reviewed over the period.  There is typically a very high degree of correlation between the loan ratings assigned by the Credit department and the loan ratings determined by the third party loan review firm.

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

The Superior, Desirable, Pass, Low Pass and Watch ratings are all considered to be "Pass" classification loans.  A general reserve is determined for such loans by segregating the Pass classification loans by segment. The following issues are evaluated and general reserve factors are calculated for each loan segment for each issue:

• Historical charge-offs,
• Lending policy and procedures,
• Economic and business conditions,
• Nature and volume of portfolio,
• Lending staff,
• Volume and severity of delinquent loans,
• Loan review system,
• Collateral values, and
• Concentrations of credit.

In the process of determining appropriate reserve factors regarding historical charge-offs, both a look back period and loss emergence periods were utilized.  The look back period is the time frame used to measure historical charge-offs.  The look back period utilized by the Company was six years.  The loss emergence period represents the estimated average time between when a loss event occurs and when such loss is specifically reserved or charged off by the Company.  The loss emergence period utilized by the Company varied by loan segment, and ranged from 12 to 35 months.

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

The results of this quarterly process are summarized and processed accordingly. All supporting documentation is maintained by the Chief Financial Officer. A summary of loan loss allowances is presented to the Audit Committee on a quarterly basis for approval.

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

Our allowance for loan losses in recent years reflects probable losses resulting from the actual growth in our loan portfolio, ongoing local and regional economic conditions and our overall levels of charge-offs, delinquencies, impaired loans and nonaccrual loans. We believe the allowance for loan losses at June 30, 2016 adequately reflects our portfolio credit risk, given our emphasis on commercial real estate lending and current market conditions.

Although we believe we have established and maintained the allowance for loan losses at adequate levels, adjustments may be necessary if future economic and other conditions differ substantially from the current operating environment.  Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the FDIC and the NJDOBI, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to them at the time of their examination. The most recent such examination was performed by the FDIC as of March 31, 2016.

The Company previously maintained an unallocated component related to the general allowance.  Management did not target a specific unallocated percentage of the total general allocation, or total allowance for loan losses.  The primary purpose of the unallocated component was to account for the inherent imprecision of the loss estimation process related primarily to periodic updating of appraisals on impaired loans, as well as periodic updating of commercial loan credit risk ratings by loan officers and the Company's internal credit review process.   Enhancements in the allowance for loan loss methodology during the year ended June 30, 2015 eliminated the use of the unallocated component.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Activity in the allowance for loan losses is summarized as follows:

	2016	2015	2014
	(In thousands)
Balance at beginning of year	$30,889	$31,401	$31,381
Provisions charged to operations	-	200	700
Recoveries	9	1	1,029
Loans charged off	(947)	(713)	(1,709)
Balance at end of year	$29,951	$30,889	$31,401

The following tables provide the twelve month activity in the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	Year ended June 30, 2016
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,521	$10,814	$4,042	$13,943	$569	$—	$30,889
Charge-offs	(98)	—	—	(849)	—	—	(947)
Recoveries	—	—	—	9	—	—	9
Provisions	(123)	2,023	(396)	(1,253)	(251)	—	—
Ending balance	$1,300	$12,837	$3,646	$11,850	$318	$—	$29,951

	Year ended June 30, 2015
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,568	$5,327	$2,652	$17,995	$1,108	$2,751	$31,401
Charge-offs	(333)	—	—	(380)	—	—	(713)
Recoveries	—	—	—	—	1	—	1
Provisions	286	5,487	1,390	(3,672)	(540)	(2,751)	200
Ending balance	$1,521	$10,814	$4,042	$13,943	$569	$—	$30,889

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at June 30, 2016 and 2015.

	At June 30, 2016
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$20	$—	$—	$51	$47	$118
Collectively evaluated for impairment	1,280	12,837	3,646	11,799	271	29,833
Total	$1,300	$12,837	$3,646	$11,850	$318	$29,951
Loans receivable:
Individually evaluated for impairment	$3,631	$310	$—	$9,154	$56	$13,151
Collectively evaluated for impairment	220,070	1,596,566	457,058	878,289	4,754	3,156,737
Total	$223,701	$1,596,876	$457,058	$887,443	$4,810	$3,169,888

	June 30, 2015
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for credit losses
Individually evaluated for impairment	$20	$27	$—	$1,290	$28	$1,365
Collectively evaluated for impairment	1,501	10,787	4,042	12,653	541	29,524
Total	$1,521	$10,814	$4,042	$13,943	$569	$30,889
Loans receivable:
Individually evaluated for impairment	$3,780	$311	$—	$11,439	$224	$15,754
Collectively evaluated for impairment	182,562	1,229,505	481,216	882,577	5,908	2,781,768
Total	$186,342	$1,229,816	$481,216	$894,016	$6,132	$2,797,522

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

The following table provides information about the loan credit quality at June 30, 2016 and 2015:

	Credit Quality Indicators at June 30, 2016
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$199,911	$18,882	$531	$4,377	$—	$223,701
Residential commercial real estate	1,583,686	9,563	3,317	310	—	1,596,876
Credit/grocery retail commercial real estate	438,562	15,523	2,973	—	—	457,058
Other commercial real estate	798,457	51,567	17,553	19,866	—	887,443
Construction and land loans	4,754	-	—	56	—	4,810
Total	$3,025,370	$95,535	$24,374	$24,609	$—	$3,169,888

	Credit Quality Indicators at June 30, 2015
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$162,769	$18,236	$416	$4,921	$—	$186,342
Residential commercial real estate	1,203,514	18,487	2,125	5,690	—	1,229,816
Credit/grocery retail commercial real estate	477,351	3,865	—	—	—	481,216
Other commercial real estate	790,076	68,689	15,366	19,885	—	894,016
Construction and land loans	5,908	—	—	224	—	6,132
Total	$2,639,618	$109,277	$17,907	$30,720	$—	$2,797,522

Included in loans are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of nonaccrual loans at June 30, 2016, 2015 and 2014 were $10.0 million, $12.6 million and $18.0 million, respectively. If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $555,000 and $878,000 and $562,000 for the years ended June 30, 2016, 2015, and 2014 respectively. The Company has no loans past due 90 days or more that are still accruing interest.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the delinquency and accrual status of the loan portfolio at June 30, 2016 and 2015:

	At June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (1)
	(In thousands)
Residential	$1,745	$531	$684	$2,960	$220,741	$223,701	$931
Residential commercial real estate	3,601	1,166	—	4,767	1,592,109	1,596,876	310
Credit/grocery retail CRE	—	—	—	—	457,058	457,058	—
Other commercial real estate	3,746	—	1,641	5,387	882,056	887,443	8,671
Construction and land loans	—	—	56	56	4,754	4,810	56
Total	$9,092	$1,697	$2,381	$13,170	$3,156,718	$3,169,888	$9,968

	At June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (2)
	(In thousands)
Residential	$340	$432	$888	$1,660	$184,682	$186,342	$1,329
Residential commercial real estate	—	311	—	311	1,229,505	1,229,816	311
Credit/grocery retail CRE	—	—	—	—	481,216	481,216	—
Other commercial real estate	3,278	—	3,569	6,847	887,169	894,016	10,711
Construction and land loans	—	—	224	224	5,908	6,132	224
Total	$3,618	$743	$4,681	$9,042	$2,788,480	$2,797,522	$12,575

(1)	Included in nonaccrual loans at June 30, 2016 are residential loans totaling $180,000 that were 30-59 days past due; residential loans totaling $66,000, residential CRE loans totaling $310,000 and other CRE loans totaling $7.0 million that were less than 30 days past due.

(2)	Included in nonaccrual loans at June 30, 2015 are other commercial real estate loans totaling $1.1 million that were 30-59 days past due; residential loans totaling $16,000 and residential CRE loans totaling $311,000 that were 60-89 days past due, residential loans totaling $425,000 and other CRE loans totaling $6.1 million that were less than 30 days past due.

Impaired loans at June 30, 2016, 2015 and 2014 were $13.2 million, $15.8 million and $19.4 million respectively. The allocation in the allowance for loan losses for impaired loans at June 30, 2016, 2015 and 2014 were $118,000 on balances of $487,000, $1.4 million on balances of $7.3 million and $1.4 million on balances of $6.2 million, respectively. Impaired loans with no related allowance at June 30, 2016, 2015 and 2014 were $12.7 million, $8.5 million and $13.2 million, respectively. The average balance of impaired loans was $13.4 million, $14.9 million and $18.4 million during the years ended June 30, 2016, 2015 and 2014, respectively. Interest income recognized on these loans for the years ended June 30, 2016, 2015 and 2014 was $409,000, $280,000 and $974,000, respectively.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table provides information about the Company's impaired loans at June 30, 2016 and 2015:

	Impaired Financing Receivables
	At June 30, 2016			Year ended June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$3,447	$3,447	$—	$3,507	$140
Residential commercial real estate	310	310	—	296	—
Other commercial real estate	8,907	8,907	—	9,127	263
	12,664	12,664	—	12,930	403
With an allowance recorded:
Residential	$164	$184	$20	$166	$6
Other commercial real estate	196	247	51	196	—
Construction and land loans	9	56	47	72	—
	369	487	118	434	6
Total:
Residential	$3,611	$3,631	$20	$3,673	$146
Residential commercial real estate	310	310	—	296	—
Other commercial real estate	9,103	9,154	51	9,323	263
Construction and land loans	9	56	47	72	—
	$13,033	$13,151	$118	$13,364	$409

	Impaired Financing Receivables
	At June 30, 2015			Year ended June 30, 2015
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$3,592	$3,592	$—	$3,429	$144
Other commercial real estate	4,892	4,892	—	4,912	82
	8,484	8,484	—	8,341	226
With an allowance recorded:
Residential	$168	$188	$20	$171	$8
Residential commercial real estate	284	311	27	432	—
Other commercial real estate	5,257	6,547	1,290	5,719	46
Construction and land loans	196	224	28	275	—
	5,905	7,270	1,365	6,597	54
Total:
Residential	$3,760	$3,780	$20	$3,600	$152
Residential commercial real estate	284	311	27	432	—
Other commercial real estate	10,149	11,439	1,290	10,631	128
Construction and land loans	196	224	28	275	—
	$14,389	$15,754	$1,365	$14,938	$280

Troubled debt restructured loans ("TDRs") are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. The Company has selectively modified certain borrower's loans to enable the borrower to emerge from delinquency and keep their loans current. The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period. Management classifies all TDRs as impaired loans. Included in impaired loans at June 30, 2016 are $4.6 million of loans which are deemed TDRs. At June 30, 2015, TDRs totaled $3.9 million.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents additional information regarding the Company's TDRs as of June 30, 2016 and 2015:

	Troubled Debt Restructurings at June 30, 2016
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$184	$184
Residential commercial real estate	—	310	310
Other commercial real estate	386	3,703	4,089
Construction and land loans	—	56	56
Total	$386	$4,253	$4,639
Allowance	$—	$118	$118

	Troubled Debt Restructurings at June 30, 2015
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$188	$188
Residential commercial real estate	—	311	311
Other commercial real estate	418	2,710	3,128
Construction and land loans	—	224	224
Total	$418	$3,433	$3,851
Allowance	$—	$948	$948

The following tables summarize loans that were modified in a troubled debt restructuring during the years ended June 30, 2016 and 2015.  The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at June 30, 2016 and 2015, respectively.

	Year ended June 30, 2016
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Other commercial real estate	1	3,385	2,266
Total	1	$3,385	$2,266

	Year ended June 30, 2015
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Construction and land loans	1	317	224
Total	1	$317	$224

The loans in the tables above were granted an extended maturity date.

There have not  been any loans that were restructured during the last twelve months that have subsequently defaulted during the year ended June 30, 2016.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Securities Held to Maturity

The following is a comparative summary of securities held to maturity at June 30, 2016 and June 30, 2015:

		June 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$6,750	$4	$2	$6,752
Mortgage-backed securities:
FHLMC	9,129	162	—	9,291
FNMA	83,112	1,588	11	84,689
GNMA	1,398	66	—	1,464
CMO	67,718	792	—	68,510
	$168,107	$2,612	$13	$170,706

		June 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Mortgage-backed securities:
FHLMC	$1,638	$132	$—	$1,770
FNMA	55,808	269	637	55,440
GNMA	1,928	84	—	2,012
CMO	48,616	98	187	48,527
	$107,990	$583	$824	$107,749

The contractual maturities of mortgage-backed securities held to maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any securities held to maturity during the year ended June 30, 2016.  Proceeds from the sale of securities held to maturity for the year ended June 30, 2015 were $3.4 million on securities with an amortized cost of $3.2 million, resulting in gross gains of $143,800.  There were no gross losses for the year ended June 30, 2015.   Proceeds from the sale of securities held to maturity for the year ended June 30, 2014  were $8.9 million on securities with an amortized cost of $8.8 million, resulting in gross gains and gross losses of $117,400 and $16,700, respectively.  The Company did not record other than temporary impairment charges on securities held to maturity during the year ended June 30, 2016, 2015 and 2014.  Securities with fair values of $86.6 million and $54.2 million at June 30, 2016 and 2015, respectively, were pledged as collateral for advances. The fair value of securities held to maturity pledged as collateral for cash flow hedge interest rate swaps totaled $20.3 million and $1.8 million at June 30, 2016 and 2015, respectively.

Gross unrealized losses on securities held to maturity and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and 2015 were as follows:

	June 30, 2016
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
U.S. Government and federal agency obligations	$4,998	$2	$—	$—	$4,998	$2
Mortgage-backed securities:
FNMA	—	—	3,267	11	3,267	11
	$4,998	$2	$3,267	$11	$8,265	$13

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	June 30, 2015
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$32,925	$380	$6,891	$257	$39,816	$637
CMO	31,433	187	-	-	31,433	187
	$64,358	$567	$6,891	$257	$71,249	$824

Management evaluated the securities in the above tables and concluded that none of the securities with losses has impairments that are other-than-temporary. The unrealized losses on investments in mortgage-backed securities were caused by interest rate changes and market conditions. Because the decline in fair value is attributable to changes in interest rates and market conditions and not credit quality, and because the Company has no intent to sell and believes it is not more likely than not that it will be required to sell these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

(7) Securities Available for Sale

The following is a comparative summary of securities available for sale at June 30, 2016 and June 30, 2015:

	June 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$601	$524	$—	$1,125
Mortgage-backed securities:
FHLMC	815	34	—	849
FNMA	14,650	535	—	15,185
CMO	123,173	1,548	30	124,691
	$139,239	$2,641	$30	$141,850

	June 30, 2015
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$1,208	$902	$—	$2,110
Mortgage-backed securities:
FHLMC	5,162	163	—	5,325
FNMA	36,432	537	114	36,855
CMO	213,569	1,580	476	214,673
	$256,371	$3,182	$590	$258,963

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Proceeds from the sale of securities available for sale for the year June 30, 2016 were $100.5 million on securities with an amortized cost of $99.5 million, resulting in gross gains and gross losses of $993,000 and $3,000, respectively. Proceeds from the sale of securities available for sale for the year June 30, 2015 were $37.9 million on securities with an amortized cost of $37.3 million, resulting in gross gains and gross losses of $860,500 and $236,100, respectively.  Proceeds from the sale of securities available for sale for the year June 30, 2014 were $18.1 million on securities with an amortized cost of $18.2 million, resulting in gross gains and gross losses of $136,300 and $185,600, respectively.  There were no impairment charges on available for sale securities for the year ended June 30, 2016, 2015 and 2014. The Equity securities caption relates to holdings of shares in financial institutions common stock. Available for sale securities with fair values of $78.4 million and $197.4 million at June 30, 2016 and 2015, respectively, were pledged as collateral for advances.  The fair value of securities pledged as collateral for cash flow hedge interest rate swaps totaled $1.2 million and $6.4 million at June 30, 2016 and 2015, respectively.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and June 30, 2015 were as follows:

	June 30, 2016
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
CMO	$—	$—	$5,112	$30	$5,112	$30
	$—	$—	$5,112	$30	$5,112	$30

	June 30, 2015
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$17,185	$114	$—	$—	$17,185	$114
CMO	42,463	296	9,947	180	52,410	476
	$59,648	$410	$9,947	$180	$69,595	$590

Management evaluated the securities in the above tables and concluded that none of the securities with losses has impairments that are other-than-temporary. The unrealized losses on investments in mortgage-backed securities were caused by interest rate changes and market conditions. Because the decline in fair value is attributable to changes in interest rates and market conditions and not credit quality, and because the Company has no intent to sell and believes it is not more likely than not that it will be required to sell these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8) Accrued Interest Receivable

A summary of accrued interest receivable at June 30, 2016 and 2015 is as follows:

	2016	2015
	(In thousands)
Mortgage Loans	$9,352	$8,543
Investment Securities	591	723
	$9,943	$9,266

(9) Office Properties and Equipment

At June 30, 2016 and 2015, office properties and equipment, less accumulated depreciation and amortization, consist of the following:

	2016	2015
	(In thousands)
Cost:
Land	$4,171	$4,171
Buildings	10,073	10,073
Land and building improvements	5,332	5,129
Leasehold improvements	1,703	1,425
Furniture and equipment	6,227	6,583
Construction in progress	226	311
	27,732	27,692
Less accumulated depreciation and amortization	13,394	13,261
Office properties and equipment, net	$14,338	$14,431

Depreciation and amortization expense for the years ended June 30, 2016, 2015 and 2014 amounted to $910,000, $935,000 and $957,000, respectively.

At June 30, 2016, the Company and the Bank conducted business from its corporate headquarters in Washington Township, New Jersey, its lending offices in New York City and Cherry Hill, New Jersey and 25 full service branch offices located in Bergen, Hudson, Essex and Passaic counties, New Jersey.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10) Deposits

Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. The Bank accepts brokered deposits on a limited basis, when deemed cost effective. At June 30, 2016 and 2015, we had brokered deposits totaling $253.2 million and $248.4 million, respectively. At June 30, 2016 and 2015, brokered deposits include brokered time deposits totaling $14.1 million and $43.3 million having weighted average interest rates of 1.62% and 1.08%, respectively. The brokered time deposits had weighted average maturities of 0.8 years  and 0.6 years at June 30, 2016 and 2015, respectively.

Deposit balances are summarized as follows:

	2016		2015
	Amount	Weighted average cost	Amount	Weighted average cost
	(Dollars in thousands)
Checking accounts	$453,136	0.36%	$436,172	0.37%
Money market deposit accounts	681,710	0.50%	589,012	0.56%
Savings accounts	165,623	0.24%	160,020	0.24%
Time deposits	959,534	1.31%	777,533	1.15%
	$2,260,003	0.80%	$1,962,737	0.73%

Interest expense on deposits for the years ended June 30, 2016, 2015 and 2014 is summarized as follows:

	2016	2015	2014
	(In thousands)
Checking accounts	$1,666	$1,732	$1,867
Money market deposit accounts	5,034	2,508	2,062
Savings accounts	380	381	386
Time deposits	10,804	7,228	4,300
	$17,884	$11,849	$8,615

Time deposits at June 30, 2016 mature as follows (in thousands):

Year ending June 30:
2017	$639,820
2018	146,024
2019	59,401
2020	58,531
2021 and beyond	55,758
$959,534

Included in time deposits at June 30, 2016 and 2015 is $203.4 million and $138.8 million, respectively, of deposits of $250,000 and over.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11) Income Taxes

Income tax expense (benefit) for the years ended June 30, 2016, 2015 and 2014 consists of the following:

	2016	2015	2014
	(In thousands)
Current:
Federal	$24,145	$26,554	$22,990
State	4,160	3,367	1,369
Total current	28,305	29,921	24,359
Deferred:
Federal	765	(2,071)	(954)
State	(536)	(1,636)	(1,917)
Total deferred	229	(3,707)	(2,871)
Total income tax expense	$28,534	$26,214	$21,488

A reconciliation between the provision for income taxes and the expected amount (computed by multiplying income before provision for income taxes times the applicable statutory federal income tax rate) for the years ended June 30, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
	(In thousands)
Income before provision for income taxes	$80,829	$73,116	$62,547
Applicable statutory federal income tax rate	35%	35%	35%
Computed "expected" federal income tax expense	28,290	25,591	21,891
Increase (decrease) in federal income tax expense resulting from:
State income taxes, net of federal benefit	2,356	1,777	598
Bank owned life insurance	(951)	(894)	(706)
ESOP fair market value adjustment	733	415	482
Non-deductible compensation	194	107	198
Stock based compensation	(2,118)	—	—
Write-up of Deferred Tax Assets due to NY City and State tax reform	—	(652)	(954)
Other items, net	30	(130)	(21)
Total income tax expense	$28,534	$26,214	$21,488

The effective tax rates for the years ended June 30, 2016, 2015 and 2014 were 35.30%, 35.85% and 34.35%, respectively.  The Company adopted ASU 2016-09 during the quarter ended June 30, 2016, retroactively effective July 1, 2015.  As a result of this new guidance, excess tax benefits from exercise or vesting of share-based awards are now included as a reduction in income tax expense, as discrete items, in the period in which the exercise or vesting occurs.  This impacts the effective tax rate in each reporting period; however, these discrete items are not included in the projected annual effective tax rate calculation.  Previously, excess tax benefits and certain tax deficiencies were recorded in additional paid-in capital.  For further discussion, see Note 1, "Summary of Significant Accounting Policies—Employee Benefit Plans.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2016 and 2015 are as follows:

	2016	2015
	(In thousands)
Deferred tax assets:
Allowance for loan and real estate owned losses	$11,978	$12,920
Unrealized loss on interest rate swap	7,544	1,535
Postretirement benefits	13,551	11,983
Accrued/deferred compensation	8,312	7,088
ESOP shares allocated or committed to be released	1,235	1,297
Stock compensation	5,746	6,497
Other than temporary loss on securities	96	615
Capital loss carry forward	342	637
Other	305	230
Total gross deferred tax assets	49,109	42,802
Less valuation reserve	—	88
Total deferred tax asset	49,109	42,714
Deferred tax liabilities:
Unrealized gain on securities available for sale	1,125	1,115
Other	624	243
Total deferred tax liabilities	1,749	1,358
Net deferred tax asset	$47,360	$41,356

Sources of deferred taxes for the years ended June 30, 2016 and 2015 were due primarily to the difference in recognizing income and expenses for book purposes and tax purposes for various deferred loan fees, unrealized gains and losses on financial assets, uncollected interest on loans, accrued benefit costs, book and tax depreciation, nonallowable reserves and capital loss carryforwards.

At June 30, 2015, the valuation allowance was $88,000. The valuation allowance was related to impairment charges on equity securities for which tax benefits was not expected to be realized.  The impairment charges can be realized against the gains on sales of  capital assets during 2016.  Therefore, the valuation allowance has been reversed.

At June 30, 2016, retained earnings includes approximately $15.1 million for which no provision for income tax has been made. This amount represents an allocation of income to bad debt deductions for tax purposes only. Under ASC 740, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders. At June 30, 2016, the Company had an unrecognized tax liability of $5.3 million with respect to this reserve.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense. The Company did not have any uncertain tax positions for the years ended June 30, 2016 and 2015.

The Company files income tax returns in the United States federal jurisdiction and in New Jersey, Pennsylvania and New York state jurisdictions. The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2010. The Companie's federal return for the tax year ended December 31, 2012 was audited during fiscal 2016.  Currently, the Company is not under examination by any taxing authority.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12) Borrowings

As of June 30, 2016, we had total borrowings in the amount of $781.6 million with an estimated weighted average maturity of 2.5 years and a weighted average rate of 1.4%. As of June 30, 2015, we had total borrowings in the amount of $796.4 million with an estimated weighted average maturity of 2.9 years and a weighted average rate of 2.4%. Borrowings primarily consist of advances from the FHLB and, to a lesser extent, advances from other financial institutions.  The following table presents borrowings as of June 30, 2016 by stated maturity:

Stated Maturity

Year ending June 30:
2017	$317,000
2018	80,000
2019	75,735
2020	98,305
2021	80,648
2022	19,480
2023	44,263
2024	30,000
2025	36,192
$781,623

At June 30, 2016, borrowings are secured by mortgage-backed securities and investment securities with a book value of $163.5 million and performing mortgage loans with an outstanding balance of $2.60 billion. The fair value of mortgage-backed securities and investment securities pledged as collateral for borrowings were $165.1 million and $251.5 million at June 30, 2016 and 2015, respectively. At June 30, 2016, the Company had additional borrowing capacity of $703.9 million with the FHLB.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(13) Derivatives and Hedging Activities

Oritani is exposed to certain risks regarding its ongoing business operations. Derivative instruments are used to offset a portion of the Company's interest rate risk. Specifically, the Company has utilized interest rate swaps to partially offset the interest rate risk inherent in the Company's balance sheet. Oritani recognizes interest rate swaps as either assets or liabilities at fair value in the statement of financial condition with an offset recorded in Other Comprehensive Income and any ineffectiveness is recorded in earnings. The interest rate swaps have been designed as cash flow hedges.  For all cash flow hedges that are currently effective, the balance sheet item that has been hedged is brokered deposits.  For all cash flow hedges that are are not yet effective, it is anticipated that the balance sheet item that will be hedged is brokered deposits.

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

At June 30, 2016, Oritani had entered into twenty one interest rate swap agreements with a total notional outstanding of $430.0 million. These agreements all feature exchanges of fixed for variable payments covering various hedging periods maturing between January 11, 2017 and July 11, 2024.  The Company is paying fixed rates on these swaps ranging from 0.43% to 3.67%, in exchange for receiving variable payments linked to one month LIBOR.

The following table presents information regarding our derivative financial instruments at June 30, 2016 and 2015.
		At June 30, 2016
	Balance Sheet Line Item	Notional Amount	Fair Value
Asset derivatives		(In thousands)
Cash flow hedge interest rate swaps-Gross unrealized gain	Other Assets	$25,000	$3

Liability derivatives
Cash flow hedge interest rate swaps-Gross unrealized loss	Other Liabilities	405,000	(17,495)
		$430,000	$(17,492)

		At June 30, 2015
		Notional Amount	Fair Value
Liability derivatives		(In thousands)
Cash flow hedge interest rate swaps-Gross unrealized loss	Other Liabilities	$100,000	$(3,560)

The amounts recognized in interest expense related to cash flow hedge ineffectiveness were immaterial for the year ended June 30, 2016.  There was no ineffectiveness recognized during the years ended June 30, 2015 and 2014.  The accumulated net after-tax losses related to effective cash flow hedge included in accumulated other comprehensive loss were $9.9 million and $2.0 million at June 30, 2016 and 2015.  The fair value of securities pledged as collateral for the swaps at June 30, 2016 and 2015 was $21.5 million and $8.2 million, respectively.

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

The funded status (fair value of the plan assets divided by funding target) as of July 1, 2015 and 2014 was 107.2% and 108.0%, respectively. The fair value of plan assets reflects any contributions received through June 30, 2015. The Company's required contributions for the years ended June 30, 2016, 2015 and 2014 were $500,000, $554,000 and $826,000, respectively. The Company's contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the plan.

The Company has a savings incentive plan covering substantially all employees of the Company. Contributions are currently made by the Company in an amount equal to 50% of the first 6% of employee contributions. The contribution percentage is determined annually by the Board of Directors. Company contributions for the years ended June 30, 2016, 2015 and 2014 were $193,000, $173,000 and $166,000, respectively.

The Company has a nonqualified savings incentive plan covering certain eligible employees whose salary deferrals to the savings incentive plan are limited. Contributions to the nonqualified savings incentive plan are currently made by the Company in an amount equal to 50% of the first 6% of employee contributions to this plan with interest calculated at the greater of 9% or the Citibank prime rate of interest. For the years ended June 30, 2016, 2015, and 2014, interest was calculated at 9%. Interest expenses for the years ended June 30, 2016, 2015 and 2014 were $820,000, $679,000 and $557,000, respectively. The contribution percentage is determined annually by the Board of Directors. The deferrals and contributions are payable, with interest, at a future date. Until these payments are made, the obligations to the employees are a general liability of the Company. Company contributions for the years ended June 30, 2016, 2015 and 2014 were $190,000, $128,000 and $132,000, respectively. The total obligation under the nonqualified savings incentive plan that existed as of June 30, 2016, and 2015 was $10.0 million and $8.4 million, respectively.

The Company has a nonqualified Benefit Equalization Plan (BEP Plan) which provides benefits to employees who are disallowed certain benefits under the Company's qualified benefit plans. The Company recorded expenses associated with the BEP Plan of $88,000, $63,000 and $58,000 for the years ended June 30, 2016, 2015 and 2014, respectively.

The Company has a nonqualified Directors' Retirement Plan (the Retirement Plan). The Retirement Plan provides eligible directors an annual retirement benefit based on the monthly meeting fee at the time of the director's retirement, death, disability or a change in control. The Company recorded expenses of $430,000, $411,000 and $400,000 for the years ended June 30, 2016, 2015 and 2014, respectively, related to the Retirement Plan.

During 1999, the Company adopted a Post Retirement Medical Plan (the Medical Plan) for directors and certain eligible employees. The Medical Plan provides a medical retirement benefit at a cost to the Company limited to two times the premium at the time of the participant's retirement. Participants are required to contribute to the plan for excess premiums above the limitation. The Company recorded expenses of $467,000, $312,000 and $234,000 for the years ended June 30, 2016, 2015 and 2014, respectively, related to the Medical Plan.

During 2000, the Company adopted a Deferred Director's Fee Plan (the Deferred Fee Plan) for outside directors of the Company. Under the Deferred Fee Plan, directors may elect to defer the receipt of their board and committee fees. The fees are payable, with interest, at a predetermined future date. Interest is calculated at the greater of 9% or the Citibank prime rate of interest. For the years ended June 30, 2016, 2015 and 2014, interest was calculated at 9%. Interest expenses for the years ended June 30, 2016, 2015 and 2014 were $694,000, $601,000 and $520,000, respectively. Until these payments are made, the obligations to the directors are a general liability of the Company. The total obligation under the Deferred Fee Plan that existed as of June 30, 2016 and 2015 was $8.3 million and $7.2 million, respectively.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth information regarding the BEP Plan, the Retirement Plan and the Medical Plan at June 30, 2016 and 2015 (in thousands).

	BEP Plan		Retirement Plan		Medical Plan
	2016	2015	2016	2015	2016	2015
Change in benefit obligation:
Projected benefit obligation at beginning of the year	$1,241	$1,088	$5,644	$4,964	$5,354	$4,278
Service cost	—	—	174	148	77	123
Interest cost	48	39	227	203	235	182
Actuarial (gain) loss	99	136	(245)	372	943	796
Benefits paid	—	—	(44)	(43)	(26)	(25)
Discount rate change	—	(22)	—	—	—	—
Projected benefit obligation at end of the year	$1,388	$1,241	$5,756	$5,644	$6,583	$5,354
Reconciliation of plan assets
Fair value of plan assets at beginning of the year	$—	$—	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—	—	—
Employer contributions	—	—	44	43	26	25
Benefits paid	—	—	(44)	(43)	(26)	(25)
Fair value of plan assets at end of the year	$—	$—	$—	$—	$—	$—
Unfunded status at end of year	$1,388	$1,241	$5,756	$5,644	$6,583	$5,354
The unfunded BEP of $1.4 million and $1.2 million, Retirement Plan of $5.8 million and $5.6 million and Medical Plan of $6.6 million and $5.4 million at June 30, 2016 and 2015 respectively, are included in other liabilities in our consolidated balance sheet. The components of accumulated other comprehensive income related to pension and other postretirement benefits, on a pre-tax basis, at June 30, 2016 and 2015 are summarized in the following table (in thousands).

	BEP Plan		Retirement Plan		Medical Plan
	2016	2015	2016	2015	2016	2015
Prior service cost	$—	$—	$—	$—	$—	$—
Net actuarial loss	392	333	378	652	2,043	1,255
Total amounts recognized in accumulated other comprehensive income	$392	$333	$378	$652	$2,043	$1,255

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Net periodic benefit costs for the years ended June 30, 2016, 2015 and 2014, as well as costs that are expected to be amortized into expense in fiscal 2017, are presented in the following table.

Amounts expected to be amortized into net periodic benefit cost in fiscal

	BEP Plan			Retirement Plan			Medical Plan
	2016	2015	2014	2016	2015	2014	2016	2015	2014
	(In thousands)
Service cost	$—	$—	$—	$174	$148	$129	$77	$123	$57
Interest cost	48	39	40	227	203	211	235	182	177
Amortization of unrecognized:
Prior service cost	—	—	—	—	60	60	—	—	—
Net loss	40	24	18	29	—	—	155	7	—
Total	$88	$63	$58	$430	$411	$400	$467	$312	$234
Amounts expected to be amortized into net periodic benefit cost in fiscal 2017:
Prior service cost	$—			$—			$—
Net loss	52			—			350
	$52			$—			$350

The weighted average actuarial assumptions used in the plan determinations at June 30, 2016, 2015 and 2014 were as follows:

	BEP Plan			Retirement Plan			Medical Plan
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Discount Rate	2.94%	3.85%	3.61%	3.23%	4.11%	4.11%	3.58%	4.42%	4.28%
Rate of compensation increase	—	—	—	2.00%	5.50%	5.50%	—	—	—
Medical benefits cost rate of increase	—	—	—	—	—	—	5.00%	5.00%	6.00%

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

	BEP Plan	Retirement Plan	Medical Plan
2017	$93	$267	$91
2018	93	267	154
2019	93	265	166
2020	93	316	232
2021	93	314	257
2022-2026	469	1,582	1,382

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have the following effects on post-retirement benefits (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$64	(50)
Effect on post retirement benefits obligation	$1,391	(1,070)

During 2005, the Company adopted an Executive Supplemental Retirement Income Agreement (the SERP) for the President/CEO of the Company.  The SERP provides a retirement benefit to the executive with a minimum payment period of 20 years upon his death, disability, normal retirement, early retirement or separation from service after a change in control. The SERP benefit is equal to 70% of the executive's average annual pre-retirement base salary and bonus, reduced by the benefits due to the executive through certain other benefit plans. The Company recorded expenses of $1,492,000, $654,000 and $619,000 for the years ended June 30, 2016, 2015 and 2014, respectively, related to the SERP.  The SERP is unfunded, and an accrued liability of $9.6 million and $8.1 million was recorded for this plan as of June 30, 2016 and 2015, respectively.

The Company invests in bank owned life insurance ("BOLI") to help offset the cost of employee benefits. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees with the Company as owner and beneficiary of the policies. BOLI is recorded at its cash surrender value and is classified as a non-interest earning asset. Increases in the carrying value, other than purchases, are recorded as non-interest income. At June 30, 2016 and 2015, the Company had $93.3 million and $90.6 million, respectively, in BOLI. Income earned on BOLI was $2.7 million, $2.6 million and $2.0 million for each of the years ended June 30, 2016, 2015 and 2014, respectively and is exempt from federal and state income taxes as long as the policies are held until the death of the insured individuals.

The Company has a nonqualified Executive Group Life Insurance Replacement Plan ("Split-Dollar") which provides life insurance benefits to certain eligible employees upon death while employed by the Company and upon death following termination of employment due to disability, retirement or change in control. Participants in the plan are entitled to up to two times their base annual salary, as defined by the plan. The Company recorded expenses of $72,000, $81,000 and $105,000 for the years ended June 30, 2016, 2015 and 2014, respectively, related to the Split-Dollar Plan. The accrued liability recorded for this plan as of June 30, 2016 and 2015 was $673,000 and $601,000, respectively.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15) Stock Based Compensation

Employee Stock Ownership Plan

During 2006, the Company adopted an Employee Stock Ownership Plan (the ESOP). The ESOP is a tax-qualified plan designed to invest primarily in the Company's common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company's common stock. The ESOP purchased 2,384,466 shares of the Company's common stock in the Company's initial public offering at a price of $6.67  per share. In 2010, the ESOP refinanced the outstanding principal and interest balance on the original ESOP loan and purchased additional shares, in the open market, of 1,654,529 in conjunction with the Company's second step transaction at an average price of $10.36 during June 2010. The refinancing and new stock purchases were funded with a loan from the Company to the ESOP. The outstanding loan balance at June 30, 2016 and 2015 was $23.6 million and $26.0 million, respectively. The shares of Company's common stock purchased are pledged as collateral for the loan. Shares are released from the pledge for allocation to participants as loan payments are made. At June 30, 2016, shares allocated to participants were 1,497,399 since the plan inception and shares committed to be released were 162,744. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that were unallocated or not yet committed to be released totaled 2,378,851 at June 30, 2016 and had a fair value of $38.0 million. ESOP compensation expense for the years ended June 30, 2016, 2015, and 2014 was $4.4 million, $2.7 million and $2.9 million, respectively, representing the fair market value of shares allocated or committed to be released during the year.

The Company has also established an ESOP restoration plan and trust, which are non-qualified plans that provide supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan's benefit formula. The supplemental benefits consist of payments representing shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans. Compensation expense related to this plan amounts to $630,000, $1.5 million, and $1.4 million, for the years ended June 30, 2016, 2015, and 2014, respectively. The total obligation under the restoration plan as of June 30, 2016 and 2015 was $7.7 million and $7.1 million, respectively. The obligations to the executives are a general liability of the Company.

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

We recognize stock based compensation expense based on the grant-date fair value of those awards and options over the requisite service period in accordance with ASC 718.  The Company adopted ASU 2016-09 during the quarter ended June 30, 2016, retroactively effective July 1, 2015.  As a result of this new guidance, excess tax benefits from exercise or vesting of share-based awards are now included as a reduction in income tax expense in the period in which the exercise or vesting occurs and are presented as cash flows from operating activities.  Previously, excess tax benefits were recorded in additional paid-in capital and included as a cash inflow from financing activities.  Excess tax benefits recognized as a reduction of income tax expense for the year ended June 30, 2016 totaled $2.1 million.  Excess tax benefits recorded in additional paid-in capital for the years ended June 30, 2015 and 2014 totaled $1.2 million, and $894,000, respectively.  The Company classified share-based compensation for employees and outside directors within "compensation, payroll taxes and benefits" in the consolidated statements of income to correspond with the same line item as the cash compensation paid.

Stock options are granted at an exercise price equal to the market price of our common stock on the grant date, based on quoted market prices.  Stock options generally vest over a five-year service period and expire ten years from issuance.  The vesting of the options accelerate upon death or disability, retirement or a change in control and expire 90 days after termination of service, excluding disability or retirement. The Company recognizes compensation expense for all option grants over the awards' respective requisite service periods.  The Company has elected to account for forfeitures as they occur.  Management estimated the fair values of all option grants using the Black-Scholes option-pricing model.  The volatility rate used in the estimation of fair value was based on the historical volatility of the Company's stock for the appropriate period.  Management estimated the expected life of the options using the simplified method.  The Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option.  The Company classified share-based compensation for employees and outside directors within "compensation, payroll taxes and benefits" in the consolidated statements of income to correspond with the same line item as the cash compensation paid.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

There were no options granted during the year ended June 30, 2015.  The fair value of the options issued during the year ended June 30, 2016 was estimated using the Black-Scholes options-pricing model with the following assumptions:

Year ended June 30, 2016
Option shares granted	20,000
Expected dividend yield	6.75%
Expected volatility	26.10%
Risk-free interest rate	2.03%
Expected option life	6.50

The Company recorded $2.1 million of share based compensation expense related to the options shares for the year ended June 30, 2016 and $2.2 million each of the years ended June 30, 2016 2015 and 2014. Expected future expense related to the non-vested options outstanding at June 30, 2016 is $389,000  over a weighted average period of 0.2 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

The following is a summary of the Company's stock option activity and related information for its options plan as of June 30, 2016 and changes therein during the year then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2015	5,900,164	$2.57	$11.50	5.8
Granted	20,000	1.64	15.89	10.0
Exercised	(1,332,159)	2.45	11.04	3.5
Forfeited	(20,000)	2.69	12.65	6.2
Expired	—	—	—	—
Outstanding at June 30, 2016	4,568,005	$2.59	$11.65	5.3
Exercisable at June 30, 2016	3,734,219	$2.58	$11.50	4.1

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

The following is a summary of the status of the Company's restricted stock shares as of June 30, 2016 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2015	668,040	$12.17
Granted	10,000	15.89
Vested	(324,553)	12.07
Forfeited	(6,000)	11.95
Non-vested at June 30, 2016	347,487	$12.37

The Company recorded $3.9 million of share based compensation expense related to the restricted stock shares for each of the years ended June 30, 2016, 2015 and 2014.  Expected future expense related to the non-vested restricted shares at June 30, 2016 is $930,000 over a weighted average period of 0.4 years.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16) Commitments and Contingencies

In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. Certain facilities are occupied under long-term operating leases which expire on various dates. Certain leases also provide for renewal options. Total rent expense was $836,000, $820,000 and $790,000 for the years ended June 30, 2016, 2015 and 2014, respectively.

Aggregate minimum lease payments for the remainder of the leases are as follows (in thousands):

Year ending June 30:
2017	$753
2018	634
2019	523
2020	494
2021	363
Thereafter	79
$2,846

At June 30, 2016, commitments to purchase securities totaled $1.2 million.  There were no outstanding commitments to purchase securities at June 30, 2015.

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

FDIC regulations require banks to maintain minimum levels of regulatory capital. Under the regulations in effect at June 30, 2016, the Bank and the Company are required to maintain (a) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (b) minimum ratios of common equity Tier 1, Tier 1 and total capital to risk-weighted assets of 6.0% and 8.0%, respectively.

Under its prompt corrective action regulations, the FDIC is required to take certain supervisory actions (and may take additional discretionary actions) with respect to an undercapitalized institution. Such actions could have a direct material effect on the institution's financial statements. The regulations establish a framework for the classification of savings banks into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has a leverage (Tier 1) capital ratio of at least 5.0%; a common equity Tier 1 capital to risk-based assets ratio of 6.5% or more; a Tier 1 risk-based capital ratio of at least 8.0%; and a total risk-based capital ratio of at least 10%.

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

Management believes that, as of June 30, 2016, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a summary of the Company's actual capital amounts and ratios as of June 30, 2016 and 2015, compared to the FRB minimum capital adequacy requirements.

	June 30, 2016
	Actual		Required
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$545,272	16.77%	$146,311	4.50%
Tier 1 capital (to risk-weighted assets)	545,272	16.77	195,081	6.00
Total capital (to risk-weighted assets)	575,223	17.69	260,108	8.00
Tier 1 Leverage capital (to average assets)	545,272	14.94	145,676	4.00
Capital conservation buffer	315,034	9.69	20,321	0.625

	June 30, 2015
	Actual		Required
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$519,518	17.79%	$131,428	4.50%
Tier 1 capital (to risk-weighted assets)	519,518	17.79	175,238	6.00
Total capital (to risk-weighted assets)	550,408	18.85	233,651	8.00
Tier 1 Leverage capital (to average assets)	519,518	15.67	132,641	4.00

The following is a summary of the Bank's actual capital amounts and ratios as of June 30, 2016 and 2015, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

	June 30, 2016
	Actual		Required		Well-Capitalized
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$466,987	14.36%	$146,288	4.50%	$211,305	6.50%
Tier 1 capital (to risk-weighted assets)	466,987	14.36	195,050	6.00	260,067	8.00
Total capital (to risk-weighted assets)	496,938	15.28	260,067	8.00	325,084	10.00
Tier 1 Leverage capital (to average assets)	466,987	12.86	145,255	4.00	181,569	5.00
Capital conservation buffer	236,871	7.29	20,318	0.625

	June 30, 2015
	Actual		Required		Well-Capitalized
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$441,531	15.31%	$129,811	4.50%	$187,460	6.50%
Tier 1 capital (to risk-weighted assets)	441,531	15.31	173,082	6.00	230,720	8.00
Total capital (to risk-weighted assets)	472,151	16.37	230,776	8.00	288,400	10.00
Tier 1 Leverage capital (to average assets)	441,531	13.47	131,105	4.00	163,900	5.00
Capital conservation buffer

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

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Assets Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets measured at fair value on a recurring basis as of June 30, 2016 and June 30, 2015 by level within the fair value hierarchy. There were no transfers between levels within the fair value hierarchy during the year ended June 30, 2016.

	Fair Value as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$1,125	$1,125	$—	$—
Mortgage-backed securities available for sale				—
FHLMC	849	—	849	—
FNMA	15,185	—	15,185	—
CMO	124,691	—	124,691	—
Total securities available for sale	141,850	1,125	140,725	—

Interest rate swap	3	—	3	—
Total assets measured on a recurring basis	141,853	1,125	140,728	—

Liabilities
Interest rate swap	$17,495	$—	$17,495	$—

	Fair Value as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
Equity Securities	$2,110	$2,110	$—	$—
Mortgage-backed securities available for sale
FHLMC	5,325	—	5,325	—
FNMA	36,855	—	36,855	—
CMO	214,673	—	214,673	—
Total securities available for sale	258,963	2,110	256,853	—

Liabilities
Interest rate swap	$3,560	$—	$3,560	$—

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

The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of June 30, 2016 and 2015 by level within the fair value hierarchy.

	Fair Value as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$164	$—	$—	$164
Other commercial real estate	3,269	—	—	3,269
Construction and land loans	9	—	—	9
Total impaired loans	3,442	—	—	3,442
Real estate owned
Other commercial real estate	487	—	—	487
Total real estate owned	487	—	—	487
Total assets measured on a nonrecurring basis	$3,929	$—	$—	$3,929

	Fair Value as of June 30, 2015	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$168	$—	$—	$168
Residential commercial real estate	284	—	—	284
Other commercial real estate	8,187	—	—	8,187
Total impaired loans	8,639	—	—	8,639
Real estate owned
Residential	1,435	—	—	1,435
Residential commercial real estate	1,202	—	—	1,202
Other commercial real estate	1,422	—	—	1,422
Total real estate owned	4,059	—	—	4,059
Total assets measured on a nonrecurring basis	$12,698	$—	$—	$12,698

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company's balance sheet at June 30, 2016 and 2015. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, and overnight borrowings.

	At June 30, 2016		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Securities held to maturity	$168,107	$170,706	$—	$170,706	$—
Loans, net (1)	3,131,957	3,169,724	—	—	3,169,724
Financial liabilities:
Term deposits	959,534	969,320	—	969,320	—
Term borrowings	464,623	474,843	—	474,843	—

(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

	At June 30, 2015		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	Carrying Amount	Fair Value
	(In thousands)
Financial assets:
Securities held to maturity	$107,990	$107,749	$—	$107,749	$—
Loans, net (1)	2,756,212	2,774,448	—	—	2,774,448
Financial assets:
Term deposits	777,533	785,466	—	785,466	—
Term borrowings	636,372	654,450	—	654,450	—

(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

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

Balance Sheets

	June 30,
	2016	2015
	(In thousands)
Assets:
Cash	$16	$9
Fed Funds Sold	66,196	29,699
Mortgage Loans, net	—	31,616
ESOP loan	23,578	26,047
Securities available for sale, at fair value	1,125	2,110
Accrued Interest Receivable	411	529
Investment in Subsidiaries	456,606	440,700
Other assets	50	60
Total Assets	$547,982	$530,770
Liabilities and Equity
Borrowings	12,500	12,500
Other liabilities	282	600
Total Equity	535,200	517,670
Total Liabilities and Equity	$547,982	$530,770

Statements of Income

	Year Ended June 30,
	2016	2015	2014
	(In thousands)
Interest on mortgage loans	$1,205	$1,398	$1,318
Interest on ESOP loan	838	1,243	1,668
Interest income on fed funds	176	16	57
Gain on sale of securities	406	—	—
Other income	35	40	35
Equity in undistributed earnings of subsidiary	57,955	46,583	39,690
Total income	60,615	49,280	42,768
Interest on borrowings	405	117	—
Other expenses	979	1,781	609
Income before income tax expense	59,231	47,382	42,159
Income tax expense	6,936	480	1,100
Net income	$52,295	$46,902	$41,059

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Statements of Cash Flows

	Year Ended June 30,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$52,295	$46,902	$41,059
Adjustments to reconcile net income to net cash provided by operating activities:
Dividends/distributions from subsidiaries	44,392	60,841	39,420
Gain on sale of securities available for sale	(406)	—	—
Equity in undistributed earnings of subsidiary	(57,955)	(46,583)	(39,690)
Decrease in accrued interest receivable	118	384	41
Decrease (increase) in other assets	12	(60)	(68)
(Decrease) increase in other liabilities	(155)	188	(270)
Net cash provided by operating activities	38,301	61,672	40,492

Cash flows from investing activities
Proceeds from sale of securities available for sale	1,013	—	—
Additional investments in subsidiaries	—	(15)	(80)
Principal collected on ESOP loan	2,469	1,157	1,176
Decrease (increase) in mortgage loans, net	31,616	(3,578)	(281)
Net cash provided by (used in) investing activities	35,098	(2,436)	815

Cash flows from financing activities
Dividends paid to shareholders	(50,007)	(39,514)	(40,438)
Purchase of treasury stock	(1,593)	(22,720)	(5,533)
Stock issued upon exercise of stock options	14,705	771	4,844
Proceeds from borrowings	—	12,500	—
Cash used in financing activities	(36,895)	(48,963)	(41,127)
Net change in cash and equivalents	36,504	10,273	180
Cash at beginning of period	29,708	19,435	19,255
Cash at end of period	$66,212	$29,708	$19,435

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20) Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the fiscal years ended June 30, 2016 and 2015.

	Fiscal 2016 Quarter Ended
	September 30 (1)	December 31 (1)	March 31 (1)	June 30
	(Dollars in thousands)
Selected Operating Data:
Interest income	$32,965	$33,357	$33,348	$34,654
Interest expense	8,816	8,063	8,197	8,947
Net interest income	24,149	25,294	25,151	25,707
Provision for loan losses	-	-	-	-
Net interest income after provision for loan losses	24,149	25,294	25,151	25,707
Other income	5,985	27,482	3,190	7,587
Other expense	10,737	26,929	10,352	15,698
Income before income tax expense	19,397	25,847	17,989	17,596
Income tax expense	6,782	9,470	5,749	6,533
Net income	$12,615	$16,377	$12,240	$11,063
Basic Earnings per common share	$0.31	$0.39	$0.29	$0.26
Diluted Earnings per common share	$0.30	$0.38	$0.28	$0.25

(1)	The Company adopted ASU 2016-09 during the quarter ended June 30, 2016, retroactively effective July 1, 2015. The most significant impact of the amended guidance resulted in recognition of excess tax benefits within income tax expense, which resulted in an increase to net income and earnings per share. In addition, this guidance increases average diluted shares, since the Company no longer includes such excess tax benefits in the calculation of diluted shares. Income tax expense, net income, and basic and diluted earnings per common share have been restated to conform with the adopted guidance. For further discussion, see Note 1, "Summary of Significant Accounting Policies—Employee Benefit Plans".

	Fiscal 2015 Quarter Ended
	September 30	December 31	March 31	June 30
	(Dollars in thousands)
Selected Operating Data:
Interest income	$32,369	$33,663	$33,233	$32,494
Interest expense	8,419	8,599	8,612	8,573
Net interest income	23,950	25,064	24,621	23,921
Provision for loan losses	200	-	-	-
Net interest income after provision for loan losses	23,750	25,064	24,621	23,921
Other income	2,007	1,781	4,129	11,365
Other expense	10,057	11,309	11,566	10,590
Income before income tax expense	15,700	15,536	17,184	24,696
Income tax expense	5,539	5,490	6,227	8,958
Net income	$10,161	$10,046	$10,957	$15,738
Basic Earnings per common share	$0.24	$0.24	$0.26	$0.38
Diluted Earnings per common share	$0.24	$0.24	$0.26	$0.37

(21) Earnings Per Share

The following is a summary of the Company's earnings per share calculations and reconciliations of basic to diluted earnings per share.

	For the Years Ended June 30,
	2016	2015	2014
	(in thousands, except for per share data)
Net income	$52,295	$46,902	$41,059

Weighted average common shares outstanding—basic	41,864	41,664	42,618
Effect of dilutive non-vested shares and stock options outstanding	1,411	974	1,090
Weighted average common shares outstanding—diluted	43,275	42,638	43,708
Earnings per share-basic	$1.25	$1.13	$0.96
Earnings per share-diluted	$1.21	$1.10	$0.94

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22) Other Comprehensive Income

The components of comprehensive income, both gross and net of tax, are presented for the periods below (in thousands):

	Years ended June 30,
	2016	2015	2014
Gross:
Net income	$80,829	$73,116	$62,547
Other comprehensive (loss) income
Change in unrealized holding gain (loss) on securities available for sale	1,011	(1,425)	(1,328)
Reclassification adjustment for security (gains) losses included in net income	(990)	(624)	49
Change in unrealized loss on interest rate swaps	(13,936)	(3,659)	(2,484)
Amortization related to post-retirement obligations	224	91	78
Change in funded status of retirement obligations	(797)	(1,280)	(148)
Total other comprehensive loss	(14,488)	(6,897)	(3,833)
Total comprehensive income	66,341	66,219	58,714
Tax applicable to:
Net income	28,534	26,214	21,488
Other comprehensive (loss) income
Change in unrealized holding gain (loss) on securities available for sale	416	(605)	(541)
Reclassification adjustment for security (gains) losses included in net income	(428)	(212)	21
Change in unrealized loss on interest rate swaps	(6,020)	(1,548)	(1,048)
Amortization related to post-retirement obligations	95	37	32
Change in funded status of retirement obligations	(327)	(527)	(61)
Total other comprehensive loss	(6,264)	(2,855)	(1,597)
Total comprehensive income	22,270	23,359	19,891
Net of tax:
Net income	52,295	46,902	41,059
Other comprehensive (loss) income
Change in unrealized holding gain (loss) on securities available for sale	595	(820)	(787)
Reclassification adjustment for security (gains) losses included in net income	(562)	(412)	28
Change in unrealized loss on interest rate swaps	(7,916)	(2,111)	(1,436)
Amortization related to post-retirement obligations	129	54	46
Change in funded status of retirement obligations	(470)	(753)	(87)
Total other comprehensive loss	(8,224)	(4,042)	(2,236)
Total comprehensive income	$44,071	$42,860	$38,823

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of tax, for the twelve months ended June 30, 2016 and 2015 (in thousands):

	Unrealized Holding Gains on Securities Available for Sale	Post Retirement Obligations	Unrealized Holding Gains on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss), Net of Tax
Balance at June 30, 2015	$1,496	$(1,316)	$(2,028)	$(1,848)
Net change	33	(341)	(7,916)	(8,224)
Balance at June 30, 2016	$1,529	$(1,657)	$(9,944)	$(10,072)

Balance at June 30, 2014	$2,728	$(617)	$83	$2,194
Net change	(1,232)	(699)	(2,111)	(4,042)
Balance at June 30, 2015	$1,496	$(1,316)	$(2,028)	$(1,848)

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth information about the amount reclassified from accumulated other comprehensive income (loss) to the consolidated statement of income and the affected line item in the statement where net income is presented (in thousands).

		Year ended June 30,
Accumulated Other Comprehensive Income (Loss) Component	Affected line item in the Consolidated Statement of Income	2016	2015	2014
Reclassification adjustment for security (gains) losses included in net income	Net (gain) loss on sale of securities	$(990)	$(624)	$49

Amortization related to post-retirement obligations (1)
Prior service cost		—	60	60
Net loss		224	31	18
	Compensation, payroll taxes and fringe benefits	224	91	78

Total before tax		(766)	(533)	127
Income tax (benefit) expense		(333)	(175)	53
Net of tax		$(433)	$(358)	$74

(1) These accumulated other comprehensive income (loss) components are included in the computations of net periodic benefit cost. See Note 14, Postretirement Benefits.

(23) Real Estate Joint Ventures, net and Real Estate Held for Investment

The Company accounts for investments in joint ventures under the equity method. The balance reflects the cost basis of investments, plus the Company's share of income earned on the joint venture operations, less cash distributions, including excess cash distributions, and the Company's share of losses on joint venture operations. Cash received in excess of the Company's recorded investment in a joint venture is recorded as unearned revenue in other liabilities.  As of June 30, 2016, the Company has ownership interest in one joint venture entity that owns an income-producing commercial rental property.  This entity is being marketed for sale. The book value of this joint venture is $4.3 million.  All other joint ventures investments were sold during fiscal 2016 and 2015.  Proceeds from the sale of joint investments for the year ended June 30, 2016 were $20.8 million resulting in gains of $19.7 million.  Proceeds from the sale of joint venture investments for the year ended June 30, 2015 were $2.0 million resulting in gains of $2.0 million.   There were no sales in 2014.

Real estate held for investment includes the Company's undivided interest in real estate properties accounted for under the equity method and properties held for investment purposes. Cash received in excess of the Company's recorded investment for an undivided interest in real estate property is recorded as unearned revenue in other liabilities. The operations of the properties held for investment purposes are reflected in the financial results of the Company and included in the Other Income caption in the Income Statement. Properties held for investment purposes are carried at cost less accumulated depreciation.  As of June 30, 2016, all real estate investments were sold during fiscal 2016 and 2015.  Proceeds from the sale of real estate investments for the year ended June 30, 2016 were $17.7 million resulting in gains of $17.8 million.   Proceeds from the sale of  real estate investments for the year ended June 30, 2015 were $9.9 million resulting in gains of $9.6 million.   There were no sales in 2014.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(24) Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments."  This update revises the methodology for estimating credit losses on loans receivable, held-to-maturity debt securities, unfunded loan commitments, and certain other financial assets measured at amortized cost.  Under ASU 2016-13, the current expected credit losses ("CECL") model is based on lifetime expected losses, rather than incurred losses, and requires the recognition of credit loss expense in the statement of income and a related allowance for credit losses on the balance sheet at the time of origination or purchase of a loan receivable or held-to-maturity debt security.  Subsequent changes in this estimate are recorded through credit loss expense and related allowance.  The CECL model requires the use of not only relevant historical experience and current conditions, but also reasonable and supportable forecasts of future events and circumstances, thus incorporating a broad range of information in developing credit loss estimates, which could result in significant changes to both the timing and amount of credit loss expense and allowance.  Under ASU 2016-13, available-for-sale debt securities are evaluated for impairment if fair value is less than amortized cost.  Estimated credit losses are recorded through a credit loss expense and an allowance, rather than a write-down of the investment.  Changes in fair value that are not credit-related will continue to be recorded in other comprehensive income.  Certain additional disclosures are required, including further disaggregation of credit quality indicators for loans receivable by year of origination.  This update is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).  The Company is evaluating the impact of this update on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting", an update that changes the accounting for certain aspects of share-based payments to employees.  The updated guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled.  Previously, excess tax benefits and certain tax deficiencies were recorded in additional paid-in capital.  In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity.  The update also allows entities to repurchase more of an employee's shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee's behalf for withheld shares should be presented as a financing activity on its cash flows statement, and provides an accounting policy election to account for forfeitures as they occur.  The update is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years.  Early adoption is permitted in any interim or annual period.  The Company adopted the updated guidance during the quarter ended June 30, 2016, and has retroactively applied the guidance effective as of July1, 2015.  The update under ASC 718 resulted in a cumulative effect debit adjustment of $33,000 to retained earnings as of July 1, 2015.

In March 2016, the FASB issued ASU 2016-07, "Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting."  This update requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.  Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required.  The amendments in this update require that an entity that has an available for sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method.  The update is effective for all entities in fiscal years, and interim periods in those fiscal years, beginning after December 15, 2016.  Early adoption is permitted.  The update will be applied prospectively to changes in ownership (or influence) after the adoption date.   The Company does not expect that the adoption of this update will have a significant impact on the Company's consolidated financial statements.

In March 2016, the FASB issued ASU 2016-05, " Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force))."  This update clarifies that a change in the counterparty to a derivative instrument (novation), that has been designated as a hedging instrument does not, on its own, require dedesignation of that hedge accounting relationship provided that all other hedge accounting criteria continue to be met.  This update is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein.  Early adoption is permitted, including adoption in an interim period.  The Company does not expect that the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842).  This update requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current accounting treatment.  The update changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases.  The update is effective for annual periods beginning after December 15, 2018, and interim periods therein.  Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  The Company is evaluating the impact of this update on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which is intended to improve the recognition and measurement of financial instruments.  The update revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value.  It also amends certain disclosure requirements associated with the fair value of financial instruments.  The update is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The Company does not expect that the adoption of this update will have a significant impact on the Company's consolidated financial statements.

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

*	Incorporated by reference to the Registration Statement on Form S-1 of Oritani Financial Corp. (file no. 333-165226), originally filed with the Securities and Exchange Commission on March 5, 2010.
**	Incorporated by reference to the Registration Statement on Form S-1 of Oritani Financial Corp. (file no. 333-137309), originally filed with the Securities and Exchange Commission on September 14, 2006.
***	Incorporated by reference to the Company's Proxy Statement for the 2011 Special Meeting of Stockholders filed with the Securities and Exchange Commission on June 27, 2011 (file No. 001-34786).
****	Available on our website www.oritani.com.
*****	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORITANI FINANCIAL CORP.

Date:	September 13, 2016	By:	/s/ Kevin J. Lynch
Kevin J. Lynch
Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin J. Lynch	Director, Chief Executive Officer and President	September 13, 2016
Kevin J. Lynch	(Principal Executive Officer)

/s/ John M. Fields, Jr.	Executive Vice President and	September 13, 2016
John M. Fields, Jr.	Chief Financial Officer

/s/ Michael A. DeBernardi	Director, Executive Vice President and	September 13, 2016
Michael A. DeBernardi	Chief Operating Officer

/s/ Ann Marie Jetton	Sr. Vice President and Principal	September 13, 2016
Ann Marie Jetton	Accounting Officer

/s/ Nicholas Antonaccio	Director	September 13, 2016
Nicholas Antonaccio

/s/ James J. Doyle, Jr.	Director	September 13, 2016
James J. Doyle, Jr.

/s/ Robert S. Hekemian, Jr.	Director	September 13, 2016
Robert S. Hekemian, Jr.

/s/ Harvey R. Hirschfeld	Director	September 13, 2016
Harvey R. Hirschfeld

/s/ John J. Skelly, Jr.	Director
John J. Skelly, Jr.		September 13, 2016