Form 10-Q
period 2016-09-30
Oritani Financial Corp
filed 2016-11-09
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

    YES  ☐    NO  ☒

As of November 9, 2016, there were 56,245,065 shares of the Registrant's common stock, par value $0.01 per share, issued and 45,243,507 shares outstanding.

Oritani Financial Corp.
FORM 10-Q

Index
Part I. Financial Information
Item 1. Financial Statements

Oritani Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2016	June 30, 2016
	(unaudited)	(audited)
Assets
Cash on hand and in banks	$25,079	$16,243
Federal funds sold and short term investments	182	328
Cash and cash equivalents	25,261	16,571
Loans, net	3,209,103	3,131,957
Securities available for sale, at fair value	176,261	141,850
Securities held to maturity, fair value of $179,774 and $170,706, respectively.	177,849	168,107
Bank Owned Life Insurance (at cash surrender value)	94,007	93,327
Federal Home Loan Bank of New York stock ("FHLB"), at cost	32,881	38,003
Accrued interest receivable	9,990	9,943
Investments in real estate joint ventures, net	4,213	4,307
Real estate owned	449	487
Office properties and equipment, net	14,095	14,338
Deferred tax assets, net	46,550	47,360
Other assets	3,983	3,088
Total Assets	$3,794,642	$3,669,338
Liabilities
Deposits	$2,496,280	$2,260,003
Borrowings	667,592	781,623
Advance payments by borrowers for taxes and insurance	20,960	21,415
Other liabilities	70,152	71,097
Total Liabilities	3,254,984	3,134,138
Stockholders' Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 45,188,139 shares outstanding at September 30, 2016 and 45,247,420 shares outstanding at June 30, 2016.	562	562
Additional paid-in capital	510,548	513,177
Restricted Stock Awards	(480)	(4,242)
Treasury stock, at cost; 11,056,926 shares at September 30, 2016 and 10,997,645 shares at June 30, 2016.	(147,207)	(146,173)
Unallocated common stock held by the employee stock ownership plan	(20,142)	(20,481)
Retained income	205,469	202,429
Accumulated other comprehensive loss, net of tax	(9,092)	(10,072)
Total Stockholders' Equity	539,658	535,200
Total Liabilities and Stockholders' Equity	$3,794,642	$3,669,338

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Three months ended September 30,
	2016	2015
	(unaudited)
Interest income:
Interest on mortgage loans	$31,973	$30,789
Dividends on FHLB stock	457	401
Interest on securities available for sale	826	1,203
Interest on securities held to maturity	803	571
Interest on federal funds sold and short term investments	1	1
Total interest income	34,060	32,965
Interest expense:
Deposits	5,739	3,662
Borrowings	3,021	5,154
Total interest expense	8,760	8,816
Net interest income before provision for loan losses	25,300	24,149
Provision for loan losses	—	—
Net interest income after provision for loan losses	25,300	24,149
Other income:
Service charges	182	258
Real estate operations, net	—	235
Income from investments in real estate joint ventures	316	407
Bank-owned life insurance	679	696
Net gain on sale of assets	—	4,312
Other income	81	77
Total other income	1,258	5,985
Other expenses:
Compensation, payroll taxes and fringe benefits	7,358	7,703
Advertising	90	90
Office occupancy and equipment expense	800	718
Data processing service fees	544	518
Federal insurance premiums	450	399
Net expense from real estate operations	55	330
Other expenses	971	979
Total operating expenses	10,268	10,737
Income before income tax expense	16,290	19,397
Income tax expense	5,679	6,782
Net income	$10,611	$12,615
Earnings per basic common share	$0.25	$0.31
Earnings per diluted common share	$0.24	$0.30

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended September 30,
	2016	2015
	(unaudited)
Net income	$10,611	$12,615
Other comprehensive income (loss)
Change in unrealized holding (loss) gain on securities available for sale	(392)	446
Amortization related to post-retirement obligations	72	33
Net change in unrealized gain (loss) on interest rate swaps	1,300	(2,364)
Total other comprehensive income (loss)	980	(1,885)
Total comprehensive income	$11,591	$10,730

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Three months ended September 30, 2016 and 2015 (unaudited)
(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Unallocated common stock held by ESOP	Retained income	Accumulated other comprehensive income (loss), net of tax	Total stockholders' equity
Balance at June 30, 2015	44,012,239	$562	$508,999	$(8,088)	$(162,344)	$(22,803)	$203,192	$(1,848)	$517,670
Net income	—	—	—	—	—	—	12,615	—	12,615
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(1,885)	(1,885)
Cash dividends declared	—	—	—	—	—	—	(7,211)	—	(7,211)
Purchase of treasury stock	(97,233)	—	—	—	(1,530)	—	—	—	(1,530)
Compensation cost for stock options and restricted stock	—	—	1,511	—	—	—	—	—	1,511
ESOP shares allocated or committed to be released	—	—	285	—	—	329	—	—	614
Exercise of stock options	52,000	—	—	—	690	—	(92)	—	598
Vesting of restricted stock awards	—	—	(3,725)	3,776	—	—	(51)	—	—
Cumulative effect of change in accounting principle-adoption of ASU 2016-09	—	—	—	—	—	—	(33)	—	(33)
Balance at September 30, 2015	43,967,006	$562	$507,070	$(4,312)	$(163,184)	$(22,474)	$208,420	$(3,733)	$522,349

Balance at June 30, 2016	45,247,420	$562	$513,177	$(4,242)	$(146,173)	$(20,481)	$202,429	$(10,072)	$535,200
Net income	—	—	—	—	—	—	10,611	—	10,611
Other comprehensive income, net of tax	—	—	—	—	—	—	—	980	980
Cash dividends declared	—	—	—	—	—	—	(7,480)	—	(7,480)
Purchase of treasury stock	(94,953)	—	—	—	(1,508)	—	—	—	(1,508)
Compensation cost for stock options and restricted stock	—	—	775	—	—	—	—	—	775
ESOP shares allocated or committed to be released	—	—	314	—	—	339	—	—	653
Exercise of stock options	35,672	—	—	—	474	—	(47)	—	427
Vesting of restricted stock awards	—	—	(3,718)	3,762	—	—	(44)	—	—
Balance at September 30, 2016	45,188,139	$562	$510,548	$(480)	$(147,207)	$(20,142)	$205,469	$(9,092)	$539,658

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Three months ended September 30,
	2016	2015
	(unaudited)
Cash flows from operating activities:
Net income	$10,611	$12,615
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	1,428	2,125
Tax benefit from stock-based compensation	350	433
Depreciation of premises and equipment	232	224
Net amortization and accretion of premiums and discounts on securities	269	302
Amortization and accretion of deferred loan fees, net	(550)	(843)
Decrease (increase) in deferred taxes	97	(1,763)
Gain on sale of real estate joint ventures and real estate investments	—	(4,222)
Gain on sale of real estate owned	—	(90)
Writedown of real estate owned	38	250
Proceeds from sale of real estate owned	—	1,290
Increase in cash surrender value of bank owned life insurance	(679)	(696)
Increase in accrued interest receivable	(47)	(151)
Decrease (increase) in other assets	1,509	(1,274)
Increase in other liabilities	213	4,716
Net cash provided by operating activities	13,471	12,916
Cash flows from investing activities:
Net increase in loans receivable	(49,939)	(7,737)
Purchase of mortgage loans	(26,657)	—
Purchase of securities available for sale	(46,000)	—
Purchase of securities held to maturity	(17,615)	(19,489)
Proceeds from payments, calls and maturities of securities available for sale	10,775	20,393
Proceeds from payments, calls and maturities of securities held to maturity	7,729	4,128
Net decrease in Federal Home Loan Bank of New York stock	5,122	2,596
Proceeds from sales of real estate joint ventures and real estate investments	—	4,619
Net increase in real estate held for investment	—	(92)
Net decrease (increase) in real estate joint ventures	94	(81)
Purchase of fixed assets	(12)	(235)
Net cash (used in) provided by investing activities	(116,503)	4,102
Cash flows from financing activities:
Net increase in deposits	236,277	45,658
Purchase of treasury stock	(1,508)	(1,530)
Dividends paid to shareholders	(7,480)	(7,211)
Exercise of stock options	427	598
Decrease in advance payments by borrowers for taxes and insurance	(455)	(660)
Proceeds from borrowed funds	12,000	19,837
Repayment of borrowed funds	(126,031)	(77,500)
Payment of employee taxes withheld from shared-based awards	(1,508)	(1,530)
Net cash provided by (used in) financing activities	111,722	(22,338)
Net increase (decrease) in cash and cash equivalents	8,690	(5,320)
Cash and cash equivalents at beginning of period	16,571	15,129
Cash and cash equivalents at end of period	$25,261	$9,809
Supplemental cash flow information:
Cash paid during the period for:
Interest	$8,731	$8,774
Income taxes	$7,249	$6,138
Noncash transfer
Loans receivable transferred to real estate owned	$—	$317

See accompanying notes to unaudited consolidated financial statements.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation

The consolidated financial statements are composed of the accounts of Oritani Financial Corp., its wholly owned subsidiary, Oritani Bank (the "Bank") and the wholly owned subsidiaries of Oritani Bank; Oritani Finance Company, Ormon LLC ("Ormon"), and Oritani Investment Corp., as well as its wholly owned subsidiary, Oritani Asset Corporation (a real estate investment trust), (collectively, the "Company").  Intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included.  The results of operations and other data presented for the three month period ended September 30, 2016 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2017.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for the preparation of the Form 10-Q.  The consolidated financial statements presented should be read in conjunction with the Company's audited consolidated financial statements and notes to consolidated financial statements included in the Company's June 30, 2016 Annual Report on Form 10-K, filed with the SEC on September 13, 2016.

The consolidated financial statements have been prepared in conformity with GAAP. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at September 30, 2016 and June 30, 2016 and in the Consolidated Statements of Income for the three months ended September 30, 2016 and 2015.  Actual results could differ significantly from those estimates.

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

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
2. Earnings Per Share ("EPS")

Basic earnings per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The weighted average common shares outstanding includes the average number of shares of common stock outstanding and allocated or committed to be released Employee Stock Ownership Plan shares.

Diluted earnings per share is computed using the same method as basic earnings per share, but reflects the potential dilution that could occur if stock options were exercised and converted into common stock.  These potentially dilutive shares would then be included in the weighted average number of shares outstanding for the period using the treasury stock method.  When applying the treasury stock method, we add the assumed proceeds from option exercises and the average unamortized compensation costs related to stock options.  We then divide this sum by our average stock price to calculate shares assumed to be repurchased.  The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted EPS.

The following is a summary of the Company's earnings per share calculations and reconciliation of basic to diluted earnings per share.

	Three months ended September 30,
	2016	2015
	(In thousands, except per share data)
Net income	$10,611	$12,615
Weighted average common shares outstanding—basic	42,775	41,256
Effect of dilutive stock options outstanding	1,233	1,188
Weighted average common shares outstanding—diluted	44,008	42,444
Earnings per share-basic	$0.25	$0.31
Earnings per share-diluted	$0.24	$0.30

For the three months ended September 30, 2016 and 2015 there were 4,438 and 9,316 option shares, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for those periods.

3. Stock Repurchase Program

On March 4, 2015, the Board of Directors of the Company authorized a fourth stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5% of the outstanding shares, or 2,205,451 shares.   At September 30, 2016, there are 1,892,553 shares yet to be purchased under the current plans.   At  September 30, 2016, a total of  13,273,979  shares had been acquired under repurchase programs at a weighted average cost of  $13.30 per share.  The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company's liquidity and capital requirements, and alternative uses of capital.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes.  The Company may conduct repurchases in accordance with a Rule 10b5-1 trading plan.

Index
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

 There were no options issued during the three months ended September 30, 2016.  The fair value of the options issued during the three months ended September 30, 2015 was estimated using the Black-Scholes options-pricing model with the assumptions in the following table.

Three months ended September 30, 2015
Option shares granted	20,000
Expected dividend yield	6.75%
Expected volatility	26.10%
Risk-free interest rate	2.03%
Expected option life	6.5

The following is a summary of the Company's stock option activity and related information as of September 30, 2016 and changes therein during the three months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2016	4,568,005	$2.59	$11.65	5.3
Granted	—	—	—	—
Exercised	(35,672)	2.71	11.95	5.0
Forfeited	—	—	—	—
Outstanding at September 30, 2016	4,532,333	$2.59	$11.64	5.1
Exercisable at September 30, 2016	4,452,997	$2.60	$11.58	5.0

The Company recorded $266,000 and $533,000 of share based compensation expense related to options for the three months ended September 30, 2016 and 2015, respectively.   Expected future expense related to the non-vested options outstanding at September 30, 2016 is $121,000 over a weighted average period of 2.1 years. Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
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

The following is a summary of the status of the Company's restricted stock shares as of September 30, 2016 and changes therein during the three months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2016	347,487	$12.37
Granted	—	—
Vested	(307,820)	11.98
Forfeited	—	—
Non-vested at September 30, 2016	39,667	$15.41

The Company recorded $509,000 and $978,000 of share based compensation expense related to the restricted stock shares for the three months ended September 30, 2016 and 2015, respectively.   Expected future expense related to the non-vested restricted shares at September 30, 2016 is $427,000 over a weighted average period of 2.2 years.

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

Net periodic benefit costs for the three months ended September 30, 2016 and 2015 are presented in the following table.

	Retirement Plan		BEP Plan		Medical Plan
	Three months ended September 30,
	2016	2015	2016	2015	2016	2015
	(In thousands)
Service cost	$38	$44	$—	$—	$14	$19
Interest cost	45	57	10	12	59	59
Amortization of unrecognized:
Prior service cost	—	—	—	—	—	—
Net loss	—	7	13	10	87	39
Total	$83	$108	$23	$22	$160	$117

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

6. Loans, net

Loans, net are summarized as follows:

	September 30, 2016	June 30, 2016
	(In thousands)
Residential	$226,209	$223,701
Residential commercial real estate	1,690,600	1,596,876
Credit/grocery retail commercial real estate	470,801	457,058
Other commercial real estate	857,242	887,443
Construction and land loans	2,305	4,810
Total loans	3,247,157	3,169,888
Less:
Deferred loan fees, net	8,176	7,980
Allowance for loan losses	29,878	29,951
Loans, net	$3,209,103	$3,131,957

The Company's allowance for loan losses is analyzed quarterly and many factors are considered, including growth in the portfolio, delinquencies, nonaccrual loan levels, and other environmental factors.  There have been no material changes to the allowance for loan loss methodology as disclosed in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2016.

The activity in the allowance for loan losses for the three months ended September 30, 2016 and 2015 is summarized as follows:

	Three months ended September 30,
	(In thousands)
	2016	2015
Balance at beginning of period	$29,951	$30,889
Provisions for loan losses	—	—
Recoveries of loans previously charged off	2	—
Loans charged off	(75)	(255)
Balance at end of period	$29,878	$30,634

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table provides the three month activity in the allowance for loan losses allocated by loan category at September 30, 2016 and 2015. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	Three months ended September 30, 2016
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,300	$12,837	$3,646	$11,850	$318	$29,951
Charge-offs	(75)	—	—	—	—	(75)
Recoveries	—	—	—	2	—	2
Provisions	569	773	(174)	(1,009)	(159)	—
Ending balance	$1,794	$13,610	$3,472	$10,843	$159	$29,878

	Three months ended September 30, 2015
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,521	$10,814	$4,042	$13,943	$569	$30,889
Charge-offs	(99)	—	—	(156)	—	(255)
Recoveries	—	—	—	—	—	—
Provisions	258	(208)	570	(739)	119	—
Ending balance	$1,680	$10,606	$4,612	$13,048	$688	$30,634

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at September 30, 2016 and June 30, 2016.

	At September 30, 2016
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$20	$—	$—	$51	$47	$118
Collectively evaluated for impairment	1,774	13,610	3,472	10,792	112	29,760
Total	$1,794	$13,610	$3,472	$10,843	$159	$29,878
Loans receivable:
Individually evaluated for impairment	$3,689	$—	$—	$10,108	$56	$13,853
Collectively evaluated for impairment	222,520	1,690,600	470,801	847,134	2,249	3,233,304
Total	$226,209	$1,690,600	$470,801	$857,242	$2,305	$3,247,157

	At June 30, 2016
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$20	$—	$—	$51	$47	$118
Collectively evaluated for impairment	1,280	12,837	3,646	11,799	271	29,833
Total	$1,300	$12,837	$3,646	$11,850	$318	$29,951
Loans receivable:
Individually evaluated for impairment	$3,631	$310	$—	$9,154	$56	$13,151
Collectively evaluated for impairment	220,070	1,596,566	457,058	878,289	4,754	3,156,737
Total	$223,701	$1,596,876	$457,058	$887,443	$4,810	$3,169,888

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

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
The following table provides information about the loan credit quality at September 30, 2016 and June 30, 2016:

	At September 30, 2016
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$203,476	$286	$18,170	$4,277	$—	$226,209
Residential commercial real estate	1,668,217	20,602	1,781	—	—	1,690,600
Credit/grocery retail commercial real estate	452,326	15,523	2,952	—	—	470,801
Other commercial real estate	748,739	72,516	16,006	19,981	—	857,242
Construction and land loans	2,249	—	—	56	—	2,305
Total	$3,075,007	$108,927	$38,909	$24,314	$—	$3,247,157

	At June 30, 2016
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$199,911	$18,882	$531	$4,377	$—	$223,701
Residential commercial real estate	1,583,686	9,563	3,317	310	—	1,596,876
Credit/grocery retail commercial real estate	438,562	15,523	2,973	—	—	457,058
Other commercial real estate	798,457	51,567	17,553	19,866	—	887,443
Construction and land loans	4,754	—	—	56	—	4,810
Total	$3,025,370	$95,535	$24,374	$24,609	$—	$3,169,888

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table provides information about loans past due at September 30, 2016 and June 30, 2016:

	At September 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (1)
	(In thousands)
Residential	$300	$1,068	$572	$1,940	$224,269	$226,209	$830
Residential commercial real estate	—	—	—	—	1,690,600	1,690,600	—
Credit/grocery retail commercial real estate	—	—	—	—	470,801	470,801	—
Other commercial real estate	1,609	222	2,799	4,630	852,612	857,242	9,651
Construction and land loans	—	—	56	56	2,249	2,305	56
Total	$1,909	$1,290	$3,427	$6,626	$3,240,531	$3,247,157	$10,537

	At June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (2)
	(In thousands)
Residential	$1,745	$531	$684	$2,960	$220,741	$223,701	$931
Residential commercial real estate	3,601	1,166	—	4,767	1,592,109	1,596,876	310
Credit/grocery retail commercial real estate	—	—	—	—	457,058	457,058	—
Other commercial real estate	3,746	—	1,641	5,387	882,056	887,443	8,671
Construction and land loans	—	—	56	56	4,754	4,810	56
Total	$9,092	$1,697	$2,381	$13,170	$3,156,718	$3,169,888	$9,968

(1)
Included in nonaccrual loans at September 30, 2016 are residential loans totaling $66,000 and other commercial real estate loans totaling $165,000 that were 60-89 days past due; residential loans totaling $14,000 and other commercial real estate loans totaling $209,000 that were 30-59 days past due; and residential loans totaling $178,000 and other commercial real estate loans totaling $6.5 million that were current.

(2)
Included in nonaccrual loans at June 30, 2016 are residential loans totaling $180,000 that were 30-59 days past due; residential loans totaling $66,000, residential commercial real estate loans totaling $310,000 and other commercial real estate loans totaling $7.0 million that were current.

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement.  Loans we individually classify as impaired include multifamily, commercial mortgage and construction loans with balances of $1.0 million or more, unless a condition exists for loans less than $1.0 million that would increase the Bank's potential loss exposure.  At September 30, 2016 impaired loans were primarily collateral-dependent and totaled $13.9 million, of which $486,000 had a specific allowance for credit losses of $118,000 and $13.4 million of impaired loans had no related allowance for credit losses.  At June 30, 2016 impaired loans were primarily collateral-dependent and totaled $13.2 million, of which $487,000  had a related allowance for credit losses of $118,000 and $12.7 million of impaired loans had no related allowance for credit losses.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
The following table provides information about the Company's impaired loans at September 30, 2016 and June 30, 2016:

	Impaired Loans
	At September 30, 2016			Three months ended September 30, 2016
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$3,506	$3,506	$—	$3,462	$34
Other commercial real estate	9,861	9,861	—	9,089	121
	13,367	13,367	—	12,551	155
With an allowance recorded:
Residential	$163	$183	$20	$164	$2
Other commercial real estate	196	247	51	196	—
Construction and land loans	9	56	47	9	—
	368	486	118	369	2
Total:
Residential	$3,669	$3,689	$20	$3,626	$36
Other commercial real estate	10,057	10,108	51	9,285	121
Construction and land loans	9	56	47	9	—
	$13,735	$13,853	$118	$12,920	$157

	Impaired Loans
	At June 30, 2016			Year ended June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$3,447	$3,447	$—	$3,507	$140
Residential commercial real estate	310	310	—	296	—
Other commercial real estate	8,907	8,907	—	9,127	263
	12,664	12,664	—	12,930	403
With an allowance recorded:
Residential	$164	$184	$20	$166	$6
Other commercial real estate	196	247	51	196	—
Construction and land loans	9	56	47	72	—
	369	487	118	434	6
Total:
Residential	$3,611	$3,631	$20	$3,673	$146
Residential commercial real estate	310	310	-	296	—
Other commercial real estate	9,103	9,154	51	9,323	263
Construction and land loans	9	56	47	72	—
	$13,033	$13,151	$118	$13,364	$409

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Troubled debt restructured loans ("TDRs") are those loans whose terms have been modified because of deterioration in the financial condition of the borrower.  The Company has selectively modified certain borrower's loans to enable the borrower to emerge from delinquency and keep their loans current.  The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company.  Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal.  Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period.  Management classifies all TDRs as impaired loans.  Included in impaired loans at September 30, 2016 are $4.3 million of loans which are deemed TDRs.  At June 30, 2016, TDRs totaled $4.6 million.

The following table presents additional information regarding the Company's TDRs as of September 30, 2016 and June 30, 2016:

	Troubled Debt Restructurings at September 30, 2016
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$183	$183
Other commercial real estate	378	3,648	4,026
Construction and land loans	—	56	56
Total	$378	$3,887	$4,265
Allowance	$—	$118	$118

	Troubled Debt Restructurings at June 30, 2016
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$184	$184
Residential commercial real estate	—	310	310
Other commercial real estate	386	3,703	4,089
Construction and land loans	—	56	56
Total	$386	$4,253	$4,639
Allowance	$—	$118	$118

The following tables present information about TDRs for the periods presented:

	Three months ended September 30,
	2016			2015
	Number of Relationships	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Relationships	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Other commercial real estate	—	$—	$—	1	$3,385	$2,307
Total	—	$—	$—	1	$3,385	$2,307

There were no loan relationships modified in a troubled debt restructuring during the three months ended September 30, 2016.  The relationship modified during the three months ended September 30, 2015, was granted an extended maturity in conjunction with a principal paydown.

There have been no loans that were modified as TDR during the last twelve months that have subsequently defaulted (90 days or more past due) during the current quarter ended September 30, 2016.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

7. Investment Securities

Securities Held to Maturity

The following is a comparative summary of securities held to maturity at September 30, 2016 and June 30, 2016:

	At September 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$6,750	$—	$14	$6,736
Mortgage-backed securities:
FHLMC	9,953	129	6	10,076
FNMA	79,549	1,333	6	80,876
GNMA	1,359	62	—	1,421
CMO	80,238	490	63	80,665
	$177,849	$2,014	$89	$179,774

	At June 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$6,750	$4	$2	$6,752
Mortgage-backed securities:
FHLMC	9,129	162	—	9,291
FNMA	83,112	1,588	11	84,689
GNMA	1,398	66	—	1,464
CMO	67,718	792	—	68,510
	$168,107	$2,612	$13	$170,706

The contractual maturities of mortgage-backed securities held to maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any securities held to maturity during the three months ended September 30, 2016 and 2015.  Securities with fair values of $82.9 million and $86.6 million at September 30, 2016 and June 30, 2016, respectively, were pledged as collateral for advances.  The fair value of securities held to maturity pledged as collateral for cash flow hedge interest rate swaps totaled $25.1 million and $20.3 million at September 30, 2016 and June 30, 2016, respectively.  The Company did not record other-than-temporary impairment charges on securities held to maturity during the three months ended September 30, 2016 and 2015.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Gross unrealized losses on securities held to maturity and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 and June 30, 2016 were as follows:

	At September 30, 2016
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
U.S. Government and federal agency obligations	$4,986	$14	$—	$—	$4,986	$14
Mortgage-backed securities:
FHLMC	1,185	6	—	—	1,185	6
FNMA	1,232	1	2,017	5	3,249	6
CMO	30,481	63	—	—	30,481	63
	$37,884	$84	$2,017	$5	$39,901	$89

	At June 30, 2016
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
U.S. Government and federal agency obligations	$4,998	$2	$—	$—	$4,998	$2
Mortgage-backed securities:
FNMA	—	—	3,267	11	3,267	11
	$4,998	$2	$3,267	$11	$8,265	$13

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

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Securities Available for Sale

The following is a comparative summary of securities available for sale at September 30, 2016 and June 30, 2016:

	At September 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$601	$627	$—	$1,228
Mortgage-backed securities:
FHLMC	715	31	—	746
FNMA	14,049	428	—	14,477
GNMA	45,275	—	164	45,111
CMO	113,700	1,070	71	114,699
	$174,340	$2,156	$235	$176,261

	At June 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$601	$524	$—	$1,125
Mortgage-backed securities:
FHLMC	815	34	—	849
FNMA	14,650	535	—	15,185
CMO	123,173	1,548	30	124,691
	$139,239	$2,641	$30	$141,850

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any securities available for sale during the three months ended September 30, 2016 and 2015.   The Equity securities caption relates to holdings of shares in financial institutions common stock.  Available for sale securities with fair values of $72.6 million and $78.4 million at September 30, 2016 and June 30, 2016, respectively, were pledged as collateral for advances.  The fair value of securities available for sale pledged as collateral for cash flow hedge interest rate swaps totaled $1.0 million and $1.2 million at September 30, 2016 and June 30, 2016, respectively.  There were no other-than-temporary impairment charges on available for sale securities for the three months ended September 30, 2016 and 2015.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 and June 30, 2016 were as follows:

	At September 30, 2016
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
GNMA	$45,112	$164	$—	$—	$45,112	$164
CMO	17,334	29	4,768	42	22,102	71
	$62,446	$193	$4,768	$42	$67,214	$235

	At June 30, 2016
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
CMO	$—	$—	$5,112	$30	$5,112	$30
	$—	$—	$5,112	$30	$5,112	$30

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

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

8. Deposits

Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. We had brokered deposits totaling $383.4 million and $253.2 million at September 30, 2016 and June 30, 2016, respectively.

 Deposit balances are summarized as follows:

	September 30, 2016	June 30, 2016
	Amount	Amount
	(In thousands)
Checking accounts	$622,333	$453,136
Money market deposit accounts	732,418	681,710
Savings accounts	169,152	165,623
Time deposits	972,377	959,534
	$2,496,280	$2,260,003

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

At September 30, 2016, Oritani had entered into twenty one interest rate swap agreements with a total notional outstanding of $430.0 million. These agreements all feature exchanges of fixed for variable payments covering various hedging periods maturing between January 2017 and July 2024.  The Company is paying fixed rates on these swaps ranging from 0.44% to 3.67%, in exchange for receiving variable payments linked to one month LIBOR.

The following table presents amounts included in the consolidated balance sheets related to the fair value of derivative financial instruments at September 30, 2016 and June 30, 2016.

		At September 30, 2016		At June 30, 2016
text	Balance Sheet Line Item	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedge interest rate swaps
Gross unrealized gain	Other Assets	$150,000	$353	$25,000	$3
Gross unrealized loss	Other Liabilities	280,000	(15,574)	405,000	(17,495)
Gross notional / net fair value		$430,000	$(15,221)	$430,000	$(17,492)

Gains (losses) included in the consolidated statements of income and in comprehensive income, on a pre-tax basis, related to cash flow hedge interest rate swaps are as follows:

	Three Months Ended September 30,
	2016	2015
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(627)	$—
Amount of gain (loss) recognized in other comprehensive income	1,647	(4,157)

There was no ineffectiveness recognized during the three months ended September 30, 2015.   The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $8.6 million and $9.9 million at September 30, 2016 and June 30, 2016, respectively.   Amounts reported in accumulated other comprehensive loss related to cash flow interest rate swaps are reclassified to interest expense as interest payments are made.  The fair value of securities pledged as collateral for the swaps at September 30, 2016 and June 30, 2016 was $26.2 million and $21.5 million, respectively.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

10. Income Taxes

The Company files income tax returns in the United States federal jurisdiction and in New Jersey, Pennsylvania and New York state and local  jurisdictions.

The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2012. The Company's federal return for the tax year ended December 31, 2012 was audited during fiscal 2016.   Our state and city tax returns are not currently under audit and have not been subject to an audit during the past five years.  The Company did not have any uncertain tax positions at September 30, 2016 and June 30, 2016.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.

11. Real Estate Joint Ventures, net and Real Estate Held for Investment

The Company accounts for investments in joint ventures under the equity method. The balance reflects the cost basis of investments, plus the Company's share of income earned on the joint venture operations, less cash distributions, including excess cash distributions, and the Company's share of losses on joint venture operations. Cash received in excess of the Company's recorded investment in a joint venture is recorded as unearned revenue in other liabilities.  As of September 30, 2016 and June 30, 2016, the Company has ownership interest in one joint venture entity that owns an income-producing commercial rental property.  This entity is being marketed for sale.  The book value of this joint venture is $4.2 million and $4.3 million at September 30, 2016 and June 30, 2016, respectively.   All other joint ventures investments were sold during fiscal 2016 and 2015.  There were no sales for the three months ended September 30, 2016.  Proceeds from the sale of joint investments for the three months ended September 30, 2015 were $4.6 million resulting in gains of $4.2 million.

Real estate held for investment included the Company's undivided interest in real estate properties accounted for under the equity method and properties held for investment purposes. Cash received in excess of the Company's recorded investment for an undivided interest in real estate property was recorded as unearned revenue in other liabilities. The operations of the properties held for investment purposes were reflected in the financial results of the Company and included in the Other Income caption in the Income Statement. Properties held for investment purposes were carried at cost less accumulated depreciation.  As of June 30, 2016, all real estate investments were sold during fiscal 2016 and 2015.  There were no sales for the three months ended September 30, 2016 and 2015.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
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

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
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

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and June 30, 2016 by level within the fair value hierarchy. There were no transfers between levels within the fair value hierarchy during the three months ended September 30, 2016.

	Fair Value as of September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$1,228	$1,228	$—	$—
Mortgage-backed securities available for sale
FHLMC	746	—	746	—
FNMA	14,477	—	14,477	—
GNMA	45,111	—	45,111	—
CMO	114,699	—	114,699	—
Total securities available for sale	176,261	1,228	175,033	—

Interest rate swaps	353	—	353	—
Total assets	$176,614	$1,228	$175,386	$—

Liabilities:
Interest rate swaps	$(15,574)	$—	$(15,574)	$—

	Fair Value as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$1,125	$1,125	$—	$—
Mortgage-backed securities available for sale
FHLMC	849	—	849	—
FNMA	15,185	—	15,185	—
CMO	124,691	—	124,691	—
Total securities available for sale	$141,850	$1,125	$140,725	$—

Interest rate swap	3	—	3	—
Total assets measured on a recurring basis	141,853	1,125	140,728	—

Liabilities:
Interest rate swaps	$(17,495)	$—	$(17,495)	$—

Index
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

The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of September 30, 2016 and June 30, 2016 by level within the fair value hierarchy.

	Fair Value as of September 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$222	$—	$—	$222
Other commercial real estate	3,225	—	—	3,225
Construction and land loans	9	—	—	9
Total impaired loans	3,456	—	—	3,456
Real estate owned
Other commercial real estate	449	—	—	449
Total real estate owned	449	—	—	449
Total assets measured on a non-recurring basis	$3,905	$—	$—	$3,905

	Fair Value as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$164	$—	$—	$164
Other commercial real estate	3,269	—	—	3,269
Construction and land loans	9	—	—	9
Total impaired loans	3,442	—	—	3,442
Real estate owned
Other commercial real estate	487	—	—	487
Total real estate owned	487	—	—	487
Total assets measured on a non-recurring basis	$3,929	$—	$—	$3,929

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Estimated Fair Value of Financial Instruments

The following tables present the carrying amount, estimated fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company's balance sheet at September 30, 2016 and June 30, 2016. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, and overnight borrowings.

	September 30, 2016
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	$177,849	$179,774	$—	$179,774	$—
Loans, net (1)	3,209,103	3,230,234	—	—	3,230,234
Financial liabilities:
Time deposits	972,377	982,799	—	982,799	—
Term borrowings	476,392	486,215	—	486,215	—
 _____________
(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

	June 30, 2016
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	$168,107	$170,706	$—	$170,706	$—
Loans, net (1)	3,131,957	3,169,724	—	—	3,169,724
Financial liabilities:
Time deposits	959,534	969,320	—	969,320	—
Term borrowings	464,623	474,843	—	474,843	—
 ______________
(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

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

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

13. Other Comprehensive Income

The components of comprehensive income, both gross and net of tax, are presented for the periods below (in thousands):

	Three months ended September 30,
	2016	2015
Gross:
Net income	$16,290	$19,397
Other comprehensive income (loss)
Change in unrealized holding (loss) gain on securities available for sale	(689)	718
Amortization related to post-retirement obligations	100	56
Net change in unrealized gain (loss) on interest rate swaps	2,274	(4,157)
Total other comprehensive income (loss)	1,685	(3,383)
Total comprehensive income	17,975	16,014
Tax applicable to:
Net income	5,679	6,782
Other comprehensive income (loss)
Change in unrealized holding (loss) gain on securities available for sale	(297)	272
Amortization related to post-retirement obligations	28	23
Net change in unrealized gain (loss) on interest rate swaps	974	(1,793)
Total other comprehensive income (loss)	705	(1,498)
Total comprehensive income	6,384	5,284
Net of tax:
Net income	10,611	12,615
Other comprehensive income (loss)
Change in unrealized holding (loss) gain on securities available for sale	(392)	446
Amortization related to post-retirement obligations	72	33
Net change in unrealized gain (loss) on interest rate swaps	1,300	(2,364)
Total other comprehensive income (loss)	980	(1,885)
Total comprehensive income	$11,591	$10,730

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of tax, for the three months ended September 30, 2016 and 2015 (in thousands):

	Unrealized Holding Loss on Securities Available for Sale	Post Retirement Obligations	Unrealized Holding Loss on Interest Rate Swaps	Accumulated Other Comprehensive (Loss), Net of Tax
Balance at June 30, 2016	$1,529	$(1,657)	$(9,944)	$(10,072)
Net change	(392)	72	1,300	980
Balance at September 30, 2016	$1,137	$(1,585)	$(8,644)	$(9,092)

Balance at June 30, 2015	$1,496	$(1,316)	$(2,028)	$(1,848)
Net change	446	33	(2,364)	(1,885)
Balance at September 30, 2015	$1,942	$(1,283)	$(4,392)	$(3,733)

The following table sets forth information about the amount reclassified from accumulated other comprehensive income (loss) to the consolidated statement of income and the affected line item in the statement where net income is presented (in thousands).

Accumulated Other Comprehensive Income (Loss) Component	Affected line item in the Consolidated Statement of Income	Three months ended September 30, 2016	Three months ended September 30, 2015
Amortization related to post-retirement obligations (1)
Prior service cost		—	—
Net loss		100	56
	Compensation, payroll taxes and fringe benefits	100	56

	Total before tax	100	56
	Income tax benefit	28	23
	Net of tax	72	33

(1) These accumulated other comprehensive income (loss) components are included in the computations of net periodic benefit cost. See Note 5. Post-retirement Benefits.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

14. Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory".  This update requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  This update is effective for fiscal years beginning after December 31, 2017, including interim periods within that year.  The Company does not expect that the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cashflows (Topic 230): Classification of Certain Cash Receipts and Cash Payments".  This update addresses eight specific cash flow issue with the objective of reducing existing diversity in practice.  This update is effective for fiscal years beginning after December 31, 2017, including interim periods within that year.  The Company does not expect that the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments".  This update revises the methodology for estimating credit losses on loans receivable, held-to-maturity debt securities, unfunded loan commitments, and certain other financial assets measured at amortized cost.  Under ASU 2016-13, the current expected credit losses ("CECL") model is based on lifetime expected losses, rather than incurred losses, and requires the recognition of credit loss expense in the statement of income and a related allowance for credit losses on the balance sheet at the time of origination or purchase of a loan receivable or held-to-maturity debt security.  Subsequent changes in this estimate are recorded through credit loss expense and related allowance.  The CECL model requires the use of not only relevant historical experience and current conditions, but also reasonable and supportable forecasts of future events and circumstances, thus incorporating a broad range of information in developing credit loss estimates, which could result in significant changes to both the timing and amount of credit loss expense and allowance.  Under ASU 2016-13, available-for-sale debt securities are evaluated for impairment if fair value is less than amortized cost.  Estimated credit losses are recorded through a credit loss expense and an allowance, rather than a write-down of the investment.  Changes in fair value that are not credit-related will continue to be recorded in other comprehensive income.  Certain additional disclosures are required, including further disaggregation of credit quality indicators for loans receivable by year of origination.  This update is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).   The Company is evaluating the impact of this update on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, "Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting".  This ASU requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.  Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required.  The amendments in this Update require that an entity that has an available for sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method.  The ASU is effective for all entities in fiscal years, and interim periods in those fiscal years, beginning after December 15, 2016.  Early adoption is permitted.  The new guidance will be applied prospectively to changes in ownership (or influence) after the adoption date.   The Company does not expect that the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

In March 2016, the FASB issued ASU 2016-05, "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force))".  This ASU clarifies that a change in the counterparty to a derivative instrument (novation), that has been designated as a hedging instrument does not, on its own, require dedesignation of that hedge accounting relationship provided that all other hedge accounting criteria continue to be met.  This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein.  Early adoption is permitted, including adoption in an interim period.  The Company does not expect that the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)".  This ASU requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current accounting treatment.  This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases.  For public business entities, this ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein.  Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  The Company is currently evaluating the impact of the adoption of this guidance on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities", which is intended to improve the recognition and measurement of financial instruments.  The ASU revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value.  It also amends certain disclosure requirements associated with the fair value of financial instruments.  The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The Company does not expect that the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items", which eliminates from U.S. GAAP the concept of an extraordinary item.  The Board released the new guidance as part of its simplification initiative, which, as explained in the ASU, is intended to "identify, evaluate and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements". To be considered an extraordinary item under existing U.S. GAAP, an event or transaction must be unusual in nature and must occur infrequently. As a result, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. For all entities, the ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods.  Entities may apply the guidance prospectively or retrospectively to all prior periods presented in the financial statements.  If an entity chooses to apply the guidance prospectively, it must disclose whether amounts included in income from continuing operations after adoption of the ASU are related to events and transactions previously recognized and classified as extraordinary items before the date of adoption.  Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption.  We adopted this guidance on July 1, 2015 with no significant impact on the Company's consolidated financial statements.

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements may be identified by reference to a future period or periods, or by use of forward looking terminology, such as "may," "will," "believe," 'expect," "estimate," 'anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms.  Forward looking statements are subject to numerous risks and uncertainties.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2016, include, but are not limited to, those related to the economic environment, particularly in the market areas in which Oritani Financial Corp. (the "Company") operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

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

Overview

Oritani Financial Corp. (the "Company") is a Delaware corporation that was incorporated in March 2010.  The Company is the stock holding company of Oritani Bank.  The Company owns 100% of the outstanding shares of common stock of the Bank.  The Company has engaged primarily in the business of holding the common stock of the Bank and two limited liability companies.  The two limited liability companies previously owned a variety of real estate investments but the majority of such investments have now been sold.  The Bank's principal business consists of attracting retail, commercial and municipal bank deposits from the general public and investing those deposits, together with funds generated from operations and borrowed funds, in multifamily and commercial real estate loans, one- to four-family residential mortgage loans as well as in second mortgage and equity loans, construction loans, business loans, other consumer loans, and investment securities.  The Bank originates loans primarily for investment and holds such loans in its portfolio.  Occasionally, the Bank will also enter into loan participations.  The Bank's primary sources of funds are deposits, borrowings, investment maturities and principal and interest payments on loans and securities.  The Bank's revenues are derived principally from interest on loans and securities.  The Bank also generates revenue from fees and service charges and other income.  The Bank's results of operations depend significantly on its net interest income; which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities.  The Bank's net interest income is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, the timing of the re-pricing of interest-earning assets and interest-bearing liabilities, and the prepayment rate on its mortgage-related assets.  Provisions for loan losses and asset impairment charges can also have a significant impact on results of operations.  Other factors that may affect the Bank's results of operations are general and local economic and competitive conditions, government policies and actions of regulatory authorities.

The Bank's business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to its individual, business, and municipal customers. The Bank's primary focus has been, and will continue to be, organic growth in multifamily and commercial real estate lending.

Index
Comparison of Financial Condition at September 30, 2016 and June 30, 2016

Total Assets.  Total assets increased $125.3 million to $3.79 billion at September 30, 2016, from $3.67 billion at June 30, 2016.
Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) increased $8.7 million to $25.3 million  at September 30, 2016, from $16.6 million at June 30, 2016.
Net Loans. Loans, net increased $77.1 million, or 2.5%, to $3.21 billion at September 30, 2016, from $3.13 billion at June 30, 2016.  The annualized growth rate was 9.9%.   The increase in loans was primarily in residential commercial real estate (multifamily) which increased $93.7 million over the period.  The Company's primary strategic business objective is the organic growth of multifamily and commercial real estate loans.  For the three months ended September 30, 2016, loan originations and purchases totaled $152.6 million and $26.7 million, respectively.  Loan principal payments totaled $102.6 million over that same period.  For the comparable 2015 period, loan originations and loan principal payments totaled $114.6 million and $106.9 million, respectively.  There were no loan purchases in the 2015 period.  The Company continues to limit the origination of loans with fixed rate periods greater than 5 years and also continues to utilize the elevated underwriting standards regarding certain aspects of commercial real estate lending implemented in the first calendar quarter of 2016.  These decisions had a negative impact on loan growth; however, management believes these restraints are in the best long term interests of the Company.
Delinquency and non performing asset information is provided below:

	9/30/2016	6/30/2016	3/31/2016	12/31/2015	9/30/2015
	(Dollars in thousands)
Delinquency Totals
30—59 days past due	$1,686	$8,912	$2,930	$6,320	$8,188
60—89 days past due	1,060	1,698	1,184	404	190
Nonaccrual	10,537	9,968	9,989	10,880	10,879
Total	$13,283	$20,578	$14,103	$17,604	$19,257
Non Performing Asset Totals
Nonaccrual loans, per above	$10,537	$9,968	$9,989	$10,880	$10,879
Real Estate Owned	449	487	487	487	2,926
Total	$10,986	$10,455	$10,476	$11,367	$13,805
Nonaccrual loans to total loans	0.32%	0.31%	0.33%	0.37%	0.39%
Delinquent loans to total loans	0.41%	0.65%	0.46%	0.60%	0.69%
Non performing assets to total assets	0.29%	0.28%	0.29%	0.32%	0.41%

Delinquent loan and non performing asset totals continue to illustrate minimal credit issues at the Company.  Further, of the $10.5 million in loans classified as nonaccrual at September 30, 2016, $6.7 million were current.

Index
Securities available for sale. Securities AFS increased $34.4 million to $176.3 million at September 30, 2016, from $141.9 million at June 30, 2016.  Although the Company had been classifying the majority of new purchases as held to maturity, $46.0 million of adjustable rate mortgage backed securities were purchased that were classified as AFS.
Securities held to maturity. Securities HTM increased $9.7 million to $177.8 million at September 30, 2016, from $168.1 million at June 30, 2016.  Purchases of $17.6 million were partially offset by sales, payments, calls and maturities of $7.7 million.
Investments in real estate joint ventures, net and real estate held for investment. The Company previously announced its intention to investigate the sale of the properties and interests in these portfolios.  As of September 30, 2016, all but one such property had been sold and closed.  This remaining property is being marketed, and significant progress regarding disposition of the property has been attained.  Management will provide additional updates as greater certainty regarding the results of the marketing efforts are realized.

Federal Home Loan Bank of New York ("FHLB") stock.  FHLB stock decreased $5.1 million to $32.9 million at September 30, 2016, from $38.0 million at June 30, 2016.  FHLB stock holdings are required depending on several factors, including the level of borrowings with the FHLB.  As FHLB borrowings decreased over the quarter, excess FHLB stock was redeemed.

Deposits.  Deposits increased $236.3 million to $2.50 billion at September 30, 2016, from $2.26 billion at June 30, 2016.  A portion of the growth achieved in the September 2016 quarter is attributable to increases in brokered deposits.  The period end balance of brokered deposits at September 30, 2016 and June 30, 2016 was $383.4 million and $253.2 million, respectively.  The average balance of deposits increased $175.9 million to $2.40 billion at September 30, 2016 from $2.23 billion at June 30, 2016, which represents an annualized growth rate of 31.6%.
Borrowings. Borrowings decreased $114.0 million to $667.6 million at September 30, 2016, from $781.6 million at June 30, 2016.  The decrease in borrowings is primarily in overnight and short-term borrowings.  Deposit growth has enabled the Company to reduce borrowings.
Stockholders' Equity.  Stockholders' equity increased $4.5 million to $539.7 million at September 30, 2016, from $535.2 million at June 30, 2016.  The increase was primarily due to net income and the net impact of the amortization of stock based compensation plans, partially offset by dividends and repurchases.  During the September 30, 2016 quarter, 94,953 shares of stock were repurchased at a total cost of $1.5 million and an average cost of $15.88 per share.  The shares repurchased were shares redeemed by employees, in lieu of payroll taxes due, in conjunction with the vesting of stock awards from the 2011 Equity Plan.  Based on our September 30, 2016 closing price of $15.72 per share, the Company stock was trading at 131.6% of book value.

Index
Average Balance Sheet for the Three Months Ended September 30, 2016 and 2015

The following table presents certain information regarding Oritani Financial Corp.'s financial condition and net interest income for the three months ended September 30, 2016 and 2015.  The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  We derived average balances from daily balances over the periods indicated.  Interest income includes fees that we consider adjustments to yields, including prepayment penalties.

	Average Balance Sheet and Yield/Rate Information For the Three Months Ended (unaudited)
	September 30, 2016			September 30, 2015
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$3,151,514	$31,973	4.06%	$2,759,345	$30,789	4.46%
Federal Home Loan Bank Stock	33,167	457	5.51%	37,870	401	4.24%
Securities available for sale	166,857	826	1.98%	251,443	1,203	1.91%
Securities held to maturity	171,904	803	1.87%	111,679	571	2.05%
Federal funds sold and short term investments	808	1	0.50%	1,624	1	0.25%
Total interest-earning assets	3,524,250	34,060	3.87%	3,161,961	32,965	4.17%
Non-interest-earning assets	187,055			185,142
Total assets	$3,711,305			$3,347,103
Interest-bearing liabilities:
Savings deposits	166,963	96	0.23%	158,887	95	0.24%
Money market	714,355	1,885	1.06%	619,617	839	0.54%
Checking accounts	550,886	548	0.40%	436,462	396	0.36%
Time deposits	972,335	3,210	1.32%	781,646	2,332	1.19%
Total deposits	2,404,539	5,739	0.95%	1,996,612	3,662	0.73%
Borrowings	674,088	3,021	1.79%	751,255	5,154	2.74%
Total interest-bearing liabilities	3,078,627	8,760	1.14%	2,747,867	8,816	1.28%
Non-interest-bearing liabilities	94,250			77,929
Total liabilities	3,172,877			2,825,796
Stockholders' equity	538,428			521,307
Total liabilities and stockholders' equity	$3,711,305			$3,347,103
Net interest income		$25,300			$24,149
Net interest rate spread (2)			2.73%			2.89%
Net interest-earning assets (3)	$445,623			$414,094
Net interest margin (4)			2.87%			3.05%
Average of interest-earning assets to interest-bearing liabilities			114.47%			115.07%

(1)	Average outstanding balance includes nonaccrual loans and interest earned includes prepayment income.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Index
Comparison of Operating Results for the Three Months Ended September 30, 2016 and 2015

Net Income. Net income decreased $2.0 million to $10.6 million for the quarter ended September 30, 2016, from $12.6 million for the corresponding 2015 quarter.  The primary cause of the decreased net income in 2016 was due to profits on the sale of real estate joint ventures in 2015.  The Company realized pretax gains of $4.2 million on the sales of real estate joint ventures in the 2015 period that were not replicated in the 2016 period.  The impact was partially offset by increased net interest income in the 2016 period.  Our annualized return on average assets was 1.14% for the quarter ended September 30, 2016, and 1.51% for the quarter ended September 30, 2015.

Interest Income. Total interest income increased $1.1 million to $34.1 million for the three months ended September 30, 2016, from $33.0 million for the three months ended September 30, 2015.  The components of interest income for the three months ended September 30, 2016 and 2015, changed as follows:

	Three months ended September 30,				Increase / (decrease)
	2016		2015
	Interest Income	Yield	Interest Income	Yield	Interest Income	Average Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$31,973	4.06%	$30,789	4.46%	$1,184	$392,169	(0.40)%
Dividends on FHLB stock	457	5.51%	401	4.24%	56	(4,703)	1.27%
Interest on securities AFS	826	1.98%	1,203	1.91%	(377)	(84,586)	0.07%
Interest on securities HTM	803	1.87%	571	2.05%	232	60,225	(0.18)%
Interest on federal funds sold and short term investments	1	0.50%	1	0.25%	—	(816)	0.25%
Total interest income	$34,060	3.87%	$32,965	4.17%	$1,095	$362,289	(0.30)%

The Company's primary strategic business objective remains the organic growth of multifamily and commercial real estate loans.  The average balance of the loan portfolio increased $392.2 million, or 14.2%, for the three months ended September 30, 2016 versus the comparable 2015 period.  On a linked quarter basis (September 30, 2016 versus June 30, 2016), the annualized growth rates of the portfolio were 12.0%  and 9.9%, when measured based on average and period end balances, respectively.

The yield on the loan portfolio decreased 40 basis points for the quarter ended September 30, 2016 versus the comparable 2015 period.  On a linked quarter basis (September 30, 2016 versus June 30, 2016), the yield on the loan portfolio decreased 18 basis points.  Decreases in the level of prepayment income impacted these results.  Exclusive of prepayment penalties, the yield on the loan portfolio decreased 26 basis points versus the quarter ended September 30, 2015 and decreased 6 basis points on a linked quarter basis.  The decrease continues a trend of decreased yield on loans and was primarily attributable to the impact of current market rates on new originations as well as refinancings, prepayments and repricings.  Competition for multifamily and commercial real estate loan originations remains elevated and the spread to alternative costs of funds remains lower than historical levels.  The market rates on new originations are below the average yield of the loan portfolio.  Prepayment penalties totaled $631,000, $1.5 million and $1.6 million for the quarters ended September 30, 2016, June 30, 2016 and September 30, 2015, respectively.  Prepayment penalty income boosted annualized loan yield by 8, 20 and 23 basis points for the quarters ended September 30, 2016, June 30, 2016 and September 30, 2015, respectively.  See additional information regarding loans in "Comparison of Financial Condition at September 30, 2016 and June 30, 2016-Net Loans."

The average balance of securities available for sale decreased $84.6 million for the three months ended September 30, 2016 versus the comparable 2015 period, while the average balance of securities held to maturity increased $60.2 million over the same period.  The Company has been classifying the majority of new purchases as held to maturity.

Index
Interest Expense.  Total interest expense decreased $56,000 to $8.8 million for the three months ended September 30, 2016, from $8.8 million for the three months ended September 30, 2015.  The components of interest expense for the three months ended September 30, 2016 and 2015, changed as follows:

	Three months ended September 30,				Increase / (decrease)
	2016		2015
	Interest Expense	Cost	Interest Expense	Cost	Interest Expense	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$96	0.23%	$95	0.24%	$1	$8,076	(0.01)%
Money market	1,885	1.06%	839	0.54%	1,046	94,738	0.52%
Checking accounts	548	0.40%	396	0.36%	152	114,424	0.04%
Time deposits	3,210	1.32%	2,332	1.19%	878	190,689	0.13%
Total deposits	5,739	0.95%	3,662	0.73%	2,077	407,927	0.22%
Borrowings	3,021	1.79%	5,154	2.74%	(2,133)	(77,167)	(0.95)%
	$8,760	1.14%	$8,816	1.28%	$(56)	$330,760	(0.14)%

Strong deposit growth remains a strategic objective of the Company.  As detailed above, the average balance of deposits increased $407.9 million, or 20.4%, for the quarter ended September 30, 2016 versus the comparable 2015 period.  Growth was particularly strong when measured on a linked quarter comparison basis.  The average balance of deposits increased $175.9 million, representing quarterly growth of 7.9% and annualized growth of 31.6%, for the quarter ended September 30, 2016 versus the quarter ended June 30, 2016.  The average balance of brokered deposits increased $71.0 million and $87.6 million versus the quarters ended June 30, 2016 and September 30, 2015, respectively.  The overall cost of deposits increased 22 basis points for the quarter ended September 30, 2016 versus the comparable 2015 period, and 3 basis points on a linked quarter comparison basis.  The increased cost is primarily attributable to the costs of interest rate swaps that are being reflected as interest expense on money market accounts.  The situation occurred as a result of two balance sheet restructures that are discussed in detail in the Company's Form 10-Q for the quarterly period ended December 31, 2015, and the Company's Form 10-K for the annual period ended June 30, 2016.  The increased cost of the money market accounts is partially offset by the decrease in cost of borrowings.

As detailed in the table above, the average balance of borrowings decreased $77.2 million for the three months ended September 30, 2016 versus the comparable 2015 period, while the cost decreased 95 basis points.  The increase in the average balance of deposits allowed the Company to reduce borrowings while still funding growth.  The cost of borrowings was also affected by the balance sheet restructures referenced above.  On a linked quarter basis, the average balance of borrowings decreased $123.0 million and the cost of borrowings decreased 12 basis points.

Index
Net Interest Income Before Provision for Loan Losses.  Net interest income increased by $1.2 million to $25.3 million for the three months ended September 30, 2016, from $24.1 million for the three months ended September 30, 2015.   The Company's net interest income, spread and margin over the period are detailed in the chart below.

	Including Prepayment Penalties			Excluding Prepayment Penalties*
For the Three Months Ended	Net Interest Income Before Provision	Spread	Margin	Net Interest Income Before Provision	Spread	Margin
	(Dollars in thousands)
September 30, 2016	$$25,300	2.73%	2.87%	$$24,669	2.65%	2.80%
June 30, 2016	25,707	2.82%	2.97%	24,169	2.64%	2.79%
March 31, 2016	25,151	2.86%	3.01%	24,154	2.74%	2.89%
December 31, 2015	25,294	2.99%	3.14%	23,744	2.79%	2.95%
September 30, 2015	24,149	2.89%	3.05%	22,567	2.69%	2.85%
* - Prepayment penalties on loans are excluded.

The Company's spread and margin have been significantly impacted by prepayment penalties.  The chart above details results with and without the impact of prepayment penalties.  While prepayment penalty income is expected to continue, significant fluctuations in the level of prepayment income are also expected.

The Company's spread and margin remain under pressure due to several factors.  These factors were discussed in the Company's Form 10-K for the annual period ended June 30, 2016, and in other prior filings.   Despite the spread and margin compression, the Company's net interest income excluding prepayment penalties has been expanding.  The Company undertook the balance sheet restructures referenced above, in part, to counter some of the spread and margin compression that is occurring.  The benefits of the balance sheet restructures can be seen most prominently in the results (excluding prepayment penalties) for the quarters December 31, 2015 and September 30, 2016.  The results for the quarter ended September 30, 2016 show expansion of the spread and margin by one basis point versus the quarter ended June 30, 2016.  The positive impact of the balance sheet restructure that was discussed in the Company's Form 10-K for the annual period ended June 30, 2016, was almost fully offset by the compression that occurred over the September 30, 2016 quarter.

The Company's net interest income and net interest rate spread were both negatively impacted in all periods due to the reversal of accrued interest income on loans delinquent more than 90 days.  The total of such income reversed was $119,000 for the three months ended September 30, 2016 and $177,000 for the three months ended September 30, 2015.

Index
Provision for Loan Losses. The Company recorded no provision for loan losses for both the three months ended September 30, 2016 and the three months ended September 30, 2015.  A rollforward of the allowance for loan losses for the three months ended September 30, 2016 and 2015 is presented below:

	Three months ended September 30,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$29,951	$30,889
Provisions charged to operations	—	—
Recoveries of loans previously charged off	2	—
Loans charged off	(75)	(255)
Balance at end of period	$29,878	$30,634
Allowance for loan losses to total loans	0.92%	1.09%
Net charge-offs (annualized) to average loans outstanding	0.01%	0.04%

The improving delinquency and nonaccrual trends, changes in loan risk ratings, loan growth, charge-offs and economic and business conditions continue to have a meaningful impact on the current level of provision for loan losses.   In addition, improvements in general economic and business conditions have also impacted the level of provisioning by decreasing the necessary level of general allowances.  See additional information regarding the allowance for loan losses in Note 6 of the financial statements and "Comparison of Financial Condition at September 30, 2016 and June 30, 2016-Net Loans."

Other Income. Other income decreased $4.7 million to $1.3 million for the three months ended September 30, 2016, from $6.0 million for the three months ended September 30, 2015.   In the 2015 period, the Company sold three of its investments in real estate joint ventures and the total pretax gain was $4.2 million.  There were no comparable sales in the 2016 period.  See additional information under "Comparison of Financial Condition at September 30, 2016 and June 30, 2016," regarding the sales of investments in real estate joint ventures and real estate held for investment.  Net income from investments in real estate joint ventures and income from real estate operations, net, decreased by a combined $326,000 for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.  Earnings from these two categories have decreased as the Company has disposed of the majority of such properties.

Other Expenses. Other expenses decreased $469,000 to $10.3 million for the three months ended September 30, 2016, from $10.7 million for the three months ended September 30, 2015.  Compensation, payroll taxes and fringe benefits decreased $345,000 to $7.4 million for the three months ended September 30, 2016, from $7.7 million for the three months ended September 30, 2015.  The cost for the majority of the stock awards and stock options granted in conjunction with the Company's 2011 Equity Plan fully amortized in August 2016.  The 2015 period included the amortization expense related to these plans for a full quarter while the 2016 period only had half of such expenses, thereby reducing such expenses in the 2016 period by $735,000.  After adjusting for this situation, expenses increased $390,000.  The increase was primarily due to increases in direct compensation, due to additional staffing and salary adjustments and increases in the cost of a nonqualified benefit plan.  Real estate owned operations decreased $275,000 to $55,000 for the three months ended September 30, 2016, from $330,000 for the three months ended September 30, 2015. The majority of the decrease was due to a valuation adjustment made on a property in the 2015 period.  In addition, the lower level of REO assets has also decreased the cost of REO operations in the 2016 period.

Income Tax Expense. Income tax expense for the three months ended September 30, 2016 was $5.7 million on pre-tax income of $16.3 million, resulting in an effective tax rate of 34.9%.   Income tax expense for the three months ended September 30, 2015 was $6.8 million on pre-tax income of $19.4 million, resulting in an effective tax rate of 35.0%.  The Company's effective rate in both periods was positively affected by the adoption of Accounting Standards Codification ("ASC") 718, "Compensation—Stock Compensation," as well as Accounting Standards Update ("ASU") 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplified certain aspects of accounting for share-based compensation.

Index
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

At September 30, 2016 and June 30, 2016, the Company had $191.2 million and $317.0 million in overnight borrowings from the FHLB, respectively.  The Company had total borrowings of $667.6 million at September 30, 2016 and $781.6 million at June 30, 2016.  The Company's total borrowings at September 30, 2016 include $427.9 million in longer term borrowings with the FHLB.  In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans.  At September 30, 2016, outstanding commitments to originate loans totaled $78.6 million and outstanding commitments to extend credit totaled $15.6 million.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $618.1 million at September 30, 2016.  Based upon historical experience, management estimates that a large portion of such deposits will remain with the Company.  The portion that remains will be significantly impacted by the renewal rates offered by the Company.

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

The Company's primary use of funds has been dividends to shareholders and repurchases of common stock. The declarations of such dividends are at the discretion of the Company and the dividend amount could be reduced or eliminated if the payment of a dividend to shareholders would result in a liquidity concern. The Company's loan portfolio was an additional source and use of funds. The Company periodically originated loans which were a significant use of funds. The principal and interest payments from these loans provided a recurring source of funds. The majority of the Company's loans were directly or indirectly related to entities in the Company's investment in real estate joint ventures and real estate held for investment portfolios. The Company announced its intention to explore the strategic disposition of the properties and interests in these portfolios.  As of June 30, 2016, the properties and interests in these portfolios were disposed, the related loans were repaid and the sales activity and loan repayments were a significant, but transitory, source of funds. In addition, the Company secured external financing, a source of funds independent of the Bank.  At September 30, 2016 and June 30, 2016, the Company had $12.5 million in borrowings outstanding from another financial institution.  In addition, at September 30, 2016 and June 30, 2016 , the Company, on an unconsolidated basis, had cash and cash equivalents of $57.4 million and $66.2 million, respectively.

In July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes.  The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5 percent and a common equity Tier 1 capital conservation buffer of 2.5 percent of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0 percent to 6.0 percent and require a minimum leverage ratio of 4.0 percent. The final rule became effective January 1, 2015, subject to a transition period for various components of the rule that require full compliance for the Company by January 1, 2019, including a capital conservation buffer of 2.5 percent of risk-weighted assets for which the transitional period began on January 1, 2016.

As of September 30, 2016 and June 30, 2016, the Company and Bank exceeded all regulatory capital requirements as follows:

	September 30, 2016
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Common Equity Tier 1 ("CET1") (to risk-weighted assets)	$548,750	16.45%	$150,123	4.50%
Tier 1capital (to risk-weighted assets)	548,750	16.45%	200,164	6.00%
Total capital (to risk-weighted assets)	578,628	17.34%	266,885	8.00%
Tier 1 leverage capital (to average assets)	548,750	14.82%	148,082	4.00%
Capital Conservation Buffer	311,742	9.34%	20,850	0.625%

Index

	September 30, 2016
	Actual		Required		Well-Capitalized
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Bank:
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$479,009	14.36%	$150,103	4.50%	$216,815	6.50%
Tier 1 capital (to risk-weighted assets)	479,009	14.36%	200,137	6.00%	266,850	8.00%
Total capital (to risk-weighted assets)	508,887	15.26%	266,850	8.00%	333,562	10.00%
Tier 1 Leverage capital (to average assets)	479,009	12.94%	148,053	4.00%	185,067	5.00%
Capital conservation buffer	242,037	7.26%	20,848	0.625%

	June 30, 2016
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Common Equity Tier 1 ("CET1") (to risk-weighted assets)	$545,272	16.77%	$146,311	4.50%
Tier 1capital (to risk-weighted assets)	545,272	16.77%	195,081	6.00%
Total capital (to risk-weighted assets)	575,223	17.69%	260,108	8.00%
Tier 1 leverage capital (to average assets)	545,272	14.94%	145,676	4.00%
Capital Conservation Buffer	315,034	9.69%	20,321	0.625%

	June 30, 2016
	Actual		Required		Well-Capitalized
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Bank:
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$466,987	14.36%	$146,288	4.50%	$211,305	6.50%
Tier 1 capital (to risk-weighted assets)	466,987	14.36%	195,050	6.00%	260,067	8.00%
Total capital (to risk-weighted assets)	496,938	15.28%	260,067	8.00%	325,084	10.00%
Tier 1 Leverage capital (to average assets)	466,987	12.86%	145,255	4.00%	181,569	5.00%
Capital conservation buffer	236,871	7.29%	20,318	0.625%

Critical Accounting Policies

Note 1 to the Company's Audited Consolidated Financial Statements for the year ended June 30, 2016, included in the Company's Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets and liabilities are carried in the consolidated Balance Sheets at fair value or the lower of cost or fair value. Policies with respect to the methodologies used to determine the allowance for loan losses and judgments regarding the valuation of securities and derivatives as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company's financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors. For a further discussion of the critical accounting policies of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K, for the year ended June 30, 2016.

Index
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

(i)
originating multifamily and commercial real estate loans that generally tend to have shorter interest duration and generally have interest rates that reset in five years or less. The chart below provides maturity/repricing information for the entire loan portfolio, the majority of which is comprised of multifamily and commercial real estate loans;

(ii)	investing in shorter duration securities and mortgage-backed securities;
(iii)	obtaining general financing through FHLB advances with a fixed long term; and
(iv)	utilizing interest rate swaps or other derivative instruments

Loan Portfolio by Reprice/Maturity Date
At September 30, 2016
(Dollars in thousands)
Repricing or Maturing Within:	Amount	Weighted Average Rate	% of Total Loans	Cumulative % of Total Loans
1 Year or less	$468,041	3.97%	14.41%	14.41%
1 - 3 years	1,202,605	3.54%	37.04%	51.45%
3 - 5 years	835,344	3.71%	25.72%	77.17%
5 - 7 years	323,971	3.98%	9.98%	87.15%
7 to 10 years	116,274	4.69%	3.58%	90.73%
Greater than 10 years	300,922	4.76%	9.27%	100.00%
Total	$3,247,157	3.84%	100.00%

 At September 30, 2016, 51.45 % of the loan portfolio matured or repriced in 3 years or less, and 77.17% matured or repriced in 5 years or less.

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

Index

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

The table below sets forth, as of September 30, 2016, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) basis points
	(Dollars in thousands)
+200	$542,671	$(58,142)	(9.7)%	14.7%	(91)
+100	574,553	(26,260)	(4.4)%	15.3%	(34)
—	600,813	—	—%	15.6%	—
(100)	675,275	74,462	12.4%	17.0%	137

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2016, in the event of a 100 basis point decrease in interest rates, we would experience a 12.4% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 9.7% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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

Index
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

Item 1A. Risk Factors

There have been no material changes from those risk factors previously disclosed in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on September 13, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.
(b)	Use of Proceeds. Not applicable.
(c)
Repurchase of Our Equity Securities.  The following table shows the Company's repurchases of its common stock for each calendar month in the three months ended September 30, 2016 and the stock repurchase plan approved by our Board of Directors.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 31, 2016	763	$16.44	763	1,986,743
August 31, 2016	94,190	15.88	94,190	1,892,553
September 30, 2016	—	—	—	1,892,553
	94,953	$15.88	94,953

On March 4, 2015, the Board of Directors of the Company authorized a fourth stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5 % of the outstanding shares, or 2,205,451 shares.  As of  November 9, 2016, the Company has repurchased, under the repurchase plans approved since the second step transaction, 13,273,979 shares of its stock at an average price of $13.30 per share.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

   Not applicable.

Index

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORITANI FINANCIAL CORP.

Date:	November 9, 2016	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date:	November 9, 2016	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer