Form 10-Q
period 2016-12-31
Oritani Financial Corp
filed 2017-02-08
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

    YES  ☐    NO  ☒

As of February 8, 2017, there were 56,245,065 shares of the Registrant's common stock, par value $0.01 per share, issued and 45,864,066 shares outstanding.

Oritani Financial Corp.
FORM 10-Q

Index
Part I. Financial Information
Item 1. Financial Statements

Oritani Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2016	June 30, 2016
	(unaudited)	(audited)
Assets
Cash on hand and in banks	$29,533	$16,243
Federal funds sold and short term investments	2,849	328
Cash and cash equivalents	32,382	16,571
Loans, net	3,383,198	3,131,957
Securities available for sale, at fair value	180,194	141,850
Securities held to maturity, fair value of $198,685 and $170,706, respectively.	201,813	168,107
Bank Owned Life Insurance (at cash surrender value)	94,672	93,327
Federal Home Loan Bank of New York stock ("FHLB"), at cost	38,878	38,003
Accrued interest receivable	10,247	9,943
Investments in real estate joint ventures, net	4,364	4,307
Real estate owned	266	487
Office properties and equipment, net	13,939	14,338
Deferred tax assets, net	40,328	47,360
Other assets	11,888	3,088
Total Assets	$4,012,169	$3,669,338
Liabilities
Deposits	$2,591,074	$2,260,003
Borrowings	800,635	781,623
Advance payments by borrowers for taxes and insurance	20,372	21,415
Other liabilities	61,624	71,097
Total Liabilities	3,473,705	3,134,138
Stockholders' Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 45,860,066 shares outstanding at December 31, 2016 and 45,247,420 shares outstanding at June 30, 2016.	562	562
Additional paid-in capital	511,487	513,177
Non-vested restricted stock awards	(483)	(4,242)
Treasury stock, at cost; 10,384,999 shares at December 31, 2016 and 10,997,645 shares at June 30, 2016.	(138,280)	(146,173)
Unallocated common stock held by the employee stock ownership plan	(19,099)	(20,481)
Retained earnings	186,485	202,429
Accumulated other comprehensive loss, net of tax	(2,208)	(10,072)
Total Stockholders' Equity	538,464	535,200
Total Liabilities and Stockholders' Equity	$4,012,169	$3,669,338

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
	(unaudited)
Interest income:
Interest on loans	$33,135	$31,148	$65,108	$61,937
Interest on securities available for sale	826	1,154	1,652	2,357
Interest on securities held to maturity	871	663	1,674	1,234
Dividends on FHLB stock	417	391	874	792
Interest on federal funds sold and short term investments	2	1	3	2
Total interest income	35,251	33,357	69,311	66,322
Interest expense:
Deposits	5,964	4,456	11,703	8,118
Borrowings	3,058	3,607	6,079	8,761
Total interest expense	9,022	8,063	17,782	16,879
Net interest income before provision for loan losses	26,229	25,294	51,529	49,443
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	26,229	25,294	51,529	49,443
Other income:
Service charges	176	208	358	466
Real estate operations, net	—	36	—	271
Income from investments in real estate joint ventures	260	311	576	718
Bank-owned life insurance	666	678	1,345	1,374
Net gain on sale of assets	—	25,554	—	29,866
Net gain on sale of securities	—	604	—	604
Other income	81	91	162	168
Total other income	1,183	27,482	2,441	33,467
Other expenses:
Compensation, payroll taxes and fringe benefits	8,207	10,056	15,565	17,759
Advertising	125	90	215	180
Office occupancy and equipment expense	781	689	1,581	1,407
Data processing service fees	559	496	1,103	1,014
Federal insurance premiums	300	399	750	798
Net expense from real estate operations	69	11	124	341
FHLBNY prepayment fees	—	13,873	—	13,873
Other expenses	1,017	1,315	1,988	2,294
Total operating expenses	11,058	26,929	21,326	37,666
Income before income tax expense	16,354	25,847	32,644	45,244
Income tax expense	4,978	9,470	10,657	16,252
Net income	$11,376	$16,377	$21,987	$28,992
Earnings per basic common share	$0.26	$0.39	$0.51	$0.70
Earnings per diluted common share	$0.26	$0.38	$0.50	$0.68

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
	(unaudited)
Net of tax:
Net income	$11,376	$16,377	$21,987	$28,992
Other comprehensive income (loss):
Change in unrealized holding loss on securities available for sale	(1,062)	(1,650)	(1,454)	(1,204)
Reclassification adjustment for security gains included in net income	—	(343)	—	(343)
Amortization related to post-retirement obligations	57	31	130	64
Net change in unrealized gain (loss) on interest rate swaps	7,889	1,468	9,188	(896)
Total other comprehensive income (loss)	6,884	(494)	7,864	(2,379)
Total comprehensive income	$18,260	$15,883	$29,851	$26,613

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Six months ended December 31, 2016 and 2015 (unaudited)
(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Non-vested restricted stock awards	Treasury stock	Unallocated common stock held by ESOP	Retained income	Accumulated other comprehensive income (loss), net of tax	Total stockholders' equity
Balance at June 30, 2015	44,012,239	$562	$508,999	$(8,088)	$(162,344)	$(22,803)	$203,192	$(1,848)	$517,670
Net income	—	—	—	—	—	—	28,992	—	28,992
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(2,379)	(2,379)
Cash dividends declared	—	—	—	—	—	—	(35,229)	—	(35,229)
Purchase of treasury stock	(100,978)	—	—	—	(1,593)	—	—	—	(1,593)
Issuance of restricted stock awards	10,000	—	—	(133)	133	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	2,996	—	—	—	—	—	2,996
ESOP shares allocated or committed to be released	—	—	1,430	—	—	1,645	—	—	3,075
Exercise of stock options	482,436	—	—	—	6,411	—	(1,106)	—	5,305
Vesting of restricted stock awards	—	—	(3,887)	3,906	—	—	(19)	—	—
Forfeiture of restricted stock awards	(6,000)	—	—	73	(73)	—	—	—	—
Cumulative effect of change in accounting principle-adoption of ASU 2016-09	—	—	—	—	—	—	(33)	—	(33)
Balance at December 31, 2015	44,397,697	$562	$509,538	$(4,242)	$(157,466)	$(21,158)	$195,797	$(4,227)	$518,804

Continued on next page

Index

	Shares Outstanding	Common stock	Additional paid-in capital	Non-vested restricted stock awards	Treasury stock	Unallocated common stock held by ESOP	Retained income	Accumulated other comprehensive income (loss), net of tax	Total stockholders' equity
Balance at June 30, 2016	45,247,420	$562	$513,177	$(4,242)	$(146,173)	$(20,481)	$202,429	$(10,072)	$535,200
Net income	—	—	—	—	—	—	21,987	—	21,987
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	7,864	7,864
Cash dividends declared	—	—	—	—	—	—	(36,598)	—	(36,598)
Purchase of treasury stock	(98,655)	—	—	—	(1,574)	—	—	—	(1,574)
Issuance of restricted stock awards	10,000	—	—	(133)	133	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	849	—	—	—	—	—	849
ESOP shares allocated or committed to be released	—	—	1,340	—	—	1,382	—	—	2,722
Exercise of stock options	701,301	—	—	—	9,334	—	(1,320)	—	8,014
Vesting of restricted stock awards	—	—	(3,879)	3,892	—	—	(13)	—	—
Balance at December 31, 2016	45,860,066	$562	$511,487	$(483)	$(138,280)	$(19,099)	$186,485	$(2,208)	$538,464

See accompanying notes to unaudited consolidated financial statements.

Index
Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Six months ended December 31,
	2016	2015
	(unaudited)
Cash flows from operating activities:
Net income	$21,987	$28,992
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	3,571	6,071
Tax benefit from stock-based compensation	1,286	959
Depreciation of premises and equipment	454	447
Net amortization and accretion of premiums and discounts on securities	625	594
Amortization and accretion of deferred loan fees, net	(1,129)	(1,836)
Decrease (increase) in deferred taxes	1,082	(1,842)
Gain on sale of investment securities	—	(604)
Gain on sale of real estate joint ventures and real estate investments	—	(29,538)
Gain on sale of real estate owned	—	(328)
Writedown of real estate owned	89	250
Proceeds from sale of real estate owned	132	3,967
Increase in cash surrender value of bank owned life insurance	(1,345)	(1,374)
Increase in accrued interest receivable	(304)	(451)
Decrease in other assets	7,554	3,872
(Decrease) increase in other liabilities	(9,185)	5,884
Net cash provided by operating activities	24,817	15,063
Cash flows from investing activities:
Net increase in loans receivable	(184,187)	(116,396)
Purchase of loans	(65,925)	(37,341)
Purchase of securities available for sale	(66,222)	(42,213)
Purchase of securities held to maturity	(49,649)	(58,960)
Proceeds from payments, calls and maturities of securities available for sale	25,004	35,193
Proceeds from payments, calls and maturities of securities held to maturity	15,637	9,194
Proceeds from sales of securities available for sale	—	38,985
Net (increase) decrease in Federal Home Loan Bank of New York stock	(875)	137
Proceeds from sales of real estate joint ventures and real estate investments	—	29,638
Net increase in real estate held for investment	—	(1)
Net (increase) decrease in real estate joint ventures	(57)	389
Purchase of fixed assets	(40)	(583)
Net cash used in investing activities	(326,314)	(141,958)
Cash flows from financing activities:
Net increase in deposits	331,071	157,739
Purchase of treasury stock	(1,574)	(1,593)
Dividends paid to shareholders	(36,598)	(35,229)
Exercise of stock options	8,014	5,305
Decrease in advance payments by borrowers for taxes and insurance	(1,043)	(439)
Proceeds from borrowed funds	19,500	182,435
Repayment of borrowed funds	(488)	(185,000)
Payment of employee taxes withheld from shared-based awards	(1,574)	(1,593)
Net cash provided by financing activities	317,308	121,625
Net increase (decrease) in cash and cash equivalents	15,811	(5,270)
Cash and cash equivalents at beginning of period	16,571	15,129
Cash and cash equivalents at end of period	$32,382	$9,859
Supplemental cash flow information:
Cash paid during the period for:
Interest	$17,746	$17,409
Income taxes	$15,787	$12,383
Noncash transfer
Loans receivable transferred to real estate owned	$—	$317

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

In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included.  The results of operations and other data presented for the three and six month periods ended December 31, 2016 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2017.

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

The consolidated financial statements have been prepared in conformity with GAAP. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at December 31, 2016 and June 30, 2016 and in the Consolidated Statements of Income for the three and six months ended December 31, 2016 and 2015.  Actual results could differ significantly from those estimates.

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

The following is a summary of the Company's earnings per share calculations and reconciliation of basic to diluted earnings per share.

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
	(In thousands, except per share data)
Net income	$11,376	$16,377	$21,987	$28,992
Weighted average common shares outstanding—basic	43,024	41,504	42,899	41,380
Effect of dilutive stock options outstanding	1,294	1,545	1,216	1,440
Weighted average common shares outstanding—diluted	44,318	43,049	44,115	42,820
Earnings per share-basic	$0.26	$0.39	$0.51	$0.70
Earnings per share-diluted	$0.26	$0.38	$0.50	$0.68

For the three months ended December 31, 2016 and 2015 there were 787 and 4,705 option shares, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for those periods.  Anti-dilutive shares for the six months ended December 31, 2016 and 2015 were 2,733 and 6,114, respectively.

3. Stock Repurchase Program

On March 4, 2015, the Board of Directors of the Company authorized a fourth stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5% of the outstanding shares, or 2,205,451 shares.   At December 31, 2016, there are 1,888,851 shares yet to be purchased under the current plan.  At  December 31, 2016, a total of  13,277,681  shares had been acquired under repurchase programs at a weighted average cost of  $13.30 per share.  The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company's liquidity and capital requirements, and alternative uses of capital.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes.  The Company may conduct repurchases in accordance with a Rule 10b5-1 trading plan.

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

The fair value of options issued during the six months ended December 31, 2016 and 2015 was estimated using the Black-Scholes options-pricing model with the assumptions in the following table.

	Six months ended December 31,
	2016	2015
Option shares granted	20,000	20,000
Expected dividend yield	5.35%	6.75%
Expected volatility	20.81%	26.10%
Risk-free interest rate	1.39%	2.03%
Expected option life	6.5	6.5

The following is a summary of the Company's stock option activity and related information as of December 31, 2016 and changes therein during the six months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2016	4,568,005	$2.59	$11.65	5.3
Granted	20,000	1.34	15.65	10.0
Exercised	(701,301)	2.57	11.43	3.6
Forfeited	—	—	—	—
Outstanding at December 31, 2016	3,886,704	$2.59	$11.71	3.9
Exercisable at December 31, 2016	3,808,831	$2.60	$11.63	3.9

The Company recorded $17,000 and $523,000 of share based compensation expense related to options for the three months ended December 31, 2016 and 2015, respectively.  The Company recorded $283,000 and $1.1 million of share based compensation expense related to options for the six months ended December 31, 2016 and 2015, respectively.    Expected future expense related to the non-vested options outstanding at December 31, 2016 is $131,000 over a weighted average period of 2.8 years.  Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

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

The following is a summary of the status of the Company's restricted stock shares as of December 31, 2016 and changes therein during the six months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2016	347,487	$12.37
Granted	10,000	15.65
Vested	(318,553)	12.08
Forfeited	—	—
Non-vested at December 31, 2016	38,934	$15.46

The Company recorded $60,000 and $962,000 of share based compensation expense related to the restricted stock shares for the three months ended December 31, 2016 and 2015, respectively.  The Company recorded $569,000 and $1.9 million of share based compensation expense related to the restricted stock shares for the six months ended December 31, 2016 and 2015, respectively.   Expected future expense related to the non-vested restricted shares at December 31, 2016 is $524,000 over a weighted average period of 2.5 years.

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

Net periodic benefit costs for the three and six months ended December 31, 2016 and 2015 are presented in the following tables.

	Retirement Plan		BEP Plan		Medical Plan
	Three months ended December 31,
	2016	2015	2016	2015	2016	2015
	(In thousands)
Service cost	$38	$43	$—	$—	$14	$19
Interest cost	45	57	10	12	59	59
Amortization of unrecognized:
Net loss	—	7	13	10	87	39
Total	$83	$107	$23	$22	$160	$117

	Six months ended December 31,
	2016	2015	2016	2015	2016	2015
	(In thousands)
Service cost	$76	$87	$—	$—	$29	$39
Interest cost	91	113	20	24	117	118
Amortization of unrecognized:
Net loss	—	15	26	20	174	77
Total	$167	$215	$46	$44	$320	$234

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
6. Loans, net

Loans, net are summarized as follows:

	December 31, 2016	June 30, 2016
	(In thousands)
Residential	$238,861	$223,701
Residential commercial real estate	1,808,344	1,596,876
Credit/grocery retail commercial real estate	519,780	457,058
Other commercial real estate	852,076	887,443
Construction and land loans	2,361	4,810
Total loans	3,421,422	3,169,888
Less:
Deferred loan fees, net	8,347	7,980
Allowance for loan losses	29,877	29,951
Loans, net	$3,383,198	$3,131,957

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

The activity in the allowance for loan losses for the three and six months ended December 31, 2016 and 2015 is summarized as follows:

	Three months ended December 31,		Six months ended December 31,
	(In thousands)
	2016	2015	2016	2015
Balance at beginning of period	$29,878	$30,634	$29,951	$30,889
Provisions for loan losses	—	—	—	—
Recoveries of loans previously charged off	—	1	2	1
Loans charged off	(1)	—	(76)	(255)
Balance at end of period	$29,877	$30,635	$29,877	$30,635

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table provides the three and six month activity in the allowance for loan losses allocated by loan category at December 31, 2016 and 2015.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	Three months ended December 31, 2016
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,794	$13,610	$3,472	$10,843	$159	$29,878
Charge-offs	—	—	—	(1)	—	(1)
Recoveries	—	—	—	—	—	—
Provisions	(168)	814	(145)	(476)	(25)	—
Ending balance	$1,626	$14,424	$3,327	$10,366	$134	$29,877

	Six months ended December 31, 2016
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,300	$12,837	$3,646	$11,850	$318	$29,951
Charge-offs	(75)	—	—	(1)	—	(76)
Recoveries	—	—	—	2	—	2
Provisions	401	1,587	(319)	(1,485)	(184)	—
Ending balance	$1,626	$14,424	$3,327	$10,366	$134	$29,877

	Three months ended December 31, 2015
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,680	$10,606	$4,612	$13,048	$688	$30,634
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	1	—	1
Provisions	(162)	287	(958)	809	24	—
Ending balance	$1,518	$10,893	$3,654	$13,858	$712	$30,635

	Six months ended December 31, 2015
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,521	$10,814	$4,042	$13,943	$569	$30,889
Charge-offs	(98)	—	—	(157)	—	(255)
Recoveries	—	—	—	1	—	1
Provisions	95	79	(388)	71	143	—
Ending balance	$1,518	$10,893	$3,654	$13,858	$712	$30,635

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at December 31, 2016 and June 30, 2016.

	At December 31, 2016
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$20	$—	$—	$68	$20	$108
Collectively evaluated for impairment	1,606	14,424	3,327	10,298	114	29,769
Total	$1,626	$14,424	$3,327	$10,366	$134	$29,877
Loans receivable:
Individually evaluated for impairment	$3,686	$—	$—	$9,912	$20	$13,618
Collectively evaluated for impairment	235,175	1,808,344	519,780	842,164	2,341	3,407,804
Total	$238,861	$1,808,344	$519,780	$852,076	$2,361	$3,421,422

	At June 30, 2016
	Residential	Residential commercial real estate	Credit/grocery retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$20	$—	$—	$51	$47	$118
Collectively evaluated for impairment	1,280	12,837	3,646	11,799	271	29,833
Total	$1,300	$12,837	$3,646	$11,850	$318	$29,951
Loans receivable:
Individually evaluated for impairment	$3,631	$310	$—	$9,154	$56	$13,151
Collectively evaluated for impairment	220,070	1,596,566	457,058	878,289	4,754	3,156,737
Total	$223,701	$1,596,876	$457,058	$887,443	$4,810	$3,169,888

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

The following table provides information about the loan credit quality at December 31, 2016 and June 30, 2016:

	At December 31, 2016
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$214,800	$1,840	$17,882	$4,339	$—	$238,861
Residential commercial real estate	1,788,183	18,143	2,018	—	—	1,808,344
Credit/grocery retail commercial real estate	509,488	10,292	—	—	—	519,780
Other commercial real estate	740,627	72,753	18,974	19,722	—	852,076
Construction and land loans	2,341	—	—	20	—	2,361
Total	$3,255,439	$103,028	$38,874	$24,081	$—	$3,421,422

	At June 30, 2016
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$199,911	$18,882	$531	$4,377	$—	$223,701
Residential commercial real estate	1,583,686	9,563	3,317	310	—	1,596,876
Credit/grocery retail commercial real estate	438,562	15,523	2,973	—	—	457,058
Other commercial real estate	798,457	51,567	17,553	19,866	—	887,443
Construction and land loans	4,754	—	—	56	—	4,810
Total	$3,025,370	$95,535	$24,374	$24,609	$—	$3,169,888

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table provides information about loans past due at December 31, 2016 and June 30, 2016:

	At December 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (1)
	(In thousands)
Residential	$1,840	$833	$879	$3,552	$235,309	$238,861	$893
Residential commercial real estate	246	—	—	246	1,808,098	1,808,344	—
Credit/grocery retail commercial real estate	—	—	—	—	519,780	519,780	—
Other commercial real estate	1,047	377	2,962	4,386	847,690	852,076	9,480
Construction and land loans	—	—	20	20	2,341	2,361	20
Total	$3,133	$1,210	$3,861	$8,204	$3,413,218	$3,421,422	$10,393

	At June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (2)
	(In thousands)
Residential	$1,745	$531	$684	$2,960	$220,741	$223,701	$931
Residential commercial real estate	3,601	1,166	—	4,767	1,592,109	1,596,876	310
Credit/grocery retail commercial real estate	—	—	—	—	457,058	457,058	—
Other commercial real estate	3,746	—	1,641	5,387	882,056	887,443	8,671
Construction and land loans	—	—	56	56	4,754	4,810	56
Total	$9,092	$1,697	$2,381	$13,170	$3,156,718	$3,169,888	$9,968

(1)	Included in nonaccrual loans at December 31, 2016 are residential loans totaling $14,000 that were 60-89 days past due and other commercial real estate loans totaling $6.5 million that were current.
(2)
Included in nonaccrual loans at June 30, 2016 are residential loans totaling $180,000 that were 30-59 days past due; residential loans totaling $66,000, residential commercial real estate loans totaling $310,000 and other commercial real estate loans totaling $7.0 million that were current.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement.  Loans we individually classify as impaired include multifamily, commercial mortgage and construction loans with balances of $1.0 million or more, unless a condition exists for loans less than $1.0 million that would increase the Bank's potential loss exposure.  At December 31, 2016 impaired loans were primarily collateral-dependent and totaled $13.6 million, of which $848,000 had a related allowance for credit losses of $108,000 and $12.8 million of impaired loans had no related allowance for credit losses.  At June 30, 2016 impaired loans were primarily collateral-dependent and totaled $13.2 million, of which $487,000  had a related allowance for credit losses of $118,000 and $12.7 million of impaired loans had no related allowance for credit losses.

The following table provides information about the Company's impaired loans at December 31, 2016 and June 30, 2016:

	At December 31, 2016			At June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In thousands)
With no related allowance recorded:
Residential	$3,505	$3,505	$—	$3,447	$3,447	$—
Residential commercial real estate	—	—	—	310	310	—
Other commercial real estate	9,265	9,265	—	8,907	8,907	—
Construction and land loans	—	—	—	—	—	—
	12,770	12,770	—	12,664	12,664	—
With an allowance recorded:
Residential	$161	$181	$20	$164	$184	$20
Residential commercial real estate	—	—	—	—	—	—
Other commercial real estate	579	647	68	196	247	51
Construction and land loans	—	20	20	9	56	47
	740	848	108	369	487	118
Total:
Residential	$3,666	$3,686	$20	$3,611	$3,631	$20
Residential commercial real estate	—	—	—	310	310	—
Other commercial real estate	9,844	9,912	68	9,103	9,154	51
Construction and land loans	—	20	20	9	56	47
	$13,510	$13,618	$108	$13,033	$13,151	$118

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
The following tables present the average recorded investment and interest income recognized on impaired loans for the three and six months ended December 31, 2016 and 2015:

	Three months ended December 31,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$3,505	$34	$3,533	$59
Residential commercial real estate	—	—	—	—
Other commercial real estate	9,356	146	4,241	80
Construction and land loans	—	—	—	—
	12,861	180	7,774	139
With an allowance recorded:
Residential	$162	$2	$166	$—
Residential commercial real estate	—	—	292	—
Other commercial real estate	587	—	4,941	—
Construction and land loans	2	—	87	—
	751	2	5,486	—
Total:
Residential	$3,667	$36	$3,699	$59
Residential commercial real estate	—	—	292	—
Other commercial real estate	9,943	146	9,182	80
Construction and land loans	2	—	87	—
	$13,612	$182	$13,260	$139
Cash basis interest income		$158		$114

	Six months ended December 31,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands
With no related allowance recorded:
Residential	$3,480	$69	$3,558	$71
Residential commercial real estate	—	—	—	—
Other commercial real estate	8,954	267	4,519	105
Construction and land loans	—	—	—	—
	12,434	336	8,077	176
With an allowance recorded:
Residential	$163	$4	$167	$—
Residential commercial real estate	—	—	292	—
Other commercial real estate	597	—	5,045	—
Construction and land loans	5	—	122	—
	765	4	5,626	—
Total:
Residential	$3,643	$73	$3,725	$71
Residential commercial real estate	—	—	292	—
Other commercial real estate	9,551	267	9,564	105
Construction and land loans	5	—	122	—
	$13,199	$340	$13,703	$176
Cash basis interest income		$291		$126

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Troubled debt restructured loans ("TDRs") are those loans whose terms have been modified because of deterioration in the financial condition of the borrower.  The Company has selectively modified certain borrower's loans to enable the borrower to emerge from delinquency and keep their loans current.  The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company.  Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal.  Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period.  Management classifies all TDRs as impaired loans.  Included in impaired loans at December 31, 2016 are $4.3 million of loans which are deemed TDRs.  At June 30, 2016, TDRs totaled $4.6 million.

The following table presents additional information regarding the Company's TDRs as of December 31, 2016 and June 30, 2016:

	Troubled Debt Restructurings at December 31, 2016
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$181	$181
Other commercial real estate	370	3,743	4,113
Construction and land loans	—	20	20
Total	$370	$3,944	$4,314
Allowance	$—	$108	$108

	Troubled Debt Restructurings at June 30, 2016
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$184	$184
Residential commercial real estate	—	310	310
Other commercial real estate	386	3,703	4,089
Construction and land loans	—	56	56
Total	$386	$4,253	$4,639
Allowance	$—	$118	$118

There were no loan relationships modified in a troubled debt restructuring during the three months ended December 31, 2016  and 2015.

	Six months ended December 31,
	2016			2015
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Other commercial real estate	—	—	—	1	3,385	2,307
Total	—	$—	$—	1	$3,385	$2,307

There were no loan relationships modified in a troubled debt restructuring during the six months ended December 31, 2016.  The relationship modified during the six months ended December 31, 2015, was granted an extended maturity in conjunction with a principal paydown.

There have been no loans that were modified as TDR during the last twelve months that have subsequently defaulted (90 days or more past due) during the current quarter ended December 31, 2016.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

7. Investment Securities

Securities Held to Maturity

The following is a comparative summary of securities held to maturity at December 31, 2016 and June 30, 2016:

	At December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$6,750	$—	$89	$6,661
Mortgage-backed securities:
FHLMC	20,896	72	502	20,466
FNMA	86,877	114	1,463	85,528
GNMA	1,335	56	—	1,391
CMO	85,955	—	1,316	84,639
	$201,813	$242	$3,370	$198,685

	At June 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$6,750	$4	$2	$6,752
Mortgage-backed securities:
FHLMC	9,129	162	—	9,291
FNMA	83,112	1,588	11	84,689
GNMA	1,398	66	—	1,464
CMO	67,718	792	—	68,510
	$168,107	$2,612	$13	$170,706

The contractual maturities of mortgage-backed securities held to maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any securities held to maturity during the three and six months ended December 31, 2016 and 2015.  Securities with fair values of $78.3 million and $86.6 million at December 31, 2016 and June 30, 2016, respectively, were pledged as collateral for advances.  The fair value of securities held to maturity pledged as collateral for cash flow hedge interest rate swaps totaled $6.1 million and $20.3 million at December 31, 2016 and June 30, 2016, respectively.  The Company did not record other-than-temporary impairment charges on securities held to maturity during the three and six months ended December 31, 2016 and 2015.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Gross unrealized losses on securities held to maturity and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and June 30, 2016 were as follows:

	At December 31, 2016
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
U.S. Government and federal agency obligations	$6,661	$89	$—	$—	$6,661	$89
Mortgage-backed securities:
FHLMC	19,337	502	—	—	19,337	502
FNMA	71,119	1,377	1,921	86	73,040	1,463
CMO	84,640	1,316	—	—	84,640	1,316
	$181,757	$3,284	$1,921	$86	$183,678	$3,370

	At June 30, 2016
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
U.S. Government and federal agency obligations	$4,998	$2	$—	$—	$4,998	$2
Mortgage-backed securities:
FNMA	—	—	3,267	11	3,267	11
	$4,998	$2	$3,267	$11	$8,265	$13

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

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Securities Available for Sale

The following is a comparative summary of securities available for sale at December 31, 2016 and June 30, 2016:

	At December 31, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$601	$1,011	$—	$1,612
Mortgage-backed securities:
FHLMC	606	26	—	632
FNMA	13,240	294	—	13,534
GNMA	51,197	—	677	50,520
CMO	114,494	265	863	113,896
	$180,138	$1,596	$1,540	$180,194

	At June 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$601	$524	$—	$1,125
Mortgage-backed securities:
FHLMC	815	34	—	849
FNMA	14,650	535	—	15,185
CMO	123,173	1,548	30	124,691
	$139,239	$2,641	$30	$141,850

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any securities available for sale for the three and six months ended December 31, 2016.  Proceeds from the sale of securities available for sale for both the three and six months ended December 31, 2015 were $39.0 million on securities with an amortized cost of $38.4 million, resulting in gross gains and gross losses of $607,000 and $3,000, respectively.   The Equity securities caption relates to holdings of shares in financial institutions common stock.  Available for sale securities with fair values of $66.6 million and $78.4 million at December 31, 2016 and June 30, 2016, respectively, were pledged as collateral for advances.  There were no available for sale securities pledged as collateral for cash flow hedge interest rate swaps at December 31, 2016.  The fair value of available for sale securities pledged as collateral for cash flow hedge interest rate swaps totaled $1.2 million at  June 30, 2016.  There were no other-than-temporary impairment charges on available for sale securities for the three and six months ended December 31, 2016 and 2015.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and June 30, 2016 were as follows:

	At December 31, 2016
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
GNMA	$50,521	$677	$—	$—	$50,521	$677
CMO	75,243	732	4,383	131	79,626	863
	$125,764	$1,409	$4,383	$131	$130,147	$1,540

	At June 30, 2016
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
CMO	$—	$—	$5,112	$30	$5,112	$30
	$—	$—	$5,112	$30	$5,112	$30

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

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

8. Deposits

Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. We had brokered deposits totaling $386.3 million and $253.2 million at December 31, 2016 and June 30, 2016, respectively.  As of December 31, 2016 and June 30, 2016, the aggregate amount of outstanding time deposits in amounts greater than $250,000 was $196.6 million and $190.9 million, respectively.

 Deposit balances are summarized as follows:

	December 31, 2016	June 30, 2016
	(In thousands)
Checking accounts	$676,989	$453,136
Money market deposit accounts	752,460	681,710
Savings accounts	172,725	165,623
Time deposits	988,900	959,534
	$2,591,074	$2,260,003

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

At December 31, 2016, Oritani had entered into twenty one interest rate swap agreements with a total notional outstanding of $430.0 million.  These agreements all feature exchanges of fixed for variable payments covering various hedging periods maturing between January 2017 and July 2024.   The Company is paying fixed rates on these swaps ranging from 0.44% to 3.67%, in exchange for receiving variable payments linked to one month LIBOR.

The following table presents amounts included in the consolidated balance sheets related to the fair value of derivative financial instruments at December 31, 2016 and June 30, 2016.

		At December 31, 2016		At June 30, 2016
text	Balance Sheet Line Item	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedge interest rate swaps
Gross unrealized gain	Other Assets	$280,000	$5,291	$25,000	$3
Gross unrealized loss	Other Liabilities	150,000	(6,603)	405,000	(17,495)
Gross notional / net fair value		$430,000	$(1,312)	$430,000	$(17,492)

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Gains (losses) included in the consolidated statements of income and in comprehensive income, on a pre-tax basis, related to cash flow hedge interest rate swaps are as follows:

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(620)	$(303)	$(1,247)	$(303)
Amount of gain (loss) recognized in other comprehensive income	13,289	2,278	14,933	(1,879)

Ineffectiveness recognized during the three and six months ended December 31, 2016 and 2015 was immaterial.   The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $756,000 and $9.9 million at December 31, 2016 and June 30, 2016, respectively.   Amounts reported in accumulated other comprehensive loss related to cash flow interest rate swaps are reclassified to interest expense as interest payments are made.  The fair value of securities pledged as collateral for the swaps at December 31, 2016 and June 30, 2016 was $6.1 million and $21.5 million, respectively.

10. Income Taxes

The Company files income tax returns in the United States federal jurisdiction and in New Jersey, Pennsylvania and New York state and local jurisdictions.

The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2013. The Company's federal return for the tax year ended December 31, 2012 was audited during fiscal 2016.   Our state and city tax returns are not currently under audit and have not been subject to an audit during the past five years.  The Company did not have any uncertain tax positions at December 31, 2016 and June 30, 2016.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.

11. Real Estate Joint Ventures, net and Real Estate Held for Investment

The Company accounts for investments in joint ventures under the equity method. The balance reflects the cost basis of investments, plus the Company's share of income earned on the joint venture operations, less cash distributions, including excess cash distributions, and the Company's share of losses on joint venture operations. Cash received in excess of the Company's recorded investment in a joint venture is recorded as unearned revenue in other liabilities.  As of September 30, 2016 and June 30, 2016, the Company has ownership interest in one joint venture entity that owns an income-producing commercial rental property.   This remaining property is currently under contract for sale.  The book value of this joint venture is $4.4 million and $4.3 million at December 31, 2016 and June 30, 2016, respectively.  All other joint ventures investments were sold during fiscal 2016 and 2015.   There were no sales for the three and six months ended December 31, 2016.  Proceeds from the sale of joint investments for the three  months ended December 31, 2015 were $9.1 million resulting in gains of $9.3 million.  Proceeds from the sale of joint investments for the six  months ended December 31, 2015 were $13.7 million resulting in gains of $13.5 million.

Real estate held for investment included the Company's undivided interest in real estate properties accounted for under the equity method and properties held for investment purposes.  Cash received in excess of the Company's recorded investment for an undivided interest in real estate property was recorded as unearned revenue in other liabilities.  The operations of the properties held for investment purposes were reflected in the financial results of the Company and included in the Other Income caption in the Income Statement.  Properties held for investment purposes were carried at cost less accumulated depreciation.   As of June 30, 2016, all real estate investments were sold during fiscal 2016 and 2015.   Proceeds from the sale of real estate held for investment for the three and six months ended December 31, 2015 were $16.0 million resulting in gains of $16.0 million.

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

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and June 30, 2016 by level within the fair value hierarchy. There were no transfers between levels within the fair value hierarchy during the six months ended December 31, 2016.

	Fair Value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$1,612	$1,612	$—	$—
Mortgage-backed securities available for sale
FHLMC	632	—	632	—
FNMA	13,534	—	13,534	—
GNMA	50,520	—	50,520	—
CMO	113,896	—	113,896	—
Total securities available for sale	180,194	1,612	178,582	—

Interest rate swaps	5,291	—	5,291	—
Total assets	$185,485	$1,612	$183,873	$—

Liabilities:
Interest rate swaps	$(6,603)	$—	$(6,603)	$—

	Fair Value as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$1,125	$1,125	$—	$—
Mortgage-backed securities available for sale
FHLMC	849	—	849	—
FNMA	15,185	—	15,185	—
CMO	124,691	—	124,691	—
Total securities available for sale	$141,850	$1,125	$140,725	$—

Interest rate swap	3	—	3	—
Total assets measured on a recurring basis	141,853	1,125	140,728	—

Liabilities:
Interest rate swaps	$(17,495)	$—	$(17,495)	$—

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

The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of December 31, 2016 and June 30, 2016 by level within the fair value hierarchy.

	Fair Value as of December 31, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$220	$—	$—	$220
Other commercial real estate	3,532	—	—	3,532
Total impaired loans	3,752	—	—	3,752
Real estate owned
Other commercial real estate	266	—	—	266
Total real estate owned	266	—	—	266
Total assets measured on a non-recurring basis	$4,018	$—	$—	$4,018

	Fair Value as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$164	$—	$—	$164
Other commercial real estate	3,269	—	—	3,269
Construction and land loans	9	—	—	9
Total impaired loans	3,442	—	—	3,442
Real estate owned
Other commercial real estate	487	—	—	487
Total real estate owned	487	—	—	487
Total assets measured on a non-recurring basis	$3,929	$—	$—	$3,929

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Estimated Fair Value of Financial Instruments

The following tables present the carrying amount, estimated fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company's balance sheet at December 31, 2016 and June 30, 2016. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, and overnight borrowings.

	December 31, 2016
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	$201,813	$198,685	$—	$198,685	$—
Loans, net (1)	3,383,198	3,388,180	—	—	3,388,180
Financial liabilities:
Time deposits	988,900	999,086	—	999,086	—
Term borrowings	476,135	475,875	—	475,875	—
 _____________
(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

	June 30, 2016
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	$168,107	$170,706	$—	$170,706	$—
Loans, net (1)	3,131,957	3,169,724	—	—	3,169,724
Financial liabilities:
Time deposits	959,534	969,320	—	969,320	—
Term borrowings	464,623	474,843	—	474,843	—
 ______________
(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

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

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

13. Other Comprehensive Income

The components of comprehensive income, both gross and net of tax, are presented for the periods below (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2016	2015	2016	2015
Gross:
Net income	$16,354	$25,847	$32,644	$45,244
Other comprehensive income (loss):
Change in unrealized holding loss on securities available for sale	(1,866)	(2,876)	(2,555)	(2,156)
Reclassification adjustment for security gains included in net income	—	(604)	—	(604)
Amortization related to post-retirement obligations	100	56	200	112
Net change in unrealized gain (loss) on interest rate swaps	13,909	2,581	16,180	(1,576)
Total other comprehensive income (loss)	12,143	(843)	13,825	(4,224)
Total comprehensive income	28,497	25,004	46,469	41,020
Tax applicable to:
Net income	4,978	9,470	10,657	16,252
Other comprehensive income (loss):
Change in unrealized holding loss on securities available for sale	(804)	(1,226)	(1,101)	(952)
Reclassification adjustment for security gains included in net income	—	(261)	—	(261)
Amortization related to post-retirement obligations	43	25	70	48
Net change in unrealized gain (loss) on interest rate swaps	6,020	1,113	6,992	(680)
Total other comprehensive income (loss)	5,259	(349)	5,961	(1,845)
Total comprehensive income	10,237	9,121	16,618	14,407
Net of tax:
Net income	11,376	16,377	21,987	28,992
Other comprehensive income (loss):
Change in unrealized holding loss on securities available for sale	(1,062)	(1,650)	(1,454)	(1,204)
Reclassification adjustment for security gains included in net income	—	(343)	—	(343)
Amortization related to post-retirement obligations	57	31	130	64
Net change in unrealized gain (loss) on interest rate swaps	7,889	1,468	9,188	(896)
Total other comprehensive income (loss)	6,884	(494)	7,864	(2,379)
Total comprehensive income	$18,260	$15,883	$29,851	$26,613

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of tax, for the six months ended December 31, 2016 and 2015 (in thousands):

	Unrealized Holding Loss on Securities Available for Sale	Post Retirement Obligations	Unrealized Holding Loss on Interest Rate Swaps	Accumulated Other Comprehensive (Loss), Net of Tax
Balance at June 30, 2016	$1,529	$(1,657)	$(9,944)	$(10,072)
Net change	(1,454)	130	9,188	7,864
Balance at December 31, 2016	$75	$(1,527)	$(756)	$(2,208)

Balance at June 30, 2015	$1,496	$(1,316)	$(2,028)	$(1,848)
Net change	(1,547)	64	(896)	(2,379)
Balance at December 31, 2015	$(51)	$(1,252)	$(2,924)	$(4,227)

The following table sets forth information about the amount reclassified from accumulated other comprehensive income (loss) to the consolidated statement of income and the affected line item in the statement where net income is presented (in thousands).

		Three months ended December 31,		Six months ended December 31,
Accumulated Other Comprehensive Income (Loss) Component	Affected line item in the Consolidated Statement of Income	2016	2015	2016	2015
Reclassification adjustment for security gains included in net income	Net gain on sale of securities available for sale	$—	$(604)	$—	$(604)

Amortization related to post-retirement obligations (1)
Net loss		100	56	200	112
Compensation, payroll taxes and fringe benefits		100	56	200	112

Total before tax		100	(548)	200	(492)
Income tax benefit (expense)		43	(236)	70	(213)
Net of tax		57	(312)	130	(279)

(1) These accumulated other comprehensive income (loss) components are included in the computations of net periodic benefit cost.  See Note 5. Postretirement Benefits.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

14. Recent Accounting Pronouncements

In October 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory".  This update requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  This update is effective for fiscal years beginning after December 31, 2017, including interim periods within that year.  The Company does not expect the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cashflows (Topic 230): Classification of Certain Cash Receipts and Cash Payments".  This update addresses eight specific cash flow issue with the objective of reducing existing diversity in practice.  This update is effective for fiscal years beginning after December 31, 2017, including interim periods within that year.  The Company does not expect the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-07, "Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting".  This ASU requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.  Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required.  The amendments in this Update require that an entity that has an available for sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method.  The ASU is effective for all entities in fiscal years, and interim periods in those fiscal years, beginning after December 15, 2016.  Early adoption is permitted.  The new guidance will be applied prospectively to changes in ownership (or influence) after the adoption date.   The Company does not expect the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

In March 2016, the FASB issued ASU 2016-05, "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force))".  This ASU clarifies that a change in the counterparty to a derivative instrument (novation), that has been designated as a hedging instrument does not, on its own, require dedesignation of that hedge accounting relationship provided that all other hedge accounting criteria continue to be met.  This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein.  Early adoption is permitted, including adoption in an interim period.  The Company does not expect the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities", which is intended to improve the recognition and measurement of financial instruments.  The ASU revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value.  It also amends certain disclosure requirements associated with the fair value of financial instruments.  The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The Company does not expect the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, "Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items", which eliminates from U.S. GAAP the concept of an extraordinary item.  The Board released the new guidance as part of its simplification initiative, which, as explained in the ASU, is intended to "identify, evaluate and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements". To be considered an extraordinary item under existing U.S. GAAP, an event or transaction must be unusual in nature and must occur infrequently. As a result, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. However, the ASU does not affect the reporting and disclosure requirements for an event that is unusual in nature or that occurs infrequently. For all entities, the ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods.  Entities may apply the guidance prospectively or retrospectively to all prior periods presented in the financial statements.  If an entity chooses to apply the guidance prospectively, it must disclose whether amounts included in income from continuing operations after adoption of the ASU are related to events and transactions previously recognized and classified as extraordinary items before the date of adoption.  Early adoption is permitted if the guidance is applied as of the beginning of the annual period of adoption.  We adopted this guidance on July 1, 2016 with no significant impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers."  The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS.  This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards.  In August 2015, the FASB issued ASU 2015-14 to defer for one year the effective date of the new revenue standard.  The requirements are effective for annual periods and interim periods within fiscal years beginning after December 15, 2017.  During 2016, the FASB issued further implementation guidance regarding revenue recognition.  This additional guidance included clarification on certain principal versus agent considerations within the implementation of the guidance as well as clarification related to identifying performance obligations and licensing, assessing collectibility, presenting sales taxes, measuring noncash consideration, and certain transition matters. The Company does not expect the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

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

Overview

The Company is a Delaware corporation that was incorporated in March 2010.  The Company is the stock holding company of Oritani Bank (the "Bank").  The Company owns 100% of the outstanding shares of common stock of the Bank.  The Company has engaged primarily in the business of holding the common stock of the Bank and two limited liability companies that own a variety of real estate investments.  In addition, the Company has engaged in limited lending to the real estate investment properties in which (either directly or through one of its subsidiaries) it maintains an ownership interest.   The Bank's principal business consists of attracting retail, commercial and municipal bank deposits from the general public and investing those deposits, together with funds generated from operations and borrowed funds, in multifamily and commercial real estate loans, one- to four-family residential mortgage loans as well as in second mortgage and equity loans, construction loans, business loans, other consumer loans, and investment securities.  The Bank originates loans primarily for investment and holds such loans in its portfolio.  Occasionally, the Bank will also enter into loan participations.  The Bank's primary sources of funds are deposits, borrowings, investment maturities and principal and interest payments on loans and securities.  The Bank's revenues are derived principally from interest on loans and securities as well as our investments in real estate and real estate joint ventures.  The Bank also generates revenue from fees and service charges and other income.  The Bank's results of operations depend significantly on its net interest income; which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities.  The Bank's net interest income is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, the timing of the re-pricing of interest-earning assets and interest-bearing liabilities, and the prepayment rate on its mortgage-related assets.  Provisions for loan losses and asset impairment charges can also have a significant impact on results of operations.  Other factors that may affect the Bank's results of operations are general and local economic and competitive conditions, government policies and actions of regulatory authorities.

The Bank's business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to its individual, business, and municipal customers. The Bank's primary focus has been, and will continue to be, organic growth in multifamily and commercial real estate lending.

Comparison of Financial Condition at December 31, 2016 and June 30, 2016

Total Assets. Total assets increased $342.8 million to $4.01 billion at December 31, 2016, from $3.67 billion at June 30, 2016.  The annualized asset growth rate for fiscal 2017 was 18.7%.

Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) increased $15.8 million to $32.4 million at December 31, 2016, from $16.6 million at June 30, 2016.

Index

Net Loans. Loans, net increased $251.2 million, or 8.0%, to $3.38 billion at December 31, 2016, from $3.13 billion at June 30, 2016.  The annualized growth rate was 16.0%.  The increase in loans was primarily in residential commercial real estate (multifamily) which increased $93.7 million over the period.  The Company's primary strategic business objective remains the organic growth of multifamily and commercial real estate loans.  Loan originations and purchases totaled $226.0 million and $39.3 million, respectively, for the three months ended December 31, 2016.  This compares to loan originations and purchases of $221.1 million and $37.9 million, respectively, for the comparable 2015 period.  Loan growth continues to be impacted by principal payments.  Loan principal payments totaled $91.7 million and $113.0 million for the three months ended December 31, 2016 and 2015, respectively.

Delinquency and non performing asset information is provided below:

	12/31/2016	9/30/2016	6/30/2016	3/31/2016	12/31/2015
	(Dollars in thousands)
Delinquency Totals
30—59 days past due	$3,133	$1,686	$8,912	$2,930	$6,320
60—89 days past due	1,196	1,060	1,698	1,184	404
Nonaccrual	10,393	10,537	9,968	9,989	10,880
Total	$14,722	$13,283	$20,578	$14,103	$17,604
Non Performing Asset Totals
Nonaccrual loans, per above	$10,393	$10,537	$9,968	$9,989	$10,880
Real Estate Owned	266	449	487	487	487
Total	$10,659	$10,986	$10,455	$10,476	$11,367
Nonaccrual loans to total loans	0.30%	0.32%	0.31%	0.33%	0.37%
Delinquent loans to total loans	0.43%	0.41%	0.65%	0.46%	0.60%
Non performing assets to total assets	0.27%	0.29%	0.28%	0.29%	0.32%

Delinquent loan and non performing asset totals continue to illustrate minimal credit issues at the Company.  In addition, $6.5 million of the $10.4 million in loans classified as nonaccrual at December 31, 2016, were fully current.

Index

Securities Available For Sale ("AFS").  Securities AFS increased $38.3 million to $180.2 million at December 31, 2016, from $141.9 million at June 30, 2016.  Although the Company had been classifying the majority of new purchases as held to maturity, the Company has purchased $66.2 million of adjustable rate mortgage backed securities in fiscal 2017 that have been classified as AFS.

Securities Held To Maturity ("HTM").  Securities HTM increased $33.7 million to $201.8 million at December 31, 2016, from $168.1 million at June 30, 2016.

Investments in real estate joint ventures, net and real estate held for investment.  The Company previously announced its intention to investigate the sale of the properties and interests in these portfolios.  As of December 31, 2016, all but one such property had been sold and closed.  This remaining property is currently under contract for sale.  Management will provide additional updates when the sale closes.

Federal Home Loan Bank of New York ("FHLB") stock.  FHLB stock increased $875,000 to $38.9 million at December 31, 2016, from $38.0 million at June 30, 2016.  FHLB stock holdings are required depending on several factors, including the level of borrowings with the FHLB

Deposits. Deposits increased $331.1 million to $2.59 billion at December 31, 2016, from $2.26 billion at June 30, 2016.  Strong deposit growth remains a strategic objective of the Company.  The balance of deposits increased $158.4 million and $94.8 million when measured versus the average and period end balances for the three months ended September 30, 2016, respectively.

Borrowings.  Borrowings increased $19.0 million to $800.6 million at December 31, 2016, from $781.6 million at June 30, 2016.  Increases in deposit balances have allowed the Company to fund asset growth with minimal impact on the total amount of borrowings.  Despite this, there was an increase in period end borrowing balances at December 31, 2016.  Borrowings increased $133.0 million to $800.6 million at December 31, 2016, from $667.6 million at September 30, 2016.  The Company realized substantial loan originations and purchases in the month of December 2016, which necessitated the increase in borrowings.

Stockholders' Equity.  Stockholders' equity increased $3.3 million to $538.5 million at December 31, 2016, from $535.2 million at June 30, 2016.  The increase was primarily due to net income, the net impact of the amortization of stock based compensation plans and a decrease in other comprehensive loss, partially offset by dividends and repurchases.  The dividends paid include regular quarterly dividends of $0.175 per share paid on August 19, 2016 and November 18, 2016, as well as a special dividend of $0.50 per share paid on December 23, 2016.  During the six months ended December 31, 2016, 98,655 shares of stock were repurchased at a total cost of $1.6 million and an average cost of $15.95 per share.  The shares repurchased were shares redeemed by employees, in lieu of payroll taxes due, in conjunction with the vesting of stock awards from the 2011 Equity Plan.  Based on our December 31, 2016 closing price of $18.75 per share, the Company stock was trading at 159.7% of book value.

Index

Average Balance Sheet for the Three and Six months ended December 31, 2016 and 2015

The following tables present certain information regarding Oritani Financial Corp.'s financial condition and net interest income for the three and six months ended December 31, 2016 and 2015.  The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  We derived average balances from daily balances over the periods indicated.  Interest income includes fees that we consider adjustments to yields, including prepayment penalties.

	Average Balance Sheet and Yield/Rate Information For the Three Months Ended (unaudited)
	December 31, 2016			December 31, 2015
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$3,263,994	$33,135	4.06%	$2,812,491	$31,148	4.43%
Federal Home Loan Bank Stock	33,053	417	5.05%	34,155	391	4.58%
Securities available for sale	182,548	826	1.81%	233,061	1,154	1.98%
Securities held to maturity	190,524	871	1.83%	136,653	663	1.94%
Federal funds sold and short term investments	1,255	2	0.64%	1,600	1	0.25%
Total interest-earning assets	3,671,374	35,251	3.84%	3,217,960	33,357	4.15%
Non-interest-earning assets	199,784			181,344
Total assets	$3,871,158			$3,399,304
Interest-bearing liabilities:
Savings deposits	170,291	97	0.23%	157,025	94	0.24%
Money market	733,343	1,895	1.03%	670,240	1,347	0.80%
Checking accounts	666,155	728	0.44%	448,086	418	0.37%
Time deposits	993,114	3,244	1.31%	839,997	2,597	1.24%
Total deposits	2,562,903	5,964	0.93%	2,115,348	4,456	0.84%
Borrowings	671,350	3,058	1.82%	668,983	3,607	2.16%
Total interest-bearing liabilities	3,234,253	9,022	1.12%	2,784,331	8,063	1.16%
Non-interest-bearing liabilities	91,404			80,764
Total liabilities	3,325,657			2,865,095
Stockholders' equity	545,501			534,209
Total liabilities and stockholders' equity	$3,871,158			$3,399,304
Net interest income		$26,229			$25,294
Net interest rate spread (2)			2.72%			2.99%
Net interest-earning assets (3)	$437,121			$433,629
Net interest margin (4)			2.86%			3.14%
Average of interest-earning assets to interest-bearing liabilities			113.52%			115.57%

(1)	Average Outstanding Balance includes nonaccrual loans and interest earned includes prepayment income.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Index

	Average Balance Sheet and Yield/Rate Information For the Six Months Ended (unaudited)
	December 31, 2016			December 31, 2015
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$3,207,754	$65,108	4.06%	2,785,918	$61,937	4.45%
Federal Home Loan Bank Stock	33,110	874	5.28%	36,012	792	4.40%
Securities available for sale	174,703	1,652	1.89%	242,252	2,357	1.95%
Securities held to maturity	181,214	1,674	1.85%	124,166	1,234	1.99%
Federal funds sold and short term investments	1,032	3	0.58%	1,630	2	0.25%
Total interest-earning assets	3,597,813	69,311	3.85%	3,189,978	66,322	4.16%
Non-interest-earning assets	193,229			180,870
Total assets	$3,791,042			$3,370,848
Interest-bearing liabilities:
Savings deposits	168,627	194	0.23%	157,956	188	0.24%
Money market	723,849	3,779	1.04%	644,928	2,186	0.68%
Checking accounts	608,520	1,277	0.42%	442,274	814	0.37%
Time deposits	982,725	6,453	1.31%	810,822	4,930	1.22%
Total deposits	2,483,721	11,703	0.94%	2,055,980	8,118	0.79%
Borrowings	672,719	6,079	1.81%	710,119	8,761	2.47%
Total interest-bearing liabilities	3,156,440	17,782	1.13%	2,766,099	16,879	1.22%
Non-interest-bearing liabilities	92,637			76,991
Total liabilities	3,249,077			2,843,090
Stockholders' equity	541,965			527,758
Total liabilities and stockholders' equity	$3,791,042			$3,370,848
Net interest income		$51,529			$49,443
Net interest rate spread (2)			2.72%			2.94%
Net interest-earning assets (3)	$441,373			$423,879
Net interest margin (4)			2.86%			3.10%
Average of interest-earning assets to interest-bearing liabilities			113.98%			115.32%

(1)	Average Outstanding Balance includes nonaccrual loans and interest earned includes prepayment income.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Index
Comparison of Operating Results for the Three months ended December 31, 2016 and 2015

Net Income. Net income decreased $5.0 million to $11.4 million for the three months ended December 31, 2016, from $16.4 million for the corresponding 2015 period.  The primary cause of the decrease was profits on the sale of investments in real estate joint ventures, partially offset by fees on the prepayment of FHLB advances, in the 2015 periods.  Our annualized return on average assets was 1.18% for the three months ended December 31, 2016, and 1.93% for the three months ended December 31, 2015.

Interest Income. Total interest income increased $1.9 million to $35.3 million for the three months ended December 31, 2016, from $33.4 million for the three months ended December 31, 2015.  The components of interest income for the three months ended December 31, 2016 and 2015, changed as follows:

	Three months ended December 31,				Increase / (decrease)
	2016		2015
	Interest Income	Yield	Interest Income	Yield	Interest Income	Average Balance	Yield
	(Dollars in thousands)
Interest on loans	$33,135	4.06%	$31,148	4.43%	$1,987	$451,503	(0.37)%
Dividends on FHLB stock	417	5.05%	391	4.58%	26	(1,102)	0.47%
Interest on securities AFS	826	1.81%	1,154	1.98%	(328)	(50,513)	(0.17)%
Interest on securities HTM	871	1.83%	663	1.94%	208	53,871	(0.11)%
Interest on federal funds sold and short term investments	2	0.64%	1	0.25%	1	(345)	0.39%
Total interest income	$35,251	3.84%	$33,357	4.15%	$1,894	$453,414	(0.31)%

The Company's primary strategic business objective remains the organic growth of multifamily and commercial real estate loans.  The average balance of the loan portfolio increased $451.5 million, or 16.1%, for the three months ended December 31, 2016 versus the comparable 2015 period.  On a linked quarter basis (December 31, 2016 versus September 30, 2016), the annualized growth rates of the portfolio were 14.3% and 21.7%, when measured based on average and period end balances, respectively.

The yield on the loan portfolio decreased 37 basis points for the three months ended December 31, 2016 versus the comparable 2015 period.  The loan yield in both periods was impacted by prepayment penalties.  Prepayment penalties totaled $1.2 million for the three months ended December 31, 2016 versus $1.6 million for the three months ended December 31, 2015.  Prepayment penalties boosted annualized loan yield by 15 basis points in the 2016 period versus 22 basis points in the 2015 period.  On a linked quarter basis, the yield on the loan portfolio was flat.  This result was impacted by prepayment penalties, which totaled $631,000 for the quarter ended September 30, 2016 (versus $1.2 million for the quarter ended December 31, 2016).  Absent the impact of the prepayment penalties, the yield on the loan portfolio decreased 6 basis points on a linked quarter basis.  The decrease continues a trend of decreased yield on loans and was primarily attributable to the factors discussed in the Company's Form 10-K as of June 30, 2016 and other public filings.  The increase in market rates that began in October 2016 and accelerated in November 2016 has been partially captured in the loan rates associated with the Company's originations since that time and has begun to partially mitigate the factors causing the yield to decrease.

The average balance of securities available for sale decreased $50.5 million for the three months ended December 31, 2016 versus the comparable 2015 period, while the average balance of securities held to maturity increased $53.9 million over the same period.  The Company has been classifying the majority of new purchases as held to maturity.

Index

Interest Expense.  Total interest expense increased $959,000 to $9.0 million for the three months ended December 31, 2016, from $8.1 million for the three months ended December 31, 2015.  The components of interest expense for the three months ended December 31, 2016 and 2015, changed as follows:

	Three months ended December 31,				Increase / (decrease)
	2016		2015			Average
	Interest Expense	Cost	Interest Expense	Cost	Interest Expense	Balance	Cost
	(Dollars in thousands)
Savings deposits	$97	0.23%	$94	0.24%	$3	$13,266	(0.01)%
Money market	1,895	1.03%	1,347	0.80%	548	63,103	0.23%
Checking accounts	728	0.44%	418	0.37%	310	218,069	0.07%
Time deposits	3,244	1.31%	2,597	1.24%	647	153,117	0.07%
Total deposits	5,964	0.93%	4,456	0.84%	1,508	447,555	0.09%
Borrowings	3,058	1.82%	3,607	2.16%	(549)	2,367	(0.34)%
	$9,022	1.12%	$8,063	1.16%	$959	$449,922	(0.04)%

Strong deposit growth remains a strategic objective of the Company.  As detailed above, the average balance of deposits increased $447.6 million, or 21.2%, for the three months ended December 31, 2016 versus the comparable 2015 period.  The balance of deposits increased $158.4 million and $94.8 million when measured versus the average and period end balances for the three months ended September 30, 2016, respectively.  The overall cost of deposits increased 9 basis points for the three months ended December 31, 2016 versus the comparable 2015 period.  On a linked quarter basis, the cost of deposits decreased 2 basis points.

As detailed in table above, the average balance of borrowings was relatively stable, increasing $2.4 million, or 0.4%, for the three months ended December 31, 2016 versus the comparable 2015 period, while the cost decreased 34 basis points.  On a linked quarter basis, the average balance decreased $2.7 million while the cost increased 3 basis points.

As discussed in the Company's Form 10-K as of June 30, 2016 and other public filings, the Company undertook two balance sheet restructures which, amongst other effects, impacted the cost of money market deposits and borrowings.

Index
Net Interest Income Before Provision for Loan Losses.  Net interest income increased by $935,000 to $26.2 million for the three months ended December 31, 2016, from $25.3 million for the three months ended December 31, 2015.  The Company's net interest income, spread and margin over the period are detailed in the chart below.

	Including Prepayment Penalties			Excluding Prepayment Penalties*
For the Three Months Ended	Net Interest Income Before Provision	Spread	Margin	Net Interest Income Before Provision	Spread	Margin
	(Dollars in thousands)
December 31, 2016	$26,229	2.72%	2.86%	$25,030	2.59%	2.73%
September 30, 2016	25,300	2.73%	2.87%	24,669	2.65%	2.80%
June 30, 2016	25,707	2.82%	2.97%	24,169	2.64%	2.79%
March 31, 2016	25,151	2.86%	3.01%	24,154	2.74%	2.89%
December 31, 2015	25,294	2.99%	3.14%	23,744	2.79%	2.95%
* Prepayment penalties on loans are excluded.

The Company's spread and margin have been significantly impacted by prepayment penalties.  Due to this situation, the chart above details results with and without the impact of prepayment penalties.  While prepayment penalty income is expected to continue, significant fluctuations in the level of prepayment income are also expected.

The Company's spread and margin remain under pressure due to several factors.  These factors were discussed in the Company's Form 10-K for the annual period ended June 30, 2016, and in other prior public filings.  Recent changes in market interest rates will impact the Company's spread and margin.  The increase in the discount rate and federal funds target rate by the Federal Open Market Committee in December, 2016 increased the cost of the Company's short term borrowings.  This increase may also indirectly increase the cost of deposits.  Longer term rates have also risen due to market conditions.  The spread between short term and long term market interest rates has generally been increasing since October, 2016.  The increase in this spread generally augments the Company's spread and margin through higher loan rates, though its positive impact may be delayed.  Despite current spread and margin compression, the Company's net interest income excluding prepayment penalties has been expanding.

The Company's net interest income and net interest rate spread were both negatively impacted due to the reversal of accrued interest income on loans delinquent more than 90 days.  The total of such income reversed was $76,000 for the three months ended December 31, 2016, versus $123,000 for the three months ended December 31, 2015.
.

Index

Provision for Loan Losses. The Company recorded no provision for loan losses for the three months ended December 31, 2016 and December 31, 2015.  A rollforward of the allowance for loan losses for the three months ended December 31, 2016 and 2015 is presented below:

	Three months ended December 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$29,878	$30,634
Provisions charged to operations	—	—
Recoveries of loans previously charged off	—	1
Loans charged off	(1)	—
Balance at end of period	$29,877	$30,635
Allowance for loan losses to total loans	0.87%	1.04%
Net charge-offs (annualized) to average loans outstanding	0.00%	0.00%

Delinquency and nonaccrual trends, changes in loan risk ratings, loan growth, charge-offs and economic and business conditions continue to have a meaningful impact on the level of provision for loan losses.  In addition, improvements in general economic and business conditions have also impacted the level of provisioning by decreasing the necessary level of general allowances.   See additional information regarding the allowance for loan losses in Note 6 of the consolidated financial statements and "Comparison of Financial Condition at December 31, 2016 and June 30, 2016-Net Loans."

Other Income. Other income decreased $26.3 million to $1.2 million for the three months ended December 31, 2016, from $27.5 million for the three months ended December 31, 2015.   In the 2015 period, the Company sold certain investments in its real estate joint ventures and real estate held for investment portfolios.  The pretax gain realized on such dispositions for the three months ended December 31, 2015 was $25.3 million.  There was also a gain of $225,000 on the disposition of real estate owned in the 2015 period.  In addition, there was a gain of $604,000 realized on the sale of equity securities as well as the sale of investment securities sold in conjunction with the balance sheet restructure in the 2015 period.  There were no comparable sales in the 2016 period.  See additional information under "Comparison of Financial Condition at December 31, 2016 and June 30, 2016," regarding the sales of investments in real estate joint ventures and real estate held for investments.

Other Expenses. Other expenses decreased $15.9 million to $11.1 million for the three months ended December 31, 2016, from $26.9 million for the three months ended December 31, 2015.  The decrease was primarily due to prepayment fees incurred in the 2015 period in connection with the prepayment of various FHLB advances.  See the Company's Form 10-K as of June 30, 2016 and other public filings for details regarding the Company's balance sheet restructures.  Compensation, payroll taxes and fringe benefits, decreased $1.8 million to $8.2 million for the three months ended December 31, 2016, from $10.1 million for the three months ended December 31, 2015.   The decrease primarily pertained to the amortization cost associated with the Company's 2011 Equity Plan.  The majority of the stock awards and stock options granted in conjunction with this plan fully amortized in August 2016.  The 2016 period includes $74,000 of expense associated with this plan while the 2015 period includes expenses totaling $1.5 million.  The balance of the change is primarily due to decreased ESOP related expenses partially offset by increased costs associated with non qualified benefit plans.  Overall ESOP expense was elevated in both the 2016 and 2015 periods.  In both periods, ESOP shares in excess of original projections were distributed to participants due to the level of dividends received on unallocated ESOP shares.  The Company's efficiency ratio for the 2016 period was 40.3%.

Income Tax Expense.  Income tax expense for the three months ended December 31, 2016 was $5.0 million on pre-tax income of $16.4 million, resulting in an effective tax rate of 30.4%.  Income tax expense for the three months ended December 31, 2015 was $9.5 million on pre-tax income of $25.8 million, resulting in an effective tax rate of 36.6%.   The Company adopted Accounting Standards Update 2016-09, (an update to Accounting Standards Codification 718 "Compensation—Stock Compensation,") as of June 30, 2016 and retroactive to July 1, 2015.  Under this guidance, the excess tax benefit associated with the exercise or vesting of stock awards is recorded as a reduction in provision for income taxes, and this resulted in reducing the effective tax rates in all reported periods as non qualified stock options were exercised.

Index

Comparison of Operating Results for the Six months ended December 31, 2016 and 2015

Net Income.  Net income decreased $7.0 million to $22.0 million for the six months ended December 31, 2016, from $29.0 million for the corresponding 2015 period.  The primary cause of the decrease was profits on the sale of investments in real estate joint ventures, partially offset by fees on the prepayment of FHLB advances, in the 2015 periods.  Our annualized return on average assets was 1.16% for the six months ended December 31, 2016, and 1.72% for the six months ended December 31, 2015.

Interest Income. Total interest income increased increased $3.0 million to $69.3 million for the six months ended December 31, 2016, from $66.3 million for the six months ended December 31, 2015.  The components of interest income for the six months ended December 31, 2016 and 2015, changed as follows:

	Six months ended December 31,				Increase / (decrease)
	2016		2015
	Interest Income	Yield	Interest Income	Yield	Interest Income	Average Balance	Yield
	(Dollars in thousands)
Interest on loans	$65,108	4.06%	$61,937	4.45%	$3,171	$421,836	(0.39)%
Dividends on FHLB stock	874	5.28%	792	4.40%	82	(2,902)	0.88%
Interest on securities AFS	1,652	1.89%	2,357	1.95%	(705)	(67,549)	(0.06)%
Interest on securities HTM	1,674	1.85%	1,234	1.99%	440	57,048	(0.14)%
Interest on federal funds sold and short term investments	3	0.58%	2	0.25%	1	(598)	0.33%
	$69,311	3.85%	$66,322	4.16%	$2,989	$407,835	(0.31)%

The explanations provided in "Comparison of Operating Results for the Three Months Ended December 31, 2016 and 2015, Interest Income" regarding changes for the three month period comparison are also applicable to the six month period comparison.  Loan originations and purchases for the six months ended December 31, 2016 totaled $378.5 million and $65.8 million, respectively.  Loan originations and purchases for the six months ended December 31, 2015 totaled $335.7 million and $37.9 million, respectively.  Prepayment penalties totaled $1.8 million for the six months ended December 31, 2016 and $3.1 million for the six months ended December 31, 2015.  Prepayment penalties boosted annualized loan yield by 11 basis points in the 2016 period versus 23 basis points in the 2015 period.

Interest Expense. Total interest expense increased $903,000 to $17.8 million for the six months ended December 31, 2016, from $16.9 million for the six months ended December 31, 2015.  The components of interest expense for the six months ended December 31, 2016 and December 31, 2015, changed as follows:

	Six months ended December 31,				Increase / (decrease)
	2016		2015			Average
	Interest Expense	Cost	Interest Expense	Cost	Interest Expense	Balance	Cost
	(Dollars in thousands)
Savings deposits	$194	0.23%	$188	0.24%	$6	$10,671	(0.01)%
Money market	3,779	1.04%	2,186	0.68%	1,593	78,921	0.36%
Checking accounts	1,277	0.42%	814	0.37%	463	166,246	0.05%
Time deposits	6,453	1.31%	4,930	1.22%	1,523	171,903	0.09%
Total deposits	11,703	0.94%	8,118	0.79%	3,585	427,741	0.15%
Borrowings	6,079	1.81%	8,761	2.47%	(2,682)	(37,400)	(0.66)%
	$17,782	1.13%	$16,879	1.22%	$903	$390,341	(0.09)%

The explanations provided in "Comparison of Operating Results for the Three Months Ended December 31, 2016 and 2015, Interest Expense" for the three month period comparison regarding deposits and borrowings are also applicable to the six month period comparison.  The impact of the balance sheet restructures is greater in the six month period of measurement.

Index

Net Interest Income Before Provision for Loan Losses.  Net interest income increased by $2.1 million to $51.5 million for the six months ended December 31, 2016, from $49.4 million for the six months ended December 31, 2015.  This increase was realized despite a decrease in prepayment penalty income of $1.3 million.   The Company's net interest rate spread and margin decreased to 2.72% and 2.86% for the six months ended December 31, 2016, from 2.94% and 3.10% for the six months ended December 31, 2015, respectively.   The factors described in "Comparison of Operating Results for the Three Months Ended December 31, 2016 and 2015, Net Interest Income Before Provision for Loan Losses" also impacted the six month periods.  The Company's net interest income and net interest rate spread were negatively impacted in both periods due to the reversal of accrued interest income on loans delinquent more than 90 days.  The Company's net interest income was reduced $196,000 and $299,000 for the six months ended December 31, 2016 and 2015, respectively, due to the impact of nonaccrual loans.

Provision for Loan Losses. The Company recorded no provisions for loan losses for the six months ended December 31, 2016 and December 31, 2015.  A rollforward of the allowance for loan losses for the six months ended December 31, 2016 and 2015 is presented below:

	Six months ended December 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$29,951	$30,889
Provisions charged to operations	—	—
Recoveries of loans previously charged off	2	1
Loans charged off	(76)	(255)
Balance at end of period	$29,877	$30,635
Allowance for loan losses to total loans	0.87%	1.04%
Net charge-offs (annualized) to average loans outstanding	0.01%	0.02%

See discussion of the allowance for loan losses in "Comparison of Financial Condition at December 31, 2016 and June 30, 2016-Net Loans" and footnote 6 of the consolidated financial statements.

Other Income. Other income decreased $31.0 million to $2.4 million for the six months ended December 31, 2016 from $33.5 million for the six months ended December 31, 2015.  The six month period was also impacted by the items described in "Comparison of Operating Results for the Three Months Ended December 31, 2016 and 2015, Other Income" regarding the sales of investments in real estate joint ventures, real estate held for investment, real estate owned and investment securities.

Other Expenses.  Other expenses decreased $16.3 million to $21.3 million for the six months ended December 31, 2016, from $37.7 million for the six months ended December 31, 2015.  The six month period was also affected by the items described in "Comparison of Operating Results for the Three Months Ended December 31, 2016 and 2015, Other Expenses".  However, the impact of the amortization of the Company's 2011 Equity Plan was decreased in the six month period as a portion of the 2016 period included the full cost of the amortization of the 2011 Equity Plan.  Such expense totaled $849,000 in the 2016 period versus $3.0 million in the 2015 period.  The Company's efficiency ratio for the 2016 period was 39.5%.

Income Tax Expense. Income tax expense for the six months ended December 31, 2016, was $10.7 million, due to pre-tax income of $32.6 million, resulting in an effective tax rate of 32.6%.  For the six months ended December 31, 2015, income tax expense was $16.3 million, due to pre-tax income of $45.2 million, resulting in an effective tax rate of 35.9%.  The factor described in "Comparison of Operating Results for the Three Months Ended December 31, 2016 and 2015 - Income Tax Expense", the adoption of Accounting Standards Update 2016-09 impacted the effective tax rate.
.

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

At December 31, 2016 and June 30, 2016, the Company had $324.5 million and $317.0 million in overnight borrowings from the FHLB, respectively.  The Company had total borrowings of $800.6 million at December 31, 2016 and $781.6 million at June 30, 2016.  The Company's total borrowings at December 31, 2016 include $476.1 million in longer term borrowings, $427.9 million with the FHLB and $48.2 million with other financial institutions.  In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans.  At December 31, 2016, outstanding commitments to originate loans totaled $117.1 million and outstanding commitments to extend credit totaled $15.6 million.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $632.4 million at December 31, 2016.  Based upon historical experience, management estimates that a large portion of such deposits will remain with the Company.  The portion that remains will be significantly impacted by the renewal rates offered by the Company.

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

The Company's primary use of funds has been dividends to shareholders and repurchases of common stock.  The declarations of such dividends are at the discretion of the Company and the dividend amount could be reduced or eliminated if the payment of a dividend to shareholders would result in a liquidity concern.  The Company's loan portfolio was an additional source and use of funds.  The Company periodically originated loans which were a significant use of funds.  The principal and interest payments from these loans provided a recurring source of funds.  The majority of the Company's loans were directly or indirectly related to entities in the Company's investment in real estate joint ventures and real estate held for investment portfolios.  The Company announced its intention to explore the strategic disposition of the properties and interests in these portfolios.  As of June 30, 2016, the properties and interests in these portfolios were disposed, the related loans were repaid and the sales activity and loan repayments were a significant, but transitory, source of funds.  In addition, the Company secured external financing, a source of funds independent of the Bank.  At December 31, 2016 and June 30, 2016, the Company had $12.5 million in borrowings outstanding from another financial institution.  In addition, at December 31, 2016 and June 30, 2016 , the Company, on an unconsolidated basis, had cash and cash equivalents of $38.8 million and $66.2 million, respectively.

In July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes.  The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank.  The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets.  The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%.  The final rule became effective January 1, 2015, subject to a transition period for various components of the rule that require full compliance for the Company by January 1, 2019, including a capital conservation buffer of 2.5% of risk-weighted assets for which the transitional period began at 0.625% on January 1, 2016, increased to 1.25% on January 1, 2017,and will increase to 1.875% on January 1, 2018 and 2.50% on January 1, 2019.  The final capital rules impose restrictions on capital distributions and certain discretionary bonus payments if the minimum capital conservation buffer is not met.

Index
As of December 31, 2016 and June 30, 2016, the Company and Bank exceeded all regulatory capital requirements, including the currently applicable capital conservation buffer of 0.625%, as follows:

	December 31, 2016
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Common Equity Tier 1 (CET1) (to risk-weighted assets)	$540,672	15.32%	$158,834	4.50%
Tier 1capital (to risk-weighted assets)	540,672	15.32%	211,779	6.00%
Total capital (to risk-weighted assets)	570,549	16.16%	282,372	8.00%
Tier 1 leverage capital (to average assets)	540,672	13.99%	154,568	4.00%
Capital Conservation Buffer	288,178	8.16%	22,060	0.63%

	June 30, 2016
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Common Equity Tier 1 (CET1) (to risk-weighted assets)	$545,272	16.77%	$146,311	4.50%
Tier 1 capital (to risk-weighted assets)	545,272	16.77%	195,081	6.00%
Total capital (to risk-weighted assets)	575,223	17.69%	260,108	8.00%
Tier 1 leverage capital (to average assets)	545,272	14.94%	145,676	4.00%
Capital Conservation Buffer	315,034	9.69%	20,321	0.63%

	December 31, 2016
	Actual		Required		Well-Capitalized
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Bank:
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$492,578	13.96%	$158,829	4.50%	$229,420	6.50%
Tier 1 capital (to risk-weighted assets)	492,578	13.96%	211,772	6.00%	282,363	8.00%
Total capital (to risk-weighted assets)	522,455	14.80%	282,363	8.00%	352,954	10.00%
Tier 1 Leverage capital (to average assets)	492,578	12.75%	154,539	4.00%	193,174	5.00%
Capital conservation buffer	240,092	6.80%	22,060	0.63%

	June 30, 2016
	Actual		Required		Well-Capitalized
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Bank:
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$466,987	14.36%	$146,288	4.50%	$211,305	6.50%
Tier 1 capital (to risk-weighted assets)	466,987	14.36%	195,050	6.00%	260,067	8.00%
Total capital (to risk-weighted assets)	496,938	15.28%	260,067	8.00%	325,084	10.00%
Tier 1 Leverage capital (to average assets)	466,987	12.86%	145,255	4.00%	181,569	5.00%
Capital conservation buffer	236,871	7.29%	20,318	0.63%

Index

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

Index
Item 3. Quantitative and Qualitative Disclosures About Market Risk

The majority of our assets and liabilities are monetary in nature. Consequently, our most significant form of market risk is interest rate risk. Our assets, consisting primarily of loans, have longer maturities than our liabilities, consisting primarily of deposits. As a result, a principal part of our business strategy is to manage interest rate risk and reduce the exposure of our net interest income to changes in market interest rates. Accordingly, our Board of Directors has the authority and responsibility for managing interest rate risk. Oritani Bank has established an Asset/Liability Management Committee, comprised of various members of its senior management, which is responsible for evaluating the interest rate risk inherent in our assets and liabilities, for recommending to the Board the level of risk that is appropriate, given our business strategy, operating environment, capital, liquidity and performance objectives, and for managing this risk consistent with the guidelines approved by the Board of Directors. The Asset/Liability Management Committee reports its activities to the Board on a monthly basis. An interest rate risk analysis is presented to the Board on a quarterly basis.

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
(iii)	obtaining general financing through FHLB advances with a fixed long term; and
(iv)	utilizing interest rate swaps or other derivative instruments

Loan Portfolio by Reprice/Maturity Date
At December 31, 2016
(Dollars in thousands)
Repricing or Maturing Within:	Amount	Weighted Average Rate	% of Total Loans	Cumulative % of Total Loans
1 Year or less	$491,936	3.90%	14.38%	14.38%
1 - 3 years	1,258,781	3.45%	36.79%	51.17%
3 - 5 years	890,755	3.66%	26.03%	77.20%
5 - 7 years	319,006	3.99%	9.32%	86.52%
7 to 10 years	113,786	4.55%	3.33%	89.85%
Greater than 10 years	347,158	4.66%	10.15%	100.00%
Total	$3,421,422	3.84%	100.00%

 At December 31, 2016, 51.17 % of the loan portfolio matured or repriced in 3 years or less, and 77.20% matured or repriced in 5 years or less.

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

The table below sets forth, as of December 31, 2016, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) basis points
	(Dollars in thousands)
+200	$532,159	$(73,572)	(12.1)%	13.7%	(128)
+100	572,088	(33,643)	(5.6)%	14.5%	(55)
—	605,731	—	—%	15.0%	—
(100)	665,238	59,507	9.8%	16.0%	100

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2016, in the event of a 100 basis point decrease in interest rates, we would experience a 9.8% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 12.1% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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
(c)
Repurchase of Our Equity Securities.  The following table shows the Company's repurchases of its common stock for each calendar month in the three months ended December 31, 2016 and the stock repurchase plan approved by our Board of Directors.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 31, 2016	—	$—	—	1,892,553
November 30, 2016	3,702	17.63	3,702	1,888,851
December 31, 2016	—	—	—	1,888,851
	3,702	$17.63	3,702

On March 4, 2015, the Board of Directors of the Company authorized a fourth stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5% of the outstanding shares, or 2,205,451 shares.  As of  February 8, 2017, the Company has repurchased, under the repurchase plans approved since the second step transaction, 13,277,681 shares of its stock at an average price of $13.30 per share.

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

ORITANI FINANCIAL CORP.

Date:	February 8, 2017	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date:	February 8, 2017	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer