Form 10-Q
period 2017-03-31
Oritani Financial Corp
filed 2017-05-10
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
(Address of Principal Executive Offices) (Zip Code)

(201) 664-5400
(Registrant's telephone number, including area code)

N/A
(Former name, former address, and former fiscal year, if changed since last report)

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

    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    YES  ☐    NO  ☒

As of May 10, 2017, there were 56,245,065 shares of the Registrant's common stock, par value $0.01 per share, issued and 45,878,266 shares outstanding.

Oritani Financial Corp.
FORM 10-Q

Index
Part I. Financial Information
Item 1. Financial Statements

Oritani Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2017	June 30, 2016
	(unaudited)	(audited)
Assets
Cash on hand and in banks	$29,849	$16,243
Federal funds sold and short term investments	1,219	328
Cash and cash equivalents	31,068	16,571
Loans, net	3,531,199	3,131,957
Securities available for sale, at fair value	166,894	141,850
Securities held to maturity, fair value of $188,079 and $170,706, respectively	190,569	168,107
Bank Owned Life Insurance (at cash surrender value)	95,306	93,327
Federal Home Loan Bank of New York ("FHLB") stock , at cost	38,464	38,003
Accrued interest receivable	10,849	9,943
Investments in real estate joint ventures, net	—	4,307
Real estate owned	140	487
Office properties and equipment, net	14,027	14,338
Deferred tax assets, net	40,250	47,360
Other assets	7,416	3,088
Total Assets	$4,126,182	$3,669,338
Liabilities
Deposits	$2,680,196	$2,260,003
Borrowings	791,157	781,623
Advance payments by borrowers for taxes and insurance	25,356	21,415
Other liabilities	72,806	71,097
Total Liabilities	3,569,515	3,134,138
Stockholders' Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 45,876,066 shares outstanding at March 31, 2017 and 45,247,420 shares outstanding at June 30, 2016.	562	562
Additional paid-in capital	511,935	513,177
Non-vested restricted stock awards	(483)	(4,242)
Treasury stock, at cost; 10,368,999 shares at March 31, 2017 and 10,997,645 shares at June 30, 2016.	(138,067)	(146,173)
Unallocated common stock held by the employee stock ownership plan	(18,753)	(20,481)
Retained earnings	203,091	202,429
Accumulated other comprehensive loss, net of tax	(1,618)	(10,072)
Total Stockholders' Equity	556,667	535,200
Total Liabilities and Stockholders' Equity	$4,126,182	$3,669,338

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2017	2016	2017	2016
	(unaudited)
Interest income:
Interest on loans	$34,407	$31,061	$99,515	$92,998
Interest on securities available for sale	799	1,146	2,451	3,503
Interest on securities held to maturity	909	738	2,583	1,972
Dividends on FHLB stock	469	401	1,343	1,193
Interest on federal funds sold and short term investments	2	2	5	4
Total interest income	36,586	33,348	105,897	99,670
Interest expense:
Deposits	6,244	4,628	17,947	12,746
Borrowings	3,547	3,569	9,626	12,330
Total interest expense	9,791	8,197	27,573	25,076
Net interest income before provision for loan losses	26,795	25,151	78,324	74,594
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	26,795	25,151	78,324	74,594
Other income:
Service charges	206	151	564	617
Real estate operations, net	—	23	—	294
Income from investments in real estate joint ventures	193	267	769	985
Bank-owned life insurance	634	670	1,979	2,044
Net gain on sale of assets	20,621	2,009	20,621	31,875
Net gain on sale of securities	—	—	—	604
Other income	87	70	249	238
Total other income	21,741	3,190	24,182	36,657
Other expenses:
Compensation, payroll taxes and fringe benefits	6,801	7,573	22,366	25,332
Advertising	143	91	358	271
Office occupancy and equipment expense	834	817	2,415	2,224
Data processing service fees	538	506	1,641	1,520
Federal insurance premiums	300	402	1,050	1,200
Net expense from real estate operations	181	15	305	356
FHLBNY prepayment fees	—	—	—	13,873
Other expenses	1,096	948	3,084	3,242
Total operating expenses	9,893	10,352	31,219	48,018
Income before income tax expense	38,643	17,989	71,287	63,233
Income tax expense	14,377	5,749	25,034	22,001
Net income	$24,266	$12,240	$46,253	$41,232
Earnings per basic common share	$0.56	$0.29	$1.07	$0.99
Earnings per diluted common share	$0.54	$0.28	$1.04	$0.96

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended March 31,		Nine months ended March 31,
	2017	2016	2017	2016
	(unaudited)
Net of tax:
Net income	$24,266	$12,240	$46,253	$41,232
Other comprehensive income (loss):
Change in unrealized holding (loss) gain on securities available for sale	(3)	1,721	(1,457)	517
Reclassification adjustment for security gains included in net income	—	—	—	(343)
Amortization related to post-retirement obligations	57	31	188	96
Net change in unrealized gain (loss) on interest rate swaps	536	(4,858)	9,723	(5,755)
Total other comprehensive income (loss)	590	(3,106)	8,454	(5,485)
Total comprehensive income	$24,856	$9,134	$54,707	$35,747

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Nine months ended March 31, 2017 and 2016 (unaudited)
(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Non-vested restricted stock awards	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Total stockholders' equity
Balance at June 30, 2015	44,012,239	$562	$508,999	$(8,088)	$(162,344)	$(22,803)	$203,192	$(1,848)	$517,670
Net income	—	—	—	—	—	—	41,232	—	41,232
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(5,485)	(5,485)
Cash dividends declared	—	—	—	—	—	—	(42,556)	—	(42,556)
Purchase of treasury stock	(100,978)	—	—	—	(1,593)	—	—	—	(1,593)
Issuance of restricted stock awards	10,000	—	—	(133)	133	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	4,483	—	—	—	—	—	4,483
ESOP shares allocated or committed to be released	—	—	1,756	—	—	1,984	—	—	3,740
Exercise of stock options	1,151,466	—	—	—	15,303	—	(2,689)	—	12,614
Vesting of restricted stock awards	—	—	(3,887)	3,906	—	—	(19)	—	—
Forfeiture of restricted stock awards	(6,000)	—	—	73	(73)	—	—	—	—
Cumulative effect of change in accounting principle-adoption of ASU 2016-09	—	—	—	—	—	—	(33)	—	(33)
Balance at March 31, 2016	45,066,727	$562	$511,351	$(4,242)	$(148,574)	$(20,819)	$199,127	$(7,333)	$530,072

Continued on next page

Index
Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Nine months ended March 31, 2017 and 2016 (unaudited)
(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Non-vested restricted stock awards	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Total stockholders' equity
Balance at June 30, 2016	45,247,420	$562	$513,177	$(4,242)	$(146,173)	$(20,481)	$202,429	$(10,072)	$535,200
Net income	—	—	—	—	—	—	46,253	—	46,253
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	8,454	8,454
Cash dividends declared	—	—	—	—	—	—	(44,223)	—	(44,223)
Purchase of treasury stock	(98,655)	—	—	—	(1,574)	—	—	—	(1,574)
Issuance of restricted stock awards	10,000	—	—	(133)	133	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	927	—	—	—	—	—	927
ESOP shares allocated or committed to be released	—	—	1,710	—	—	1,728	—	—	3,438
Exercise of stock options	717,301	—	—	—	9,547	—	(1,355)	—	8,192
Vesting of restricted stock awards	—	—	(3,879)	3,892	—	—	(13)	—	—
Balance at March 31, 2017	45,876,066	$562	$511,935	$(483)	$(138,067)	$(18,753)	$203,091	$(1,618)	$556,667

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended March 31,
	2017	2016
	(unaudited)
Cash flows from operating activities:
Net income	$46,253	$41,232
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	4,365	8,223
Tax benefit from stock-based compensation	1,289	1,886
Depreciation of premises and equipment	664	673
Net amortization and accretion of premiums and discounts on securities	995	879
Amortization and accretion of deferred loan fees, net	(1,757)	(2,659)
(Increase) decrease in deferred taxes	(509)	1,051
Gain on sale of investment securities	—	(604)
Gain on sale of real estate joint ventures and real estate investments	(20,621)	(31,547)
Gain on sale of real estate owned	—	(328)
Writedown of real estate owned	215	250
Increase in cash surrender value of bank owned life insurance	(1,979)	(2,044)
Increase in accrued interest receivable	(906)	(640)
Decrease (increase) in other assets	14,290	(5,298)
Increase in other liabilities	1,994	8,611
Net cash provided by operating activities	44,293	19,685
Cash flows from investing activities:
Net increase in loans receivable	(331,560)	(196,162)
Purchase of loans	(65,925)	(63,020)
Purchase of securities available for sale	(66,222)	(42,213)
Purchase of securities held to maturity	(51,150)	(60,102)
Proceeds from payments, calls and maturities of securities available for sale	38,114	46,662
Proceeds from payments, calls and maturities of securities held to maturity	28,196	15,727
Proceeds from sales of securities available for sale	—	38,985
Net (increase) decrease in Federal Home Loan Bank of New York stock	(461)	3,186
Proceeds from sales of real estate joint ventures and real estate investments	25,083	32,590
Net increase in real estate held for investment	—	(21)
Net (increase) decrease in real estate joint ventures	(155)	337
Proceeds from sale of real estate owned	132	3,967
Purchase of fixed assets	(337)	(747)
Net cash used in investing activities	(424,285)	(220,811)
Cash flows from financing activities:
Net increase in deposits	420,193	261,906
Purchase of treasury stock	(1,574)	(1,593)
Dividends paid to shareholders	(44,223)	(42,556)
Exercise of stock options	8,192	12,614
Increase in advance payments by borrowers for taxes and insurance	3,941	2,167
Proceeds from borrowed funds	119,130	161,143
Repayment of borrowed funds	(109,596)	(195,000)
Payment of employee taxes withheld from shared-based awards	(1,574)	(1,593)
Net cash provided by financing activities	394,489	197,088
Net increase (decrease) in cash and cash equivalents	14,497	(4,038)
Cash and cash equivalents at beginning of period	16,571	15,129
Cash and cash equivalents at end of period	$31,068	$11,091
Supplemental cash flow information:
Cash paid during the period for:
Interest	$27,180	$25,480
Income taxes	$16,712	$21,554
Noncash transfer
Loans receivable transferred to real estate owned	$—	$317

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

In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included.  The results of operations and other data presented for the three and nine month periods ended March 31, 2017 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2017.

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

The consolidated financial statements have been prepared in conformity with GAAP. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at March 31, 2017 and June 30, 2016 and in the Consolidated Statements of Income for the three and nine months ended March 31, 2017 and 2016.  Actual results could differ significantly from those estimates.

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

The following is a summary of the Company's earnings per share calculations and reconciliation of basic to diluted earnings per share.

	Three months ended March 31,		Nine months ended March 31,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net income	$24,266	$12,240	$46,253	$41,232
Weighted average common shares outstanding—basic	43,585	42,030	43,125	41,595
Effect of dilutive stock options outstanding	1,234	1,409	1,255	1,385
Weighted average common shares outstanding—diluted	44,819	43,439	44,380	42,980
Earnings per share-basic	$0.56	$0.29	$1.07	$0.99
Earnings per share-diluted	$0.54	$0.28	$1.04	$0.96

For the three months ended March 31, 2016 there were 4,007 option shares, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for those periods.  There were no anti-dilutive shares for the three months ended March 31, 2017.  Anti-dilutive shares for the nine months ended March 31, 2017 and 2016 were 1,405 and 5,250, respectively.

3. Stock Repurchase Program

On March 4, 2015, the Board of Directors of the Company authorized a fourth stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5% of the outstanding shares, or 2,205,451 shares.   At March 31, 2017, there are 1,888,851 shares yet to be purchased under the current plan.  At  March 31, 2017, a total of  13,277,681  shares had been acquired under repurchase programs at a weighted average cost of  $13.30 per share.  The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company's liquidity and capital requirements, and alternative uses of capital.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes.  The Company may conduct repurchases in accordance with a Rule 10b5-1 trading plan.

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

The fair value of options issued during the nine months ended March 31, 2017 and 2016 was estimated using the Black-Scholes options-pricing model with the assumptions in the following table.

	Nine months ended March 31,
	2017	2016
Option shares granted	20,000	20,000
Expected dividend yield	5.35%	6.75%
Expected volatility	20.81%	26.10%
Risk-free interest rate	1.39%	2.03%
Expected option life	6.5	6.5

The following is a summary of the Company's stock option activity and related information as of March 31, 2017 and changes therein during the nine months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2016	4,568,005	$2.59	$11.65	5.3
Granted	20,000	1.34	15.65	10.0
Exercised	(717,301)	2.57	11.42	3.6
Expired	(15,371)	2.37	10.73	2.0
Outstanding at March 31, 2017	3,855,333	$2.59	$11.71	3.7
Exercisable at March 31, 2017	3,777,460	$2.61	$11.63	3.6

The Company recorded $17,000 and $522,000 of share based compensation expense related to options for the three months ended March 31, 2017 and 2016, respectively.  The Company recorded $301,000 and $1.6 million of share based compensation expense related to options for the nine months ended March 31, 2017 and 2016, respectively.    Expected future expense related to the non-vested options outstanding at March 31, 2017 is $115,000 over a weighted average period of 2.6 years.  Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

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

The following is a summary of the status of the Company's restricted stock shares as of March 31, 2017 and changes therein during the nine months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2016	347,487	$12.37
Granted	10,000	15.65
Vested	(318,553)	12.08
Forfeited	—	—
Non-vested at March 31, 2017	38,934	$15.46

The Company recorded $60,000 and $966,000 of share based compensation expense related to the restricted stock shares for the three months ended March 31, 2017 and 2016, respectively.  The Company recorded $629,000 and $2.9 million of share based compensation expense related to the restricted stock shares for the nine months ended March 31, 2017 and 2016, respectively.   Expected future expense related to the non-vested restricted shares at March 31, 2017 is $464,000 over a weighted average period of 2.2 years.

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

Net periodic benefit costs for the three and nine months ended March 31, 2017 and 2016 are presented in the following tables.

	Retirement Plan		BEP Plan		Medical Plan
	Three months ended March 31,
	2017	2016	2017	2016	2017	2016
	(In thousands)
Service cost	$38	$44	$—	$—	$14	$19
Interest cost	45	57	10	12	59	59
Amortization of unrecognized:
Net loss	—	7	13	10	87	39
Total	$83	$108	$23	$22	$160	$117

	Nine months ended March 31,
	2017	2016	2017	2016	2017	2016
	(In thousands)
Service cost	$113	$131	$—	$—	$43	$58
Interest cost	136	170	30	36	176	176
Amortization of unrecognized:
Net loss	—	22	39	30	262	116
Total	$249	$323	$69	$66	$481	$350

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

6. Loans, net

Loans, net are summarized as follows:

	March 31, 2017	June 30, 2016
	(In thousands)
Residential	$249,581	$223,701
Residential commercial real estate	1,932,366	1,596,876
Grocery/credit retail commercial real estate	516,123	457,058
Other commercial real estate	868,537	887,443
Construction and land loans	2,904	4,810
Total loans	3,569,511	3,169,888
Less:
Deferred loan fees, net	8,435	7,980
Allowance for loan losses	29,877	29,951
Loans, net	$3,531,199	$3,131,957

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

The activity in the allowance for loan losses for the three and nine months ended March 31, 2017 and 2016 is summarized as follows:

	Three months ended March 31,		Nine months ended March 31,
	(In thousands)
	2017	2016	2017	2016
Balance at beginning of period	$29,877	$30,635	$29,951	$30,889
Provisions for loan losses	—	—	—	—
Recoveries of loans previously charged off	—	5	2	6
Loans charged off	—	(692)	(76)	(947)
Balance at end of period	$29,877	$29,948	$29,877	$29,948

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table provides the three and nine month activity in the allowance for loan losses allocated by loan category at March 31, 2017 and 2016.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	Three months ended March 31, 2017
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,626	$14,424	$3,327	$10,366	$134	$29,877
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provisions	(503)	940	(551)	88	26	—
Ending balance	$1,123	$15,364	$2,776	$10,454	$160	$29,877

	Nine months ended March 31, 2017
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,300	$12,837	$3,646	$11,850	$318	$29,951
Charge-offs	(75)	—	—	(1)	—	(76)
Recoveries	—	—	—	2	—	2
Provisions	(102)	2,527	(870)	(1,397)	(158)	—
Ending balance	$1,123	$15,364	$2,776	$10,454	$160	$29,877

	Three months ended March 31, 2016
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,518	$10,893	$3,654	$13,858	$712	$30,635
Charge-offs	—	—	—	(692)	—	(692)
Recoveries	—	—	—	5	—	5
Provisions	(143)	962	14	(431)	(402)	—
Ending balance	$1,375	$11,855	$3,668	$12,740	$310	$29,948

	Nine months ended March 31, 2016
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,521	$10,814	$4,042	$13,943	$569	$30,889
Charge-offs	(98)	—	—	(849)	—	(947)
Recoveries	—	—	—	6	—	6
Provisions	(48)	1,041	(374)	(360)	(259)	—
Ending balance	$1,375	$11,855	$3,668	$12,740	$310	$29,948

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at March 31, 2017 and June 30, 2016.

	At March 31, 2017
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$20	$—	$—	$68	$20	$108
Collectively evaluated for impairment	1,103	15,364	2,776	10,386	140	29,769
Total	$1,123	$15,364	$2,776	$10,454	$160	$29,877
Loans receivable:
Individually evaluated for impairment	$3,685	$—	$—	$10,302	$20	$14,007
Collectively evaluated for impairment	245,896	1,932,366	516,123	858,235	2,884	3,555,504
Total	$249,581	$1,932,366	$516,123	$868,537	$2,904	$3,569,511

	At June 30, 2016
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$20	$—	$—	$51	$47	$118
Collectively evaluated for impairment	1,280	12,837	3,646	11,799	271	29,833
Total	$1,300	$12,837	$3,646	$11,850	$318	$29,951
Loans receivable:
Individually evaluated for impairment	$3,631	$310	$—	$9,154	$56	$13,151
Collectively evaluated for impairment	220,070	1,596,566	457,058	878,289	4,754	3,156,737
Total	$223,701	$1,596,876	$457,058	$887,443	$4,810	$3,169,888

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

The following table provides information about the loan credit quality at March 31, 2017 and June 30, 2016:

	At March 31, 2017
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$227,358	$17,213	$159	$4,851	$—	$249,581
Residential commercial real estate	1,902,398	27,962	2,006	—	—	1,932,366
Grocery/credit retail commercial real estate	502,710	13,413	—	—	—	516,123
Other commercial real estate	733,960	96,635	19,100	18,842	—	868,537
Construction and land loans	2,884	—	—	20	—	2,904
Total	$3,369,310	$155,223	$21,265	$23,713	$—	$3,569,511

	At June 30, 2016
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$199,911	$18,882	$531	$4,377	$—	$223,701
Residential commercial real estate	1,583,686	9,563	3,317	310	—	1,596,876
Grocery/credit retail commercial real estate	438,562	15,523	2,973	—	—	457,058
Other commercial real estate	798,457	51,567	17,553	19,866	—	887,443
Construction and land loans	4,754	—	—	56	—	4,810
Total	$3,025,370	$95,535	$24,374	$24,609	$—	$3,169,888

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table provides information about loans past due at March 31, 2017 and June 30, 2016:

	At March 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (1)
	(In thousands)
Residential	$331	$718	$811	$1,860	$247,721	$249,581	$1,193
Residential commercial real estate	243	—	—	243	1,932,123	1,932,366	—
Grocery/credit retail commercial real estate	—	—	—	—	516,123	516,123	—
Other commercial real estate	1,869	205	2,406	4,480	864,057	868,537	9,097
Construction and land loans	—	—	20	20	2,884	2,904	20
Total	$2,443	$923	$3,237	$6,603	$3,562,908	$3,569,511	$10,310

	At June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (2)
	(In thousands)
Residential	$1,745	$531	$684	$2,960	$220,741	$223,701	$931
Residential commercial real estate	3,601	1,166	—	4,767	1,592,109	1,596,876	310
Grocery/credit retail commercial real estate	—	—	—	—	457,058	457,058	—
Other commercial real estate	3,746	—	1,641	5,387	882,056	887,443	8,671
Construction and land loans	—	—	56	56	4,754	4,810	56
Total	$9,092	$1,697	$2,381	$13,170	$3,156,718	$3,169,888	$9,968

(1)
Included in nonaccrual loans at March 31, 2017 are residential loans totaling $347,000 and other commercial real estate loans totaling $205,000 that were 60-89 days past due, residential loans totaling $14,000 and other commercial real estate loans totaling $1.2 million that were 30-59 days past due, residential loans totaling $21,000 and other commercial real estate loans totaling $5.3 million that were current.

(2)
Included in nonaccrual loans at June 30, 2016 are residential loans totaling $180,000 that were 30-59 days past due; residential loans totaling $66,000, residential commercial real estate loans totaling $310,000 and other commercial real estate loans totaling $7.0 million that were current.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement.  Loans we individually classify as impaired include multifamily, commercial mortgage and construction loans with balances of $1.0 million or more, unless a condition exists for loans less than $1.0 million that would increase the Bank's potential loss exposure.  At March 31, 2017 impaired loans were primarily collateral-dependent and totaled $14.0 million, of which $752,000 had a related allowance for credit losses of $108,000 and $13.3 million of impaired loans had no related allowance for credit losses.  At June 30, 2016 impaired loans were primarily collateral-dependent and totaled $13.2 million, of which $487,000  had a related allowance for credit losses of $118,000 and $12.7 million of impaired loans had no related allowance for credit losses.

The following table provides information about the Company's impaired loans at March 31, 2017 and June 30, 2016:

	At March 31, 2017			At June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In thousands)
With no related allowance recorded:
Residential	$3,505	$3,505	$—	$3,447	$3,447	$—
Residential commercial real estate	—	—	—	310	310	—
Other commercial real estate	9,750	9,750	—	8,907	8,907	—
Construction and land loans	—	—	—	—	—	—
	13,255	13,255	—	12,664	12,664	—
With an allowance recorded:
Residential	$160	$180	$20	$164	$184	$20
Residential commercial real estate	—	—	—	—	—	—
Other commercial real estate	484	552	68	196	247	51
Construction and land loans	—	20	20	9	56	47
	644	752	108	369	487	118
Total:
Residential	$3,665	$3,685	$20	$3,611	$3,631	$20
Residential commercial real estate	—	—	—	310	310	—
Other commercial real estate	10,234	10,302	68	9,103	9,154	51
Construction and land loans	—	20	20	9	56	47
	$13,899	$14,007	$108	$13,033	$13,151	$118

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following tables present the average recorded investment and interest income recognized on impaired loans for the three and nine months ended March 31, 2017 and 2016:

	Three months ended March 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$3,505	$34	$3,447	$35
Residential commercial real estate	—	—	—	—
Other commercial real estate	9,809	142	5,231	79
Construction and land loans	—	—	—	—
	13,314	176	8,678	114
With an allowance recorded:
Residential	$160	$2	$165	$—
Residential commercial real estate	—	—	288	—
Other commercial real estate	490	—	3,662	—
Construction and land loans	—	—	17	—
	650	2	4,132	—
Total:
Residential	$3,665	$36	$3,612	$35
Residential commercial real estate	—	—	288	—
Other commercial real estate	10,299	142	8,893	79
Construction and land loans	—	—	17	—
	$13,964	$178	$12,810	$114
Cash basis interest income		$155		$114

	Nine months ended March 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands
With no related allowance recorded:
Residential	$3,487	$103	$3,525	$106
Residential commercial real estate	—	—	—	—
Other commercial real estate	9,210	409	5,497	184
Construction and land loans	—	—	—	—
	12,697	512	9,022	290
With an allowance recorded:
Residential	$162	$6	$166	$—
Residential commercial real estate	—	—	291	—
Other commercial real estate	565	—	3,866	—
Construction and land loans	4	—	90	—
	731	6	4,413	—
Total:
Residential	$3,649	$109	$3,691	$106
Residential commercial real estate	—	—	291	—
Other commercial real estate	9,775	409	9,363	184
Construction and land loans	4	—	90	—
	$13,428	$518	$13,435	$290
Cash basis interest income		$446		$290

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Troubled debt restructured loans ("TDRs") are those loans whose terms have been modified because of deterioration in the financial condition of the borrower.  The Company has selectively modified certain borrower's loans to enable the borrower to emerge from delinquency and keep their loans current.  The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company.  Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal.  Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period.  Management classifies all TDRs as impaired loans.  Included in impaired loans at March 31, 2017 and June 30, 2016, are $4.6 million of loans which are deemed TDRs.

The following table presents additional information regarding the Company's TDRs as of March 31, 2017 and June 30, 2016:

	Troubled Debt Restructurings at March 31, 2017
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$180	$180
Other commercial real estate	361	4,076	4,437
Construction and land loans	—	20	20
Total	$361	$4,276	$4,637
Allowance	$—	$108	$108

	Troubled Debt Restructurings at June 30, 2016
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$184	$184
Residential commercial real estate	—	310	310
Other commercial real estate	386	3,703	4,089
Construction and land loans	—	56	56
Total	$386	$4,253	$4,639
Allowance	$—	$118	$118

 The following tables present information about TDRs for the periods presented:

	Three months ended March 31,
	2017			2016
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Other commercial real estate	1	658	658	-	-	-
Total	1	$658	$658	-	$-	$-

	Nine months ended March 31,
	2017			2016
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Other commercial real estate	1	658	658	1	3,385	2,280
Total	1	$658	$658	1	$3,385	$2,280

The relationship modified during the three months ended March 31, 2017 was restructured to provide interest only payments through maturity.  The relationship modified during the nine months ended March 31, 2016 was granted an extended maturity in conjunction with a principal paydown.

There have been no loans that were modified as TDR during the last twelve months that have subsequently defaulted (90 days or more past due) during the current quarter ended March 31, 2017.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

7. Investment Securities

Securities Held to Maturity

The following is a comparative summary of securities held to maturity at March 31, 2017 and June 30, 2016:

	At March 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$6,750	$—	$76	$6,674
Mortgage-backed securities:
FHLMC	21,658	72	403	21,327
FNMA	79,113	120	998	78,235
GNMA	1,310	54	—	1,364
CMO	81,738	—	1,259	80,479
	$190,569	$246	$2,736	$188,079

	At June 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$6,750	$4	$2	$6,752
Mortgage-backed securities:
FHLMC	9,129	162	—	9,291
FNMA	83,112	1,588	11	84,689
GNMA	1,398	66	—	1,464
CMO	67,718	792	—	68,510
	$168,107	$2,612	$13	$170,706

The contractual maturities of mortgage-backed securities held to maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any securities held to maturity during the three and nine months ended March 31, 2017 and 2016.  Securities with fair values of $29.1 million and $86.6 million at March 31, 2017 and June 30, 2016, respectively, were pledged as collateral for advances.  The fair value of securities held to maturity pledged as collateral for cash flow hedge interest rate swaps totaled $8.9 million and $20.3 million at March 31, 2017 and June 30, 2016, respectively.  The Company did not record other-than-temporary impairment charges on securities held to maturity during the three and nine months ended March 31, 2017 and 2016.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Gross unrealized losses on securities held to maturity and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and June 30, 2016 were as follows:

	At March 31, 2017
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
U.S. Government and federal agency obligations	$6,674	$76	$—	$—	$6,674	$76
Mortgage-backed securities:
FHLMC	18,719	403	—	—	18,719	403
FNMA	61,704	908	1,901	90	63,605	998
CMO	80,479	1,259	—	—	80,479	1,259
	$167,576	$2,646	$1,901	$90	$169,477	$2,736

	At June 30, 2016
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
U.S. Government and federal agency obligations	$4,998	$2	$—	$—	$4,998	$2
Mortgage-backed securities:
FNMA	—	—	3,267	11	3,267	11
	$4,998	$2	$3,267	$11	$8,265	$13

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

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Securities Available for Sale

The following is a comparative summary of securities available for sale at March 31, 2017 and June 30, 2016:

	At March 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$601	$948	$—	$1,549
Mortgage-backed securities:
FHLMC	511	19	—	530
FNMA	12,471	232	20	12,683
GNMA	46,992	—	504	46,488
CMO	106,269	199	824	105,644
	$166,844	$1,398	$1,348	$166,894

	At June 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$601	$524	$—	$1,125
Mortgage-backed securities:
FHLMC	815	34	—	849
FNMA	14,650	535	—	15,185
CMO	123,173	1,548	30	124,691
	$139,239	$2,641	$30	$141,850

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any securities available for sale for the three and nine months ended March 31, 2017 and for the three months ended March 31, 2016.  Proceeds from the sale of securities available for sale for the nine months ended March 31, 2016 were $39.0 million on securities with an amortized cost of $38.4 million, resulting in gross gains and gross losses of $607,000 and $3,000, respectively.   The Equity securities caption relates to holdings of shares in financial institutions common stock.  Available for sale securities with fair values of $33.2 million and $78.4 million at March 31, 2017 and June 30, 2016, respectively, were pledged as collateral for advances.  There were no available for sale securities pledged as collateral for cash flow hedge interest rate swaps at March 31, 2017.  The fair value of available for sale securities pledged as collateral for cash flow hedge interest rate swaps totaled $1.2 million at  June 30, 2016.  There were no other-than-temporary impairment charges on available for sale securities for the three and nine months ended March 31, 2017 and 2016.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and June 30, 2016 were as follows:

	At March 31, 2017
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	$7,278	$20	$—	$—	$7,278	$20
GNMA	$46,488	$504	$—	$—	$46,488	$504
CMO	72,025	698	4,131	126	76,156	824
	$125,791	$1,222	$4,131	$126	$129,922	$1,348

	At June 30, 2016
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
CMO	$—	$—	$5,112	$30	$5,112	$30
	$—	$—	$5,112	$30	$5,112	$30

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

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

8. Deposits

Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. We had brokered deposits totaling $378.7 million and $253.2 million at March 31, 2017 and June 30, 2016, respectively.  As of March 31, 2017 and June 30, 2016, the aggregate amount of outstanding time deposits in amounts greater than $250,000 was $203.6 million and $190.9 million, respectively.

 Deposit balances are summarized as follows:

	March 31, 2017	June 30, 2016
	(In thousands)
Checking accounts	$707,277	$453,136
Money market deposit accounts	759,482	681,710
Savings accounts	175,911	165,623
Time deposits	1,037,526	959,534
	$2,680,196	$2,260,003

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

At March 31, 2017, Oritani had entered into twenty interest rate swap agreements with a total notional outstanding of $430.0 million.  These agreements all feature exchanges of fixed for variable payments covering various hedging periods maturing between July 2017 and July 2024.   The Company is paying fixed rates on these swaps ranging from 0.54% to 3.67%, in exchange for receiving variable payments linked to one month LIBOR.

The following table presents amounts included in the consolidated balance sheets related to the fair value of derivative financial instruments at March 31, 2017 and June 30, 2016.

		At March 31, 2017		At June 30, 2016
text	Balance Sheet Line Item	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedge interest rate swaps
Gross unrealized gain	Other Assets	$330,000	$5,794	$25,000	$3
Gross unrealized loss	Other Liabilities	100,000	(6,165)	405,000	(17,495)
Gross notional / net fair value		$430,000	$(371)	$430,000	$(17,492)

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Gains (losses) included in the consolidated statements of income and in comprehensive income, on a pre-tax basis, related to cash flow hedge interest rate swaps are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2017	2016	2017	2016
	(in thousands)
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(486)	$(350)	$(1,733)	$(653)
Amount of gain (loss) recognized in other comprehensive income	456	(8,892)	15,389	(10,772)

Ineffectiveness recognized during the three and nine months ended March 31, 2017 and 2016 was immaterial.   The accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss were $221,000 and $9.9 million at March 31, 2017 and June 30, 2016, respectively.   Amounts reported in accumulated other comprehensive loss related to cash flow interest rate swaps are reclassified to interest expense as interest payments are made.  The fair value of securities pledged as collateral for the swaps at March 31, 2017 and June 30, 2016 was $8.9 million and $21.5 million, respectively.

10. Income Taxes

The Company files income tax returns in the United States federal jurisdiction and in New Jersey, Pennsylvania and New York state and local jurisdictions.

The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2013. The Company's federal return for the tax year ended December 31, 2012 was audited during fiscal 2016.   Our state and city tax returns are not currently under audit and have not been subject to an audit during the past five years.  The Company did not have any uncertain tax positions at March 31, 2017 and June 30, 2016.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.

11. Real Estate Joint Ventures, net and Real Estate Held for Investment

The Company accounted for investments in joint ventures under the equity method. The balance reflected the cost basis of investments, plus the Company's share of income earned on the joint venture operations, less cash distributions, including excess cash distributions, and the Company's share of losses on joint venture operations. Cash received in excess of the Company's recorded investment in a joint venture was recorded as unearned revenue in other liabilities.  As of June 30, 2016, the Company had ownership interest in one joint venture entity that owns an income-producing commercial rental property.   This joint venture interest was sold during the three months ended March 31, 2017.  Proceeds from the sale of the joint venture investment for the three and nine months ended March 31, 2017 were $25.1 million resulting in a gain of $20.6 million.  All other joint ventures investments were sold during fiscal 2016 and 2015.   Proceeds from the sale of joint venture investments for the three  months ended March 31, 2016 were $2.9 million resulting in gains of $2.0 million.  Proceeds from the sale of joint venture investments for the nine  months ended March 31, 2016 were $16.6 million resulting in gains of $15.5 million.

Real estate held for investment included the Company's undivided interest in real estate properties accounted for under the equity method and properties held for investment purposes.  Cash received in excess of the Company's recorded investment for an undivided interest in real estate property was recorded as unearned revenue in other liabilities.  The operations of the properties held for investment purposes were reflected in the financial results of the Company and included in the Other Income caption in the Income Statement.  Properties held for investment purposes were carried at cost less accumulated depreciation.   As of June 30, 2016, all real estate investments were sold during fiscal 2016 and 2015.   There were no real estate held for investment sales during the three months ended March 31, 2016.  Proceeds from the sale of real estate held for investment for the nine months ended March 31, 2016 were $16.0 million resulting in gains of $16.0 million.

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

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and June 30, 2016 by level within the fair value hierarchy. There were no transfers between levels within the fair value hierarchy during the nine months ended March 31, 2017.

	Fair Value as of March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$1,549	$1,549	$—	$—
Mortgage-backed securities available for sale
FHLMC	530	—	530	—
FNMA	12,683	—	12,683	—
GNMA	46,488	—	46,488	—
CMO	105,644	—	105,644	—
Total securities available for sale	166,894	1,549	165,345	—

Interest rate swaps	5,794	—	5,794	—
Total assets measured on a recurring basis	$172,688	$1,549	$171,139	$—

Liabilities:
Interest rate swaps	$(6,165)	$—	$(6,165)	$—

	Fair Value as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$1,125	$1,125	$—	$—
Mortgage-backed securities available for sale
FHLMC	849	—	849	—
FNMA	15,185	—	15,185	—
CMO	124,691	—	124,691	—
Total securities available for sale	$141,850	$1,125	$140,725	$—

Interest rate swaps	3	—	3	—
Total assets measured on a recurring basis	141,853	1,125	140,728	—

Liabilities:
Interest rate swaps	$(17,495)	$—	$(17,495)	$—

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

The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of March 31, 2017 and June 30, 2016 by level within the fair value hierarchy.

	Fair Value as of March 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$219	$—	$—	$219
Other commercial real estate	3,400	—	—	3,400
Total impaired loans	3,619	—	—	3,619
Real estate owned
Other commercial real estate	140	—	—	140
Total real estate owned	140	—	—	140
Total assets measured on a non-recurring basis	$3,759	$—	$—	$3,759

	Fair Value as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$164	$—	$—	$164
Other commercial real estate	3,269	—	—	3,269
Construction and land loans	9	—	—	9
Total impaired loans	3,442	—	—	3,442
Real estate owned
Other commercial real estate	487	—	—	487
Total real estate owned	487	—	—	487
Total assets measured on a non-recurring basis	$3,929	$—	$—	$3,929

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Estimated Fair Value of Financial Instruments

The following tables present the carrying amount, estimated fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company's balance sheet at March 31, 2017 and June 30, 2016. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, and overnight borrowings.

	March 31, 2017
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	$190,569	$188,079	$—	$188,079	$—
Loans, net (1)	3,531,199	3,500,588	—	—	3,500,588
Financial liabilities:
Time deposits	1,037,526	1,048,002	—	1,048,002	—
Term borrowings	582,957	581,955	—	581,955	—
 _____________
(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

	June 30, 2016
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	$168,107	$170,706	$—	$170,706	$—
Loans, net (1)	3,131,957	3,169,724	—	—	3,169,724
Financial liabilities:
Time deposits	959,534	969,320	—	969,320	—
Term borrowings	464,623	474,843	—	474,843	—
 ______________
(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

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

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

13. Other Comprehensive Income

The components of comprehensive income, both gross and net of tax, are presented for the periods below (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2017	2016	2017	2016
Gross:
Net income	$38,643	$17,989	$71,287	$63,233
Other comprehensive income (loss):
Change in unrealized holding (loss) gain on securities available for sale	(6)	3,025	(2,561)	869
Reclassification adjustment for security gains included in net income	—	—	—	(604)
Amortization related to post-retirement obligations	100	56	301	168
Net change in unrealized gain (loss) on interest rate swaps	942	(8,542)	17,122	(10,119)
Total other comprehensive income (loss)	1,036	(5,461)	14,862	(9,686)
Total comprehensive income	39,679	12,528	86,149	53,547
Tax applicable to:
Net income	14,377	5,749	25,034	22,001
Other comprehensive income (loss):
Change in unrealized holding (loss) gain on securities available for sale	(3)	1,304	(1,104)	352
Reclassification adjustment for security gains included in net income	—	—	—	(261)
Amortization related to post-retirement obligations	43	25	113	72
Net change in unrealized gain (loss) on interest rate swaps	406	(3,684)	7,399	(4,364)
Total other comprehensive income (loss)	446	(2,355)	6,408	(4,201)
Total comprehensive income	14,823	3,394	31,442	17,800
Net of tax:
Net income	24,266	12,240	46,253	41,232
Other comprehensive income (loss):
Change in unrealized holding (loss) gain on securities available for sale	(3)	1,721	(1,457)	517
Reclassification adjustment for security gains included in net income	—	—	—	(343)
Amortization related to post-retirement obligations	57	31	188	96
Net change in unrealized gain (loss) on interest rate swaps	536	(4,858)	9,723	(5,755)
Total other comprehensive income (loss)	590	(3,106)	8,454	(5,485)
Total comprehensive income	$24,856	$9,134	$54,707	$35,747

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of tax, for the nine months ended March 31, 2017 and 2016 (in thousands):

	Unrealized Holding Loss on Securities Available for Sale	Post Retirement Obligations	Unrealized Holding Loss on Interest Rate Swaps	Accumulated Other Comprehensive (Loss), Net of Tax
Balance at June 30, 2016	$1,529	$(1,657)	$(9,944)	$(10,072)
Net change	(1,457)	188	9,723	8,454
Balance at March 31, 2017	$72	$(1,469)	$(221)	$(1,618)

Balance at June 30, 2015	$1,496	$(1,316)	$(2,028)	$(1,848)
Net change	174	96	(5,755)	(5,485)
Balance at March 31, 2016	$1,670	$(1,220)	$(7,783)	$(7,333)

The following table sets forth information about the amount reclassified from accumulated other comprehensive income (loss) to the consolidated statement of income and the affected line item in the statement where net income is presented (in thousands).

		Three months ended March 31,		Nine months ended March 31,
Accumulated Other Comprehensive Income (Loss) Component	Affected line item in the Consolidated Statement of Income	2017	2016	2017	2016
Reclassification adjustment for security gains included in net income	Net gain on sale of securities available for sale	$—	$—	$—	$(604)

Amortization related to post-retirement obligations (1)
Net loss		100	56	301	168
Compensation, payroll taxes and fringe benefits		100	56	301	168

Total before tax		100	56	301	(436)
Income tax benefit (expense)		43	25	113	(189)
Net of tax		57	31	188	(247)

(1) These accumulated other comprehensive income (loss) components are included in the computations of net periodic benefit cost.  See Note 5. Postretirement Benefits.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

14. Recent Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-08, "Receivables – Nonrefundable Fees and Other Costs: Premium Amortization on Purchased Callable Debt Securities."  This update addresses the amortization method for all callable bonds purchased at a premium to par.  Under the revised guidance, entities will be required to amortize premiums on callable bonds to the earliest call date.  The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period.  If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The Company adopted the updated guidance during the quarter ended March 31, 2017, and has retroactively applied the guidance effective as of July1, 2016.  The adoption of this guidance did not have a material impact on the Company's financial statements.

In March 2017, the FASB issued ASU 2017-07, "Compensation – Retirement Benefits, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost." This update will require employers that sponsor defined benefit pension plans to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period.  Other components of the net periodic benefit cost will be presented separately from the service cost component.  This update will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  As the Company froze its defined benefit pension plan in 2008, there is no service cost component of its net periodic benefit cost and therefore will not have an impact on the Company's financial statements.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory".  This update requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  This update is effective for fiscal years beginning after December 31, 2017, including interim periods within that year.  The Company does not expect the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

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

Overview

The Company is a Delaware corporation that was incorporated in March 2010.  The Company is the stock holding company of Oritani Bank (the "Bank").  The Company owns 100% of the outstanding shares of common stock of the Bank.  The Company has engaged primarily in the business of holding the common stock of the Bank and two limited liability companies that own a variety of real estate investments.  In addition, the Company had engaged in limited lending to the real estate investment properties in which (either directly or through one of its subsidiaries) it maintained an ownership interest.   The Bank's principal business consists of attracting retail, commercial and municipal bank deposits from the general public and investing those deposits, together with funds generated from operations and borrowed funds, in multifamily and commercial real estate loans, one- to four-family residential mortgage loans as well as in second mortgage and equity loans, construction loans, business loans, other consumer loans, and investment securities.  The Bank originates loans primarily for investment and holds such loans in its portfolio.  Occasionally, the Bank will also enter into loan participations.  The Bank's primary sources of funds are deposits, borrowings, investment maturities and principal and interest payments on loans and securities.  The Bank's revenues are derived principally from interest on loans and securities.  The Bank also generates revenue from fees and service charges and other income.  The Bank's results of operations depend significantly on its net interest income; which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities.  The Bank's net interest income is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, the timing of the re-pricing of interest-earning assets and interest-bearing liabilities, and the prepayment rate on its mortgage-related assets.  Provisions for loan losses and asset impairment charges can also have a significant impact on results of operations.  Other factors that may affect the Bank's results of operations are general and local economic and competitive conditions, government policies and actions of regulatory authorities.

The Bank's business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to its individual, business, and municipal customers. The Bank's primary focus has been, and will continue to be, organic growth in multifamily and commercial real estate lending.

Comparison of Financial Condition at March 31, 2017 and June 30, 2016

Total Assets. Total assets increased $456.8 million to $4.13 billion at March 31, 2017, from $3.67 billion at June 30, 2016.  The annualized asset growth rate for fiscal 2017 was 16.6%.

Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) increased $14.5 million to $31.1 million at March 31, 2017, from $16.6 million at June 30, 2016.

Index

Net Loans. Loans, net increased $399.2 million, or 12.7%, to $3.53 billion at March 31, 2017, from $3.13 billion at June 30, 2016.  The annualized growth rate was 17.0%.  The increase in loans was primarily in residential commercial real estate (multifamily loans) which increased $335.5 million over the period.  The Company's primary strategic business objective remains the organic growth of multifamily and commercial real estate loans.  Loan originations and purchases totaled $623.9 million and $65.9 million, respectively, for the nine months ended March 31, 2017.  This compares to loan originations and purchases of $522.7 million and $63.0 million, respectively, for the comparable 2016 period.

Delinquency and non performing asset information is provided below:

	3/31/2017	12/31/2016	9/30/2016	6/30/2016	3/31/2016
	(Dollars in thousands)
Delinquency Totals
30—59 days past due	$1,266	$3,133	$1,686	$8,912	$2,930
60—89 days past due	371	1,196	1,060	1,698	1,184
Nonaccrual	10,310	10,393	10,537	9,968	9,989
Total	$11,947	$14,722	$13,283	$20,578	$14,103
Non Performing Asset Totals
Nonaccrual loans, per above	$10,310	$10,393	$10,537	$9,968	$9,989
Real Estate Owned	140	266	449	487	487
Total	$10,450	$10,659	$10,986	$10,455	$10,476
Nonaccrual loans to total loans	0.29%	0.30%	0.32%	0.31%	0.33%
Delinquent loans to total loans	0.33%	0.43%	0.41%	0.65%	0.46%
Non performing assets to total assets	0.25%	0.27%	0.29%	0.28%	0.29%

Delinquent loan and non performing asset totals continue to illustrate minimal credit issues at the Company.  In addition, $5.3 million of the $10.0 million in loans classified as nonaccrual at December 31, 2016, were fully current.

Index

Securities available for sale("AFS").  Securities AFS increased $25.0 million to $166.9 million at March 31, 2017, from $141.9 million at June 30, 2016.  Although the Company had been classifying the majority of new purchases as held to maturity, the Company has purchased $66.2 million of adjustable rate mortgage backed securities in fiscal 2017 that have been classified as AFS.

Securities Held To Maturity ("HTM").  Securities HTM increased $22.5 million to $190.6 million at March 31, 2017, from $168.1 million at June 30, 2016.

Investments in real estate joint ventures, net and real estate held for investment.  The Company sold its last  remaining Investment in Real Estate Joint Ventures during the three months ended March 31, 2017.  Proceeds from the sale were $25.1 million resulting in a gain on sale of $20.6 million.

Deposits. Deposits increased $420.2 million to $2.68 billion at March 31, 2017, from $2.26 billion at June 30, 2016.  Strong deposit growth remains a strategic objective of the Company.
Borrowings.  Borrowings increased $9.5 million to $791.2 million at March 31, 2017, from $781.6 million at June 30, 2016.  Increases in deposit balances have allowed the Company to fund asset growth with minimal impact on the total amount of borrowings.
Stockholders' Equity.  Stockholders' equity increased $21.5 million to $556.7 million at March 31, 2017, from $535.2 million at June 30, 2016.  The increase was primarily due to net income, the release of treasury shares in conjunction with stock option exercises, the net impact of the amortization of stock based compensation plans and a decrease in other comprehensive loss, partially offset by dividends and repurchases.  The dividends paid included regular quarterly dividends of $0.175 per share paid on August 19, 2016, November 18, 2016 and February 17, 2017, as well as a special dividend of $0.50 per share paid on December 23, 2016.  During the nine months ended March 31, 2017, 98,655 shares of stock were repurchased at a total cost of $1.6 million and an average cost of $15.95 per share.  The shares repurchased were shares redeemed by employees, in lieu of payroll taxes due, in conjunction with the vesting of stock awards from the 2011 Equity Plan.  Based on our March 31, 2017 closing price of $17.00 per share, the Company stock was trading at 140.1% of book value.

Index

Average Balance Sheet for the Three and Nine months ended March 31, 2017 and 2016

The following tables present certain information regarding Oritani Financial Corp.'s financial condition and net interest income for the three and nine months ended March 31, 2017 and 2016.  The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  We derived average balances from daily balances over the periods indicated.  Interest income includes fees that we consider adjustments to yields, including prepayment penalties.

	Average Balance Sheet and Yield/Rate Information For the Three Months Ended (unaudited)
	March 31, 2017			March 31, 2016
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$3,484,008	$34,407	3.95%	$2,923,374	$31,061	4.25%
Federal Home Loan Bank Stock	39,814	469	4.71%	35,317	401	4.54%
Securities available for sale	175,469	799	1.82%	222,053	1,146	2.06%
Securities held to maturity	196,969	909	1.85%	156,053	738	1.89%
Federal funds sold and short term investments	997	2	0.80%	3,174	2	0.25%
Total interest-earning assets	3,897,257	36,586	3.76%	3,339,971	33,348	3.99%
Non-interest-earning assets	201,104			179,556
Total assets	$4,098,361			$3,519,527
Interest-bearing liabilities:
Savings deposits	174,142	98	0.23%	160,233	94	0.23%
Money market	757,164	1,867	0.99%	667,438	1,267	0.76%
Checking accounts	696,544	813	0.47%	453,202	417	0.37%
Time deposits	1,014,229	3,466	1.37%	924,317	2,850	1.23%
Total deposits	2,642,079	6,244	0.95%	2,205,190	4,628	0.84%
Borrowings	824,548	3,547	1.72%	707,474	3,569	2.02%
Total interest-bearing liabilities	3,466,627	9,791	1.13%	2,912,664	8,197	1.13%
Non-interest-bearing liabilities	84,878			84,689
Total liabilities	3,551,505			2,997,353
Stockholders' equity	546,856			522,174
Total liabilities and stockholders' equity	$4,098,361			$3,519,527
Net interest income		$26,795			$25,151
Net interest rate spread (2)			2.63%			2.86%
Net interest-earning assets (3)	$430,630			$427,307
Net interest margin (4)			2.75%			3.01%
Average of interest-earning assets to interest-bearing liabilities			112.42%			114.67%

(1)	Average Outstanding Balance includes nonaccrual loans and interest earned includes prepayment income.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Index

	Average Balance Sheet and Yield/Rate Information For the Nine Months Ended (unaudited)
	March 31, 2017			March 31, 2016
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$3,298,494	$99,515	4.02%	2,831,404	$92,998	4.38%
Federal Home Loan Bank Stock	35,312	1,343	5.07%	35,782	1,193	4.45%
Securities available for sale	174,954	2,451	1.87%	235,568	3,503	1.98%
Securities held to maturity	186,389	2,583	1.85%	134,718	1,972	1.95%
Federal funds sold and short term investments	1,033	5	0.65%	2,160	4	0.25%
Total interest-earning assets	3,696,182	105,897	3.82%	3,239,632	99,670	4.10%
Non-interest-earning assets	195,774			182,471
Total assets	$3,891,956			$3,422,103
Interest-bearing liabilities:
Savings deposits	170,438	291	0.23%	158,710	283	0.24%
Money market	734,792	5,647	1.02%	652,377	3,454	0.71%
Checking accounts	637,433	2,090	0.44%	445,890	1,231	0.37%
Time deposits	993,073	9,919	1.33%	848,378	7,778	1.22%
Total deposits	2,535,736	17,947	0.94%	2,105,355	12,746	0.81%
Borrowings	722,590	9,626	1.78%	709,244	12,330	2.32%
Total interest-bearing liabilities	3,258,326	27,573	1.13%	2,814,599	25,076	1.19%
Non-interest-bearing liabilities	90,087			81,600
Total liabilities	3,348,413			2,896,199
Stockholders' equity	543,543			525,904
Total liabilities and stockholders' equity	$3,891,956			$3,422,103
Net interest income		$78,324			$74,594
Net interest rate spread (2)			2.69%			2.91%
Net interest-earning assets (3)	$437,856			$425,033
Net interest margin (4)			2.83%			3.07%
Average of interest-earning assets to interest-bearing liabilities			113.44%			115.10%

(1)	Average Outstanding Balance includes nonaccrual loans and interest earned includes prepayment income.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Index
Comparison of Operating Results for the Three months ended March 31, 2017 and 2016

Net Income. Net income increased $12.0 million to $24.3 million for the quarter ended March 31, 2017, from $12.2 million for the corresponding 2016 quarter.  The primary causes of the changes in net income was fluctuations in the profits on the sale of investments in real estate joint venture.  The Company is considering a balance sheet restructure which, among other effects, would offset a portion of the real estate joint venture gain realized in the quarter ended March 31, 2017.  If enacted, the balance sheet restructure would likely result in prepayment fees that would negatively impact results for the quarter and year ending June 30, 2017.

Interest Income. Total interest income increased $3.2 million to $36.6 million for the three months ended March 31, 2017, from $33.3 million for the three months ended March 31, 2016.  The components of interest income for the three months ended March 31, 2017 and 2016, changed as follows:

	Three months ended March 31,				Increase / (decrease)
	2017		2016
	Interest Income	Yield	Interest Income	Yield	Interest Income	Average Balance	Yield
	(Dollars in thousands)
Interest on loans	$34,407	3.95%	$31,061	4.25%	$3,346	$560,634	(0.30)%
Dividends on FHLB stock	469	4.71%	401	4.54%	68	4,497	0.17%
Interest on securities AFS	799	1.82%	1,146	2.06%	(347)	(46,584)	(0.24)%
Interest on securities HTM	909	1.85%	738	1.89%	171	40,916	(0.04)%
Interest on federal funds sold and short term investments	2	0.80%	2	0.25%	-	(2,177)	0.55%
Total interest income	$36,586	3.76%	$33,348	3.99%	$3,238	$557,286	(0.23)%

The Company's primary strategic business objective is the organic growth of multifamily and commercial real estate loans.  The average balance of the loan portfolio increased $560.6 million, or 19.2%, for the three months ended March 31, 2017 versus the comparable 2016 period.  Growth over the quarter ended March 31, 2017 was particularly strong.  On a linked quarter basis (March 31, 2017 versus December 31, 2016), the annualized growth rates of the portfolio were 27.0% and 17.5%, when measured based on average and period end balances, respectively.  Loan originations totaled $245.4 million for the three months ended March 31, 2017.  There were no loan purchases during the three months ended March 31, 2017.  This compares to loan originations and purchases of $187.0 million and $25.1 million, respectively, for the comparable 2016 period.  Loan growth continues to be impacted by principal payments.  Loan principal payments totaled $98.0 million and $106.7 million for the three months ended March 31, 2017 and 2016, respectively.

The yield on the loan portfolio decreased 30 basis points for the quarter ended March 31, 2017 versus the comparable 2016 period.  A portion of the decrease in yield is due to the impact of decreased prepayment penalties.  Absent prepayment penalties, the yield on the loan portfolio decreased 26 basis points over the periods.  Prepayment penalties totaled $821,000 for the quarter ended March 31, 2017 versus $997,000 for the quarter ended March 31, 2016.  Prepayment penalties increased annualized loan yield by 9 basis points in the 2017 period versus 14 basis points in the 2016 period.  On a linked quarter basis, absent prepayment penalties, the yield on the loan portfolio decreased 6 basis points.  Prepayment penalties totaled $1.2 million for the quarter ended December 31, 2016.  The decreased yield continues a trend of decreased yield on loans and was primarily attributable to the factors discussed in the Company's Form 10-K as of June 30, 2016 and other public filings.  The increase in market rates that began in October 2016 and accelerated in November 2016 has been partially captured in the loan rates associated with the Company's originations since that time and has begun to partially mitigate the factors causing the yield to decrease.  Recently, however, the increase in market rates has abated.

The average balance of securities available for sale decreased $46.6 million for the three months ended March 31, 2017 versus the comparable 2016 period, while the average balance of securities held to maturity increased $40.9 million over the same period.  The Company has been classifying the majority of new purchases as held to maturity.

Index

Interest Expense.  Total interest expense increased $1.6 million to $9.8 million for the three months ended March 31, 2017, from $8.2 million for the three months ended March 31, 2016.  The components of interest expense for the three months ended March 31, 2017 and 2016, changed as follows:

	Three months ended March 31,				Increase / (decrease)
	2017		2016			Average
	Interest Expense	Cost	Interest Expense	Cost	Interest Expense	Balance	Cost
	(Dollars in thousands)
Savings deposits	$98	0.23%	$94	0.23%	$4	$13,909	0.00%
Money market	1,867	0.99%	1,267	0.76%	600	89,726	0.23%
Checking accounts	813	0.47%	417	0.37%	396	243,342	0.10%
Time deposits	3,466	1.37%	2,850	1.23%	616	89,912	0.14%
Total deposits	6,244	0.95%	4,628	0.84%	1,616	436,889	0.11%
Borrowings	3,547	1.72%	3,569	2.02%	(22)	117,074	(0.30)%
	$9,791	1.13%	$8,197	1.13%	$1,594	$553,963	0.00%

Strong deposit growth remains a priority for the Company.  As detailed above, the average balance of deposits increased $436.9 million for the quarter ended March 31, 2017 versus the comparable 2016 period, representing growth of 19.8%.  On a linked quarter comparison basis, the average balance of deposits increased $79.2 million, representing annualized growth of 12.4%.  The overall cost of deposits increased 11 basis points for the quarter ended March 31, 2017 versus the comparable 2016 period.  The increased cost of deposits is primarily due to the costs of certain interest rate swaps that are now being reflected as interest expense on money market and checking accounts.   Market pressures also contributed to this increase, particularly regarding the increase in cost of time deposits.  On a linked quarter basis, deposit costs increased one basis point.  Market pressures on deposit costs are expected to continue.
As detailed in table above, the average balance of borrowings increased $117.1 million for the three months ended March 31, 2017 versus the comparable 2016 period, while the cost decreased 30 basis points.  On a linked quarter basis, the average balance increased $153.2 million and the cost of borrowings decreased 10 basis points.  The average balance of borrowings increased primarily to fund asset growth beyond the amount funded through deposits.
Overall cost of funds was flat for the three months ended March 31, 2017 versus the comparable 2016 period, and increased one basis point on a linked quarter basis.
As discussed in the Company's Form 10-K as of June 30, 2016 and other public filings, the Company undertook two balance sheet restructures which, among other effects, impacted the cost and amount of deposits and borrowings.

Index
Net Interest Income Before Provision for Loan Losses.  Net interest income increased by $1.6 million to $26.8 million for the three months ended March 31, 2017, from $25.2 million for the three months ended March 31, 2016.   The Company's net interest income, spread and margin over the period are detailed in the chart below.

	Net Interest Income Before	Prepayment Penalty	Net Interest Income Before Provision, Excluding Prepayment	Including Prepayment Penalties		Excluding Prepayment Penalties
Quarter Ended	Provision	Income	Penalties	Spread	Margin	Spread	Margin
	(Dollars in thousands)
March 31, 2017	$26,795	$821	$25,974	2.63%	2.75%	2.54%	2.67%
December 31, 2016	26,229	1,199	25,030	2.72%	2.86%	2.59%	2.73%
September 30, 2016	25,300	631	24,669	2.73%	2.87%	2.65%	2.80%
June 30, 2016	25,707	1,538	24,169	2.82%	2.97%	2.64%	2.79%
March 31, 2016	25,151	997	24,154	2.86%	3.01%	2.74%	2.89%

The Company's spread and margin have been significantly impacted by prepayment penalties.  Due to this situation, the chart above details results with and without the impact of prepayment penalties.  Net interest income before provision for loan losses, excluding prepayment penalties, is a non-GAAP financial measure since it excludes a component (prepayment penalty income) of net interest income and therefore differs from the most directly comparable measure calculated in accordance with GAAP. The Company believes the presentation of this non-GAAP financial measure is useful because it provides information to assess the underlying performance of the loan portfolio since prepayment penalty income can be expected to change as interest rates change.  While prepayment penalty income is expected to continue, fluctuations in the level of prepayment income are also expected.  The level of prepayment income is generally expected to decrease as external interest rates increase since borrowers would have less of an incentive to refinance existing loans.
The Company's spread and margin remain under pressure due to several factors.  These factors were discussed in the Company's Form 10-K for the annual period ended June 30, 2016, and in other prior public releases.  Recent changes in market interest rates will impact the Company's spread and margin.  The increases in the discount rate and federal funds target rate by the Federal Open Market Committee in December, 2016 and March, 2017 increased the cost of the Company's short term borrowings and indirectly increased the cost of time deposits.  These increases may also negatively impact the cost of deposits prospectively.  Longer term rates had generally risen due to market conditions since October, 2016.  The Company was successful in capturing the increased market rates in their loan rates.  However, the increases in longer term rates began to abate in March, 2017.  Despite current spread and margin compression, the Company's net interest income excluding prepayment penalties has continued to expand.
The Company's net interest income and net interest rate spread were both negatively impacted in all periods due to the reversal of accrued interest income on loans delinquent more than 90 days.  The total of such income reversed was $68,000 and $120,000 for the three months ended March 31, 2017 and 2016, respectively.

Index

Provision for Loan Losses. The Company recorded no provision for loan losses for the three months ended March 31, 2017 and March 31, 2016.  A rollforward of the allowance for loan losses for the three months ended March 31, 2017 and 2016 is presented below:

	Three months ended March 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$29,877	$30,635
Provisions charged to operations	—	—
Recoveries of loans previously charged off	—	5
Loans charged off	—	(692)
Balance at end of period	$29,877	$29,948
Allowance for loan losses to total loans	0.84%	0.98%
Net charge-offs (annualized) to average loans outstanding	0.00%	0.09%

Delinquency and nonaccrual trends, changes in loan risk ratings, loan growth, charge-offs and economic and business conditions continue to have a meaningful impact on the level of provision for loan losses.  In addition, improvements in general economic and business conditions have also impacted the level of provisioning by decreasing the necessary level of general allowances.   See additional information regarding the allowance for loan losses in Note 6 of the consolidated financial statements and "Comparison of Financial Condition at March 31, 2017 and June 30, 2016-Net Loans."

Other Income. Other income increased $18.6 million to $21.7 million for the three months ended March 31, 2017, from $3.2 million for the three months ended March 31, 2016.   As disclosed in a Form 8-K filed on March 1, 2017, the Company closed on the sale of its last remaining Investment in Real Estate Joint Ventures.  The resulting pretax gain was $20.6 million.  In the 2016 period, the Company also sold certain investments in its real estate joint ventures and real estate held for investment portfolios.  The pretax gain realized on such dispositions in that period was $2.0 million.  Income from such sales in non-recurring.  Since the last property has now been sold, future income from this asset type is not expected.

Other Expenses. Other expenses decreased $459,000 to $9.9 million for the three months ended March 31, 2017, from $10.4 million for the three months ended March 31, 2016.  Compensation, payroll taxes and fringe benefits decreased $772,000 to $6.8 million for the three months ended March 31, 2017, from $7.6 million for the three months ended March 31, 2016.   The decrease primarily pertained to the amortization cost associated with the Company's 2011 Equity Plan.  The majority of the stock awards and stock options granted in conjunction with this plan fully amortized in August 2016.  The expenses associated with this plan decreased $1.4 million between the two periods.  This decrease was partially offset by increased costs associated with non qualified benefit plans as well as an increase in salary expense.

Income Tax Expense.  Income tax expense for the three months ended March 31, 2017 was $14.4 million on pre-tax income of $38.6 million, resulting in an effective tax rate of 37.2%.  Income tax expense for the three months ended March 31, 2016 was $5.7 million on pre-tax income of $18.0 million, resulting in an effective tax rate of 32.0%.   The Company adopted Accounting Standards Update 2016-09, (an update to Accounting Standards Codification 718 "Compensation—Stock Compensation,") as of June 30, 2016 and retroactive to July 1, 2015.  Under this guidance, the excess tax benefit associated with the exercise or vesting of stock awards is recorded as a reduction in provision for income taxes.  There was a reduced amount of excess tax benefit associated with the exercise or vesting of stock awards during the three months ended March 31, 2017, increasing the effective rate for the 2017 periods.

Index

Comparison of Operating Results for the Nine months ended March 31, 2017 and 2016

Net Income.  Net income increased $5.0 million to $46.3 million for the nine months ended March 31, 2017, from $41.2 million for the corresponding 2016 period.   The primary causes of the increase in net income was fluctuations in the profits on the sale of investments in real estate joint ventures, as well as fees on the prepayment of FHLB advances in the nine month period ended March 31, 2016.

Interest Income. Total interest income increased increased $6.2 million to $105.9 million for the nine months ended March 31, 2017, from $99.7 million for the nine months ended March 31, 2016.  The components of interest income for the nine months ended March 31, 2017 and 2016, changed as follows:

	Nine months ended March 31,				Increase / (decrease)
	2017		2016
	Interest Income	Yield	Interest Income	Yield	Interest Income	Average Balance	Yield
	(Dollars in thousands)
Interest on loans	$99,515	4.02%	$92,998	4.38%	$6,517	$467,090	(0.36)%
Dividends on FHLB stock	1,343	5.07%	1,193	4.45%	150	(470)	0.62%
Interest on securities AFS	2,451	1.87%	3,503	1.98%	(1,052)	(60,614)	(0.11)%
Interest on securities HTM	2,583	1.85%	1,972	1.95%	611	51,671	(0.10)%
Interest on federal funds sold and short term investments	5	0.65%	4	0.25%	1	(1,127)	0.40%
	$105,897	3.82%	$99,670	4.10%	$6,227	$456,550	(0.28)%

The explanations provided in "Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016, Interest Income" regarding changes for the three month period comparison are also applicable to the nine month period comparison.  Loan originations and purchases for the nine months ended March 31, 2017 totaled $623.9 million and $65.9 million, respectively.  Loan originations and purchases for the nine months ended March 31, 2016 totaled $522.7 million and $63.0 million, respectively.  Prepayment penalties totaled $2.7 million for the nine months ended March 31, 2017 versus $4.1 million for the nine months ended March 31, 2016.   Prepayment penalties increased annualized loan yield by 10 basis points in the 2017 period versus 20 basis points in the 2016 period.

Interest Expense. Total interest expense increased $2.5 million to $27.6 million for the nine months ended March 31, 2017, from $25.1 million for the nine months ended March 31, 2016.  The components of interest expense for the nine months ended March 31, 2017 and March 31, 2016, changed as follows:

	Nine months ended March 31,				Increase / (decrease)
	2017		2016			Average
	Interest Expense	Cost	Interest Expense	Cost	Interest Expense	Balance	Cost
	(Dollars in thousands)
Savings deposits	$291	0.23%	$283	0.24%	$8	$11,728	(0.01)%
Money market	5,647	1.02%	3,454	0.71%	2,193	82,415	0.31%
Checking accounts	2,090	0.44%	1,231	0.37%	859	191,543	0.07%
Time deposits	9,919	1.33%	7,778	1.22%	2,141	144,695	0.11%
Total deposits	17,947	0.94%	12,746	0.81%	5,201	430,381	0.13%
Borrowings	9,626	1.78%	12,330	2.32%	(2,704)	13,346	(0.54)%
	$27,573	1.13%	$25,076	1.19%	$2,497	$443,727	(0.06)%

The explanations provided in "Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016, Interest Expense" for the three month period comparison regarding deposits and borrowings are also applicable to the nine month period comparison.

Index

Net Interest Income Before Provision for Loan Losses.  Net interest income increased by $3.7 million to $78.3 million for the nine months ended March 31, 2017, from $74.6 million for the nine months ended March 31, 2016.   The Company's net interest rate spread and margin decreased to 2.69% and 2.83% for the nine months ended March 31, 2017, from 2.91% and 3.07% for the nine months ended March 31, 2016, respectively.   The factors described in "Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016, Net Interest Income Before Provision for Loan Losses" also impacted the nine month periods.  The Company's net interest income and net interest rate spread were negatively impacted in both periods due to the reversal of accrued interest income on loans delinquent more than 90 days.  The Company's net interest income was reduced $264,000 and $419,000 for the nine months ended March 31, 2017 and 2016, respectively, due to the impact of nonaccrual loans.

Provision for Loan Losses. The Company recorded no provisions for loan losses for the nine months ended March 31, 2017 and March 31, 2016.  A rollforward of the allowance for loan losses for the nine months ended March 31, 2017 and 2016 is presented below:

	Nine months ended March 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$29,951	$30,889
Provisions charged to operations	—	—
Recoveries of loans previously charged off	2	6
Loans charged off	(76)	(947)
Balance at end of period	$29,877	$29,948
Allowance for loan losses to total loans	0.84%	0.98%
Net charge-offs (annualized) to average loans outstanding	0.00%	0.04%

See discussion of the allowance for loan losses in "Comparison of Financial Condition at March 31, 2017 and June 30, 2016-Net Loans" and footnote 6 of the consolidated financial statements.
Other Income. Other income decreased $12.5 million to $24.2 million for the nine months ended March 31, 2017 from $36.7 million for the nine months ended March 31, 2016.  As discussed in "Comparison of Operating Results for the Periods Ended March 31, 2017 and 2016, Other Income," the Company recently closed on the sale of its last remaining Investment in Real Estate Joint Ventures with a resulting pretax gain was $20.6 million.  The nine month period was also impacted by sales of investments in real estate joint ventures and real estate held for investment and there was significant activity during the nine months ended March 31, 2016.  The resulting pretax gains from the sales during this period were $31.9 million.  In addition, in the 2016 period, the Company realized a gain of $604,000 on the sale of investment securities.  There was no similar gain in the 2017 period.
Other Expenses.  Other expenses decreased $16.8 million to $31.2 million for the nine months ended March 31, 2017, from $48.0 million for the nine months ended March 31, 2016.  The decrease was primarily due to prepayment fees of $13.9 million incurred in connection with the prepayment of various FHLB advances in the 2016 period.  See the Company's Form 10-K as of June 30, 2016 and other public filings for details regarding the Company's balance sheet restructures.  Compensation, payroll taxes and fringe benefits decreased $3.0 million to $22.4 million for the nine months ended March 31, 2017, from $25.3 million for the nine months ended March 31, 2016.   The decrease primarily pertained to the amortization cost associated with the Company's 2011 Equity Plan.  The 2016 period included the full cost of the amortization of the 2011 Equity Plan while the 2017 period included only a portion of these costs.  The expenses associated with this plan decreased $3.6 million between the two periods.  This decrease was partially offset by an increase in salary expense.

Income Tax Expense. Income tax expense for the nine months ended March 31, 2017, was $25.0 million, due to pre-tax income of $71.3 million, resulting in an effective tax rate of 35.1%.  For the nine months ended March 31, 2016, income tax expense was $22.0 million, due to pre-tax income of $63.2 million, resulting in an effective tax rate of 34.8%.  The factor described in "Comparison of Operating Results for the Three Months Ended March 31, 2017 and 2016 - Income Tax Expense", regarding the adoption of Accounting Standards Update 2016-09, impacted the effective tax rate.

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

At March 31, 2017 and June 30, 2016, the Company had $208.2 million and $317.0 million in overnight borrowings from the FHLB, respectively.  The Company had total borrowings of $791.2 million at March 31, 2017 and $781.6 million at June 30, 2016.  The Company's total borrowings at March 31, 2017 include $583.0 million in longer term borrowings, $535.1 million with the FHLB and $47.9 million with other financial institutions.  In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans.  At March 31, 2017, outstanding commitments to originate loans totaled $32.0 million and outstanding commitments to extend credit totaled $18.2 million.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $615.6 million at March 31, 2017.  Based upon historical experience, management estimates that a large portion of such deposits will remain with the Company.  The portion that remains will be significantly impacted by the renewal rates offered by the Company.

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

The Company's primary use of funds has been dividends to shareholders and repurchases of common stock.  The declarations of such dividends are at the discretion of the Company and the dividend amount could be reduced or eliminated if the payment of a dividend to shareholders would result in a liquidity concern.  The Company's loan portfolio was an additional source and use of funds.  The majority of the Company's loans were directly or indirectly related to entities in the Company's investment in real estate joint ventures and real estate held for investment portfolios.  The Company has now fully divested its investment in these assets and the related loans have been repaid in full.  The repayment of these loans provided a significant source of liquidity for the Company (on an unconsolidated basis).  The Company (on an unconsolidated basis) does not currently anticipate originating loans.  In addition, the Company secured external financing, a source of funds independent of the Bank.  At March 31, 2017 and June 30, 2016, the Company had $12.5 million in borrowings outstanding from another financial institution.  In addition, at March 31, 2017 and June 30, 2016 , the Company, on an unconsolidated basis, had cash and cash equivalents of $31.1 million and $66.2 million, respectively.

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

Index
As of March 31, 2017 and June 30, 2016, the Company and Bank exceeded all regulatory capital requirements, including the currently applicable capital conservation buffer of 1.25%, as follows:

	March 31, 2017
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Common Equity Tier 1 (CET1) (to risk-weighted assets)	$558,285	15.31%	$164,104	4.50%
Tier 1capital (to risk-weighted assets)	558,285	15.31%	218,805	6.00%
Total capital (to risk-weighted assets)	588,162	16.13%	291,740	8.00%
Tier 1 leverage capital (to average assets)	558,285	13.64%	163,675	4.00%
Capital Conservation Buffer	296,422	8.13%	45,584	1.25%

	June 30, 2016
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Common Equity Tier 1 (CET1) (to risk-weighted assets)	$545,272	16.77%	$146,311	4.50%
Tier 1 capital (to risk-weighted assets)	545,272	16.77%	195,081	6.00%
Total capital (to risk-weighted assets)	575,223	17.69%	260,108	8.00%
Tier 1 leverage capital (to average assets)	545,272	14.94%	145,676	4.00%
Capital Conservation Buffer	315,034	9.69%	20,321	0.63%

	March 31, 2017
	Actual		Required		Well-Capitalized
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Bank:
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$517,753	14.20%	$164,118	4.50%	$237,060	6.50%
Tier 1 capital (to risk-weighted assets)	517,753	14.20%	218,824	6.00%	291,766	8.00%
Total capital (to risk-weighted assets)	547,630	15.02%	291,766	8.00%	364,707	10.00%
Tier 1 Leverage capital (to average assets)	517,753	12.66%	163,649	4.00%	204,561	5.00%
Capital conservation buffer	255,864	7.02%	45,588	1.25%

	June 30, 2016
	Actual		Required		Well-Capitalized
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Bank:
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$466,987	14.36%	$146,288	4.50%	$211,305	6.50%
Tier 1 capital (to risk-weighted assets)	466,987	14.36%	195,050	6.00%	260,067	8.00%
Total capital (to risk-weighted assets)	496,938	15.28%	260,067	8.00%	325,084	10.00%
Tier 1 Leverage capital (to average assets)	466,987	12.86%	145,255	4.00%	181,569	5.00%
Capital conservation buffer	236,871	7.29%	20,318	0.63%

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
(iii)	obtaining general financing through FHLB advances with a fixed long term; and
(iv)	utilizing interest rate swaps or other derivative instruments

Loan Portfolio by Reprice/Maturity Date
At March 31, 2017
(Dollars in thousands)
Repricing or Maturing Within:	Amount	Weighted Average Rate	% of Total Loans	Cumulative % of Total Loans
1 Year or less	$540,889	3.85%	15.15%	15.15%
1 - 3 years	1,227,215	3.42%	34.38%	49.53%
3 - 5 years	982,928	3.64%	27.53%	77.06%
5 - 7 years	346,516	3.99%	9.71%	86.77%
7 to 10 years	114,784	4.51%	3.22%	89.99%
Greater than 10 years	357,179	4.61%	10.01%	100.00%
Total	$3,569,511	3.76%	100.00%

 At March 31, 2017, 49.53 % of the loan portfolio matured or repriced in 3 years or less, and 77.06% matured or repriced in 5 years or less.

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

The table below sets forth, as of March 31, 2017, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) basis points
	(Dollars in thousands)
+200	$516,013	$(80,290)	(13.5)%	13.1%	(141)
+100	561,671	(34,632)	(5.8)%	13.9%	(57)
—	596,303	—	—%	14.5%	—
(100)	631,610	35,307	5.9%	15.0%	47

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at March 31, 2017, in the event of a 100 basis point decrease in interest rates, we would experience a 5.9% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 13.5% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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

On March 4, 2015, the Board of Directors of the Company authorized a fourth stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5% of the outstanding shares, or 2,205,451 shares.  As of  May 10, 2017, the Company has repurchased, under the repurchase plans approved since the second step transaction, 13,277,681 shares of its stock at an average price of $13.30 per share.

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

ORITANI FINANCIAL CORP.

Date:	May 10, 2017	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date:	May 10, 2017	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer