Form 10-K
period 2017-06-30
Oritani Financial Corp
filed 2017-08-29
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended         June 30, 2017
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company"  in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)
..	Small reporting company	☐
..	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of August 29, 2017, there were 56,245,065 shares of the Registrant's common stock, par value $0.01 per share, issued and 46,180,504 shares outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2016, as reported by the Nasdaq Global Market, was approximately $745.1 million.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2017 Annual Meeting of Stockholders of the Registrant (Part III).

Oritani Financial Corp.
2017 Annual Report on Form 10-K

Index
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

Oritani Financial Corp. owns 100% of the outstanding shares of common stock of Oritani Bank. Oritani Financial Corp. primarily engages in the business of holding the common stock of Oritani Bank as well as two inactive limited liability companies that owned a variety of real estate investments. Oritani Financial Corp.'s executive office is located at 370 Pascack Road, in the Township of Washington, New Jersey 07676, and its telephone number is (201) 664-5400. Oritani Financial Corp. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System ("FRB"). At June 30, 2017, Oritani Financial Corp. had consolidated assets of $4.14 billion, consolidated deposits of $2.86 billion and consolidated stockholders' equity of $559.2 million. Its consolidated net income for the fiscal year ended June 30, 2017 was $49.1 million.

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

Oritani Bank

General

Oritani Bank is a New Jersey-chartered savings bank headquartered in the Township of Washington, New Jersey. Oritani Bank was originally founded in 1911, as a New Jersey building and loan association. Over the years, Oritani Bank has expanded through internal growth as well as through a series of business combinations. Oritani Bank conducts business from its corporate office located at 370 Pascack Road, in the Township of Washington, New Jersey, lending offices in New York City and Cherry Hill, New Jersey. and its 25 branch offices located in the New Jersey counties of Bergen, Hudson, Essex and Passaic. The telephone number at its corporate office is (201) 664-5400. At June 30, 2017, Oritani Bank's assets totaled $4.14 billion and deposits totaled $2.86 billion.

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

Index

Market Area

From our headquarters in the Township of Washington, New Jersey, we operate 26 full service branches, including our corporate office. We operate branches in four counties of New Jersey: Bergen, Hudson, Essex and Passaic.  The majority of our branches (seventeen) and deposits are located in Bergen County.  In addition, we operate five branches in Hudson County, one branch in Essex County and two branches in Passaic County.  Our residential lending area generally encompasses northern New Jersey.  Our market area for commercial lending, including residential CRE, is broader, generally including the state of New Jersey, eastern Pennsylvania, southern New York, New York City, Long Island, and Delaware.

In terms of population, Bergen County ranks as the largest county in New Jersey (out of 21 counties) while Hudson County ranks fourth, Essex County ranks third and Passaic County ranks ninth.  The economy in our primary market area has benefited from being varied and diverse. It is largely urban and suburban with a broad economic base.  As one of the wealthiest states in the nation, New Jersey, with an estimated population of 8.9 million, is considered one of the most attractive banking markets in the United States.  As of June 2017, the unemployment rate for New Jersey was 4.1%, which was lower than the national rate of 4.4%, with a total of 4.5 million New Jersey residents employed as of June 2017.  Bergen County is considered part of the New York metropolitan area.  Its county seat is Hackensack.  Bergen County ranks 45th among the highest-income counties in the United States in 2015 in terms of per-capita income.

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

Competition

We face intense competition within our market area both in making loans and attracting deposits.  Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions.  Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking.  As of June 30, 2016, the latest date for which statistics are available, our market share of deposits was approximately 4.0% in Bergen County and less than 1.0% in each of Essex, Hudson, and Passaic Counties.

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

Lending Activities

Our principal lending activity is the origination of residential commercial real estate loans and commercial real estate loans as well as residential real estate mortgage loans and home equity loans.  Our residential commercial real estate portfolio consists primarily of mortgage loans secured by apartment buildings.  Our commercial real estate portfolio consist primarily of mortgage loans secured by retail anchor shopping centers, commercial offices, retail space, warehouses, and mixed-use buildings.  Our residential real estate portfolio consists of one to four family residential real property and home equity loans.  The residential commercial real estate and commercial real estate portfolios represented $3.35 billion, or 92.9%, of our total loan portfolio at June 30, 2017.  One to four family residential real estate mortgage loans represented $253.3 million, or 7.0%, of our total loan portfolio at June 30, 2017.  At June 30, 2017, construction and land loans totaled $4.2 million, or 0.1%, of our loan portfolio.

Index

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the date  indicated.

	June 30,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential	$253,310	7.0%	$223,701	7.1%	$186,342	6.7%	$158,180	6.2%	$151,372	6.5%
Residential CRE	1,945,297	54.0	1,596,876	50.3	1,229,816	43.9	998,439	39.3	996,168	43.1
Grocery/Credit Retail CRE	535,567	14.9	457,058	14.4	481,216	17.2	624,705	24.5	364,741	15.7
Other CRE	866,826	24.0	887,443	28.0	894,016	32.0	729,071	28.6	760,336	32.8
Construction and land loans	4,210	0.1	4,810	0.2	6,132	0.2	34,951	1.4	44,537	1.9
Total loans	3,605,210	100.0%	3,169,888	100.0%	2,797,522	100.0%	2,545,346	100.0%	2,317,154	100.0%
Other items:
Net deferred loan origination fees	8,235		7,980		10,421		10,051		9,991
Allowance for loan losses	30,272		29,951		30,889		31,401		31,381
Total loans, net	$3,566,703		$3,131,957		$2,756,212		$2,503,894		$2,275,782

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2017. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	Residential		Residential CRE		Grocery/Credit Retail CRE		Other CRE		Construction and Land Loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due During the Years Ended June 30,	(Dollars in thousands)
2018	$20,335	4.42%	$24,375	4.04%	$—	—%	$65,764	4.38%	$597	5.00%	$111,071	4.32%
2019 to 2020	2,578	4.77	31,561	3.77	7,548	6.12	65,479	4.66	1,913	5.00	109,079	4.51
2021 to 2022	1,060	4.61	174,209	3.82	84,370	3.55	97,157	4.72	—	—	356,796	4.00
2023 to 2027	11,158	4.06	1,258,106	3.44	320,028	3.63	502,842	3.92	1,404	5.00	2,093,538	3.59
2028 to 2032	28,669	3.42	359,049	3.33	69,216	3.99	106,635	4.83	—	—	563,569	3.70
2033 and beyond	189,510	3.93	97,997	4.13	54,405	4.49	28,949	5.03	296	5.75	371,157	4.15
Total	$253,310	3.93%	$1,945,297	3.50%	$535,567	3.79%	$866,826	4.25%	$4,210	5.05%	$3,605,210	3.76%

The following table sets forth, at June 30, 2017, the dollar amount of all fixed- and adjustable-rate loans that are contractually due after June 30, 2018.

	Fixed	Adjustable	Total
	(In thousands)
Residential	$195,357	$37,618	$$232,975
Residential CRE	193,714	1,727,208	1,920,922
Grocery/Credit Retail CRE	101,197	434,370	535,567
Other CRE	200,076	600,986	801,062
Construction and land loans	296	3,317	3,613
Total loans	$690,640	$2,803,499	$3,494,139

Index
Loans:

Residential Loans. We originate one to four family residential mortgage loans, substantially all of which are secured by properties located in our primary market area.  At June 30, 2017, $253.3 million, or 7.0% of our loan portfolio, consisted of one to four family residential mortgage loans and home equity loans.  We generally retain for our portfolio substantially all of the loans that we originate.  Residential mortgage loan originations are generally obtained from existing or past customers, through advertising, and through referrals from local builders, real estate brokers, and attorneys, and are underwritten pursuant to Oritani Bank's policies and standards.  The Company maintains a program where a fee is paid to a broker for a loan referral that results in an origination or a purchase of a recently closed loan.  Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%.  We generally will not make loans with a loan-to-value ratio in excess of 90%.  Fixed rate mortgage loans are originated for terms of up to 30 years.  Generally, fixed rate residential mortgage loans are underwritten according to Freddie Mac guidelines, policies and procedures, with a maximum origination amount of $2.0 million.  Oritani Bank's residential underwriting satisfies the "qualified mortgages" regulations issued by the Consumer Financial Protection Bureau.  Oritani Bank does not originate non-qualified mortgage loans.  We do not originate or purchase, and our loan portfolio does not include, any sub-prime loans.

We also offer adjustable rate mortgage loans for one to four family properties, with an interest rate based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one-year, which adjust either annually or every three years from the outset of the loan or which adjust annually after a five-, seven- or ten-year initial fixed rate period.  Originations of adjustable rate residential mortgage loans totaled $12.6 million and $13.0 million for the fiscal years ended June 30, 2017 and 2016, respectively.  Our adjustable rate residential mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate.  Our adjustable rate residential mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the Bank's risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower.  At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates.  Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates.  At June 30, 2017, $37.6 million, or 14.9%, of our residential mortgage loans had adjustable rates of interest.

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

We also offer second mortgage loans and home equity lines of credit, which are included in the residential mortgage loan portfolio.  These mortgage loans are secured by one to four family residences, substantially all of which are located in our primary market area.  At June 30, 2017, second mortgage and equity loans totaled $9.0 million, or 0.25% of total loans.  Additionally, at June 30, 2017, the unadvanced amounts of home equity lines of credit totaled $6.9 million.  The underwriting standards utilized for second mortgage loans and equity lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan.  The combined (first and second mortgage liens) loan-to-value ratio for second mortgage loans and home equity lines of credit is generally limited to 70%.  Second mortgage loans are offered with fixed and adjustable rates of interest and with terms of up to 30 years.  Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal.

Second mortgage loans and equity loans entail greater risk than do residential mortgage loans, particularly if they are secured by an asset that has a superior security interest.  In addition, equity loan collections depend on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Commercial Real Estate ("CRE") Loans. We originate residential and non-residential commercial real estate mortgage loans.  At June 30, 2017, $3.35 billion, or 92.9% of our loan portfolio, consisted of commercial real estate loans.  Our residential CRE mortgage loans, $1.95 billion or  54.0% of our loan portfolio, are primarily permanent loans secured by apartment buildings and mobile home parks.  The non-residential CRE mortgage portfolio consists of grocery/credit retail CRE and other CRE.  Our grocery/credit retail CRE mortgage loans, $535.6 million or 14.9% of our loan portfolio, are primarily permanent mortgage loans secured by grocery or credit anchor tenants at multi-store, or stand alone, facilities.  Our other CRE mortgage loans, $866.8 million or 24.0% of our loan portfolio, are primarily permanent loans secured by improved property such as retail multi-stores without a credit anchor, mixed-use properties, self-storage facilities, commercial warehouses, and office buildings.  The typical CRE mortgage loan has a fixed rate of interest for the first three or five years, after which the loan reprices to a market index plus a spread, with a floor of the original rate. The fixed rate period is occasionally extended to as much as ten years.  These loans typically amortize over 30 years though we will often require shorter amortization. We also offer such loans on a self-amortizing basis with fixed rate terms up to 20 years.  References to commercial real estate loans below refer to residential and non-residential commercial real estate.

Index

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

For commercial real estate loans with balances greater than $2.5 million, a borrower's financial information is monitored on an ongoing basis by requiring annual financial statement updates and payment history reviews.  We require commercial borrowers to provide annually updated financial statements and federal tax returns.  These requirements also apply to the individual principals of our commercial borrowers.  We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The largest residential CRE loan in our portfolio at June 30, 2017 was a $33.4 million loan secured by multi-tenant, mixed use buildings, located in Brooklyn, New York.  The largest grocery/credit retail CRE loan at June 30, 2017 was a $30.1 million loan secured by several freestanding pharmacy stores, located in Virginia, Pennsylvania and Connecticut.  The largest other CRE loan in our portfolio at June 30, 2017 was a $26.8 million loan secured by multi-tenant, mixed use buildings, located in Brooklyn, New York.  All of these loans are performing in accordance with their terms.  Our largest commercial real estate relationship consisted of 47 properties primarily secured by bank branches, CVS, and  Walgreens stores, located mainly in our primary market area with a public real estate investment trust.  The aggregate outstanding loan balance for this relationship, comprised of several legal entities, is $63.9 million at June 30, 2017, and these loans are all performing in accordance with their terms.

Loans secured by commercial real estate (residential and non-residential) generally involve larger principal amounts and a greater degree of risk than one to four family residential mortgage loans.  Because payments on loans secured by commercial real estate are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.  See "Item 1A, Risk Factors – Our Continued Emphasis On Commercial Real Estate Lending Could Expose Us To Increased Lending Risks."

Construction Loans. We curtailed construction lending during fiscal 2009 due to market and economic conditions and now only originate such loans on an exception basis.  We originate construction loans for the development of residential and commercial properties located in our primary market area.  Residential construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences.  At June 30, 2017, construction and land loans totaled $4.2 million, or 0.1 % of total loans.

Index

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

During the fiscal years ended June 30, 2017 and 2016, loan originations totaled $732.0 million and $710.1 million, respectively, all of which were retained by us.  Loan purchases totaled $65.9 million and $98.8 million for the years ended June 30, 2017 and 2016.  There were no loans originated and sold under the FHLB MPF program during fiscal 2017 or 2016.

We will also participate in loans, sometimes as the "lead lender."  When we are not the lead lender, the underwriting of the loan participations closely match our own underwriting criteria and procedures.  At June 30, 2017, we had $152.8 million in loan participation interests.

At June 30, 2017, we were servicing loans sold in the amount of $2.9 million.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

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

Loans are placed on non-accrual status when they are more than 90 days delinquent.  When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed.  Once the outstanding principal balance is brought current, income is recognized to the extent the loan is deemed fully collectible.  If the deficiencies causing the delinquency are resolved, such loans may be returned to accrual status once all arrearages are resolved and a period of satisfactory payment performance, usually six months.  See additional discussion regarding our non-performing assets at June 30, 2017 in "Management Discussion and Analysis."

Index

Non-Performing Assets and Restructured Loans. The table below sets forth the amounts and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	At June 30,
	2017 (1)	2016 (2)	2015 (3)	2014 (4)	2013 (5)
Non-performing assets	(Dollars in thousands)
Non-accrual loans:
Residential	$1,556	$931	$1,329	$5,350	$4,044
Residential CRE	—	310	311	3,508	7,139
Other CRE	8,667	8,671	10,711	8,670	9,539
Construction and land loans	—	56	224	444	3,188
Total non-accrual loans	$10,223	$9,968	$12,575	$17,972	$23,910
Loans greater than 90 days delinquent and still accruing	$—	$—	$—	$—	$—
Total non-performing loans	$10,223	$9,968	$12,575	$17,972	$23,910
Real estate owned	140	487	4,059	3,850	1,742
Total non-performing assets	$10,363	$10,455	$16,634	$21,822	$25,652
Ratios:
Non-performing loans to total loans	0.28%	0.31%	0.45%	0.71%	1.03%
Non-performing assets to total assets	0.25%	0.28%	0.50%	0.69%	0.91%

Troubled Debt Restructurings
Non-performing TDRs (included in nonaccrual loans)
Residential	178	184	188	3,080	200
Residential CRE	—	310	311	501	468
Other CRE	4,070	3,703	2,710	4,386	1,087
Construction and land loans	—	56	224	—	—
Total Non-performing TDRs	$4,248	$4,253	$3,433	$7,967	$1,755
Performing TDRs
Residential	—	—	—	—	372
Other CRE	362	386	418	—	—
Construction and land loans	—	—	—	—	1,664
Total Performing TDRs	362	386	418	—	2,036
Total Troubled Debt Restructurings	$4,610	$4,639	$3,851	$7,967	$3,791

(1)
Included in nonaccrual loans are residential loans totaling $21,000 and other commercial real estate loans totaling $6.8 million that were less than 30 days delinquent; and residential loans totaling $921,000 that were less than 90 days delinquent.

(2)
Included in nonaccrual loans are residential loans totaling $66,000 residential CRE loans totaling $310,000 and other commercial real estate loans totaling $7.0 million that were less than 30 days delinquent; and residential loans totaling $180,000 that were less than 90 days delinquent.

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

As noted in the above table, there were nonaccrual loans of $10.2 million at June 30, 2017 and $10.0 million at June 30, 2016.  Additional interest income of $283,000 and $555,000 would have been recorded during the years ended June 30, 2017 and 2016, respectively, if the loans had performed in accordance with their original terms.  Interest income on these loans of $531,000 and $169,000 was included in net income for the years ended June 30, 2017 and 2016, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations- Comparison of Operating Results for the Years Ended June 30, 2017 and June 30, 2016, Provision for Loan Losses."

Index

Delinquent Loans. The following table sets forth our loan delinquencies by type, amount and loan relationship at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2017
Residential	4	$1,776	7	$614	11	$2,390
Residential CRE	—	—	—	—	—	—
Other CRE	—	—	3	1,897	3	1,897
Construction and land loans	—	—	—	—	—	—
Total	4	$1,776	10	$2,511	14	$4,287
At June 30, 2016		—		—		—
Residential	3	$531	5	$684	8	$1,215
Residential CRE	1	1,166	—	—	1	1,166
Other CRE	—	—	4	1,641	4	1,641
Construction and land loans	—	—	1	56	1	56
Total	4	$1,697	10	$2,381	14	$4,078
At June 30, 2015		—		—		—
Residential	3	$432	4	$888	7	$1,320
Residential CRE	1	311	—	—	1	311
Other CRE	—	—	3	3,569	3	3,569
Construction and land loans	—	—	1	224	1	224
Total	4	$743	8	$4,681	12	$5,424
At June 30, 2014		—		—		—
Residential	1	$214	6	$2,374	7	$2,588
Residential CRE	—	—	3	3,007	3	3,007
Other CRE	—	—	5	3,580	5	3,580
Construction and land loans	—	—	4	444	4	444
Total	1	$214	18	$9,405	19	$9,619
At June 30, 2013
Residential	6	$1,530	6	$3,088	12	$4,618
Residential CRE	1	203	3	7,139	4	7,342
Other CRE	5	1,710	7	7,963	12	9,673
Construction and land loans	—	—	1	3,188	1	3,188
Total	12	$3,443	17	$21,378	29	$24,821

In addition to the delinquent loans listed above, we had loans that were delinquent 90 days or more past due as to principal.  Typically, such loans had passed their maturity date but continued making monthly payments, keeping their interest current, while negotiating external financing or an extension from the Company.  There were no loans delinquent 90 days or more past their maturity date at June 30, 2017, 2016, 2015 or 2014.  At June 30, 2013, loans that were delinquent 90 days or more past their maturity date totaled $10.00 million.

Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold.  When property is acquired it is recorded at the lower of cost or fair market value at the date of foreclosure, establishing a new cost basis.  Holding costs and declines in fair value result in charges to expense after acquisition.  The Company had real estate owned of $140,000 at June 30, 2017 and $487,000 at June 30, 2016.  Declines in the fair value of some properties within the real estate owned portfolio prompted write-downs of $215,000 during the year ended June 30, 2017.  The Company sold one property with book value of $132,000 during the year ended June 30, 2017.  Proceeds from the sale of real estate owned were $132,000, resulting in no gain or loss.

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

Index

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

The following table shows the aggregate amounts of our classified assets, including non-performing loans, at the date indicated.

	Classified Assets At June 30,
	2017		2016		2015
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Substandard assets:
Residential	14	$5,002	9	$4,377	9	$4,921
Residential CRE	1	240	1	310	3	5,690
Other CRE	21	18,312	21	19,866	20	19,885
Construction and land loans	—	—	1	56	1	224
Total	36	$23,554	32	$24,609	33	$30,720

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations.  Not all classified assets constitute non-performing assets.

We also utilize an additional classification for assets that do not meet the definition of any of the classified assets yet contain an element that warrants a rating that is less than "pass."  We classify an asset as "special mention" if the asset has a potential weakness that warrants management's close attention.  While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset.  Our assets classified as "special mention" totaled $22.0 million, $24.4 million and $17.9 million at June 30, 2017, 2016, and 2015, respectively.   See Note 5 of the Notes to the Consolidated Financial Statements.

Impaired Loans. The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement.  Loans we individually classify as impaired include residential CRE, grocery/credit retail CRE, Other CRE and construction loans with balances of $1.0 million or more, unless a condition exists for loans less than $1.0 million that would increase the Bank's potential loss exposure.  Troubled debt restructurings ("TDRs") are also included in impaired loans regardless of balance.  Impaired loans are individually assessed to determine that each loan's carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows.  If the loan's carrying value does exceed the fair value, specific reserves are established to reduce the loan's carrying value.  For classification purposes, impaired loans are typically classified as substandard.  Impaired loans at June 30, 2017, 2016 and 2015 were $13.9 million,  $13.2 million and $15.8 million, respectively.   See Note 5 of the Notes to the Consolidated Financial Statements.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb loan losses that are both probable and reasonably estimable.  Management, in determining the allowance for loan losses, considers the losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions.  Loan losses are charged to the allowance for loans losses and recoveries are credited to it.  Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating probable incurred losses.  We regularly review the loan portfolio and make adjustments for loan losses in order to maintain the allowance for loan losses in accordance with U.S. generally accepted accounting principles ("GAAP").  The allowance for loan losses consists primarily of the following two components:

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

Index

(2) General allowances established for loan losses on a portfolio basis for loans that do not meet the definition of impaired.  The portfolio is grouped into similar risk characteristics, primarily loan type, collateral type, and internal credit risk rating.  We apply an estimated loss rate to each loan group.  The loss rates applied are based on a seven year look back period, which measures our historical charge-offs, and our loss emergence period, which represents the estimated average time between when a loss event occurs and when such loss is specifically reserved or charged off.  This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.  Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

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

We evaluate the allowance for loan losses based on the combined total of the specific and general components.  Generally when the loan portfolio increases, absent other factors, our allowance for loan loss methodology results in a higher dollar amount of estimated probable incurred losses than would be the case without the increase.  Generally when the loan portfolio decreases, absent other factors, our allowance for loan loss methodology results in a lower dollar amount of estimated probable incurred losses than would be the case without the decrease.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the fiscal years indicated.

	At or For the Years Ended June 30,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$29,951	$30,889	$31,401	$31,381	$31,187
Charge-offs:
Residential	75	98	333	24	86
Residential CRE	—	—	—	1,226	—
Other CRE	13	849	380	459	1,305
Construction and land loans	—	—	—	—	2,418
Total charge-offs	88	947	713	1,709	3,809
Recoveries:
Residential	—	—	—	—	—
Residential CRE	—	—	—	10	115
Other CRE	409	9	—	17	—
Construction and land loans	—	—	1	1,002	38
Total recoveries	409	9	1	1,029	153
Net recoveries (charge-offs)	321	(938)	(712)	(680)	(3,656)
Provision for loan losses	—	—	200	700	3,850
Balance at end of year	$30,272	$29,951	$30,889	$31,401	$31,381
Ratios:
Net charge-offs to average loans outstanding	(0.01)%	0.03%	0.03%	0.03%	0.17%
Allowance for loan losses to total loans at end of period	0.84%	0.94%	1.10%	1.23%	1.35%

Index

The allowance for loan losses has been relatively stable.  The level of provision for loan losses significantly decreased subsequent to 2013.  There was no provision for loan losses during 2017 and 2016.  Improving delinquency and nonaccrual trends, changes in loan risk ratings (versus prior periods), loan growth, charge-offs and economic and business conditions continue to have a meaningful impact on the current level of provision for loan losses.  The provision for loan losses decreased in the years subsequent to 2013 partially due to these factors.  In addition, improvements in general economic and business conditions have also impacted the level of provisioning by decreasing the necessary level of general allowances despite growth in the loan portfolio.

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

	At June 30,
	2017		2016		2015
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential	$1,261	7.0%	$1,300	7.1%	$1,521	6.7%
Residential CRE	15,794	54.0%	12,837	50.4%	10,814	44.0%
Grocery/Credit Retail CRE	3,000	14.9%	3,646	14.4%	4,042	17.2%
Other CRE	10,017	24.0%	11,850	28.0%	13,943	32.0%
Construction and land loans	200	0.1%	318	0.2%	569	0.2%
Total	$30,272	100.0%	$29,951	100.0%	$30,889	100.0%

	At June 30,
	2014		2013
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
		(Dollars in thousands)
Residential	$1,568	6.2%	$2,592	6.5%
Residential CRE	5,327	39.2%	5,539	43.0%
Grocery/Credit Retail CRE	2,652	16.5%	1,947	9.9%
Other CRE	17,995	36.7%	17,460	38.7%
Construction and land loans	1,108	1.4%	1,233	1.9%
Unallocated	2,751	0.0%	2,610	0.0%
Total	$31,401	100.0%	$31,381	100.0%

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

Index
Investments

The Board of Directors is responsible for adopting our investment policy.  The investment policy is reviewed periodically by management and any changes to the policy are recommended to and subject to the approval of the Board of Directors.  Authority to make investments under the approved investment policy guidelines is delegated to appropriate officers.  While general investment strategies are developed and authorized by the Board of Directors, the execution of specific actions primarily rests with Oritani Bank's President, Chief Financial Officer and Asset/Liability Committee, which have responsibility for ensuring that the guidelines and requirements included in the investment policy are followed and that all securities are considered prudent for investment.  Each of our President, Chief Financial Officer and Asset/Liability Committee have specified authority to purchase various types of investments; all investment purchases in excess of 1% of total assets, or $41.4 million at June 30, 2017, must be approved by our Board of Directors.  All investment transactions are reviewed and ratified or approved (as the case may be) at regularly scheduled meetings of the Board of Directors.  Any investment which, subsequent to its purchase, fails to meet the guidelines of the policy is reported to the Board of Directors at its next meeting where the Board decides whether to hold or sell the investment.

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

Our investment portfolio at June 30, 2017, included $1.5 million in equity securities.  We also invest in mortgage-backed securities, all of which are guaranteed by government sponsored enterprises.  At June 30, 2017, our mortgage-backed securities portfolio totaled $329.3 million, or 8.0% of total assets, and consisted of $312.8 million in fixed-rate securities and $16.5 million in adjustable-rate securities, guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.  Securities can be classified as held to maturity or available for sale at the date of purchase.

U.S. Government and Federal Agency Obligations. At June 30, 2017, our U.S. Government and federal agency securities portfolio totaled $6.8 million, all of which was classified as held to maturity.

Equity Securities. At June 30, 2017, our equity securities portfolio totaled $1.5 million, all of which were classified as available for sale.  The portfolio consists of financial industry common stock. There were no impairment charges on available for sale securities for the years ended June 30, 2017, 2016 or 2015.  Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations.  Such investments are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

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

At June 30, 2017, our mortgage-backed securities totaled $329.3 million, or 8.0%, of total assets and 8.8% of interest earning assets.  At June 30, 2017, 5.0% of the mortgage-backed securities were backed by adjustable rate mortgage loans and 95.0% were backed by fixed rate mortgage loans.  The mortgage-backed securities portfolio had a weighted average yield of 2.34% at June 30, 2017.  The fair value of our mortgage-backed securities at June 30, 2017 was $326.9 million, which is $2.6 million less than the amortized cost of $329.5 million.  Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer.  In addition, the market value of such securities may be adversely affected by changes in interest rates.  All of the Company's mortgage-backed securities are insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

Index

Securities Portfolios. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

Securities and Mortgage-Backed Securities Held to Maturity

	At June 30,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
United States Government and federal agency obligations	$6,750	$6,696	$6,750	$6,752	$—	$—
Mortgage-backed securities:
Freddie Mac	49,832	49,354	9,129	9,291	1,638	1,770
Fannie Mae	105,018	104,187	83,112	84,689	55,808	55,440
Ginnie Mae	613	641	1,398	1,464	1,928	2,012
Collateralized mortgage obligations	77,418	76,326	67,718	68,510	48,616	48,527
Total securities held to maturity	$239,631	$237,204	$168,107	$170,706	$107,990	$107,749

Securities and Mortgage-Backed Securities Available for Sale

	At June 30,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Equity securities	$601	$1,498	$601	$1,125	$1,208	$2,110
Mortgage-backed securities:
Freddie Mac	230	236	815	849	5,162	5,325
Fannie Mae	10,964	11,091	14,650	15,185	36,432	36,855
Collateralized mortgage obligations	85,437	85,105	123,173	124,691	213,569	214,673
Total securities available for sale	$97,232	$97,930	$139,239	$141,850	$256,371	$258,963

Index

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2017 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments, scheduled redemptions or early redemptions that are likely to occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities Held to Maturity
United States Government and federal agency obligations	$—	—%	$6,750	1.18%	$—	—%	$—	—%	$6,750	$6,696	1.18%
Mortgage-backed securities:
Freddie Mac	—	—	—	—	15,053	2.46	34,779	2.46	49,832	49,354	2.46
Fannie Mae	—	—	4,618	2.87	19,790	2.40	80,610	2.43	105,018	104,187	2.44
Ginnie Mae	—	—	—	—	—	—	613	4.39	613	641	4.39
Collateralized mortgage obligations	—	—	—	—	8,579	1.99	68,839	1.97	77,418	76,326	1.97
Total securities held to maturity	$—	—	$11,368	1.87%	$43,422	2.34%	$184,841	2.27%	$239,631	$237,204	2.26%

Securities Available for Sale
Equity securities	$601	—%	$—	—%	$—	—%	$—	—%	$601	$1,498	—%
Mortgage-backed securities:
Freddie Mac	—	—	230	4.63	—	—	—	—	230	236	4.63
Fannie Mae	—	—	4,380	4.20	6,584	1.98	—	—	10,964	11,091	2.87
Collateralized mortgage obligations	—	—	11,547	2.51	21,034	2.34	52,856	2.36	85,437	85,105	2.38
Total securities available for sale	$601	—	$16,157	3.00%	$27,618	2.25%	$52,856	2.36%	$97,232	$97,930	2.42%

Index
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

At June 30, 2017, $1.12 billion, or 39.35% of our deposit accounts were time deposits, of which $658.8 million had maturities of one year or less.  We had brokered deposits totaling $510.4 million, $253.2 million and $248.4 million at June 30, 2017, 2016 and 2015, respectively.  The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At June 30,
	2017			2016			2015
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Checking accounts	$706,554	24.74%	0.62%	$453,136	20.05%	0.36%	$436,172	22.22%	0.37%
Money market accounts	847,888	29.68%	1.05%	681,710	30.16%	0.76%	589,012	30.01%	0.56%
Savings accounts	177,896	6.23%	0.23%	165,623	7.33%	0.24%	160,020	8.15%	0.24%
Time deposits	1,124,140	39.35%	1.34%	959,534	42.46%	1.31%	777,533	39.62%	1.15%
Total deposits	$2,856,478	100.00%	1.01%	$2,260,003	100.00%	0.88%	$1,962,737	100.00%	0.73%

As of June 30, 2017, the aggregate amount of outstanding time deposits in amounts greater than or equal to $250,000 was approximately $221.8 million.  The following table sets forth the maturity of those deposits as of June 30, 2017.

At June 30, 2017
(In thousands)
Three months or less	$39,258
Over three months through six months	39,024
Over six months through one year	54,599
Over one year to three years	57,874
Over three years	31,050
Total	$221,805

Index

Borrowings. Our borrowings primarily consist of advances from the FHLB of New York and, to a lesser extent, advances from other financial institutions.  As of June 30, 2017, we had total borrowings in the amount of $642.1 million, which represented 17.94% of total liabilities, with an estimated weighted average maturity of 3.2 years and a weighted average rate of 1.59%.  At June 30, 2017, borrowings are secured by mortgage-backed securities and investment securities with a book value of $58.9 million and performing mortgage loans with an outstanding balance of $2.97 billion.

The following table sets forth information concerning balances and interest rates on our FHLB advances and other borrowings at and for the periods shown:

	At or For the Years Ended June 30,
	2017	2016	2015
	(Dollars in thousands)
Balance at end of period	$642,059	$781,623	$796,372
Average balance during period	$719,647	$731,078	$871,396
Maximum outstanding at any month end	$928,391	$842,194	$1,043,523
Weighted average interest rate at end of period	1.59%	1.39%	2.39%
Average interest rate during period	1.83%	2.21%	2.66%

As of June 30, 2017, Oritani had interest rate swap agreements with total notional amount of $450.0 million.   Oritani will receive 1 month LIBOR from the counterparties and pay interest to the counterparties at a fixed rate.  See Note 13 of the Notes to the Consolidated Financial Statements.

Subsidiary Activities and Joint Venture Information

Oritani Financial Corp. is the owner of Oritani Bank, Hampshire Financial LLC and Oritani LLC.  Hampshire Financial LLC and Oritani LLC are New Jersey limited liability companies that owned real estate and investments in real estate.  As of June 30, 2016, all of the investments owned by Hampshire Financial LLC and Oritani LLC had been sold, and the subsidiaries are inactive.  Proceeds from the sale of real estate investments for the year ended June 30, 2016 were $17.1 million resulting in gains of $16.0 million.  There were no sales in 2017 or 2015.

Oritani Bank has the following subsidiaries: Ormon LLC, Oritani Finance Company, Oritani Investment Corp. and Oritani Asset Corporation.  Ormon LLC is a New Jersey limited liability company that owned real estate investments in New Jersey as well as investments in joint ventures that owned income-producing commercial and residential rental properties.  As of June 30, 2017, all of the investments owned by Ormon LLC had been sold, and the subsidiary is inactive.  Proceeds from the sale of real estate investments for the years ended June 30, 2017, 2016 and 2015 were $25.3 million resulting in gains of $20.9 million, $21.5 million resulting in gains of $21.5 million and $11.8 million resulting in gains of $11.6 million, respectively.

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

Oritani Asset Corporation's primary objective is to maximize long-term returns on equity.  At June 30, 2017, Oritani Asset Corporation had $535.8 million in assets.  Oritani Asset Corporation is taxed and operates in a manner that enables it to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

Personnel

As of June 30, 2017, we had 197 full-time employees and 48 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good relations with our employees.

Index

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

Index

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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.  The capital conservation buffer as of January 1, 2017 is 1.25%.
 The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution's exposure to declines in the economic value of a bank's capital due to changes in interest rates when assessing the bank's capital adequacy. Under such a risk assessment, examiners evaluate a bank's capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. Institutions with significant interest rate risk may be required to hold additional capital. According to the agencies, applicable considerations include:

•	the quality of the bank's interest rate risk management process;
•	the overall financial condition of the bank; and
•	the level of other risks at the bank for which capital is needed.

The following table shows the Company's and the Bank's Core capital, Tier 1 risk-based capital, and Total risk-based capital ratios at June 30, 2017:

	At June 30, 2017
	The Company		The Bank
	Capital	Percent of Assets (1)	Capital	Percent of Assets (1)
	(Dollars in thousands)

Common equity tier 1 (to risk-weighted assets)	$555,703	15.02%	$521,414	14.10%
Tier 1 capital (to risk-weighted assets)	555,703	15.02%	521,414	14.10%
Total capital (to risk-weighted assets)	585,975	15.84%	551,686	14.92%
Tier 1 Leverage capital (to average assets)	555,703	13.51%	521,414	12.68%
Capital conservation buffer	290,077	7.84%	255,793	6.92%
(1)
For purposes of calculating Core capital, assets are based on adjusted total leverage assets.  In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As the above table shows, as of June 30, 2017, the Company and Bank were considered "well capitalized" under FDIC guidelines.

Index

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

Index

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

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation.  The FICO payments will continue until the FICO bonds mature in 2017 through 2019.  Our expense for the assessment of deposit insurance and the FICO payments was $1.4 million and $1.6 million for the years ended June 30, 2017 and 2016, respectively.

The FDIC has authority to increase deposit insurance assessments.  A material increase in insurance assessments would likely have an adverse effect on the operating expenses and results of the Bank.

Federal Home Loan Bank System. Oritani Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLB of New York, Oritani Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 4.5% of its borrowings from the FHLB, or 0.2% of mortgage-related assets, whichever is greater. As of June 30, 2017, Oritani Bank was in compliance with this requirement.

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

Index

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

Index

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

Index

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

Index

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

Index

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income should Oritani Bank fail to meet certain thrift asset and definitional tests.

At June 30, 2017, our total federal pre-base year reserve was approximately $15.1 million.  However, under current law, pre-base year reserves remain subject to recapture should Oritani Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

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

Net Operating Loss Carryforward. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years.  At June 30, 2017, Oritani Bank had no net operating loss carryforward for federal income tax purposes.

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

New York State Taxation. Oritani Financial Corp. files New York State tax returns on a calendar year basis.  New York State imposes a corporate income tax, based on net income allocable to New York State at a rate of 6.5%.  In addition, New York State imposes a tax surcharge allocable to business activities carried on in the Metropolitan Commuter Transportation District.

New York City Taxation. Oritani Financial Corp. is also subject to the New York City Financial Corporation Tax calculated, subject to a New York City income and expense allocation, on a similar basis as the New York State Tax, at a rate of 8.85%.

Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file annual returns and pay annual fees and a franchise tax to the state of Delaware.

Index

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

Changes in interest rates also affect the current market value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At June 30, 2017 the fair value of our available for sale agency securities, mortgage-backed securities and corporate debt obligations totaled $97.9 million.  Unrealized net gains on these available for sale securities totaled approximately $698,000 at June 30, 2017 and are reported as a separate component of stockholders' equity, net of taxes.  Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders' equity.

The Company's net interest income is particularly vulnerable to a scenario in which market interest rates "flatten." This would occur if short term interest rates were approximately the same rate as long term interest rates. In such a scenario, interest income would likely decrease and interest expense would likely increase.

We evaluate interest rate sensitivity by estimating the change in Oritani Bank's net portfolio value over a range of interest rate scenarios.  Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  At June 30, 2017, in the event of an immediate 200 basis point increase in interest rates, our financial model projects that we would experience a $72.4 million, or 12.29%, decrease in net portfolio value.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Management of Market Risk."

Low Interest Rates May Adversely Affect Our Net Interest Income and Profitability.

During the past eight years it has been the policy of the Board of Governors of the Federal Reserve System to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities.  As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than as available prior to 2008.  Consequently, the average yield on our interest earning assets has decreased to 3.80% for the year ended June 30, 2017 from 5.57% for the year ended June 30, 2009.  The trend of decreasing average yield on interest earning assets is expected to continue primarily because the rates associated with new loan originations are still lower than the average yield on the existing portfolio.  Our cost of interest bearing liabilities has also decreased over the period, to 1.14% for the year ended June 30, 2017 from 3.21% for the year ended June 30, 2009.

Our Continued Emphasis On Commercial Real Estate Lending Could Expose Us To Increased Lending Risks.

Our business strategy centers on continuing our emphasis on residential and non-residential commercial real estate lending.  We have grown our loan portfolio in recent years with respect to these types of loans and intend to continue to emphasize these types of lending.  At June 30, 2017, $3.35 billion, or 92.86%, of our total loan portfolio consisted of residential and non-residential commercial real estate loans.  As a result, our credit risk profile will be higher than traditional thrift institutions that have higher concentrations of one to four family residential loans.  Loans secured by residential and non-residential commercial real estate generally expose a lender to greater risk of non-payment and loss than one to four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the underlying property.  This risk increases during a negative economic cycle.  Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one to four family residential mortgage loans.  Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one to four family residential mortgage loan.  We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property's collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.  Finally, if we foreclose on residential and non-residential commercial real estate loans, our holding period for the collateral typically is longer than one to four family residential mortgage loans because there are fewer potential purchasers of the collateral.

Index

Our business strategy of commercial real estate lending could be negatively impacted by regulatory guidance.  The FDIC has issued guidance that recommends that such loans should not exceed 300% of the bank's capital unless enhanced risk management measures are in place.  The FDIC further detailed circumstances where such balances in excess of this guideline would be considered acceptable.  The component of the Bank's commercial real estate loan portfolio impacted by the FDIC guidance as of June 30, 2017 represented 592.4% of the Bank's capital at that date.  While the FDIC has not placed restrictions on the Bank's commercial real estate lending, there can be no assurance that such restrictions will not be imposed in the future.

The largest commercial real estate loan in our portfolio at June 30, 2017 was a $33.4 million loan secured by multi-tenant, mixed use buildings, located in Brooklyn, New York.  Our largest loan relationship is secured by bank branches, CVS, and  Walgreens stores located mainly in our primary market area with a real estate investor.  The aggregate outstanding loan balance for this relationship is $63.9 million at June 30, 2017.  As discussed in "Business of Oritani Financial Corp-Lending Activities", we have been utilizing stricter underwriting for these types of loans, and curtailed our construction lending.

If the Bank Regulators Impose Limitations on Our Commercial Real Estate Lending Activities, Our Earnings Could Be Adversely Affected.
In 2006, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System (collectively, the "Agencies") issued joint guidance entitled "Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices" (the "CRE Guidance").  Although the CRE Guidance did not establish specific lending limits, it provides that a bank's commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution's total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months.  Our level of non-owner occupied commercial real estate equaled 592.43% of our total risk-based capital at June 30, 2017.  Including owner-occupied commercial real estate, our ratio of commercial real estate loans to total risk-based capital ratio would be 603.84% at June 30, 2017.
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
If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Will Decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 0.84% of total loans at June 30, 2017, material additions to our allowance could materially decrease our net income.

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

Index
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

Index

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

Index

ITEM 2.	PROPERTIES

At June 30, 2017, the Company and the Bank conducted business from its corporate headquarters in Washington Township, New Jersey,  lending offices in New York City and Cherry Hill, New Jersey and 25 full service branch offices located in Bergen, Hudson, Essex and Passaic Counties, New Jersey.  The aggregate net book value of premises and equipment was $13.9 million at June 30, 2017.

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

Our shares of common stock are traded on the NASDAQ Global Market under the symbol "ORIT". As of June 30, 2017, we have 1,803 stockholders of record (excluding the numbers of person or entities holding stock in street name through various brokerage firms), and 45,992,366 shares outstanding.  The following table presents quarterly market information for Oritani Financial Corp.'s common stock for the periods indicated.  The following high and low sales price information was provided by the NASDAQ Stock Market.

	For the Years Ended June 30,
	2017				2016
	High	Low	Dividends		High	Low	Dividends
First Quarter	$16.74	$15.56	$0.175		$16.42	$14.70	$0.175
Second Quarter	18.95	15.35	0.675	(1)	17.43	15.21	0.675	(1)
Third Quarter	19.00	16.30	0.175		17.38	14.95	0.175
Fourth Quarter	17.75	16.32	0.175		17.63	15.27	0.175
(1) Includes a $.50 special dividend in 2017 and 2016.

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

Index

Stock Performance Graph

The following graph compares the cumulative total return on a hypothetical $100 investment made on June 30, 2012 in: (a) Oritani Financial Corp. stock, (b) the NASDAQ Bank Index, (c) the NASDAQ Composite Index, (d) the SNL US Thrift Index and (e) the KBW Bank Index.  The graph is calculated assuming that all dividends are reinvested during the relevant periods.  The graph shows how a $100 investment would increase or decrease in value over time based on dividends (stock or cash) and increases or decreases in the market price of the stock.

Index

On March 4, 2015, the Company announced its fourth Share Repurchase Program, which authorized the purchase of an additional 5% of its outstanding shares of common stock, or 2,205,451 shares.  This stock repurchase program commenced upon the completion of the third repurchase program on March 4, 2015.  The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company's liquidity and capital requirements, and alternative uses of capital.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes.  The Company may also conduct repurchases through a Rule 10b5-1 trading plan.  The repurchase program has no expiration date and has 1,888,851 shares yet to be purchased as of June 30, 2017.

There were no repurchases of our equity securities during the three months ended June 30, 2017.

As of August 29, 2017, the Company has repurchased, under the repurchase plans approved since the second step transaction, 13,278,444 shares of its stock at an average price of $13.30 per share.

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

	At June 30,
	2017	2016	2015	2014	2013
	(In thousands)
Selected Financial Condition Data:
Total assets	$4,137,684	$3,669,338	$3,353,065	$3,140,200	$2,831,922
Loans, net	3,566,703	3,131,957	2,756,212	2,503,894	2,275,782
Securities available for sale, at market value	97,930	141,850	258,963	384,137	318,290
Mortgage-backed securities held to maturity	239,631	168,107	107,990	32,422	41,873
Bank owned life insurance	95,946	93,327	90,609	68,054	59,996
Federal Home Loan Bank of New York stock, at cost	32,504	38,003	39,898	49,046	42,770
Accrued interest receivable	10,620	9,943	9,266	10,214	10,114
Investments in real estate joint ventures, net	—	4,307	6,658	6,391	4,635
Real estate held for investment	—	—	655	917	1,070
Deposits	2,856,478	2,260,003	1,962,737	1,580,975	1,419,703
Borrowings	642,059	781,623	796,372	967,443	833,672
Stockholders' equity	559,223	535,200	517,670	526,292	518,710

Selected Operating Data:
Interest income	$142,462	$134,324	$$131,759	$$128,226	$$127,228
Interest expense	37,851	34,023	35,009	31,103	29,798
Net interest income	104,611	100,301	96,750	97,123	97,430
Provision for loan losses	—	—	200	700	3,850
Net interest income after provision for loan losses	104,611	100,301	96,550	96,423	93,580
Other income	16,844	44,244	19,282	5,602	5,820
Other expense	45,929	63,716	42,716	39,478	37,877
Income before income tax expense	75,526	80,829	73,116	62,547	61,523
Income tax expense	26,382	28,534	26,214	21,488	21,979
Net income	$49,144	$52,295	$46,902	$41,059	$39,544

Index

	At or For the Years Ended June 30,
	2017	2016	2015	2014	2013
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	1.24%	1.50%	1.44%	1.40%	1.43%
Return on equity (ratio of net income to average equity)	8.98%	9.91%	9.10%	7.80%	7.68%
Average interest rate spread (1)	2.66%	2.89%	2.97%	3.29%	3.45%
Net interest margin (2)	2.79%	3.04%	3.14%	3.50%	3.69%
Efficiency ratio (3)	37.82%	44.08%	36.81%	38.43%	36.68%
Non-interest expense to average total assets	1.16%	1.83%	1.31%	1.35%	1.37%
Average interest-earning assets to average interest-bearing liabilities	113.40%	114.96%	115.18%	118.42%	120.49%

Asset Quality Ratios:
Non-performing assets to total assets	0.25%	0.28%	0.50%	0.69%	0.91%
Non-performing loans to total loans	0.28%	0.31%	0.45%	0.71%	1.03%
Allowance for loan losses to total loans	0.84%	0.94%	1.10%	1.23%	1.35%

Capital Ratios:
Common equity Tier 1 capital (to risk-weighted assets)	15.02%	16.77%	17.79%	19.05%	20.91%
Total capital (to risk-weighted assets)	15.84%	17.69%	18.85%	20.19%	22.16%
Tier I capital (to risk-weighted assets)	15.02%	16.77%	17.79%	19.05%	20.91%
Tier I capital (to average assets)	13.51%	14.94%	15.67%	17.11%	18.30%

Other Data:
Number of full service offices	26	26	25	25	25
Full time equivalent employees	221	216	209	205	190

(1)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses and non-interest income.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to our individual and business customers.

Highlights of our business strategy are discussed below:

Continuing to focus on commercial real estate ("CRE") lending. We have focused on the origination of commercial real estate loans, comprised of residential CRE and non-residential CRE.  Such loans comprise 92.9% of our total loan portfolio at June 30, 2017.  We have focused on this type of lending because the interest rates earned for such loans generally are higher than the prevailing rates for residential loans, resulting in a greater level of interest income potential.  We are also able to generate significantly higher fee income on such loans, particularly prepayment fees.  In addition, the repayment terms usually expose us to less interest rate risk than fixed-rate residential loans.  We generally incorporate one or more of the following features into our terms for CRE loans, thereby decreasing their interest rate risk: interest rates reset after five years or less at a predetermined spread to FHLB Advance rates; minimum stated interest rates; and balloon repayment date or maximum fixed-rate self-amortizing loan term of 20 years.  CRE loans are generally considered to have a greater amount of credit risk versus 1-4 family residential lending.  We have been able to mitigate these risks, we believe, primarily through our underwriting process.  While our actual origination volume will depend on market conditions, we intend to continue our emphasis on CRE lending.  Significant competition regarding this type of lending continues.  Consequently, the interest rate spreads on this type of lending remain under pressure.

We have experienced substantial growth in our combined CRE loan portfolio.  The annual growth rate of the portfolio has been 13.8%, 12.8%, 9.4%, 10.2%, and 16.3% for years ended June 30, 2017, 2016, 2015, 2014, and 2013, respectively.  We have been involved in residential CRE lending for over thirty years.  We have a department exclusively devoted to the origination and administration of CRE loans.  We also have a separate credit department to review all such originations and ensure compliance with our underwriting standards.  Our business plan projects continued growth of the portfolio and continued additions to our staff to support such growth.

Index

Maintaining and increasing deposits. Increasing our level of deposits, particularly core deposits, is a critical strategic objective of the Company.  The features we have added over the years to accomplish this objective include the implementation of an incentive program that rewards branch personnel for attracting core deposit relationships, pricing strategies designed to attract funds and increase the number of customer relationships, entrance into the municipal deposit market and promotion of our status as a local community bank.  As a result of these efforts and external factors, we have achieved strong deposit growth, particularly over the past three fiscal years.  Our total deposit balances grew $1.28 billion, or 80.7%, from June 30, 2014 to June 30, 2017.  More recently, our total deposit balances grew $596.5 million, or 26.4%, from June 30, 2016 to June 30, 2017.  This growth has been augmented by brokered deposits.  However, the focus of our deposit initiative has been to increase core deposits, consisting of checking, money market and savings accounts.  In addition to continuing to attract new customers to Oritani Bank, we will also focus on cross-selling core deposit accounts to customers who have limited deposit services with Oritani Bank and seeking to further develop the relationship by providing quality customer service as well as strategically expanding our branch network through de novo branch branching.

Expanding our market share within our primary market area. Our deposit growth significantly boosted our market penetration in Bergen County, the primary county of our operations.  We increased our percentage of Bergen County deposits from 1.8%, or the 14th ranked financial institution, at June 30, 2008 to 4.0%, or the 9th ranked financial institution, at June 30, 2016.  We intend to continue the strategy of opportunistic de novo branching.  We typically seek de novo branch locations in under-banked areas that are either a contiguous extension or fill-in of our existing branch network.  In February 2016, we opened a de novo branch in Westwood, New Jersey.  We may also consider the acquisition of branches from other financial institutions in our market area.  We believe these strategies, along with continued growth, will help us achieve our goal of deposit growth and market expansion.

Continuing to emphasize operating efficiencies and cost control. One of the hallmarks of our operations has been expense control as evidenced by an efficiency ratio of 37.8% for the year ended June 30, 2017.  Our efficiency ratio as well as numerous other expense measurement ratios, have consistently outperformed peers.  We intend to maintain our posture on expense control while continuing to make prudent investments in our operations by effectively managing costs in a relation to revenues.

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies.

Allowance for Loan Losses, Impaired Loans And Real Estate Owned. The allowance for loan losses is established through provisions for loan losses charged to income based on management's evaluation of the probable incurred losses inherent in its portfolio.  Such evaluation includes a review of all loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions and other matters which warrant consideration.

While management uses available information to identify and recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Company's lending area.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.  See Note 5, "Allowance for Loan Losses" of the Notes to the Consolidated Financial Statements for additional information regarding the allowance for loan losses.

Management will identify loans that have demonstrated issues that cause concern regarding full collectability in the required time frame and classify certain loans with such characteristics as impaired.  Delinquency and internal credit department reviews are key indicators of such issues.  In general, loans that are classified as troubled debt restructurings and loans that are greater than $1.0 million and delinquent more than 90 days are considered impaired.  Impaired values are determined by calculating the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  Reserves are calculated by subtracting the impaired value of a loan from the book value of the loan.  No reserve is necessary if the impaired value exceeds the book value.  Impaired loans are included within the Substandard classification.

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

Index

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

Comparison of Financial Condition at June 30, 2017 and June 30, 2016

Total Assets.  Total assets increased $468.3 million to $4.14 billion at June 30, 2017, from $3.67 billion at June 30, 2016.  The asset growth rate for fiscal 2017 was 12.8%.

Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) increased $17.0 million to $33.6 million at June 30, 2017, from $16.6 million at June 30, 2016.

Net Loans.  Loans, net increased $434.7 million to $3.57 billion at June 30, 2017, from $3.13 billion at June 30, 2016.  The growth rate was 13.9%.  See "Comparison of Operating Results for the Periods Ended June 30, 2017 and 2016-Total Interest Income" for discussion regarding loans balances.

Securities available for sale ("AFS").  Securities AFS decreased $43.9 million to $97.9 million at June 30, 2017, from $141.9 million at June 30, 2016.  The majority of the securities sold in conjunction with the balance sheet restructure were securities AFS.

Securities held to maturity ("HTM").  Securities HTM increased $71.5 million to $239.6 million at June 30, 2017, from $168.1 million at June 30, 2016.  The majority of the securities purchased during the year, including those purchased in conjunction with the balance sheet restructure were classified as HTM.

Deposits.  Deposits increased $596.5 million to $2.86 billion at June 30, 2017, from $2.26 billion at June 30, 2016.  See "Comparison of Operating Results for the Periods Ended June 30, 2017 and 2016-Total Interest Expense" for discussion regarding deposit balances.

Borrowings.  Borrowings decreased $139.6 million to $642.1 million at June 30, 2017, from $781.6 million at June 30, 2016.  See "Comparison of Operating Results for the Periods Ended June 30, 2017 and 2016-Total Interest Expense" for discussion regarding borrowing amounts.

Stockholders' Equity.  Stockholders' equity increased $24.0 million to $559.2 million at June 30, 2017, from $535.2 million at June 30, 2016.  The increase was primarily due to net income, the release of treasury shares in conjunction with stock option exercises, the net impact of the amortization of stock based compensation plans and a decrease in other comprehensive loss, partially offset by dividends and repurchases.  The balance sheet restructure had a significant impact on other comprehensive loss, resulting in other comprehensive income.  The dividends paid include regular quarterly dividends of $0.175 per share paid on August 19, 2016, November 18, 2016, February 17, 2017 and May 19, 2017, as well as a special dividend of $0.50 per share paid on December 23, 2016.  During the twelve months ended June 30, 2017, 98,655 shares of stock were repurchased at a total cost of $1.6 million and an average cost of $15.95 per share.  The shares repurchased were shares redeemed by employees, in lieu of payroll taxes due, in conjunction with the vesting of stock awards from the Company's Equity Plans.  Based on our June 30, 2017 closing price of $17.05 per share, the Company stock was trading at 140.2% of book value.

Index
Comparison of Operating Results for the Periods Ended June 30, 2017 and 2016
Net Income.  Net income decreased $3.2 million to $49.1 million for the twelve months ended June 30, 2017, from $52.3 million for the corresponding 2016 period.  The primary causes of the decrease in the 2017 period were due to atypical items.  Changes in net gains on sales of assets, FHLB prepayment penalties and net loss on termination of derivatives, net of their tax effect, accounted for the majority of the periodic disparities.   Several of these items pertain to the balance sheet restructures.  See additional details under "2017 Balance Sheet Restructure" and "2016 Balance Sheet Restructures."  Return on average assets and average equity was 1.24% and 8.98% for the fiscal year ended June 30, 2017, respectively.  Return on average assets and average equity was 1.50% and 9.91% for the fiscal year ended June 30, 2016, respectively.

2017 Balance Sheet restructure.  During the quarter ended June 30, 2017, the Company undertook a "balance sheet restructure" to improve its net interest income and interest rate risk position.  The pretax costs associated with the execution of the restructure transaction totaled $13.9 million.  The Company realized a pretax gain of $20.6 million on the sale of an investment in real estate joint ventures during the quarter ended March 31, 2017.  Management utilized a portion of this gain to restructure the balance sheet and offset the costs associated with the restructure transaction.  The restructure transaction is expected to positively impact prospective net interest income.  The steps taken in conjunction with the current period restructure are detailed below:
·	The Company prepaid a total of $117.9 million of FHLB advances with a weighted average effective cost of 2.74%. In conjunction with the prepayments, the Company incurred costs totaling $5.2 million.
·
The Company terminated $100.0 million notional of existing interest rate swaps with a weighted average pay rate obligation of 3.12%.  In conjunction with the termination, the Company incurred a loss totaling $7.9 million.  The Company also terminated a related interest rate swap for a gain of $156,000, bringing the net loss on termination of derivatives to $7.7 million.

·	The Company executed $195.0 million of additional swaps. The swaps have a weighted average life of 5.5 years, a weighted average rate of 1.72% and a weighted average total cost of 1.82%.
·	The Company incurred fees totaling $270,000 in conjunction with the restructure transaction.
·
The Company obtained $95 million of brokered deposits to hedge the incremental amount of new swaps.  In addition, the costs associated with its existing brokered deposit portfolio of approximately $340 million were reduced by 2.3 basis points.

·	The Company committed to a new FHLB advance in the amount of $22.9 million at a rate of 1.72%.
·	The Company sold $57.0 million of securities with a book yield of 1.35%. The Company incurred a loss of $826,000 on this sale.
·	The Company purchased $58.9 million of mortgage backed securities with a projected book yield of 1.95%.
·
The restructure took place toward the end of the June 30, 2017 quarter and had minimal impact on the net interest spread and margin for that period.  The Company anticipates that the restructure transaction will improve margin by approximately 8 basis points prospectively.  The Company cautions that numerous other factors also impact margin.

Excluding the $13.9 million of costs associated with the restructure, net income for the three and twelve months ended June 30, 2017 would have been approximately $12.0 million (or $0.27 basic and diluted common share) and $58.2 million (or $1.35 basic and $1.31 diluted common share), respectively.

Similar restructure transactions were executed during the quarters ended June 30, 2016 and December 31, 2015, see "2016 Balance Sheet Restructures."  The 2017 Balance Sheet restructure incurred total FHLBNY prepayment penalties and net loss on termination of derivatives of $12.8 million as well as a loss on sale of securities of $826,000.  The 2016 Balance Sheet restructures incurred total FHLBNY prepayment penalties of $18.0 million and a gain on sale of securities of $990,000.

The Company does not anticipate any additional material restructure transactions for the foreseeable future.

Total Interest Income.  The components of interest income for the years ended June 30, 2017 and 2016, changed as follows:

	Twelve Months Ended June 30,				Increase / (decrease)
	2017		2016			Average
	Income	Yield	Income	Yield	Income	Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$133,967	3.99%	$125,427	4.34%	$8,540	$468,991	(0.35)%
Dividends on FHLB stock	1,834	5.19%	1,588	4.35%	246	(1,173)	0.84%
Interest on securities AFS	3,154	1.85%	4,566	1.99%	(1,412)	(58,744)	(0.14)%
Interest on securities HTM	3,500	1.86%	2,737	1.95%	763	48,147	(0.09)%
Interest on federal funds sold and short term investments	7	0.73%	6	0.36%	1	(717)	0.37%
Total interest income	$142,462	3.80%	$134,324	4.08%	$8,138	$456,504	(0.28)%

Index

The Company's primary strategic business objective is the organic growth of multifamily and commercial real estate loans.  The average balance of the loan portfolio increased $469.0 million, or 16.2%, for the twelve months ended June 30, 2017 versus the comparable 2016 period.  Loan originations, purchases and prepayments totaled $732.0 million, $65.9 million and $365.4 million, respectively, for the fiscal year ended June 30, 2017.  Loan originations, purchases and prepayments totaled $710.1 million, $98.8 million and $436.3 million, respectively, for the fiscal year ended June 30, 2016.

The yield on the loan portfolio decreased 35 basis points for the fiscal year ended June 30, 2017 versus the comparable 2016 period.  However, this result was impacted by the level of prepayment penalties.  Prepayment penalties totaled $2.9 million for the twelve months ended June 30, 2017 versus $5.7 million for the twelve months ended June 30, 2016.  Absent prepayment penalties, the yield on the loan portfolio decreased 24 basis points over the periods.  Prepayment penalties boosted annualized loan yield by 9 basis points in the 2017 period versus 19 basis points in the 2016 period.  While there has been an extended period of downward pressure on loan yields, recent results show the trend to be ebbing.  This is occurring primarily because the yield on new loan originations has approximated the yield on the existing loan portfolio.  The Company has not adjusted its underwriting in order to boost yields on new originations.  The Company continues to minimize the fixed period of its loan originations in order to limit the interest rate risk associated with the loan portfolio.  The majority of the Company's loan originations typically have a reset of five years or less.  Market rates for new loan originations will have a material impact on the Company's ability to generate new originations that approximate or exceed the yield on the existing loan portfolio.

The average balance of securities available for sale decreased $58.7 million for the twelve months ended June 30, 2017 versus the comparable 2016 period, while the average balance of securities held to maturity increased $48.1 million over the same period.  The Company has been classifying the majority of new purchases as held to maturity.  These balances were also impacted by purchases and sales made in conjunction with balance sheet restructures.

Total Interest Expense. The components of interest expense for the years ended June 30, 2017 and 2016, changed as follows:

	Twelve Months Ended June 30,				Increase / (decrease)
	2017		2016			Average
	Expense	Cost	Expense	Cost	Expense	Balance	Cost
	(Dollars in thousands)
Savings deposits	$391	0.23%	$380	0.24%	$11	$11,751	(0.01)%
Money market	7,742	1.05%	5,034	0.77%	2,708	84,851	0.28%
Checking accounts	3,015	0.46%	1,666	0.37%	1,349	211,039	0.09%
Time deposits	13,523	1.33%	10,804	1.24%	2,719	145,801	0.09%
Total deposits	24,671	0.95%	17,884	0.84%	6,787	453,442	0.11%
Borrowings	13,180	1.83%	16,139	2.21%	(2,959)	(11,431)	(0.38)%
Total interest expense	$37,851	1.14%	$34,023	1.19%	$3,828	$442,011	(0.05)%
Strong deposit growth remains a critical objective for the Company.  As detailed above, the average balance of deposits increased $453.4 million for the year ended June 30, 2017 versus the comparable 2016 period, representing growth of 21.2%.  As discussed under "2017 Balance Sheet Restructure" and "2016 Balance Sheet Restructures," brokered deposits impacted the average balance of both periods.  Absent the impact of brokered funds, the average balance of deposits increased $350.1 million for the year ended June 30, 2017 versus the comparable 2016 period, representing growth of 18.8%.  The overall cost of deposits increased 11 basis points for the quarter ended June 30, 2017 versus the comparable 2016 period.  The increased cost of money market accounts and checking accounts are primarily attributable to the costs of interest rate swaps that are being reflected as interest expense on these accounts.  The situation occurred as result of the balance sheet restructures.  The increase in the cost of time deposits is primarily due to the impact of market pressures.
As detailed in the table above, the average balance of borrowings decreased $11.4 million for the twelve months ended June 30, 2017 versus the comparable 2016 period, and the cost decreased 38 basis points.  The increase in the average balance of deposits allowed the Company to primarily fund asset growth with deposits and reduce borrowing levels.  The cost of borrowings was impacted by the balance sheet restructures market rates, as well as the level and cost of overnight borrowings.

Index

Net Interest Income Before Provision for Loan Losses.  Net interest income increased $4.3 million to $104.6 million for the twelve months ended June 30, 2017, from $100.3 million for the twelve months ended June 30, 2016.  The Company's spread and margin for the fiscal year ended June 30, 2017 were 2.66% and 2.79%, respectively.  The spread and margin for the fiscal year ended June 30, 2016 were 2.89% and 3.04%, respectively.  These results were impacted by the decreased level of prepayment penalty income in the 2017 periods.  The changes to spread and margin are illustrated in greater detail through the quarterly information provided in the table below. The table itemizes quarterly net interest income, and annualized spread and margin over the identified periods.

	Net Interest Income Before	Prepayment Penalty	Net Interest Income Before Provision, Excluding Prepayment	Including Prepayment Penalties		Excluding Prepayment Penalties
Quarter Ended	Provision	Income	Penalties	Spread	Margin	Spread	Margin
	(Dollars in thousands)
June 30, 2017	$26,287	$236	$26,051	2.54%	2.68%	2.52%	2.66%
March 31, 2017	26,795	821	25,974	2.63	2.75	2.54	2.67
December 31, 2016	26,229	1,199	25,030	2.72	2.86	2.59	2.73
September 30, 2016	25,300	631	24,669	2.73	2.87	2.65	2.80
June 30, 2016	25,707	1,538	24,169	2.82	2.97	2.64	2.79

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

The Company's spread and margin remain under pressure due to several factors, including: the relatively flat treasury yield curve; modifications of loans within the existing loan portfolio; prepayments of higher yielding loans and investments; increased funding costs pertaining to the increases in the federal funds target rate and interest costs necessary to attract deposit balances. The increases in the discount rate and federal funds target rate by the Federal Open Market Committee in December 2015, December 2016, March 2017 and June 2017 have increased the cost of the Company's short term borrowings and indirectly increased the cost of time deposits.  These increases may also negatively impact the cost of deposits prospectively.  Longer term rates had generally risen due to market conditions since October, 2016.  However, the increases in longer term rates began to abate in March, 2017 and have generally decreased since that time.  Despite these pressures, excluding prepayment penalties, the rate of spread and margin compression has been decreasing and the Company's net interest income has continued to expand.

The Company's net interest income and net interest rate spread were negatively impacted in both periods due to the reversal of accrued interest income on loans delinquent more than 90 days.  The total of such income reversed was $283,000 for the twelve months ended June 30, 2017, and $555,000 for the twelve months ended June 30, 2016.

Index

Provision for Loan Losses.  The Company recorded no provision for loan losses for the years ended June 30, 2017 or 2016.  A rollforward of the allowance for loan losses for the years ended June 30, 2017 and 2016 is presented below.

	Twelve months ended
	June 30,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$29,951	$30,889
Provisions charged to operations	—	—
Recoveries of loans previously charged off	409	9
Loans charged off	(88)	(947)
Balance at end of period	$30,272	$29,951

Allowance for loan losses to total loans	0.84%	0.94%
Net charge-offs to average loans outstanding	(0.01%)	0.03%

Delinquency and non performing asset information is provided below:
	6/30/2017	6/30/2016	6/30/2015	6/30/2014
	(Dollars in thousands)
Delinquency Totals
30 - 59 days past due*	$1,374	$8,912	$2,535	$3,411
60 - 89 days past due*	1,571	1698	416	214
Nonaccrual	10,223	9,968	12,575	17,972
Total	$13,168	$20,578	$15,526	$21,597

Non Performing Asset Totals
Nonaccrual loans, per above	$10,223	$9,968	$12,575	$17,972
Real Estate Owned	140	487	4,059	3,850
Total	$10,363	$10,455	$16,634	$21,822

Nonaccrual loans to total loans	0.28%	0.31%	0.45%	0.71%
Delinquent loans to total loans	0.37%	0.65%	0.55%	0.85%
Non performing assets to total assets	0.25%	0.28%	0.50%	0.69%
*Excludes non-accrual loans less than 90 days past due as they are included in the non-accrual total.

Delinquent loan and non performing asset totals continue to illustrate minimal credit issues at the Company.  Further, of the $10.2 million in loans classified as nonaccrual at June 30, 2017, $6.8 million were fully current.

Index

Other Income.  Total other income decreased $27.4 million to $16.8 million for the twelve months ended June 30, 2017 from $44.2 million for the twelve months ended June 30, 2016.  The results for both periods were impacted by infrequent items.  The Company continued and concluded its previously announced intention as to the strategic disposition of its investments in real estate joint ventures and real estate held for investment portfolios.  Such sales realized a pretax gain of $20.9 million for the twelve months ended June 30, 2017 versus $37.9 million for the comparable 2016 period.  Net loss on termination of derivatives of $7.7 million and a loss on the sale of securities of $826,000 were incurred in the 2017 period in conjunction with the balance sheet restructure.  In the 2016 period, the Company realized a gain of $990,000 on the sale of securities available for sale and had no derivative losses.  Net income from investments in real estate joint ventures and income from real estate operations, net decreased by a combined $709,000 for the year ended June 30, 2017 as compared to the year ended June 30, 2016.  Earnings from these two categories decreased as the Company has now disposed of all such properties.

Other Expenses.  Total other expenses decreased $17.8 million to $45.9 million for the twelve months ended June 30, 2017, from $63.7 million for the twelve months ended June 30, 2016.  The results for both periods were impacted by costs incurred in conjunction with balance sheet restructures.  However, there were two balance sheet restructures in the 2016 period versus one in the 2017 period.  Total FHLB prepayment penalties in the 2016 period were $18.0 million.   Total FHLB prepayment penalties in the 2017 period were $5.2 million.  See additional details under "2017 Balance Sheet Restructure" and "2016 Balance Sheet Restructures."  Compensation, payroll taxes and fringe benefits decreased $4.9 million to $28.9 million for the twelve months ended June 30, 2017, from $33.8 million for the twelve months ended June 30, 2016.  This decrease primarily pertained to the amortization cost associated with the Company's 2011 Equity Plan.  The majority of the stock awards and stock options granted in conjunction with this plan fully amortized in August 2016.  The expenses associated with this plan decreased $5.0 million between the two periods.  In addition, increases in salary expense and health insurance costs were partially offset by a decrease in ESOP expense and a net decrease in costs associated with nonqualified benefit plans.

Income Tax Expense.  Income tax expense for the twelve months ended June 30, 2017, was $26.4 million, on pre-tax income of $75.5 million, resulting in an effective tax rate of 34.9%.  Income tax expense for the twelve months ended June 30, 2016, was $28.5 million, on pre-tax income of $80.8 million, resulting in an effective tax rate of 35.3%.  The effective tax rates for all periods were impacted by the amount of excess tax benefit associated with the exercise or vesting of stock awards that occurred during the period.

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

2016 Balance Sheet restructures.  During the quarter ended December 31, 2015, the Company undertook a "balance sheet restructure" to improve its net interest income and interest rate risk position.  The Company utilized a portion of the gains it realized on the sale of entities in its investments in real estate joint ventures and real estate held for investment portfolios to offset the costs associated with the restructure.  The steps that were taken in this restructure are detailed below:
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

·	In July 2016, the Company purchased $35.2 million of mortgage backed securities with less interest rate risk and a lower yield than those that were sold in June.

Index
Total Interest Income.  The components of interest income for the years ended June 30, 2016 and 2015, changed as follows:

	Twelve Months Ended June 30,				Increase / (decrease)
	2016		2015			Average
	Income	Yield	Income	Yield	Income	Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$125,427	4.34%	$121,778	4.63%	$3,649	$259,610	(0.29)%
Dividends on FHLB stock	1,588	4.35%	1,908	4.38%	(320)	(7,007)	(0.03)%
Interest on securities AFS	4,566	1.99%	6,301	1.98%	(1,735)	(89,658)	0.01%
Interest on securities HTM	2,737	1.95%	1,766	2.11%	971	56,576	(0.16)%
Interest on federal funds sold
and short term investments	6	0.36%	6	0.25%	—	(810)	0.11%
Total interest income	$134,324	4.08%	$131,759	4.28%	$2,565	$218,711	(0.20)%

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
Total Interest Expense. The components of interest expense for the years ended June 30, 2016 and 2015, changed as follows:

	Twelve Months Ended June 30,				Increase / (decrease)
	2016		2015			Average
	Expense	Cost	Expense	Cost	Expense	Balance	Cost
	(Dollars in thousands)
Savings deposits	$380	0.24%	$381	0.24%	$(1)	$(289)	0.00%
Money market	5,034	0.77%	2,508	0.51%	2,526	160,183	0.26%
Checking accounts	1,666	0.37%	1,732	0.38%	(66)	(1,298)	(0.01)%
Time deposits	10,804	1.24%	7,228	1.04%	3,576	177,211	0.20%
Total deposits	17,884	0.84%	11,849	0.66%	6,035	335,807	0.18%
Borrowings	16,139	2.21%	22,354	2.57%	(6,215)	(140,318)	(0.36)%
Total interest expense	$34,023	1.19%	$34,203	1.28%	$(180)	$195,489	(0.09)%
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

	Net Interest Income Before	Prepayment Penalty	Net Interest Income Before Provision, Excluding Prepayment	Including Prepayment Penalties		Excluding Prepayment Penalties
Quarter Ended	Provision	Income	Penalties	Spread	Margin	Spread	Margin
	(Dollars in thousands)
June 30, 2016	$25,707	$1,538	$24,169	2.82%	2.97%	2.64%	2.79%
March 31, 2016	25,151	997	24,154	2.86	3.01	2.74	2.89
December 31, 2015	25,294	1,550	23,744	2.99	3.14	2.79	2.95
September 30, 2015	24,149	1,582	22,567	2.89	3.05	2.69	2.85
June 30, 2015	23,921	830	23,091	2.89	3.05	2.78	2.95

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

	Twelve months ended
	June 30,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$30,889	$31,401
Provisions charged to operations	—	200
Recoveries of loans previously charged off	9	1
Loans charged off	(947)	(713)
Balance at end of period	29,951	30,889

Allowance for loan losses to total loans	0.94%	1.10%
Net charge-offs to average loans outstanding	0.03%	0.03%

Index

Delinquency and non performing asset information is provided below:
	6/30/2016	6/30/2015	6/30/2014	6/30/2013
	(Dollars in thousands)
Delinquency Totals
30 - 59 days past due*	$8,912	$2,535	$3,411	$7,416
60 - 89 days past due*	1698	416	214	2,643
Nonaccrual	9,968	12,575	17,972	23,910
Total	$20,578	$15,526	$21,597	$33,969

Non Performing Asset Totals
Nonaccrual loans, per above	$9,968	$12,575	$17,972	$23,910
Real Estate Owned	487	4,059	3,850	1,742
Total	$10,455	$16,634	$21,822	$25,652

Nonaccrual loans to total loans	0.31%	0.45%	0.71%	1.03%
Delinquent loans to total loans	0.65%	0.55%	0.85%	1.47%
Non performing assets to total assets	0.28%	0.50%	0.69%	0.91%
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

Index
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

	For the Years Ended June 30,
	2017			2016			2015
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$3,357,187	$133,967	3.99%	$2,888,196	$125,427	4.34%	$2,628,586	$121,778	4.63%
Securities available for sale	170,407	3,154	1.85%	229,151	4,566	1.99%	318,809	6,301	1.98%
Securities held to maturity	188,576	3,500	1.86%	140,429	2,737	1.95%	83,853	1,766	2.11%
Federal Home Loan Bank Stock	35,334	1,834	5.19%	36,507	1,588	4.35%	43,514	1,908	4.38%
Federal funds sold and short term investments	957	7	0.73%	1,674	6	0.36%	2,484	6	0.25%
Total interest-earning assets	3,752,461	142,462	3.80%	3,295,957	134,324	4.08%	3,077,246	131,759	4.28%
Non-interest-earning assets	196,441			182,675			177,324
Total assets	$3,948,902			$3,478,632			$3,254,570
Interest-bearing liabilities:
Savings deposits	$172,053	391	0.23%	$160,302	380	0.24%	$160,591	381	0.24%
Money market	739,750	7,742	1.05%	654,899	5,034	0.77%	494,716	2,508	0.51%
Checking accounts	660,944	3,015	0.46%	449,905	1,666	0.37%	451,203	1,732	0.38%
Time deposits	1,016,711	13,523	1.33%	870,910	10,804	1.24%	693,699	7,228	1.04%
Total deposits	2,589,458	24,671	0.95%	2,136,016	17,884	0.84%	1,800,209	11,849	0.66%
Borrowings	719,647	13,180	1.83%	731,078	16,139	2.21%	871,396	22,354	2.57%
Total interest-bearing liabilities	3,309,105	37,851	1.14%	2,867,094	34,023	1.19%	2,671,605	34,203	1.28%
Non-interest-bearing liabilities	92,447			83,579			67,735
Total liabilities	3,401,552			2,950,673			2,739,340
Stockholders' equity	547,350			527,959			515,230
Total liabilities and stockholders' equity	$3,948,902			$3,478,632			$3,254,570
Net interest income		$104,611			$100,301			$97,556
Net interest rate spread (2)			2.66%			2.89%			3.00%
Net interest-earning assets (3)	$443,356			$428,863			$405,641
Net interest margin (4)			2.79%			3.04%			3.17%
Ratio of interest-earning assets to interest-bearing liabilities			113.40%			114.96%			115.18%

(1)	Includes nonaccrual loans.
(2)	Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.
(3)	Net interest-earning assets represents total interest-earning assets less interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percent of average interest-earning assets for the period.

Index

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

	Years Ended June 30,			Years Ended June 30,
	2017 vs 2016			2016 vs 2015
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(In thousands)
Interest-earning assets:
Loans, net	$20,367	$(11,827)	$8,540	$12,027	$(8,378)	$3,649
Securities available for sale	(1,171)	(241)	(1,412)	(1,772)	37	(1,735)
Securities held to maturity	938	(175)	763	1,192	(221)	971
Federal Home Loan Bank Stock	(51)	297	246	(307)	(13)	(320)
Federal Funds sold and short term investments	(3)	4	1	(2)	2	—
Total interest-earning assets	20,081	(11,943)	8,138	$11,138	$(8,573)	$2,565
Interest-bearing liabilities:
Savings accounts	28	(17)	11	(1)	—	(1)
Money market	652	2,056	2,708	812	1,714	2,526
Checking accounts	781	568	1,349	(5)	(61)	(66)
Time deposits	1,809	910	2,719	1,846	1,730	3,576
Total deposits	3,270	3,517	6,787	2,653	3,382	6,035
Borrowings	(252)	(2,707)	(2,959)	(3,600)	(2,615)	(6,215)
Total interest-bearing liabilities	3,018	810	3,828	(947)	767	(180)
Change in net interest income	$17,063	$(12,753)	$4,310	$12,084	$(9,340)	$2,745

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

Index

The chart below provides maturity/repricing information for the entire loan portfolio, the majority of which is comprised of multifamily and commercial real estate loans.

Loan Portfolio by Reprice/Maturity Date
At June 30, 2017
(Dollars in thousands)
		Weighted	% of Total	Cumulative
Repricing or Maturing Within:	Amount	Avg. Rate	Loans	Percent
Less than 1 year	$518,493	3.72%	14.38%	14.38%
1 - 3 years	1,445,639	3.46%	40.10%	54.48%
3 - 5 years	830,035	3.73%	23.03%	77.51%
5 -7 years	343,723	4.01%	9.53%	87.04%
7 - 10 years	103,548	4.49%	2.87%	89.91%
Greater than 10 years	363,772	4.59%	10.09%	100.00%
	$3,605,210	3.76%	100.00%

As of June 30, 2017, 77.51% of the portfolio mature or reprice in five years or less.

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

The table below sets forth, as of June 30, 2017, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest	Estimated	Estimated Increase (Decrease) in NPV			Increase (Decrease)
Rates (basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
	(Dollars in thousands)
200	$516,798	$($72,398)	(12.29)%	13.01%	(124)
100	557,558	$(31,638)	(5.37)%	13.74%	(51)
0	589,196	—	0.00%	14.25%	—
-100	629,902	$40,706	6.91%	14.89%	64

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2017 in the event of a 100 basis point decrease in interest rates, we would experience a 6.9% increase in net portfolio value.  In the event of 200 and 100 basis point increases in interest rates, we would experience a 12.3% decrease and a 5.4% decrease in net portfolio value, respectively.  These changes in net portfolio value are within the limitations established in our asset and liability management policies.  This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.

Index

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At June 30, 2017 and 2016, cash and cash equivalents totaled $33.6 million and $16.6 million, respectively.  Securities classified as available for sale, which provide additional sources of liquidity, totaled $97.9 million and $141.9 million at June 30, 2017 and 2016, respectively.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2017, we had $67.7 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $15.8 million in unused lines of credit to borrowers.  Time deposits due within one year of June 30, 2017 totaled $658.8 million, or 23.06% of total deposits.  If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and FHLB advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits.  We believe, however, based on past experience, that a significant portion of our time deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity currently is the origination of loans and the purchase of loans and securities. During the year ended June 30, 2017, loan originations and purchases totaled $732.0 million and $65.9 million, respectively.  During the year ended June 30, 2016, loan originations and purchases totaled $710.1 million and $98.8 million, respectively.  Security purchases during the years ended June 30, 2017 and 2016 totaled $176.9 million and $124.8 million, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances.  We experienced a net increase in total deposits of $596.5 million and $297.3 million for the fiscal years ended June 30, 2017 and 2016, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Index

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of New York, which provide an additional source of funds.  Borrowings reflected a net decrease of $139.6 million and $171.1 million during the fiscal years ended June 30, 2017 and 2016, respectively.  FHLB advances have primarily been used to fund loan demand and provide longer-term sources of funding.  At June 30, 2017, the Company had additional borrowing capacity of $1.06 billion with the FHLB.

Oritani Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2017, Oritani Bank exceeded all regulatory capital requirements.  Oritani Bank is considered "well capitalized" under regulatory guidelines.  See "Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements" and Note 17 of the Notes to the Consolidated Financial Statements.

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

The Company's primary use of funds has been dividends to shareholders and repurchases of common stock.  The declarations of such dividends are at the discretion of the Company and the dividend amount could be reduced or eliminated if the payment of a dividend to shareholders would result in a liquidity concern.  The Company's loan portfolio was an additional source and use of funds.  The Company periodically originated loans which were a significant use of funds.  The principal and interest payments from these loans provided a recurring source of funds.  The majority of the Company's loans were directly or indirectly related to entities in the Company's investment in real estate joint ventures and real estate held for investment portfolios.  The Company announced its intention to explore the strategic disposition of the properties and interests in these portfolios.  As of June 30, 2016, the properties and interests in these portfolios were disposed, the related loans were repaid and the sales activity and loan repayments were a significant, but transitory, source of funds.  In addition, the Company secured external financing, a source of funds independent of the Bank.  At June 30, 2017 and 2016, the Company had $12.5 million in borrowings outstanding from another financial institution.  In addition, at June 30, 2017 and 2016, the Company, on an unconsolidated basis, had cash and cash equivalents of $24.4 million and $66.2 million, respectively.

Index

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at June 30, 2017. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Federal Home Loan Bank advances	$211,200	$199,653	$171,778	$59,428	$642,059
Operating leases	755	1,298	758	193	3,004
Total	$211,955	$200,951	$172,536	$59,621	$645,063
Commitments to extend credit	$67,715	$—	$—	$—	$67,715
Unadvanced construction loans	$2,289	$—	$—	$—	$2,289
Unused lines of credit	$15,787	$—	$—	$—	$15,787

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

Index

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

Oritani Financial Corp.'s management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2017.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).  Based on our assessment we believe that, as of June 30, 2017, the Company's internal control over financial reporting is effective based on those criteria.

Oritani Financial Corp.'s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of June 30, 2017. This report appears on page 53.

The Company has agreed to indemnify and hold KPMG LLP (KPMG) harmless against and from any and all legal costs and expenses incurred by KPMG in successful defense of any legal action or proceeding that arises as a result of KPMG's consent to the inclusion (or incorporation by reference) of its audit report on the Company's past financial statements included (or incorporated by reference) in this registration statement.

Index

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

Information regarding director nominees, incumbent directors, executive officers, the Audit Committee of the board of directors, Audit Committee financial experts and procedures by which stockholders may recommend director nominees required by this item is set forth under "Proposal I Election of Directors" under the captions "Directors," "Executive Officers," "Nominees for Directors," "Continuing Directors," "Board Meetings and Committees," "Corporate Governance, Code of Ethics and Business Conduct" and "Procedures for the Consideration of Board Candidates Submitted by Stockholders" in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 21, 2017 and is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under "General Information" under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 21, 2017 and is incorporated herein by reference.

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

The information required by this item is set forth under "Proposal 1 Election of Directors" under the captions "Compensation Committee," "Executive Compensation" and "Director Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 21, 2017 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is set forth under "General Information" under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 21, 2017 and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of June 30, 2017 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options (1)	Weighted Average Exercise Price (2)	Number of Securities Remaining Available for Issuance Under Plan
Equity compensation plans approved by stockholders	3,657,160	$11.62	315,407	(3)
Equity compensation plans not approved by stockholders	—	—	—
	3,657,160	$11.62	315,407

(1)	Consists of outstanding stock options to purchase 3,657,160 shares of common stock granted under the Company's stock-base compensation plans.

(2)
The weighted average exercise price reflects the exercise price of $10.43 per share for 906,472 stock options granted in 2008; an exercise price of $11.95 per share for 2,698,422 stock options granted in 2011; an exercise price of $14.55 per share for 18,666 stock options granted in 2012, an exercise price of $16.19 per share for 20,800 stock options granted in 2013, an exercise price of $15.42 per share for 8,800 stock options for granted in 2014, and $15.89 per share for 4,000 stock options granted in in 2015 under the Company's stock-based compensation plans.

(3)	Represents the number of available shares that may be granted as stock options and stock awards under the Company's stock-based compensation plans.

Index

ITEM 13.	CERTAIN RELATIONSHIPS, AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set  forth under "Proposal I Election of Directors" under the caption "Director Independence" and "Transactions With Certain Related Persons" in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 21, 2017 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under "Proposal II Ratification of the Appointment of the Independent Registered Public Accounting Firm" in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 21, 2017 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.
(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Balance Sheets—at June 30, 2017 and 2016
(C)	Consolidated Statements of Income—Years ended June 30, 2017, 2016 and 2015
(D)	Consolidated Statements of Comprehensive Income—Years ended June 30, 2017, 2016 and 2015
(E)	Consolidated Statements of Stockholders' Equity—Years ended June 30, 2017, 2016 and 2015
(F)	Consolidated Statements of Cash Flows—Years ended June June 30, 2017, 2016 and 2015
(G)	Notes to Consolidated Financial Statements.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable

Index
Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Oritani Financial Corp.
Township of Washington, New Jersey

We have audited the accompanying consolidated balance sheet of Oritani Financial Corp. (the "Company") as of June 30, 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended.  We also have audited the Company's internal control over financial reporting as of June 30, 2017, based on criteria established in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting located in Item 9A.  Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on criteria established in 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/Crowe Horwath LLP
Livingston, New Jersey
August 29, 2017

Index
Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Oritani Financial Corp.
Township of Washington, New Jersey:

We have audited the accompanying consolidated balance sheet of Oritani Financial Corp. and subsidiaries (the Company) as of June 30, 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended June 30, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oritani Financial Corp. and subsidiaries as of June 30, 2016, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Short Hills, New Jersey
 September 13, 2016

Index

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
Assets	2017	2016
Cash on hand and in banks	$33,252	$16,243
Federal funds sold and short term investments	326	328
Cash and cash equivalents	33,578	16,571
Loans, net	3,566,703	3,131,957
Securities available for sale, at fair value	97,930	141,850
Securities held to maturity, fair value of $237,204 and $170,706, respectively.	239,631	168,107
Bank Owned Life Insurance (at cash surrender value)	95,946	93,327
Federal Home Loan Bank of New York ("FHLB") stock, at cost	32,504	38,003
Accrued interest receivable	10,620	9,943
Investments in real estate joint ventures, net	—	4,307
Real estate owned	140	487
Office properties and equipment, net	13,909	14,338
Deferred tax assets, net	37,693	47,360
Other assets	9,030	3,088
Total Assets	$4,137,684	$3,669,338

Liabilities
Deposits	$2,856,478	$2,260,003
Borrowings	642,059	781,623
Advance payments by borrowers for taxes and insurance	23,496	21,415
Other liabilities	56,428	71,097
Total liabilities	3,578,461	3,134,138

Stockholders' Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 45,992,366 shares outstanding at June 30, 2017 and 45,247,420 shares outstanding at June 30, 2016	562	562
Additional paid-in capital	512,337	513,177
Restricted Stock Awards	(458)	(4,242)
Treasury stock, at cost; 10,252,699 shares at June 30, 2017 and 10,997,645 shares at June 30, 2016	(136,517)	(146,173)
Unallocated common stock held by the employee stock ownership plan	(18,407)	(20,481)
Retained income	198,186	202,429
Accumulated other comprehensive income (loss), net of tax	3,520	(10,072)
Total stockholders' equity	559,223	535,200
Total Liabilities and Stockholders' Equity	$4,137,684	$3,669,338

See accompanying notes to consolidated financial statements.

Index

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income
Years ended June 30, 2017, 2016 and 2015

	Years ended June 30,
	2017	2016	2015
	(Dollars in thousands, except per share data)
Interest income:
Interest on mortgage loans	$133,967	$125,427	$121,778
Interest on securities available for sale	3,154	4,566	6,301
Interest on securities held to maturity	3,500	2,737	1,766
Dividends on FHLB stock	1,834	1,588	1,908
Interest on federal funds sold and short term investments	7	6	6
Total interest income	142,462	134,324	131,759
Interest expense:
Deposits (note 10)	24,671	17,884	11,849
Borrowings (note 12)	13,180	16,139	22,354
Total interest expense	37,851	34,023	34,203
Net interest income before provision for loan losses	104,611	100,301	97,556
Provision for loan losses (note 5)	—	—	200
Net interest income after provision for loan losses	104,611	100,301	97,356
Other income:
Service charges	764	862	913
Real estate operations, net	—	301	1,350
Net income from investments in real estate joint ventures	769	1,177	1,805
Bank Owned Life Insurance income	2,618	2,718	2,555
Net (loss) gain on sale of securities	(826)	990	768
Net gain on sale of assets and loans	20,856	37,544	11,616
Net gain (loss) on sale of real estate owned	—	328	(9)
Net loss on termination of derivatives	(7,670)	—	—
Other income	333	324	284
Total other income	16,844	44,244	19,282
Operating expenses:
Compensation, payroll taxes and benefits (notes 14 and 15)	28,862	33,774	29,745
Advertising	502	361	385
Office occupancy and equipment expense (notes 9 and 16)	3,178	3,002	3,003
Data processing service fees	2,213	2,030	1,961
Federal insurance premiums	1,350	1,649	1,571
Real estate owned expense	307	342	1,954
FHLBNY prepayment penalties	5,169	17,988	806
Other expenses	4,348	4,570	4,097
Total operating expenses	45,929	63,716	43,522

Income before income tax expense	75,526	80,829	73,116
Income tax expense (note 11)	26,382	28,534	26,214
Net income	$49,144	$52,295	$46,902
Basic income per common share	$1.14	$1.25	$1.13
Diluted income per common share	$1.10	$1.21	$1.10

 See accompanying notes to consolidated financial statements.

Index

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
Years ended June 30, 2017, 2016 and 2015
(In thousands)

	Years ended June 30,
	2017	2016	2015
Net of tax:
Net income	$49,144	$52,295	$46,902
Other comprehensive income, net of tax:
Change in unrealized holding (loss) gain on securities available for sale	(1,593)	595	(820)
Reclassification adjustment for security losses (gains) included in net income	502	(562)	(412)
Change in unrealized gain (loss) on interest rate swaps	8,981	(7,916)	(2,111)
Reclassification adjustment for derivative losses included in net income	4,614	—	—
Amortization related to post-retirement obligations	246	129	54
Change in funded status of retirement obligations	842	(470)	(753)
Total other comprehensive income (loss)	13,592	(8,224)	(4,042)
Total comprehensive income	$62,736	$44,071	$42,860

See accompanying notes to consolidated financial statements.

Index

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years ended June 30, 2017, 2016 and 2015
(Dollars in thousands)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Un- allocated common stock held by ESOP	Retained income	Accumu- lated other compre- hensive income (loss), net of tax	Total stock- holders' equity
Balance at June 30, 2016	45,247,420	$562	$513,177	$(4,242)	$(146,173)	$(20,481)	$202,429	$(10,072)	$535,200
Net income	—	—	—	—	—	—	49,144	—	49,144
Other comprehensive gain, net of tax	—	—	—	—	—	—	—	13,592	13,592
Cash dividend declared ($1.20 per share)	—	—	—	—	—	—	(51,850)	—	(51,850)
Purchase of treasury stock	(98,655)	—	—	—	(1,574)	—	—	—	(1,574)
Issuance of restricted stock awards	10,000	—	—	(133)	133	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	1,004	—	—	—	—	—	1,004
ESOP shares allocated or committed to be released	—	—	2,066	—	—	2,074	—	—	4,140
Exercise of stock options	833,601	—	—	—	11,097	—	(1,530)	—	9,567
Vesting of restricted stock awards	—	—	(3,910)	3,917	—	—	(7)	—	—
Balance at June 30, 2017	45,992,366	$562	$512,337	$(458)	$(136,517)	$(18,407)	$198,186	$3,520	$559,223

See accompanying notes to consolidated financial statements.

Index

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity, continued
Years ended June 30, 2017, 2016 and 2015
(Dollars in thousands)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Un- allocated common stock held by ESOP	Retained income	Accumu- lated other compre- hensive income (loss), net of tax	Total stock- holders' equity
Balance at June 30, 2014	45,499,332	$562	$504,434	$(12,086)	$(140,451)	$(24,331)	$195,970	$2,194	$526,292
Net income	—	—	—	—	—	—	46,902	—	46,902
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(4,042)	(4,042)
Cash dividend declared ($0.95 per share)	—	—	—	—	—	—	(39,514)	—	(39,514)
Purchase of treasury stock	(1,549,403)	—	—	—	(22,720)	—	—	—	(22,720)
Compensation cost for stock options and restricted stock	—	—	6,049	—	—	—	—	—	6,049
ESOP shares allocated or committed to be released	—	—	1,187	—	—	1,528	—	—	2,715
Exercise of stock options	68,710	—	—	—	908	—	(137)	—	771
Vesting of restricted stock awards	—	—	(3,888)	3,917	—	—	(29)	—	—
Forfeiture of restricted stock awards	(6,400)	—	—	81	(81)	—	—	—	—
Tax benefit from stock-based compensation	—	—	1,217	—	—	—	—	—	1,217
Balance at June 30, 2015	44,012,239	$562	$508,999	$(8,088)	$(162,344)	$(22,803)	$203,192	$(1,848)	$517,670
Net income	—	—	—	—	—	—	52,295	—	52,295
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(8,224)	(8,224)
Cash dividend declared ($1.20 per share)	—	—	—	—	—	—	(50,007)	—	(50,007)
Purchase of treasury stock	(100,978)	—	—	—	(1,593)	—	—	—	(1,593)
Issuance of restricted stock awards	10,000	—	—	(133)	133	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	5,970	—	—	—	—	—	5,970
ESOP shares allocated or committed to be released	—	—	2,095	—	—	2,322	—	—	4,417
Exercise of stock options	1,332,159	—	—	—	17,704	—	(2,999)	—	14,705
Vesting of restricted stock awards	—	—	(3,887)	3,906	—	—	(19)	—	—
Forfeiture of restricted stock awards	(6,000)	—	—	73	(73)	—	—	—	—
Cumulative effect of change in accounting principle-adoption of ASU 2016-09	—	—	—	—	—	—	(33)	—	(33)
Balance at June 30, 2016	45,247,420	$562	$513,177	$(4,242)	$(146,173)	$(20,481)	$202,429	$(10,072)	$535,200

See accompanying notes to audited consolidated financial statements.

Index

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended June 30, 2017, 2016 and 2015

	Years ended June 30,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$49,144	$52,295	$46,902
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	5,144	10,387	8,764
Tax benefit from stock-based compensation	1,430	2,118	1,217
Depreciation of premises and equipment	864	910	935
Net amortization and accretion of premiums and discounts on securities	1,322	1,145	1,232
Provision for losses on loans	—	—	200
Amortization and accretion of deferred loan fees, net	(2,262)	(3,371)	(3,768)
Decrease (increase) in deferred taxes	(982)	229	(3,707)
Loss (gain) on sale of securities	826	(990)	(768)
Gain on sale of real estate joint ventures and real estate investments	(20,856)	(37,544)	(11,616)
Net loss on termination of derivatives	7,670	—	—
(Gain) loss on sale of real estate owned	—	(328)	9
Writedown of real estate owned	215	250	1,430
Proceeds from sale of real estate owned	132	3,967	1,363
Increase in cash surrender value of bank owned life insurance	(2,618)	(2,718)	(2,555)
(Increase) decrease in accrued interest receivable	(677)	(677)	948
Decrease (increase) in other assets	20,194	(9,708)	127
(Decrease) increase in other liabilities	(22,195)	16,008	8,192
Net cash provided by operating activities	37,351	31,973	48,905
Cash flows from investing activities:
Net increase in loans receivable	(366,559)	(273,846)	(251,699)
Purchase of mortgage loans	(65,925)	(98,845)	—
Purchase of securities available for sale	(66,222)	(42,213)	—
Purchase of securities held to maturity	(110,664)	(82,591)	(99,289)
Proceeds from payments, calls and maturities of securities available for sale	51,573	59,188	84,804
Proceeds from payments, calls and maturities of securities held to maturity	36,561	22,010	20,291
Proceeds from sales of securities available for sale	55,093	100,468	37,912
Proceeds from sales of securities held to maturity	1,995	—	3,375
Purchase of Bank Owned Life Insurance	—	—	(20,000)
Proceeds from redemption of Federal Home Loan Bank stock	74,723	56,337	51,934
Purchase of Federal Home Loan Bank stock	(69,224)	(54,442)	(42,786)
Proceeds from sale of real estate joint ventures and real estate investments	25,318	38,614	11,814
Net increase in real estate held for investment	—	(23)	(263)
Net (increase) decrease in real estate joint ventures	(155)	648	(170)
Purchase of fixed assets	(419)	(835)	(692)
Net cash used by investing activities	(433,905)	(275,530)	(204,769)

Index

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
Years Ended June 30, 2017, 2016 and 2015

	2017	2016	2015
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	$596,475	$297,266	$381,762
Net proceeds from issuance of common stock	9,567	14,705	771
Purchase of treasury stock	(1,574)	(1,593)	(22,720)
Dividends paid to shareholders	(51,850)	(50,007)	(39,514)
Increase in advance payments by borrowers for taxes and insurance	2,081	970	4,340
Proceeds from borrowed funds	144,130	353,433	119,180
Repayment of borrowed funds	(283,694)	(368,182)	(290,251)
Payment of employee taxes withheld from shared-based awards	(1,574)	(1,593)	(1,506)
Net cash provided by financing activities	413,561	244,999	152,062
Net increase (decrease) in cash and cash equivalents	17,007	1,442	(3,802)
Cash and cash equivalents at beginning of period	16,571	15,129	18,931
Cash and cash equivalents at end of period	$33,578	$16,571	$15,129

Supplemental cash flow information:
Cash paid during the period for:
Interest	$38,085	$34,475	$35,263
Income taxes	$30,103	$27,272	$25,224
Noncash transfer
Loans receivable transferred to real estate owned	$—	$317	$2,949

See accompanying notes to consolidated financial statements.

Index
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

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at June 30, 2017 and 2016, and in the Consolidated Statements of Income for the years ended June 30, 2017, 2016 and 2015. Actual results could differ significantly from those estimates.

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

Index
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

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged to income based on management's evaluation of the probable incurred losses inherent in its portfolio.  Such evaluation includes a review of the entire loan portfolio, including all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions and other matters which warrant consideration. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses consists of three elements: (i) specific reserves for individually impaired loans, (ii) reserves for adversely classified, or higher risk rated, loans that are not impaired, (iii) reserves for other loans based on historical loss factors (using the appropriate loss look-back and loss emergence periods) adjusted for both internal and external qualitative risk factors.  See Note 5, "Allowance for Loan Losses" of the Notes to the Consolidated Financial Statements for additional information regarding the allowance for loan losses and loan credit quality.

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

Bank Owned Life Insurance

Bank-owned life insurance is accounted for using the cash surrender value method and is recorded at its realizable value adjusted for other charges or amounts due that are probable at settlement.  The change in the cash surrender value, as well as insurance proceeds are included in other noninterest income.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Federal Home Loan Bank of New York Stock

The Bank, as a member of the Federal Home Loan Bank of New York ("FHLB"), is required to hold shares of capital stock in the FHLB in an amount based on the Bank's total investment in mortgage related assets and advances.  The requirement pertaining to mortgage related assets is a range from 0.10% to 0.25% of mortgage related assets, and is currently equal to 0.20%. T he requirement pertaining to advances is a range from 4.0% to 5.0% of total advances, and is currently equal to 4.5%.  The stock is carried at cost.  In performing our other-than-temporary impairment analysis of FHLB stock, we evaluated, among other things, (i) its earnings performance, including the significance of any decline in net assets of the FHLB as compared to the regulatory capital amount of the FHLB, (ii) the commitment by the FHLB to make required dividend payments, and (iii) the liquidity position of the FHLB.  We do not consider this security to be impaired at June 30, 2017.  Both cash and stock dividends are reported as income.

Investments in Real Estate Joint Ventures, Net

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

Office Properties and Equipment

Land is carried as cost.  Office properties and equipment are carried at cost, less accumulated depreciation.  Depreciation of office properties and equipment is computed on a straight-line basis over the estimated useful lives of the related assets.  The Company uses the following estimated useful lives for its office properties and equipment categories: land improvements – 15 years; building and major building improvements – 40 years; minor building improvements – 10 years and furniture and fixtures – 3 to 7 years.  Leasehold improvements are amortized over the lesser of the remaining life of the lease or the useful life of the improvement.  Expenditures for maintenance and repairs are expensed as incurred.

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

The employee stock ownership plan ("ESOP") is accounted for in accordance with the provisions of ASC 718, "Employers' Accounting for Employee Stock Ownership Plans."  The funds borrowed by the ESOP from the Company to purchase the Company's common stock will be repaid from the Bank's contributions over a period of up to 25 years.  The Company's common stock not yet allocated to participants is recorded as a reduction of stockholders' equity at cost.  Compensation expense for the ESOP is based on the market price of the Company's stock and is recognized as shares are committed to be released to participants.  Dividends on allocated shares reduce retained earnings; dividends on unallocated ESOP shares reduce debt and accrued interest.

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

Index
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

The update was effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted.  Any adjustments from the update was required to be applied as of the beginning of the year of adoption.  The Company adopted the update during the quarter ended June 30, 2016, and retroactively applied the guidance effective as of July 1, 2015.  The update under ASC 718 resulted in a cumulative effect debit adjustment of $33,000 to retained earnings as of July 1, 2015.  The most significant impact of the amended guidance resulted in recognition of excess tax benefits within income tax expense, which resulted in an increase to net income and earnings per share.  In addition, this guidance increases average diluted shares, since the Company no longer includes such excess tax benefits in the calculation of diluted shares.  Certain amounts or ratios presented for 2016 interim periods were restated to reflect the adoption of the new guidance.  Adoption of the update did not affect the  Company or Bank's total equity, book value per share, or regulatory capital ratios.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Income Taxes

The Company records income taxes in accordance with ASC 740, "Income Taxes," using the asset and liability method. Accordingly, deferred tax assets and liabilities: (i) are recognized for the expected future tax consequences of events that have been recognized in the financial statements or tax returns; (ii) are attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases; and (iii) are measured using enacted tax rates expected to apply in the years when those temporary differences are expected to be recovered or settled. Where applicable, deferred tax assets are reduced by a valuation allowance for any portions determined not likely to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period of enactment. The valuation allowance is adjusted, by a charge or credit to income tax expense, as changes in facts and circumstances warrant. Income taxes are allocated to the individual entities within the consolidated group based on the effective tax rate of the entity.  The Company recognizes interest and penalties related to income tax matters in income tax expense.

Derivative Instruments and Hedging Activities

Derivatives used to hedge the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.  As part of its asset/liability management strategies, the Company  uses interest rate swaps to hedge variability in future cash flows caused by changes in interest rates and accounts for these swaps as cash flow hedges.  Interest rate swaps are recorded on our Consolidated Balance Sheets as either an asset or liability at fair value. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative is initially reported in other comprehensive income or loss and subsequently reclassified into earnings in the period during which the hedged forecasted transactions affects earnings, and the ineffective portion of changes in the fair value of the derivative is recognized directly in earnings. We formally document our risk management objectives, strategy, and the relationship between the hedging instrument and the hedged items. We evaluate the effectiveness of the hedge relationship, both at inception of the hedge and on an ongoing basis, by comparing the changes in fair value or cash flows of the derivative hedging instrument with the changes in fair value or cash flows of the designated hedged item or transaction.  Derivatives not designated as hedges do not meet the hedge accounting requirements under U.S. GAAP.  Changes in fair value of derivatives not designated in hedging relationships are recorded directly in earnings.

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

When applying the treasury stock method for the years ended June 30, 2017 and 2016, we add the assumed proceeds from option exercises and the average unamortized compensation costs related to unvested shares of restricted stock and stock options.  We then divide this sum by our average stock price to calculate shares repurchased.  The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted EPS.  For the years ended June 30, 2015, we added: (1) the assumed proceeds from option exercises; (2) the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized compensation costs related to unvested shares of restricted stock and stock options.  We then divided this sum by our average stock price to calculate shares repurchased.  The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted EPS.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of condition date of June 30, 2016, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Reclassifications

Certain items previously reported have been reclassified to conform with the current period's reporting format.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2) Stock Repurchase Program

On March 4, 2015, the Board of Directors of the Company authorized a fourth stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5% of the outstanding shares, or 2,205,451 shares.  At June 30, 2017, a total of 13,277,681 shares were acquired under repurchase programs at a weighted average cost of $13.30 per share. The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company's liquidity and capital requirements, and alternative uses of capital. Repurchased shares are held as treasury stock and will be available for general corporate purposes.  The Company may also conduct repurchases through a Rule 10b5-1trading plan. At June 30, 2017, there are 1,888,851 shares yet to be purchased under the current repurchase plan.

(3) Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and in banks and federal funds sold and short term investments which are generally sold for one-day periods. There are no restrictions on the Company's cash and cash equivalents.

(4) Loans

A comparative summary of loans at June 30, 2017 and 2016 is as follows:

	June 30, 2017	June 30, 2016
	(In thousands)
Residential	$253,310	$223,701
Residential commercial real estate	1,945,297	1,596,876
Grocery/credit retail commercial real estate	535,567	457,058
Other commercial real estate	866,826	887,443
Construction and land loans	4,210	4,810
Total loans	3,605,210	3,169,888
Less:
Deferred loan fees, net	8,235	7,980
Allowance for loan losses	30,272	29,951
Net loans	$3,566,703	$3,131,957

At June 30, 2017 and 2016, the Company had fixed-rate mortgage commitments of $2.2 million and $12.5 million, respectively, and variable-rate mortgage commitments of $65.5 million and $27.0 million, respectively, which are not included in the accompanying consolidated financial statements. The rate range of the fixed rate commitments at June 30, 2017 was 3.00% to 4.75%. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. There is no exposure to credit loss in the event the other party does not exercise its right to borrow under the commitment.

Our residential lending area generally encompasses northern New Jersey.  Our market area for commercial lending, including residential CRE, is broader, generally including the state of New Jersey, eastern Pennsylvania, southern New York, New York City, Long Island, and Delaware.  Our consumer lending is generally limited to the bank's designated lending area which is considerably closer to our branch offices.

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

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The aggregate amount of loans to our executive officers, directors and their related entities was $22.1 million and $33.5 million  at June 30, 2017 and 2016, respectively.  New loans to executive officers, directors and their related entities for the fiscal year ended June 30, 2017 totaled $2.3 million.  There were no new loans  to executive officers, directors and their related entities for the fiscal year ended June 30, 2016.    Repayments from executive officers, directors and their related entities for the fiscal year ended June 30, 2017 and 2016, totaled $13.6 million and $4.9 million, respectively.  These loans were performing according to their original terms at June 30, 2017.

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
• Collateral values, and
• Concentrations of credit.

In the process of determining appropriate reserve factors regarding historical charge-offs, both a look back period and loss emergence periods were utilized.  The look back period is the time frame used to measure historical charge-offs.  The look back period utilized by the Company was seven years.  The loss emergence period represents the estimated average time between when a loss event occurs and when such loss is specifically reserved or charged off by the Company.  The loss emergence period utilized by the Company varied by loan segment, and ranged from 12 to 33 months.

Index
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

We have a concentration of loans secured by real property located in our lending area. Our residential lending area generally encompasses northern New Jersey. Our market area for commercial lending, including residential CRE, is broader, generally including the state of New Jersey, eastern Pennsylvania, southern New York, New York City, Long Island, and Delaware. As a substantial amount of our loan portfolio is collateralized by real estate, appraisals of the underlying value of property securing loans are critical in determining the amount of the allowance required for specific loans. Assumptions for appraisal valuations are instrumental in determining the value of properties. In order to reduce the potential for undue influence on the appraisal process, we use an external appraisal firm as our Appraisal Manager. The Appraisal Manager generally does not perform any appraisals but obtains quotes for necessary appraisal work from one of our approved, qualified appraisal firms.  The Appraisal Manager, in concert with our credit department, determines the firm to be utilized and orders the work. Completed appraisals are sent to the Appraisal Manager. The Appraisal Manager then reviews the appraisal addressing all key assumptions utilized in the appraisal. The completed appraisal and the written review are then forwarded to the Chief Credit Officer. Based on the composition of our loan portfolio, we believe the primary risks are increases in interest rates, a decline in the economy generally, and a decline in real estate market values in our lending area. Any one or combination of these events may adversely affect our loan portfolio resulting in increased delinquencies, loan losses and future levels of loan loss provisions. We consider it important to maintain the ratio of our allowance for loan losses to total loans at an adequate level. Factors such as current economic conditions, interest rates, and the composition of the loan portfolio will affect our determination of the level of this ratio for any particular period.

Our allowance for loan losses in recent years reflects probable incurred losses resulting from the actual growth in our loan portfolio, ongoing local and regional economic conditions and our overall levels of charge-offs, delinquencies, impaired loans and nonaccrual loans. We believe the allowance for loan losses at June 30, 2017 adequately reflects our portfolio credit risk, given our emphasis on commercial real estate lending and current market conditions.

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

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Activity in the allowance for loan losses is summarized as follows:

	2017	2016	2015
	(In thousands)
Balance at beginning of year	$29,951	$30,889	$31,401
Provisions charged to operations	—	—	200
Recoveries	409	9	1
Loans charged off	(88)	(947)	(713)
Balance at end of year	$30,272	$29,951	$30,889

The following tables provide the twelve month activity in the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	Year ended June 30, 2017
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,300	$12,837	$3,646	$11,850	$318	$29,951
Charge-offs	(75)	—	—	(13)	—	(88)
Recoveries	—	—	—	409	—	409
Provisions	36	2,957	(646)	(2,229)	(118)	—
Ending balance	$1,261	$15,794	$3,000	$10,017	$200	$30,272

	Year ended June 30, 2016
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,521	$10,814	$4,042	$13,943	$569	$30,889
Charge-offs	(98)	—	—	(849)	—	(947)
Recoveries	—	—	—	9	—	9
Provisions	(123)	2,023	(396)	(1,253)	(251)	—
Ending balance	$1,300	$12,837	$3,646	$11,850	$318	$29,951

	Year ended June 30, 2015
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Unallocated	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,568	5,327	2,652	17,995	1,108	2,751	31,401
Charge-offs	(333)	—	—	(380)	—	—	(713)
Recoveries	—	—	—	—	1	—	1
Provisions	286	5,487	1,390	(3,672)	(540)	(2,751)	200
Ending balance	$1,521	10,814	4,042	13,943	569	—	30,889

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at June 30, 2017 and 2016.

	At June 30, 2017
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$—	$43	$—	$43
Collectively evaluated for impairment	1,261	15,794	3,000	9,974	200	30,229
Total	$1,261	$15,794	$3,000	$10,017	$200	$30,272
Loans receivable:
Individually evaluated for impairment	$3,684	$—	$—	$10,173	$—	$13,857
Collectively evaluated for impairment	249,626	1,945,297	535,567	856,653	4,210	3,591,353
Total	$253,310	$1,945,297	$535,567	$866,826	$4,210	$3,605,210

	June 30, 2016
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for credit losses
Individually evaluated for impairment	$20	$—	$—	$51	$47	$118
Collectively evaluated for impairment	1,280	12,837	3,646	11,799	271	29,833
Total	$1,300	$12,837	$3,646	$11,850	$318	$29,951
Loans receivable:
Individually evaluated for impairment	$3,631	$310	$—	$9,154	$56	$13,151
Collectively evaluated for impairment	220,070	1,596,566	457,058	878,289	4,754	3,156,737
Total	$223,701	$1,596,876	$457,058	$887,443	$4,810	$3,169,888

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company continuously monitors the credit quality of its loans receivable.  In addition to internal staff, the Company utilizes the services of a third party loan review firm to review management's ratings on a selection of loans.  Credit quality is monitored by reviewing certain credit quality indicators.  Assets classified as "Satisfactory" are deemed to possess average to superior credit quality, requiring no more than normal attention.  Assets classified as "Pass/Watch" have generally acceptable asset quality yet possess higher risk characteristics/circumstances than satisfactory assets. Such characteristics include strained liquidity, slow pay, stale financial statements or other circumstances requiring greater attention from bank staff.  We classify an asset as "Special Mention" if the asset has a potential weakness that warrants management's close attention.  Such weaknesses, if left uncorrected may result in the deterioration of the repayment prospects of the asset.  An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Substandard assets include those characterized by the distinct possibility that we will sustain some loss if the deficiencies are not corrected.  Assets classified as "Doubtful" have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. Included in the Substandard caption are all loans that were past due 90 days (or more) and all impaired loans.

The following table provides information about the loan credit quality at June 30, 2017 and 2016:

	Credit Quality Indicators at June 30, 2017
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$229,481	$17,256	$1,571	$5,002	$—	$253,310
Residential commercial real estate	1,915,526	27,778	1,753	240	—	1,945,297
Grocery/credit retail commercial real estate	532,472	—	3,095	—	—	535,567
Other commercial real estate	725,714	107,249	15,551	18,312	—	866,826
Construction and land loans	4,210	—	—	—	—	4,210
Total	$3,407,403	$152,283	$21,970	$23,554	$—	$3,605,210

	Credit Quality Indicators at June 30, 2016
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$199,911	$18,882	$531	$4,377	$—	$223,701
Residential commercial real estate	1,583,686	9,563	3,317	310	—	1,596,876
Grocery/credit retail commercial real estate	438,562	15,523	2,973	—	—	457,058
Other commercial real estate	798,457	51,567	17,553	19,866	—	887,443
Construction and land loans	4,754	—	—	56	—	4,810
Total	$3,025,370	$95,535	$24,374	$24,609	$—	$3,169,888

Included in loans are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of nonaccrual loans at June 30, 2017, 2016 and 2015 were $10.2 million, $10.0 million and $12.6 million, respectively. If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $283,000 and $555,000 and $878,000 for the years ended June 30, 2017, 2016, and 2015 respectively. The Company has no loans past due 90 days or more that are still accruing interest.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the delinquency and accrual status of the loan portfolio at June 30, 2017 and 2016:

	At June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (1)
	(In thousands)
Residential	$1,243	$1,776	$614	$3,633	$249,677	$253,310	$1,556
Residential commercial real estate	240	—	—	240	1,945,057	1,945,297	—
Grocery/credit retail CRE	—	—	—	—	535,567	535,567	—
Other commercial real estate	606	—	1,897	2,503	864,323	866,826	8,667
Construction and land loans	—	—	—	—	4,210	4,210	—
Total	$2,089	$1,776	$2,511	$6,376	$3,598,834	$3,605,210	$10,223

	At June 30, 2016
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (2)
	(In thousands)
Residential	$1,745	$531	$684	$2,960	$220,741	$223,701	$931
Residential commercial real estate	3,601	1,166	—	4,767	1,592,109	1,596,876	310
Grocery/credit retail CRE	—	—	—	—	457,058	457,058	—
Other commercial real estate	3,746	—	1,641	5,387	882,056	887,443	8,671
Construction and land loans	—	—	56	56	4,754	4,810	56
Total	$9,092	$1,697	$2,381	$13,170	$3,156,718	$3,169,888	$9,968

(1)
Included in nonaccrual loans at June 30, 2017 are residential loans totaling $716,000 that were 30-59 days past due; residential loans totaling $205,000  that were 60-89 days past due; and residential loans totaling $21,000 and other CRE loans totaling $6.8 million that were less than 30 days past due.

(2)
Included in nonaccrual loans at June 30, 2016 are residential loans totaling $180,000 that were 30-59 days past due; residential loans totaling $66,000, residential CRE loans totaling $310,000 and other CRE loans totaling $7.0 million that were less than 30 days past due.

Impaired loans at June 30, 2017, 2016 and 2015 were $13.9 million, $13.2 million and $15.8 million respectively. The allocation in the allowance for loan losses for impaired loans at June 30, 2017, 2016 and 2015 were $43,000 on balances of $538,000, $118,000 on balances of $487,000 and $1.4 million on balances of $7.3 million, respectively. Impaired loans with no related allowance at June 30, 2017, 2016 and 2015 were $13.3 million, $12.7 million and $8.5 million, respectively. The average balance of impaired loans was $13.1 million, $13.4 million and $14.9 million during the years ended June 30, 2017, 2016 and 2015, respectively. Interest income recognized on these loans for the years ended June 30, 2017, 2016 and 2015 was $706,000, $409,000 and $280,000, respectively.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table provides information about the Company's impaired loans at June 30, 2017 and 2016:

	Impaired Financing Receivables
	At June 30, 2017			Year ended June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$3,684	$3,684	$—	$3,655	$146
Other commercial real estate	9,635	9,635	—	8,848	560
	13,319	13,319	—	12,503	706
With an allowance recorded:
Other commercial real estate	$495	$538	$43	$554	$—
	495	538	43	554	—
Total:
Residential	$3,684	$3,684	$—	$3,655	$146
Other commercial real estate	10,130	10,173	43	9,402	560
	$13,814	$13,857	$43	$13,057	$706
Cash basis interest income					611

	Impaired Financing Receivables
	At June 30, 2016			Year ended June 30, 2016
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$3,447	$3,447	$—	$3,507	$140
Residential commercial real estate	310	310	—	296	—
Other commercial real estate	8,907	8,907	—	9,127	263
	12,664	12,664	—	12,930	403
With an allowance recorded:
Residential	$164	$184	$20	$166	$6
Other commercial real estate	196	247	51	196	—
Construction and land loans	9	56	47	72	—
	369	487	118	434	6
Total:
Residential	$3,611	$3,631	$20	$3,673	$146
Residential commercial real estate	310	310	—	296	—
Other commercial real estate	9,103	9,154	51	9,323	263
Construction and land loans	9	56	47	72	—
	$13,033	$13,151	$118	$13,364	$409
Cash basis interest income					309

Troubled debt restructured loans ("TDRs") are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. The Company has selectively modified certain borrower's loans to enable the borrower to emerge from delinquency and keep their loans current. The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period. Management classifies all TDRs as impaired loans. Included in impaired loans at both June 30, 2017 and 2016 are $4.6 million of loans which are deemed TDRs.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents additional information regarding the Company's TDRs as of June 30, 2017 and 2016:

	Troubled Debt Restructurings at June 30, 2017
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$178	$178
Other commercial real estate	362	4,070	4,432
Total	$362	$4,248	$4,610
Allowance	$—	$43	$43

	Troubled Debt Restructurings at June 30, 2016
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$184	$184
Residential commercial real estate	—	310	310
Other commercial real estate	386	3,703	4,089
Construction and land loans	—	56	56
Total	$386	$4,253	$4,639
Allowance	$—	$118	$118

The following tables summarize loans that were modified in a troubled debt restructuring during the years ended June 30, 2017 and 2016.  The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at June 30, 2017 and 2016, respectively.

	Year ended June 30, 2017
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Other commercial real estate	$2	$1,252	$1,167
Total	$2	$1,252	$1,167

	Year ended June 30, 2016
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Other commercial real estate	$1	$3,385	$2,266
Total	$1	$3,385	$2,266

Of the relationships modified during the twelve months ended June 30, 2017, one relationship was modified to provide interest only payments through maturity and the other relationship was granted a reduced rate.  The relationship modified during the twelve months ended June 30, 2016 was granted an extended maturity in conjunction with a principal paydown.

There have not been any loans that were restructured during the past twelve months that have subsequently defaulted during the year ended June 30, 2017.  There have not been any loans restructured during the past twelve months that have resulted in a charge off of principal during the year ended June 30, 2017.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Securities Held to Maturity

The following is a comparative summary of securities held to maturity at June 30, 2017 and June 30, 2016:

		June 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$6,750	$—	$54	$6,696
Mortgage-backed securities:
FHLMC	49,832	18	496	49,354
FNMA	105,018	147	978	104,187
GNMA	613	28	—	641
CMO	77,418	—	1,092	76,326
	$239,631	$193	$2,620	$237,204

		June 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$6,750	$4	$2	$6,752
Mortgage-backed securities:
FHLMC	9,129	162	—	9,291
FNMA	83,112	1,588	11	84,689
GNMA	1,398	66	—	1,464
CMO	67,718	792	—	68,510
	$168,107	$2,612	$13	$170,706

The contractual maturities of mortgage-backed securities held to maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Proceeds from the sale of securities held to maturity for the year ended June 30, 2017 were $2.0 million on securities with an amortized cost of $1.9 million, resulting in gross gains of $57,000.  There were no gross losses for the year ended June 30, 2017.  The Company did not sell any securities held to maturity during the year ended June 30, 2016.  Proceeds from the sale of securities held to maturity for the year ended June 30, 2015 were $3.4 million on securities with an amortized cost of $3.2 million, resulting in gross gains of $143,800.  There were no gross losses for the year ended June 30, 2015.  The held to maturity securities sold had less than 15% of their original par remaining at the time of the sale. The Company did not record other than temporary impairment charges on securities held to maturity during the year ended June 30, 2017, 2016 and 2015.  Securities with fair values of $27.2 million and $86.6 million at June 30, 2017 and 2016, respectively, were pledged as collateral for advances. The fair value of securities held to maturity pledged as collateral for cash flow hedge interest rate swaps totaled $8.5 million and $20.3 million at June 30, 2017 and 2016, respectively.

Gross unrealized losses on securities held to maturity and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and 2016 were as follows:

	June 30, 2017
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
U.S. Government and federal agency obligations	$1,737	$13	$4,959	$41	$6,696	$54
Mortgage-backed securities:
FHLMC	46,677	445	1,121	51	47,798	496
FNMA	88,483	903	1,899	75	90,382	978
CMO	76,326	1,092	—	—	76,326	1,092
	$213,223	$2,453	$7,979	$167	$221,202	$2,620

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

(7) Securities Available for Sale

The following is a comparative summary of securities available for sale at June 30, 2017 and June 30, 2016:

	June 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$601	$897	$—	$1,498
Mortgage-backed securities:
FHLMC	230	6	—	236
FNMA	10,964	189	62	11,091
CMO	85,437	152	484	85,105
	$97,232	$1,244	$546	$97,930

	June 30, 2016
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$601	$524	$—	$1,125
Mortgage-backed securities:
FHLMC	815	34	—	849
FNMA	14,650	535	—	15,185
CMO	123,173	1,548	30	124,691
	$139,239	$2,641	$30	$141,850

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Proceeds from the sale of securities available for sale for the year June 30, 2017 were $55.1 million on securities with an amortized cost of $56.0 million, resulting in gross gains and gross losses of $28,000 and $911,000, respectively. Proceeds from the sale of securities available for sale for the year June 30, 2016 were $100.5 million on securities with an amortized cost of $99.5 million, resulting in gross gains and gross losses of $993,000 and $3,000, respectively.  Proceeds from the sale of securities available for sale for the year June 30, 2015 were $37.9 million on securities with an amortized cost of $37.3 million, resulting in gross gains and gross losses of $860,500 and $236,100, respectively.  There were no impairment charges on available for sale securities for the years ended June 30, 2017, 2016 and 2015.  The Equity securities caption relates to holdings of shares in financial institutions common stock.  Available for sale securities with fair values of $31.6 million and $78.4 million at June 30, 2017 and 2016, respectively, were pledged as collateral for advances.  There were no securities available for sale pledged as collateral for cash flow hedge interest rate swaps at June 30, 2017.  The fair value of securities pledged as collateral for cash flow hedge interest rate swaps totaled  $1.2 million at June 30, 2016.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and June 30, 2016 were as follows:

	June 30, 2017
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
FNMA	6,521	62	—	—	6,521	62
CMO	$53,880	$406	$4,877	$78	$58,757	$484
	$60,401	$468	$4,877	$78	$65,278	$546

	June 30, 2016
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
CMO	—	—	5,112	30	5,112	30
	$—	$—	$5,112	$30	$5,112	$30

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

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8) Accrued Interest Receivable

A summary of accrued interest receivable at June 30, 2017 and 2016 is as follows:

	2017	2016
	(In thousands)
Mortgage Loans	$9,976	$9,352
Investment Securities	644	591
	$10,620	$9,943

(9) Office Properties and Equipment

At June 30, 2017 and 2016, office properties and equipment, less accumulated depreciation and amortization, consist of the following:

	2017	2016
	(In thousands)
Cost:
Land	$4,171	$4,171
Buildings	10,073	10,073
Land and building improvements	5,470	5,332
Leasehold improvements	1,754	1,703
Furniture and equipment	6,451	6,227
Construction in progress	248	226
	28,167	27,732
Less accumulated depreciation and amortization	14,258	13,394
Office properties and equipment, net	$13,909	$14,338

Depreciation and amortization expense for the years ended June 30, 2017, 2016 and 2015 amounted to $864,000, $910,000 and $935,000, respectively.

At June 30, 2017, the Company and the Bank conducted business from its corporate headquarters in Washington Township, New Jersey, its lending offices in New York City and Cherry Hill, New Jersey and 25 full service branch offices located in Bergen, Hudson, Essex and Passaic counties, New Jersey.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10) Deposits

Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits.   At June 30, 2017 and 2016, we had brokered deposits totaling $510.4 million and $253.2 million, respectively.  At June 30, 2017 and 2016, brokered deposits include brokered time deposits totaling $38.9 million and $14.1 million having weighted average interest rates of 1.34% and 1.62%, respectively.  The brokered time deposits had weighted average maturities of 0.1 years  and 0.8 years at June 30, 2017 and 2016, respectively.

Deposit balances are summarized as follows:

	2017		2016
	Amount	Weighted average cost	Amount	Weighted average cost
	(Dollars in thousands)
Checking accounts	$706,554	0.62%	$453,136	0.36%
Money market deposit accounts	847,888	1.05%	681,710	0.76%
Savings accounts	177,896	0.23%	165,623	0.24%
Time deposits	1,124,140	1.34%	959,534	1.31%
	$2,856,478	1.01%	$2,260,003	0.88%

Interest expense on deposits for the years ended June 30, 2017, 2016 and 2015 is summarized as follows:

	2017	2016	2015
	(In thousands)
Checking accounts	$3,015	$1,666	$1,732
Money market deposit accounts	7,742	5,034	2,508
Savings accounts	391	380	381
Time deposits	13,523	10,804	7,228
	$24,671	$17,884	$11,849

Time deposits at June 30, 2017 mature as follows (in thousands):

Year ending June 30:
2018	$658,817
2019	234,436
2020	98,882
2021	62,440
2022 and beyond	69,565
$1,124,140

Included in time deposits at June 30, 2017 and 2016 is $221.8 million and $203.4 million, respectively, of deposits of $250,000 and over.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11) Income Taxes

Income tax expense (benefit) for the years ended June 30, 2017, 2016 and 2015 consists of the following:

	2017	2016	2015
	(In thousands)
Current:
Federal	$24,641	$24,145	$26,554
State	2,723	4,160	3,367
Total current	27,364	28,305	29,921
Deferred:
Federal	(776)	765	(2,071)
State	(206)	(536)	(1,636)
Total deferred	(982)	229	(3,707)
Total income tax expense	$26,382	$28,534	$26,214

A reconciliation between the provision for income taxes and the expected amount (computed by multiplying income before provision for income taxes times the applicable statutory federal income tax rate) for the years ended June 30, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
	(In thousands)
Income before provision for income taxes	$75,526	$80,829	$73,116
Applicable statutory federal income tax rate	35%	35%	35%
Computed "expected" federal income tax expense	26,434	28,290	25,591
Increase (decrease) in federal income tax expense resulting from:
State income taxes, net of federal benefit	1,636	2,356	1,777
Bank owned life insurance	(916)	(951)	(894)
ESOP fair market value adjustment	723	733	415
Non-deductible compensation	146	194	107
Stock based compensation	(1,430)	(2,118)	—
Write-up of Deferred Tax Assets due to NY City and State tax reform	—	—	(652)
Other items, net	(211)	30	(130)
Total income tax expense	$26,382	$28,534	$26,214

The effective tax rates for the years ended June 30, 2017, 2016 and 2015 were 34.93%, 35.30% and 35.85%, respectively.  The Company adopted ASU 2016-09 during the quarter ended June 30, 2016, retroactively effective July 1, 2015.  As a result of the new guidance, excess tax benefits from exercise or vesting of share-based awards are now included as a reduction in income tax expense, as discrete items, in the period in which the exercise or vesting occurs.  This impacts the effective tax rate in each reporting period; however, these discrete items are not included in the projected annual effective tax rate calculation.  Previously, excess tax benefits and certain tax deficiencies were recorded in additional paid-in capital.  For further discussion, see Note 1, "Summary of Significant Accounting Policies—Employee Benefit Plans.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2017 and 2016 are as follows:

	2017	2016
	(In thousands)
Deferred tax assets:
Allowance for loan and real estate owned losses	$12,101	$11,978
Unrealized loss on interest rate swap	—	7,544
Postretirement benefits	13,973	13,551
Accrued/deferred compensation	9,598	8,312
ESOP shares allocated or committed to be released	1,211	1,235
Stock compensation	3,772	5,746
Other than temporary loss on securities	96	96
Net operating loss carry forward	373	342
Other	271	305
Total deferred tax asset	41,395	49,109
Deferred tax liabilities:
Unrealized gain on securities available for sale	301	1,125
Unrealized gain on interest rate swap	2,776	—
Other	625	624
Total deferred tax liabilities	3,702	1,749
Net deferred tax asset	$37,693	$47,360

Sources of deferred taxes for the years ended June 30, 2017 and 2016 were due primarily to the difference in recognizing income and expenses for book purposes and tax purposes for various deferred loan fees, unrealized gains and losses on financial assets, uncollected interest on loans, accrued benefit costs, book and tax depreciation, nonallowable reserves and capital loss carryforwards.

At June 30, 2017, there are approximately $6.4 million of state net operating loss carryforwards available to offset future taxable income.  If not utilized, these carryforwards will expire in 2036.  Based upon projections of future taxable income over the periods in which the net deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences and loss carryforwards.

At June 30, 2017, retained earnings includes approximately $15.1 million for which no provision for income tax has been made.  This amount represents an allocation of income to bad debt deductions for tax purposes only.  Under ASC 740, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders.  At June 30, 2017, the Company had an unrecognized tax liability of $5.3 million with respect to this reserve.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.  The Company did not have any uncertain tax positions for the years ended June 30, 2017 and 2016.

The Company files income tax returns in the United States federal jurisdiction and in New Jersey, and New York city and state jurisdictions.  The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2013. The Company's federal return for the tax year ended December 31, 2012 was audited during fiscal year 2016.  Currently, the Company is not under examination by any taxing authority.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12) Borrowings

As of June 30, 2017, we had total borrowings in the amount of $642.1 million with an estimated weighted average maturity of 3.2 years and a weighted average rate of 1.6%.  As of June 30, 2016, we had total borrowings in the amount of $781.6 million with an estimated weighted average maturity of 2.5 years and a weighted average rate of 1.4%. Borrowings primarily consist of advances from the FHLB and, to a lesser extent, advances from other financial institutions.  All of the borrowings at June 30, 2017 and 2016 were fixed rate, non-amortizing interest only borrowings.  The following table presents borrowings as of June 30, 2017 by stated maturity:

Stated Maturity

Year ending June 30:
2018	$211,200
2019	94,735
2020	104,918
2021	94,648
2022	77,130
2023	24,263
2025	35,165
$642,059

At June 30, 2017, borrowings are secured by mortgage-backed securities and investment securities with a book value of $58.9 million and performing mortgage loans with an outstanding balance of $2.97 billion. The fair value of mortgage-backed securities and investment securities pledged as collateral for borrowings were $58.8 million and $165.1 million at June 30, 2017 and 2016, respectively. At June 30, 2017, the Company had additional borrowing capacity of $1.06 billion with the FHLB.

Index
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

At June 30, 2017, Oritani had entered into twenty six interest rate swap agreements with a total notional outstanding of $450.0 million. These agreements all feature exchanges of fixed for variable payments covering various hedging periods maturing between July 11, 2017 and June 25, 2025.   The Company is paying fixed rates on these swaps ranging from 0.53% to 1.90%, in exchange for receiving variable payments linked to one month LIBOR.

The following table presents information regarding our derivative financial instruments at June 30, 2017 and 2016.
		At June 30, 2017
	Balance Sheet Line Item	Notional Amount	Fair Value
Asset derivatives		(In thousands)
Cash flow hedge interest rate swaps-Gross unrealized gain	Other Assets	$450,000	$6,437

Liability derivatives
Cash flow hedge interest rate swaps-Gross unrealized loss	Other Liabilities	—	—
		$450,000	$6,437
Average rate paid for the year ended June 30, 2017		1.26%
Average rate received for the year ended June 30, 2017		0.72%
Weighted average maturity at June 30, 2017 (in years)		5.4

		At June 30, 2016
	Balance Sheet Line Item	Notional Amount	Fair Value
Asset derivatives		(In thousands)
Cash flow hedge interest rate swaps-Gross unrealized gain	Other Assets	$25,000	$3

Liability derivatives
Cash flow hedge interest rate swaps-Gross unrealized loss	Other Liabilities	405,000	(17,495)
		$430,000	$(17,492)
Average rate paid for the year ended June 30, 2016		1.12%
Average rate received for the year ended June 30, 2016		0.37%
Weighted average maturity at June 30, 2016 (in years)		5.4

The amounts recognized in interest expense related to cash flow hedge ineffectiveness were immaterial for the years ended June 30, 2017 and 2016.  There was no ineffectiveness recognized during the year ended June 30, 2015.  The accumulated net after-tax losses related to effective cash flow hedge included in accumulated other comprehensive loss were $9.9 million at June 30, 2016.  The fair value of securities pledged as collateral for the swaps at June 30, 2017 and 2016 was $8.5 million and $21.5 million, respectively.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Gains (losses) included in the consolidated statements of income and in comprehensive income, on a pre-tax basis, related to cash flow hedge interest rate swaps are as follows:

	Year ended June 30,
	2017	2016
Amount of loss reclassified from accumulated other comprehensive loss to interest expense	$(2,523)	$(981)
Amount of gain (loss) recognized in other comprehensive income	13,297	(14,917)
Amount of gain (loss) recognized in the consolidated statements of income	(7,670)	—

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

The funded status (fair value of the plan assets divided by funding target) as of July 1, 2016 and 2015 was 108.1% and 107.2%, respectively. The fair value of plan assets reflects any contributions received through June 30, 2016. The Company's contributions for the years ended June 30, 2017, 2016 and 2015 were $500,000, $500,000 and $554,000, respectively. The Company's contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the plan.

The Company has a savings incentive plan covering substantially all employees of the Company. Contributions are currently made by the Company in an amount equal to 50% of the first 6% of employee contributions. The contribution percentage is determined annually by the Board of Directors. Company contributions for the years ended June 30, 2017, 2016 and 2015 were $219,000, $193,000 and $173,000, respectively.

The Company has a nonqualified savings incentive plan covering certain eligible employees whose salary deferrals to the savings incentive plan are limited. Contributions to the nonqualified savings incentive plan are currently made by the Company in an amount equal to 50% of the first 6% of employee contributions to this plan with interest calculated at the greater of 9% or the Citibank prime rate of interest. For the years ended June 30, 2017, 2016, and 2015, interest was calculated at 9%. Interest expenses for the years ended June 30, 2017, 2016 and 2015 were $974,000, $820,000 and $679,000, respectively. The contribution percentage is determined annually by the Board of Directors. The deferrals and contributions are payable, with interest, at a future date. Until these payments are made, the obligations to the employees are a general liability of the Company. Company contributions for the years ended June 30, 2017, 2016 and 2015 were $135,000, $190,000 and $128,000, respectively. The total obligation under the nonqualified savings incentive plan that existed as of June 30, 2017, and 2016 was $11.8 million and $10.0 million, respectively.

The Company has a nonqualified Benefit Equalization Plan (BEP Plan) which provides benefits to employees who are disallowed certain benefits under the Company's qualified benefit plans. The Company recorded expenses associated with the BEP Plan of $91,000, $88,000 and $63,000 for the years ended June 30, 2017, 2016 and 2015, respectively.

The Company has a nonqualified Directors' Retirement Plan (the Retirement Plan). The Retirement Plan provides eligible directors an annual retirement benefit based on the monthly meeting fee at the time of the director's retirement, death, disability or a change in control. The Company recorded expenses of $333,000, $430,000 and $411,000 for the years ended June 30, 2017, 2016 and 2015, respectively, related to the Retirement Plan.

During 1999, the Company adopted a Post Retirement Medical Plan (the Medical Plan) for directors and certain eligible employees. The Medical Plan provides a medical retirement benefit at a cost to the Company limited to two times the premium at the time of the participant's retirement. Participants are required to contribute to the plan for excess premiums above the limitation. The Company recorded expenses of $641,000, $467,000 and $312,000 for the years ended June 30, 2017, 2016 and 2015, respectively, related to the Medical Plan.

During 2000, the Company adopted a Deferred Director's Fee Plan (the Deferred Fee Plan) for outside directors of the Company. Under the Deferred Fee Plan, directors may elect to defer the receipt of their board and committee fees. The fees are payable, with interest, at a predetermined future date. Interest is calculated at the greater of 9% or the Citibank prime rate of interest. For the years ended June 30, 2017, 2016 and 2015, interest was calculated at 9%. Interest expenses for the years ended June 30, 2017, 2016 and 2015 were $791,000, $694,000 and $601,000, respectively. Until these payments are made, the obligations to the directors are a general liability of the Company. The total obligation under the Deferred Fee Plan that existed as of June 30, 2017 and 2016 was $9.4 million and $8.3 million, respectively.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth information regarding the BEP Plan, the Retirement Plan and the Medical Plan at June 30, 2017 and 2016 (in thousands).

	BEP Plan		Retirement Plan		Medical Plan
	2017	2016	2017	2016	2017	2016
Change in benefit obligation:
Projected benefit obligation at beginning of the year	$1,388	$1,241	$5,756	$5,644	$6,583	$5,354
Service cost	—	—	151	174	57	77
Interest cost	39	48	182	227	234	235
Actuarial (gain) loss	(41)	99	(168)	(245)	(1,273)	943
Benefits paid	—	—	(63)	(44)	(34)	(26)
Discount rate change	—	—	—	—	—	—
Projected benefit obligation at end of the year	$1,386	$1,388	$5,858	$5,756	$5,567	$6,583
Reconciliation of plan assets
Fair value of plan assets at beginning of the year	$—	$—	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—	—	—
Employer contributions	—	—	63	44	34	26
Benefits paid	—	—	(63)	(44)	(34)	(26)
Fair value of plan assets at end of the year	$—	$—	$—	$—	$—	$—
Unfunded status at end of year	$1,386	$1,388	$5,858	$5,756	$5,567	$6,583

The unfunded BEP of $1.4 million and $1.4 million, Retirement Plan of $5.9 million and $5.8 million and Medical Plan of $5.6 million and $6.6 million at June 30, 2017 and 2016 respectively, are included in other liabilities in our consolidated balance sheet. The components of accumulated other comprehensive income related to pension and other postretirement benefits, on a pre-tax basis, at June 30, 2017 and 2016 are summarized in the following table (in thousands).

	BEP Plan		Retirement Plan		Medical Plan
	2017	2016	2017	2016	2017	2016
Prior service cost	$—	$—	$—	$—	$—	$—
Net actuarial loss	299	392	210	378	420	2,043
Total amounts recognized in accumulated other comprehensive income	$299	$392	$210	$378	$420	$2,043

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Net periodic benefit costs for the years ended June 30, 2017, 2016 and 2015, as well as costs that are expected to be amortized into expense in fiscal 2018, are presented in the following table.

	BEP Plan			Retirement Plan			Medical Plan
	2017	2016	2015	2017	2016	2015	2017	2016	2015
	(In thousands)
Service cost	$—	$—	$—	$151	$174	$148	$57	$77	$123
Interest cost	39	48	39	182	227	203	234	235	182
Amortization of unrecognized:
Prior service cost	—	—	—	—	—	60	—	—	—
Net loss	52	40	24	—	29	—	350	155	7
Total	$91	$88	$63	$333	$430	$411	$641	$467	$312
Amounts expected to be amortized into net periodic benefit cost in fiscal 2018:
Prior service cost	$—			$—			$—
Net loss	36			—			—
	$36			$—			$—
The weighted average actuarial assumptions used in the plan determinations at June 30, 2017, 2016 and 2015 were as follows:

	BEP Plan			Retirement Plan			Medical Plan
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Discount Rate	3.34%	2.94%	3.85%	3.65%	3.23%	4.11%	3.82%	3.58%	4.42%
Rate of compensation increase	—	—	—	2.25%	2.00%	5.50%	—	—	—
Medical benefits cost rate of increase	—	—	—	—	—	—	5.00%	5.00%	5.00%

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

	BEP Plan	Retirement Plan	Medical Plan
2018	$100	$303	$115
2019	100	302	124
2020	100	300	224
2021	100	298	246
2022	101	295	245
2023-2027	508	1,714	1,273

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have the following effects on post-retirement benefits (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$351	(246)
Effect on post retirement benefits obligation	$1,042	(819)

During 2005, the Company adopted an Executive Supplemental Retirement Income Agreement (the SERP) for the President/CEO of the Company.  The SERP provides a retirement benefit to the executive with a minimum payment period of 20 years upon his death, disability, normal retirement, early retirement or separation from service after a change in control. The SERP benefit is equal to 70% of the executive's average annual pre-retirement base salary and bonus, reduced by the benefits due to the executive through certain other benefit plans. The Company recorded expenses of $1,219,000, $1,492,000 and $654,000 for the years ended June 30, 2017, 2016 and 2015, respectively, related to the SERP.  The SERP is unfunded, and an accrued liability of $10.8 million and $9.6 million was recorded for this plan as of June 30, 2017 and 2016, respectively.

The Company invests in bank owned life insurance ("BOLI") to help offset the cost of employee benefits. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees with the Company as owner and beneficiary of the policies. BOLI is recorded at its cash surrender value and is classified as a non-interest earning asset. Increases in the carrying value, other than purchases, are recorded as non-interest income. At June 30, 2017 and 2016, the Company had $95.9 million and $93.3 million, respectively, in BOLI. Income earned on BOLI was $2.6 million, $2.7 million and $2.6 million for each of the years ended June 30, 2017, 2016 and 2015, respectively and is exempt from federal and state income taxes as long as the policies are held until the death of the insured individuals.

The Company has a nonqualified Executive Group Life Insurance Replacement Plan ("Split-Dollar") which provides life insurance benefits to certain eligible employees upon death while employed by the Company and upon death following termination of employment due to disability, retirement or change in control. Participants in the plan are entitled to up to two times their base annual salary, as defined by the plan. The Company recorded expenses of $104,000, $72,000 and $81,000 for the years ended June 30, 2017, 2016 and 2015, respectively, related to the Split-Dollar Plan. The accrued liability recorded for this plan as of June 30, 2017 and 2016 was $777,000 and $673,000, respectively.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15) Stock Based Compensation

Employee Stock Ownership Plan

During 2006, the Company adopted an Employee Stock Ownership Plan (the ESOP). The ESOP is a tax-qualified plan designed to invest primarily in the Company's common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company's common stock. The ESOP purchased 2,384,466 shares of the Company's common stock in the Company's initial public offering at a price of $6.67  per share. In 2010, the ESOP refinanced the outstanding principal and interest balance on the original ESOP loan and purchased additional shares, in the open market, of 1,654,529 in conjunction with the Company's second step transaction at an average price of $10.36 during June 2010. The refinancing and new stock purchases were funded with a loan from the Company to the ESOP. The outstanding loan balance at June 30, 2017 and 2016 was $21.4 million and $23.6 million, respectively. The shares of Company's common stock purchased are pledged as collateral for the loan. Shares are released from the pledge for allocation to participants as loan payments are made. At June 30, 2017, shares allocated to participants were 1,744,771 since the plan inception and shares committed to be released were 166,185. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that were unallocated or not yet committed to be released totaled 2,128,038 at June 30, 2017 and had a fair value of $36.3 million. ESOP compensation expense for the years ended June 30, 2017, 2016, and 2015 was $4.1 million, $4.4 million and $2.7 million, respectively, representing the fair market value of shares allocated or committed to be released during the year.

The Company has also established an ESOP restoration plan and trust, which are non-qualified plans that provide supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan's benefit formula. The supplemental benefits consist of payments representing shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans. Compensation expense related to this plan amounts to $547,000, $630,000, and $1.5 million, for the years ended June 30, 2017, 2016, and 2015, respectively. The total obligation under the restoration plan as of June 30, 2017 and 2016 was $8.2 million and $7.7 million, respectively. The obligations to the executives are a general liability of the Company.

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

We recognize stock based compensation expense based on the grant-date fair value of those awards and options over the requisite service period in accordance with ASC 718.  The Company adopted ASU 2016-09 during the quarter ended June 30, 2016, retroactively effective July 1, 2015.  As a result of the new guidance, excess tax benefits from exercise or vesting of share-based awards are included as a reduction in income tax expense in the period in which the exercise or vesting occurs and are presented as cash flows from operating activities.  Previously, excess tax benefits were recorded in additional paid-in capital and included as a cash inflow from financing activities.  Excess tax benefits recognized as a reduction of income tax expense for the years ended June 30, 2017 and 2016 totaled $1.4 million and $2.1 million, respectively.  Excess tax benefits recorded in additional paid-in capital for the year ended June 30, 2015 totaled $1.2 million.  The Company classified share-based compensation for employees and outside directors within "compensation, payroll taxes and benefits" in the consolidated statements of income to correspond with the same line item as the cash compensation paid.

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

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

There were no options granted during the year ended June 30, 2015.  The fair value of the options issued during the years ended June 30, 2017 and 2016 were estimated using the Black-Scholes options-pricing model with the following assumptions:

	Year ended June 30,
	2017	2016
Option shares granted	20,000	20,000
Expected dividend yield	5.35%	6.75%
Expected volatility	20.81%	26.10%
Risk-free interest rate	1.39%	2.03%
Expected option life	6.50	6.50

The Company recorded $319,000, $2.1 million and $2.2 million of share based compensation expense related to the options shares for the years ended June 30, 2017, 2016 and 2015, respectively.  Expected future expense related to the non-vested options outstanding at June 30, 2017 is $97,000 over a weighted average period of 2.4 years.  Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

The following is a summary of the Company's stock option activity and related information for its options plan as of June 30, 2017 and changes therein during the year then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2016	4,568,005	$2.59	$11.65	5.3
Granted	20,000	1.34	15.65	10.0
Exercised	(833,601)	2.58	11.48	3.7
Forfeited	(2,000)	2.65	14.55	5.6
Expired	(23,371)	2.47	12.04	3.2
Outstanding at June 30, 2017	3,729,033	$2.59	$11.70	3.4
Exercisable at June 30, 2017	3,657,160	$2.60	$11.62	3.3

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

The following is a summary of the status of the Company's restricted stock shares as of June 30, 2017 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2016	347,487	$12.37
Granted	10,000	15.65
Vested	(320,553)	12.10
Forfeited	(1,000)	14.55
Non-vested at June 30, 2017	35,934	$15.60

The Company recorded $685,000 for the year ended June 30, 2017, and $3.9 million for the years ended June 30, 2016 and 2015 of share based compensation expense related to the restricted stock share.  Expected future expense related to the non-vested restricted shares at June 30, 2017 is $404,000 over a weighted average period of 2.4 years.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16) Commitments and Contingencies

In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. Certain facilities are occupied under long-term operating leases which expire on various dates. Certain leases also provide for renewal options. Total rent expense was $918,000, $836,000 and $820,000 for the years ended June 30, 2017, 2016 and 2015, respectively.

Aggregate minimum lease payments for the remainder of the leases are as follows (in thousands):

Year ending June 30:
2018	$755
2019	646
2020	652
2021	521
2022	237
Thereafter	193
$3,004

There were no outstanding commitments to purchase securities at June 30, 2017.  At June 30, 2016, commitments to purchase securities totaled $1.2 million.

In the normal course of business, the Company may be a party to various outstanding legal proceedings and claims.  As of the date of this report, management is aware of no legal proceedings or claims which involve the reasonable possibility that a loss to the Company may have been incurred.  Further, there have been no asserted claims that would materially affect the Company's operations or financial position should the Company be considered liable under the claim.

(17) Regulatory Capital Requirements

Deposits at the Bank are insured up to standard limits of coverage provided by the Deposit Insurance Fund (DIF) of the FDIC. The Bank is a New Jersey state chartered savings bank and is subject to comprehensive regulation, supervision and periodic examinations by the FDIC and by the NJDOBI. The Company is regulated by the FRB.

FDIC regulations require banks to maintain minimum levels of regulatory capital.  Under the regulations in effect at June 30, 2017, the Bank and the Company are required to maintain (a) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (b) minimum ratios of common equity Tier 1, Tier 1 and total capital to risk-weighted assets of 6.0% and 8.0%, respectively.

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

On January 1, 2015, a final rule issued by the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies became effective which revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), adopted a uniform minimum leverage capital ratio of 4%, increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised and requires more stringent treatment of mortgage servicing assets and certain deferred tax assets. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The capital conservation buffer for 2017 is 1.25%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FDIC about capital components, risk weightings and other factors.

Management believes that, as of June 30, 2017, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a summary of the Company's actual capital amounts and ratios as of June 30, 2017 and 2016, compared to the FRB minimum capital adequacy requirements.

	June 30, 2017
	Actual		Required
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$555,703	15.02%	$166,443	4.50%
Tier 1 capital (to risk-weighted assets)	555,703	15.02	221,924	6.00
Total capital (to risk-weighted assets)	585,975	15.84	295,898	8.00
Tier 1 Leverage capital (to average assets)	555,703	13.51	164,562	4.00
Capital conservation buffer	290,077	7.84	46,234	1.25

	June 30, 2016
	Actual		Required
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$545,272	16.77%	$146,311	4.50%
Tier 1 capital (to risk-weighted assets)	545,272	16.77	195,081	6.00
Total capital (to risk-weighted assets)	575,223	17.69	260,108	8.00
Tier 1 Leverage capital (to average assets)	545,272	14.94	145,676	4.00
Capital conservation buffer	315,034	9.69	20,321	0.625

The following is a summary of the Bank's actual capital amounts and ratios as of June 30, 2017 and 2016, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

	June 30, 2017
	Actual		Required		Well-Capitalized
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$521,414	14.10%	$166,440	4.50%	$240,413	6.50%
Tier 1 capital (to risk-weighted assets)	521,414	14.10	221,919	6.00	295,893	8.00
Total capital (to risk-weighted assets)	551,686	14.92	295,893	8.00	369,866	10.00
Tier 1 Leverage capital (to average assets)	521,414	12.68	164,533	4.00	205,666	5.00
Capital conservation buffer	255,793	6.92	46,233	1.25

	June 30, 2016
	Actual		Required		Well-Capitalized
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$466,987	14.36%	$146,288	4.50%	$211,305	6.50%
Tier 1 capital (to risk-weighted assets)	466,987	14.36	195,050	6.00	260,067	8.00
Total capital (to risk-weighted assets)	496,938	15.28	260,067	8.00	325,084	10.00
Tier 1 Leverage capital (to average assets)	466,987	12.86	145,255	4.00	181,569	5.00
Capital conservation buffer	236,871	7.29	20,318	0.625

Index
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

FHLB of New York Stock

FHLB of New York Stock is recorded at cost (par value) and evaluated for impairment based on the ultimate recoverability of the par value. There is no active market for this stock and no significant observable market data is available for this instrument. The Company considers the profitability and asset quality of FHLB, dividend payment history and recent redemption experience, when determining the ultimate recoverability of the par value. The Company believes its investment in FHLB stock is recoverable at par.  It is not practical to determine the fair value of FHLB stock due to restrictions placed on the stock's transferability.  The carrying amount of FHLB stock approximates fair value, since this is the amount for which it could be redeemed.

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

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair value for loans held for investment is estimated using portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential, residential CRE, grocery/credit retail CRE, other CRE, and construction and land. Each loan category is further segmented into fixed and adjustable rate interest terms and by performing and nonperforming/impaired categories. Fair value of performing loans is estimated using a discounted cash flow model that employs a discount rate that reflects the current market pricing for loans with similar characteristics and remaining maturity, adjusted by an amount for estimated credit losses inherent in the portfolio at the balance sheet date. The rates take into account the expected yield curve. The Company classifies the fair value of loans held for investment as Level 3.

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

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Assets Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets measured at fair value on a recurring basis as of June 30, 2017 and June 30, 2016 by level within the fair value hierarchy. There were no transfers between levels within the fair value hierarchy during the year ended June 30, 2017.

	Fair Value as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$1,498	$1,498	$—	$—
Mortgage-backed securities available for sale
FHLMC	236	—	236	—
FNMA	11,091	—	11,091	—
CMO	85,105	—	85,105	—
Total securities available for sale	97,930	1,498	96,432	—

Interest rate swap	6,437	—	6,437	—
Total assets measured on a recurring basis	104,367	1,498	102,869	—

	Fair Value as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
Equity Securities	$1,125	$1,125	$—	$—
Mortgage-backed securities available for sale
FHLMC	849	—	849	—
FNMA	15,185	—	15,185	—
CMO	124,691	—	124,691	—
Total securities available for sale	141,850	1,125	140,725	—

Interest rate swap	3	—	3	—
Total assets measured on a recurring basis	141,853	1,125	140,728	—

Liabilities
Interest rate swap	$17,495	$—	$17,495	$—

Index
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

The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of June 30, 2017 and 2016 by level within the fair value hierarchy.

	Fair Value as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$59	$—	$—	$59
Other commercial real estate	2,907	—	—	2,907
Total impaired loans	2,966	—	—	2,966
Real estate owned
Other commercial real estate	140	—	—	140
Total real estate owned	140	—	—	140
Total assets measured on a nonrecurring basis	$3,106	$—	$—	$3,106

	Fair Value as of June 30, 2016	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$164	$—	$—	$164
Other commercial real estate	3,269	—	—	3,269
Construction and land loans	9	—	—	9
Total impaired loans	3,442	—	—	3,442
Real estate owned
Other commercial real estate	487	—	—	487
Total real estate owned	487	—	—	487
Total assets measured on a nonrecurring basis	$3,929	$—	$—	$3,929

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company's balance sheet at June 30, 2017 and 2016.  These tables exclude financial instruments for which the carrying amount approximates fair value.  Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, overnight borrowings, and accrued interest.

	At June 30, 2017		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	$239,631	$237,204	$—	$237,204	$—
Loans, net (1)	3,566,703	3,532,998	—	—	3,532,998
Financial liabilities:
Term deposits	1,124,140	1,134,628	—	1,134,628	—
Term borrowings	489,859	487,305	—	487,305	—
(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

	At June 30, 2016		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	$168,107	$170,706	$—	$170,706	$—
Loans, net (1)	3,131,957	3,169,724	—	—	3,169,724
Financial assets:
Term deposits	959,534	969,320	—	969,320	—
Term borrowings	464,623	474,843	—	474,843	—
(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

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

Balance Sheets

	June 30,
	2017	2016
	(In thousands)
Assets:
Cash	$51	$16
Fed Funds Sold	24,440	66,196
ESOP loan	21,449	23,578
Securities available for sale, at fair value	1,498	1,125
Accrued Interest Receivable	399	411
Investment in Subsidiaries	524,413	456,606
Other assets	37	50
Total Assets	$572,287	$547,982
Liabilities and Equity
Borrowings	12,500	12,500
Other liabilities	564	282
Total Equity	559,223	535,200
Total Liabilities and Equity	$572,287	$547,982

Statements of Income

	Year Ended June 30,
	2017	2016	2015
	(In thousands)
Interest on mortgage loans	$—	$1,205	$1,398
Interest on ESOP loan	815	838	1,243
Interest income on fed funds	295	176	16
Gain on sale of securities	—	406	—
Other income	35	35	40
Equity in undistributed earnings of subsidiary	49,286	57,955	46,583
Total income	50,431	60,615	49,280
Interest on borrowings	404	405	117
Other expenses	1,016	979	1,781
Income before income tax expense	49,011	59,231	47,382
Income tax (benefit) expense	(133)	6,936	480
Net income	$49,144	$52,295	$46,902

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Statements of Cash Flows

	Year Ended June 30,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$49,144	$52,295	$46,902
Adjustments to reconcile net income to net cash provided by operating activities:
Dividends/distributions from subsidiaries	—	44,392	60,841
Gain on sale of securities available for sale	—	(406)	—
Equity in undistributed earnings of subsidiary	(49,286)	(57,955)	(46,583)
Decrease in accrued interest receivable	12	118	384
Decrease (increase) in other assets	16	12	(60)
Increase (decrease) in other liabilities	121	(155)	188
Net cash provided by operating activities	7	38,301	61,672

Cash flows from investing activities
Proceeds from sale of securities available for sale	—	1,013	—
Additional investments in subsidiaries	—	—	(15)
Principal collected on ESOP loan	2,129	2,469	1,157
Decrease (increase) in mortgage loans, net	—	31,616	(3,578)
Net cash provided by (used in) investing activities	2,129	35,098	(2,436)

Cash flows from financing activities
Dividends paid to shareholders	(51,850)	(50,007)	(39,514)
Purchase of treasury stock	(1,574)	(1,593)	(22,720)
Stock issued upon exercise of stock options	9,567	14,705	771
Proceeds from borrowings	—	—	12,500
Cash used in financing activities	(43,857)	(36,895)	(48,963)
Net change in cash and equivalents	(41,721)	36,504	10,273
Cash at beginning of period	66,212	29,708	19,435
Cash at end of period	$24,491	$66,212	$29,708

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20) Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the fiscal years ended June 30, 2017 and 2016.

	Fiscal 2017 Quarter Ended
	September 30	December 31	March 31	June 30(1)
	(Dollars in thousands)
Selected Operating Data:
Interest income	$34,060	$35,251	$36,586	$36,565
Interest expense	8,760	9,022	9,791	10,278
Net interest income	25,300	26,229	26,795	26,287
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	25,300	26,229	26,795	26,287
Other income	1,258	1,183	21,741	(7,338)
Other expense	10,268	11,058	9,893	14,710
Income before income tax expense	16,290	16,354	38,643	4,239
Income tax expense	5,679	4,978	14,377	1,348
Net income	$10,611	$11,376	$24,266	$2,891
Basic Earnings per common share	$0.25	$0.26	$0.56	$0.07
Diluted Earnings per common share	$0.24	$0.26	$0.54	$0.06
(1)
Other income for the three months ended June 30, 2017 includes a net loss on termination of derivatives of $7.7 million and a loss on the sale of securities of $826,000.  These losses were incurred in conjunction with the balance sheet restructure.  Other expense for the three months ended June 30, 2017 included $5.2 million in FHLB prepayment penalties incurred in conjuction with the balance sheet restructure.  See Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations, Comparison of Operating Results, for the Periods Ended June 30, 2017 and 2016-"2017 Balance Sheet restructure" for additional information.

	Fiscal 2016 Quarter Ended
	September 30 (1)	December 31 (1)	March 31(1)	June 30
	(Dollars in thousands)
Selected Operating Data:
Interest income	$32,965	$33,357	$33,348	$34,654
Interest expense	8,816	8,063	8,197	8,947
Net interest income	24,149	25,294	25,151	25,707
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	24,149	25,294	25,151	25,707
Other income	5,985	27,482	3,190	7,587
Other expense	10,737	26,929	10,352	15,698
Income before income tax expense	19,397	25,847	17,989	17,596
Income tax expense	6,782	9,470	5,749	6,533
Net income	$12,615	$16,377	$12,240	$11,063
Basic Earnings per common share	$0.31	$0.39	$0.29	$0.26
Diluted Earnings per common share	$0.30	$0.38	$0.28	$0.25
(1)
The Company adopted ASU 2016-09 during the quarter ended June 30, 2016, retroactively effective July 1, 2015.  The most significant impact of the amended guidance resulted in recognition of excess tax benefits within income tax expense, which resulted in an increase to net income and earnings per share.  In addition, the guidance increases average diluted shares, since the Company no longer includes such excess tax benefits in the calculation of diluted shares.  Income tax expense, net income, and basic and diluted earnings per common share have been  restated to conform with the adopted guidance.  For further discussion, see Note 1, "Summary of Significant Accounting Policies—Employee Benefit Plans".

(21) Earnings Per Share

The following is a summary of the Company's earnings per share calculations and reconciliations of basic to diluted earnings per share.

	For the Years Ended June 30,
	2017	2016	2015
	(in thousands, except for per share data)
Net income	$49,144	$52,295	$46,902

Weighted average common shares outstanding—basic	43,263	41,864	41,664
Effect of dilutive non-vested shares and stock options outstanding	1,246	1,411	974
Weighted average common shares outstanding—diluted	44,509	43,275	42,638
Earnings per share-basic	$1.14	$1.25	$1.13
Earnings per share-diluted	$1.10	$1.21	$1.10

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22) Other Comprehensive Income

The components of comprehensive income, both gross and net of tax, are presented for the periods below (in thousands):

	Years ended June 30,
	2017	2016	2015
Gross:
Net income	$75,526	$80,829	$73,116
Other comprehensive income (loss)
Change in unrealized holding (loss) gain on securities available for sale	(2,795)	1,011	(1,425)
Reclassification adjustment for security losses (gains) included in net income	883	(990)	(624)
Change in unrealized gain (loss) on interest rate swaps	15,820	(13,936)	(3,659)
Amortization related to post-retirement obligations	402	224	91
Reclassification adjustment for derivative losses included in net income	8,112	—	—
Change in funded status of retirement obligations	1,482	(797)	(1,280)
Total other comprehensive income (loss)	23,904	(14,488)	(6,897)
Total comprehensive income	99,430	66,341	66,219
Tax applicable to:
Net income	26,382	28,534	26,214
Other comprehensive income (loss)
Change in unrealized holding (loss) gain on securities available for sale	(1,202)	416	(605)
Reclassification adjustment for security losses (gains) included in net income	381	(428)	(212)
Change in unrealized gain (loss) on interest rate swaps	6,839	(6,020)	(1,548)
Reclassification adjustment for derivative losses included in net income	3,498	—	—
Amortization related to post-retirement obligations	156	95	37
Change in funded status of retirement obligations	640	(327)	(527)
Total other comprehensive income (loss)	10,312	(6,264)	(2,855)
Total comprehensive income	36,694	22,270	23,359
Net of tax:
Net income	49,144	52,295	46,902
Other comprehensive income (loss)
Change in unrealized holding (loss) gain on securities available for sale	(1,593)	595	(820)
Reclassification adjustment for security losses (gains) included in net income	502	(562)	(412)
Change in unrealized gain (loss) on interest rate swaps	8,981	(7,916)	(2,111)
Reclassification adjustment for derivative losses included in net income	4,614	—	—
Amortization related to post-retirement obligations	246	129	54
Change in funded status of retirement obligations	842	(470)	(753)
Total other comprehensive income (loss)	13,592	(8,224)	(4,042)
Total comprehensive income	$62,736	$44,071	$42,860

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of tax, for the twelve months ended June 30, 2017 and 2016 (in thousands):

	Unrealized Holding Gains on Securities Available for Sale	Post Retirement Obligations	Unrealized Holding Gains on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss), Net of Tax
Balance at June 30, 2016	$1,529	$(1,657)	$(9,944)	$(10,072)
Net change	(1,091)	1,088	13,595	13,592
Balance at June 30, 2017	$438	$(569)	$3,651	$3,520

Balance at June 30, 2015	$1,496	$(1,316)	$(2,028)	$(1,848)
Net change	33	(341)	(7,916)	(8,224)
Balance at June 30, 2016	$1,529	$(1,657)	$(9,944)	$(10,072)

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth information about the amount reclassified from accumulated other comprehensive income (loss) to the consolidated statement of income and the affected line item in the statement where net income is presented (in thousands).

		Year ended June 30,
Accumulated Other Comprehensive Income (Loss) Component	Affected line item in the Consolidated Statement of Income	2017	2016	2015
Reclassification adjustment for security losses (gains) included in net income	Net loss (gain) on sale of securities	$883	$(990)	$(624)
Reclassification adjustment for derivative losses included in net income	Net loss on termination of derivatives	8,112	—	—

Amortization related to post-retirement obligations (1)
Prior service cost		—	—	60
Net loss		402	224	31
Compensation, payroll taxes and fringe benefits		402	224	91

Total before tax		9,397	(766)	(533)
Income tax (benefit) expense		4,035	(333)	(175)
Net of tax		$5,362	$(433)	$(358)

(1) These accumulated other comprehensive income (loss) components are included in the computations of net periodic benefit cost. See Note 14, Postretirement Benefits.

(23) Real Estate Joint Ventures, net and Real Estate Held for Investment

The Company accounted for investments in joint ventures under the equity method.  The balance reflected the cost basis of investments, plus the Company's share of income earned on the joint venture operations, less cash distributions, including excess cash distributions, and the Company's share of losses on joint venture operations.  Cash received in excess of the Company's recorded investment in a joint venture was recorded as unearned revenue in other liabilities.  As of June 30, 2016, the Company had ownership interest in one joint venture entity that owned an income-producing commercial rental property.  This entity was sold during 2017.  Proceeds from the sale of joint investments for the year ended June 30, 2017 were $25.3 million resulting in gains of $20.9 million.  All other joint ventures investments were sold during fiscal 2016 and 2015.  Proceeds from the sale of joint investments for the year ended June 30, 2016 were $20.8 million resulting in gains of $19.7 million.  Proceeds from the sale of joint venture investments for the year ended June 30, 2015 were $2.0 million resulting in gains of $2.0 million.

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

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(24) Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting".  This update provides guidance about changes to terms or conditions of a share based payment award which would require modification accounting. In particular, an entity is required to account for the effects of a modification if the fair value, vesting condition or the equity/liability classification of the modified award is not the same immediately before and after a change to the terms and conditions of the award.  This update is effective on a prospective basis for fiscal years beginning after December 15, 2017, with early adoption permitted.  The Company does not expect the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

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

Notes to Consolidated Financial Statements

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

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules
None.

(a)(3) Exhibits

3.1	Certificate of Incorporation of Oritani Financial Corp.*
3.2	Bylaws of Oritani Financial Corp.*
4	Form of Common Stock Certificate of Oritani Financial Corp.*
10.1	Employment Agreement between Oritani Financial Corp. and Kevin J. Lynch**, *****
10.2	Form of Employment Agreement between Oritani Financial Corp. and executive officers**, *****
10.3	Oritani Bank Director Retirement Plan**, *****
10.4	Oritani Bank Benefit Equalization Plan**, *****
10.5	Oritani Bank Executive Supplemental Retirement Income Agreement**, *****
10.6	Form of Employee Stock Ownership Plan**, *****
10.7	Director Deferred Fee Plan**, *****
10.8	Oritani Financial Corp. 2007 Equity Incentive Plan*, *****
10.9	Oritani Financial Corp. 2011 Equity Incentive Plan***, *****
14	Code of Ethics****
21	Subsidiaries of Registrant**
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

ORITANI FINANCIAL CORP.

Date:	August 29, 2017	By:	/s/ Kevin J. Lynch
Kevin J. Lynch
Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin J. Lynch	Director, Chief Executive Officer and President	August 29, 2017
Kevin J. Lynch	(Principal Executive Officer)

/s/ John M. Fields, Jr.	Director, Executive Vice President	August 29, 2017
John M. Fields, Jr.	and Chief Financial Officer

/s/ Ann Marie Jetton	Sr. Vice President and Principal	August 29, 2017
Ann Marie Jetton	Accounting Officer

/s/ Nicholas Antonaccio	Director	August 29, 2017
Nicholas Antonaccio

/s/ James J. Doyle, Jr.	Director	August 29, 2017
James J. Doyle, Jr.

/s/ Robert S. Hekemian, Jr.	Director	August 29, 2017
Robert S. Hekemian, Jr.

/s/ Harvey R. Hirschfeld	Director	August 29, 2017
Harvey R. Hirschfeld

/s/ John J. Skelly, Jr.	Director
John J. Skelly, Jr.		August 29, 2017