Form 10-Q
period 2017-09-30
Oritani Financial Corp
filed 2017-11-09
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

    YES  ☐    NO  ☒

As of November 9, 2017, there were 56,245,065 shares of the Registrant's common stock, par value $0.01 per share, issued and 46,279,865 shares outstanding.

Oritani Financial Corp.
FORM 10-Q

Index
Part I. Financial Information
Item 1. Financial Statements

Oritani Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2017	June 30, 2017
	(unaudited)	(audited)
Assets
Cash on hand and in banks	$30,701	$33,252
Federal funds sold and short term investments	403	326
Cash and cash equivalents	31,104	33,578
Loans, net	3,561,902	3,566,703
Securities available for sale, at fair value	90,348	97,930
Securities held to maturity, fair value of $236,711 and $237,204, respectively	238,770	239,631
Bank Owned Life Insurance (at cash surrender value)	96,592	95,946
Federal Home Loan Bank of New York ("FHLB") stock , at cost	27,813	32,504
Accrued interest receivable	11,371	10,620
Real estate owned	—	140
Office properties and equipment, net	13,713	13,909
Deferred tax assets, net	38,888	37,693
Other assets	9,107	9,030
Total Assets	$4,119,608	$4,137,684
Liabilities
Deposits	$2,920,046	$2,856,478
Borrowings	546,277	642,059
Advance payments by borrowers for taxes and insurance	23,383	23,496
Other liabilities	63,509	56,428
Total Liabilities	3,553,215	3,578,461
Stockholders' Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 46,176,504 shares outstanding at September 30, 2017 and 45,992,366 shares outstanding at June 30, 2017.	562	562
Additional paid-in capital	512,693	512,337
Non-vested restricted stock awards	(347)	(458)
Treasury stock, at cost; 10,068,561 shares at September 30, 2017 and 10,252,699 shares at June 30, 2017.	(134,061)	(136,517)
Unallocated common stock held by the employee stock ownership plan	(18,061)	(18,407)
Retained earnings	202,196	198,186
Accumulated other comprehensive income, net of tax	3,411	3,520
Total Stockholders' Equity	566,393	559,223
Total Liabilities and Stockholders' Equity	$4,119,608	$4,137,684

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Three months ended September 30,
	2017	2016
	(unaudited)
Interest income:
Interest on loans	$35,837	$31,973
Dividends on FHLB stock	485	457
Interest on securities available for sale	496	826
Interest on securities held to maturity	1,099	803
Interest on federal funds sold and short term investments	3	1
Total interest income	37,920	34,060
Interest expense:
Deposits	7,353	5,739
Borrowings	2,923	3,021
Total interest expense	10,276	8,760
Net interest income before provision for loan losses	27,644	25,300
Provision for loan losses	—	—
Net interest income after provision for loan losses	27,644	25,300
Other income:
Service charges	228	182
Income from investments in real estate joint ventures	—	316
Bank-owned life insurance	646	679
Net loss on sale of assets	(2)	—
Other income	71	81
Total other income	943	1,258
Other expenses:
Compensation, payroll taxes and fringe benefits	6,556	7,358
Advertising	142	90
Office occupancy and equipment expense	749	800
Data processing service fees	544	544
Federal insurance premiums	300	450
Net expense from real estate operations	1	55
Other expenses	1,192	971
Total operating expenses	9,484	10,268
Income before income tax expense	19,103	16,290
Income tax expense	7,107	5,679
Net income	$11,996	$10,611
Earnings per basic common share	$0.27	$0.25
Earnings per diluted common share	$0.27	$0.24

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended September 30,
	2017	2016
	(unaudited)
Net of tax:
Net income	$11,996	$10,611
Other comprehensive (loss) income
Change in unrealized holding loss on securities available for sale	(4)	(392)
Amortization related to post-retirement obligations	5	72
Net change in unrealized (loss) gain on interest rate swaps	(110)	1,300
Total other comprehensive (loss) income	(109)	980
Total comprehensive income	$11,887	$11,591

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Three months ended September 30, 2017 and 2016 (unaudited)
(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Non-vested restricted stock awards	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Total stockholders' equity
Balance at June 30, 2016	45,247,420	$562	$513,177	$(4,242)	$(146,173)	$(20,481)	$202,429	$(10,072)	$535,200
Net income	—	—	—	—	—	—	10,611	—	10,611
Other comprehensive income, net of tax	—	—	—	—	—	—	—	980	980
Cash dividends declared ($0.175 per share)	—	—	—	—	—	—	(7,480)	—	(7,480)
Purchase of treasury stock	(94,953)	—	—	—	(1,508)	—	—	—	(1,508)
Compensation cost for stock options and restricted stock	—	—	775	—	—	—	—	—	775
ESOP shares allocated or committed to be released	—	—	314	—	—	339	—	—	653
Exercise of stock options	35,672	—	—	—	474	—	(47)	—	427
Vesting of restricted stock awards	—	—	(3,718)	3,762	—	—	(44)	—	—
Balance at September 30, 2016	45,188,139	$562	$510,548	$(480)	$(147,207)	$(20,142)	$205,469	$(9,092)	$539,658

Balance at June 30, 2017	45,992,366	$562	$512,337	$(458)	$(136,517)	$(18,407)	$198,186	$3,520	$559,223
Net income	—	—	—	—	—	—	11,996	—	11,996
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(109)	(109)
Cash dividends declared ($0.175 per share)	—	—	—	—	—	—	(7,657)	—	(7,657)
Purchase of treasury stock	(763)	—	—	—	(13)	—	—	—	(13)
Compensation cost for stock options and restricted stock	—	—	51	—	—	—	—	—	51
ESOP shares allocated or committed to be released	—	—	337	—	—	346	—	—	683
Exercise of stock options	191,901	—	—	—	2,556	—	(337)	—	2,219
Vesting of restricted stock awards	—	—	(32)	24	—	—	8	—	—
Forfeiture of restricted stock awards	(7,000)	—	—	87	(87)	—	—	—	—
Balance at September 30, 2017	46,176,504	$562	$512,693	$(347)	$(134,061)	$(18,061)	$202,196	$3,411	$566,393

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Three months ended September 30,
	2017	2016
	(unaudited)
Cash flows from operating activities:
Net income	$11,996	$10,611
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	734	1,428
Tax benefit from stock-based compensation	3	350
Depreciation of premises and equipment	196	232
Net amortization and accretion of premiums and discounts on securities	297	269
Provision for loan losses	—	—
Amortization and accretion of deferred loan fees, net	(661)	(550)
(Increase) decrease in deferred taxes	(756)	97
Loss on sale of real estate owned	2	—
Writedown of real estate owned	—	38
Increase in cash surrender value of bank owned life insurance	(646)	(679)
Increase in accrued interest receivable	(751)	(47)
(Increase) decrease in other assets	(617)	1,509
Increase in other liabilities	7,091	213
Net cash provided by operating activities	16,888	13,471
Cash flows from investing activities:
Net decrease (increase) in loans receivable	5,462	(49,939)
Purchase of mortgage loans	—	(26,657)
Purchase of securities available for sale	—	(46,000)
Purchase of securities held to maturity	(10,623)	(17,615)
Purchase of Federal Home Loan Bank stock	(10,736)	(11,421)
Proceeds from payments, calls and maturities of securities available for sale	7,500	10,775
Proceeds from payments, calls and maturities of securities held to maturity	11,261	7,729
Proceeds from redemption of Federal Home Loan Bank stock	15,427	16,543
Proceeds from sale of real estate owned	138	—
Net decrease in real estate joint ventures	—	94
Purchase of fixed assets	—	(12)
Net cash provided by (used in) investing activities	18,429	(116,503)
Cash flows from financing activities:
Net increase in deposits	63,568	236,277
Purchase of treasury stock	(13)	(1,508)
Dividends paid to shareholders	(7,657)	(7,480)
Exercise of stock options	2,219	427
Decrease in advance payments by borrowers for taxes and insurance	(113)	(455)
Proceeds from borrowed funds	32,870	12,000
Repayment of borrowed funds	(128,652)	(126,031)
Payment of employee taxes withheld from shared-based awards	(13)	(1,508)
Net cash (used in) provided by financing activities	(37,791)	111,722
Net (decrease) increase in cash and cash equivalents	(2,474)	8,690
Cash and cash equivalents at beginning of period	33,578	16,571
Cash and cash equivalents at end of period	$31,104	$25,261
Supplemental cash flow information:
Cash paid during the period for:
Interest	$10,255	$8,731
Income taxes	$755	$7,249

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

In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included.  The results of operations and other data presented for the three month period ended September 30, 2017 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2018.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for the preparation of the Form 10-Q.  The consolidated financial statements presented should be read in conjunction with the Company's audited consolidated financial statements and notes to consolidated financial statements included in the Company's June 30, 2017 Annual Report on Form 10-K, filed with the SEC on August 29, 2017.

The consolidated financial statements have been prepared in conformity with GAAP. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at September 30, 2017 and June 30, 2017 and in the Consolidated Statements of Income for the three months ended September 30, 2017 and 2016.  Actual results could differ significantly from those estimates.

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

The following is a summary of the Company's earnings per share calculations and reconciliation of basic to diluted earnings per share.

	Three months ended September 30,
	2017	2016
	(In thousands, except per share data)
Net income	$11,996	$10,611
Weighted average common shares outstanding—basic	43,897	42,775
Effect of dilutive stock options outstanding	1,043	1,233
Weighted average common shares outstanding—diluted	44,940	44,008
Earnings per share-basic	$0.27	$0.25
Earnings per share-diluted	$0.27	$0.24

For the three months ended September 30, 2017 and 2016 there were 1,322 and 4,438 option shares, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for those periods.

3. Stock Repurchase Program

On March 4, 2015, the Board of Directors of the Company authorized a fourth stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5% of the outstanding shares, or 2,205,451 shares.   At September 30, 2017, there are 1,888,088 shares yet to be purchased under the current plan.   At  September 30, 2017, a total of  13,278,444  shares had been acquired under repurchase programs at a weighted average cost of  $13.30 per share.  The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company's liquidity and capital requirements, and alternative uses of capital.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes.  The Company may conduct repurchases in accordance with a Rule 10b5-1 trading plan.

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

There were no options granted during the three months ended September 30, 2017 and 2016.

The following is a summary of the Company's stock option activity and related information as of September 30, 2017 and changes therein during the three months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2017	3,729,033	$2.59	$11.70	3.4
Exercised	(191,901)	2.60	11.56	3.2
Forfeited	(12,000)	1.64	15.89	7.8
Outstanding at September 30, 2017	3,525,132	$2.59	$11.69	3.2
Exercisable at September 30, 2017	3,469,259	$2.60	$11.63	3.1

The Company recorded $11,000 and $266,000 of share based compensation expense related to options for the three months ended September 30, 2017 and 2016, respectively. Expected future expense related to the non-vested options outstanding at September 30, 2017 is $61,000 over a weighted average period of 2.0 years.  Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

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

The following is a summary of the status of the Company's restricted stock shares as of September 30, 2017 and changes therein during the three months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2017	35,934	$15.60
Vested	(2,000)	15.89
Forfeited	(6,000)	15.89
Non-vested at September 30, 2017	27,934	$15.51

The Company recorded $40,000 and $509,000 of share based compensation expense related to the restricted stock shares for the three months ended September 30, 2017 and 2016, respectively.  Expected future expense related to the non-vested restricted shares at September 30, 2017 is $254,000 over a weighted average period of 2.0 years.

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

Net periodic benefit costs for the three months ended September 30, 2017 and 2016 are presented in the following table.

	Retirement Plan		BEP Plan		Medical Plan
	Three months ended September 30,
	2017	2016	2017	2016	2017	2016
	(In thousands)
Service cost	$33	$38	$—	$—	$15	$14
Interest cost	52	45	11	10	52	59
Amortization of unrecognized:
Net loss	—	—	9	13	—	87
Total	$85	$83	$20	$23	$67	$160

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
6. Loans, net

Loans, net are summarized as follows:

	September 30, 2017	June 30, 2017
	(In thousands)
Residential	$254,973	$253,310
Residential commercial real estate	1,914,088	1,945,297
Grocery/credit retail commercial real estate	544,209	535,567
Other commercial real estate	881,808	866,826
Construction and land loans	5,177	4,210
Total loans	3,600,255	3,605,210
Less:
Deferred loan fees, net	7,951	8,235
Allowance for loan losses	30,402	30,272
Loans, net	$3,561,902	$3,566,703

The Company's allowance for loan losses is analyzed quarterly and many factors are considered, including changes in the portfolio, delinquencies, nonaccrual loan levels, and other environmental factors.  There have been no material changes to the allowance for loan loss methodology as disclosed in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 29, 2017.

The activity in the allowance for loan losses for the three months ended September 30, 2017 and 2016 is summarized as follows:

	Three months ended September 30,
	(In thousands)
	2017	2016
Balance at beginning of period	$30,272	$29,951
Provisions for loan losses	—	—
Recoveries of loans previously charged off	152	2
Loans charged off	(22)	(75)
Balance at end of period	$30,402	$29,878

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table provides the three month activity in the allowance for loan losses allocated by loan category at September 30, 2017 and 2016. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	Three months ended September 30, 2017
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,261	$15,794	$3,000	$10,017	$200	$30,272
Charge-offs	(22)	—	—	—	—	(22)
Recoveries	120	—	—	—	32	152
Provisions	(73)	(32)	196	(80)	(11)	—
Ending balance	$1,286	$15,762	$3,196	$9,937	$221	$30,402

	Three months ended September 30, 2016
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,300	$12,837	$3,646	$11,850	$318	$29,951
Charge-offs	(75)	—	—	—	—	(75)
Recoveries	—	—	—	2	—	2
Provisions	569	773	(174)	(1,009)	(159)	—
Ending balance	$1,794	$13,610	$3,472	$10,843	$159	$29,878

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at September 30, 2017 and June 30, 2017.

	At September 30, 2017
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$8	$—	$8
Collectively evaluated for impairment	1,286	15,762	3,196	9,929	221	30,394
Total	$1,286	$15,762	$3,196	$9,937	$221	$30,402
Loans receivable:
Individually evaluated for impairment	$3,624	$—	$—	$9,909	$—	$13,533
Collectively evaluated for impairment	251,349	1,914,088	544,209	871,899	5,177	3,586,722
Total	$254,973	$1,914,088	$544,209	$881,808	$5,177	$3,600,255

	At June 30, 2017
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$43	$—	$43
Collectively evaluated for impairment	1,261	15,794	3,000	9,974	200	30,229
Total	$1,261	$15,794	$3,000	$10,017	$200	$30,272
Loans receivable:
Individually evaluated for impairment	$3,684	$—	$—	$10,173	$—	$13,857
Collectively evaluated for impairment	249,626	1,945,297	535,567	856,653	4,210	3,591,353
Total	$253,310	$1,945,297	$535,567	$866,826	$4,210	$3,605,210

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

The following table provides information about the loan credit quality at September 30, 2017 and June 30, 2017:

	At September 30, 2017
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$231,340	$17,054	$1,656	$4,923	$—	$254,973
Residential commercial real estate	1,884,751	27,732	1,605	—	—	1,914,088
Grocery/credit retail commercial real estate	541,141	—	3,068	—	—	544,209
Other commercial real estate	727,844	122,600	13,378	17,986	—	881,808
Construction and land loans	5,177	—	—	—	—	5,177
Total	$3,390,253	$167,386	$19,707	$22,909	$—	$3,600,255

	At June 30, 2017
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$229,481	$17,256	$1,571	$5,002	$—	$253,310
Residential commercial real estate	1,915,526	27,778	1,753	240	—	1,945,297
Grocery/credit retail commercial real estate	532,472	—	3,095	—	—	535,567
Other commercial real estate	725,714	107,249	15,551	18,312	—	866,826
Construction and land loans	4,210	—	—	—	—	4,210
Total	$3,407,403	$152,283	$21,970	$23,554	$—	$3,605,210

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table provides information about loans past due at September 30, 2017 and June 30, 2017:

	At September 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (1)
	(In thousands)
Residential	$980	$1,922	$489	$3,391	$251,582	$254,973	$1,477
Residential commercial real estate	—	—	—	—	1,914,088	1,914,088	—
Grocery/credit retail commercial real estate	—	—	—	—	544,209	544,209	—
Other commercial real estate	1,704	1,052	1,797	4,553	877,255	881,808	8,429
Construction and land loans	—	—	—	—	5,177	5,177	—
Total	$2,684	$2,974	$2,286	$7,944	$3,592,311	$3,600,255	$9,906

	At June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (2)
	(In thousands)
Residential	$1,243	$1,776	$614	$3,633	$249,677	$253,310	$1,556
Residential commercial real estate	240	—	—	240	1,945,057	1,945,297	—
Grocery/credit retail commercial real estate	—	—	—	—	535,567	535,567	—
Other commercial real estate	606	—	1,897	2,503	864,323	866,826	8,667
Construction and land loans	—	—	—	—	4,210	4,210	—
Total	$2,089	$1,776	$2,511	$6,376	$3,598,834	$3,605,210	$10,223

(1)
Included in nonaccrual loans at September 30, 2017 are residential loans totaling $266,000 and other commercial real estate loans totaling $1.1 million that were 60-89 days past due; residential loans totaling $549,000 and other commercial real estate loans totaling $1.1 million that were 30-59 days past due; residential loans totaling $173,000 and other commercial real estate loans totaling $4.4 million that were less than 30 days past due.

(2)
Included in nonaccrual loans at June 30, 2017 are residential loans totaling $716,000 that were 30-59 days past due; residential loans totaling $205,000 that were 60-89 days past due; and residential loans totaling $21,000 and other commercial real estate loans totaling $6.8 million that were less than 30 days past due.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement.  Loans we individually classify as impaired include multifamily, commercial mortgage and construction loans with balances of $1.0 million or more, unless a condition exists for loans less than $1.0 million that would increase the Bank's potential loss exposure.  At September 30, 2017 impaired loans were primarily collateral-dependent and totaled $13.5 million, of which $372,000 had a related allowance for credit losses of $8,000 and $13.2 million of impaired loans had no related allowance for credit losses.  At June 30, 2017 impaired loans were primarily collateral-dependent and totaled $13.9 million, of which $538,000  had a related allowance for credit losses of $43,000 and $13.3 million of impaired loans had no related allowance for credit losses.

The following table provides information about the Company's impaired loans at September 30, 2017 and June 30, 2017:

	At September 30, 2017			At June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In thousands)
With no related allowance recorded:
Residential	$3,634	$3,624	$—	$3,684	$3,684	$—
Other commercial real estate	9,518	9,537	—	9,635	9,635	—
	13,152	13,161	—	13,319	13,319	—
With an allowance recorded:
Other commercial real estate	372	372	8	495	538	43
	372	372	8	495	538	43
Total:
Residential	3,634	3,624	—	3,684	3,684	—
Other commercial real estate	9,890	9,909	8	10,130	10,173	43
	$13,524	$13,533	$8	$13,814	$13,857	$43

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
The following tables present the average recorded investment and interest income recognized on impaired loans for the three months ended September 30, 2017 and 2016:

	Three months ended September 30,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$3,625	$36	$3,462	$34
Other commercial real estate	9,664	115	9,089	121
	13,289	151	12,551	155
With an allowance recorded:
Residential	—	—	164	2
Other commercial real estate	363	—	196	—
Construction and land loans	—	—	9	—
	363	—	369	2
Total:
Residential	3,625	36	3,626	36
Other commercial real estate	10,027	115	9,285	121
Construction and land loans	—	—	9	—
	$13,652	$151	$12,920	$157
Cash basis interest income		$128		$133

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Troubled debt restructured loans ("TDRs") are those loans whose terms have been modified because of deterioration in the financial condition of the borrower.  The Company has selectively modified certain borrower's loans to enable the borrower to emerge from delinquency and keep their loans current.  The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company.  Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal.  Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period.  Management classifies all TDRs as impaired loans.  Included in impaired loans at September 30, 2017 and June 30, 2017, are $4.5 million and $4.6 million, respectively of loans which are deemed TDRs.

The following table presents additional information regarding the Company's TDRs as of September 30, 2017 and June 30, 2017:

	Troubled Debt Restructurings at September 30, 2017
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$177	$177
Other commercial real estate	353	3,939	4,292
Total	$353	$4,116	$4,469
Allowance	$—	$8	$8

	Troubled Debt Restructurings at June 30, 2017
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$178	$178
Other commercial real estate	362	4,070	4,432
Total	$362	$4,248	$4,610
Allowance	$—	$43	$43

There were no loan relationships modified in a troubled debt restructuring during the three months ended September 30, 2017 and 2016, respectively.

There have been no loans that were modified as TDR during the last twelve months that have subsequently defaulted (90 days or more past due) during the current quarter ended September 30, 2017.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

7. Investment Securities

Securities Held to Maturity

The following is a comparative summary of securities held to maturity at September 30, 2017 and June 30, 2017:

	At September 30, 2017
	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
	(In thousands)

U.S. Government and Federal agency obligations
Due in one to five years	$6,750	$—	$54	$6,696
Mortgage-backed securities:
Residential MBS	146,033	94	1,074	145,053
Commercial MBS	13,366	101	84	13,383
CMO	72,621	—	1,042	71,579
	$238,770	$195	$2,254	$236,711

	At June 30, 2017
	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
	(In thousands)
U.S. Government and Federal agency obligations
Due in one to five years	$6,750	$—	$54	$6,696
Mortgage-backed securities:
Residential MBS	141,990	81	1,391	140,680
Commercial MBS	13,473	112	83	13,502
CMO	77,418	—	1,092	76,326
	$239,631	$193	$2,620	$237,204

The contractual maturities of mortgage-backed securities held to maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any securities held to maturity during the three months ended September 30, 2017 and 2016.  Securities with fair values of $25.7 million and $27.2 million at September 30, 2017 and June 30, 2017, respectively, were pledged for advances.  The fair value of securities held to maturity pledged for cash flow hedge interest rate swaps totaled $8.0 million and $8.5 million at September 30, 2017 and June 30, 2017, respectively.  Held to maturity securities with fair values of $126.5 million and $132.5 million were pledged for municipal deposits at September 30, 2017 and June 30, 2017, respectively. The Company did not record other-than-temporary impairment charges on securities held to maturity during the three months ended September 30, 2017 and 2016.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Gross unrecognized losses on securities held to maturity and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrecognized loss position at September 30, 2017 and June 30, 2017 were as follows:

	At September 30, 2017
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$—	$—	$6,696	$54	$6,696	$54
Mortgage-backed securities:
Residential MBS	117,738	580	22,905	494	140,643	1,074
Commercial MBS	7,059	84	—	—	7,059	84
CMO	25,271	180	46,308	862	71,579	1,042
	$150,068	$844	$75,909	$1,410	$225,977	$2,254

	At June 30, 2017
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$1,737	$13	$4,959	$41	$6,696	$54
Mortgage-backed securities:
Residential MBS	128,040	1,265	3,020	126	131,060	1,391
Commercial MBS	7,120	83	—	—	7,120	83
CMO	76,326	1,092	—	—	76,326	1,092
	$213,223	$2,453	$7,979	$167	$221,202	$2,620

Management evaluated the securities in the above tables and concluded that none of the securities with losses has impairments that are other-than-temporary.  The unrecognized losses on investments in mortgage-backed securities were caused by interest rate changes and market conditions.  Because the decline in fair value is attributable to changes in interest rates and market conditions and not credit quality, and because the Company has no intent to sell and believes it is not more than likely than not that it will be required to sell these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Securities Available for Sale

The following is a comparative summary of securities available for sale at September 30, 2017 and June 30, 2017:

	At September 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$601	$956	$—	$1,557
Mortgage-backed securities:
Residential MBS	6,393	6	28	6,371
Commercial MBS	4,185	174	—	4,359
CMO	78,479	105	523	78,061
	$89,658	$1,241	$551	$90,348

	At June 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$601	$897	$—	$1,498
Mortgage-backed securities:
Residential MBS	6,974	9	62	6,921
Commercial MBS	4,220	186	—	4,406
CMO	85,437	152	484	85,105
	$97,232	$1,244	$546	$97,930

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any securities available for sale during the three months ended September 30, 2017 and 2016.   The Equity securities caption relates to holdings of shares in financial institutions common stock.  Available for sale securities with fair values of $30.0 million and $31.6 million at September 30, 2017 and June 30, 2017, respectively, were pledged for advances.  There were no securities available for sale pledged for cash flow hedge interest rate swaps at September 30, 2017 and June 30, 2017, respectively. Available for sale  securities with fair values of $54.3 million and $59.5 million were pledged for municipal deposits at September 30, 2017 and June 30, 2017, respectively. There were no other-than-temporary impairment charges on available for sale securities for the three months ended September 30, 2017 and 2016.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and June 30, 2017 were as follows:

	At September 30, 2017
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
Residential MBS	$6,095	$28	$—	$—	$6,095	$28
CMO	48,899	274	13,518	249	62,417	523
	$54,994	$302	$13,518	$249	$68,512	$551

	At June 30, 2017
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
Residential MBS	$6,521	$62	$—	$—	$6,521	$62
CMO	53,880	406	4,877	78	58,757	484
	$60,401	$468	$4,877	$78	$65,278	$546

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

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

8. Deposits

Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. We had brokered deposits totaling $532.1 million and $510.4 million at September 30, 2017 and June 30, 2017, respectively.   Total municipal deposits were $356.9 million and $334.1 million at September 30, 2017 and June 30, 2017, respectively. See Note 7. "Investment Securities" for the aggregate amount of securities that were pledged for municipal deposits. As of September 30, 2017 and June 30, 2017, the aggregate amount of outstanding time deposits in amounts greater than $250,000 was $204.0 million and $221.8 million, respectively.

 Deposit balances are summarized as follows:

	September 30, 2017	June 30, 2017
	(In thousands)
Checking accounts	$728,272	$706,554
Money market deposit accounts	855,176	847,888
Savings accounts	177,183	177,896
Time deposits	1,159,415	1,124,140
	$2,920,046	$2,856,478

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

At September 30, 2017, Oritani had twenty five interest rate swap agreements with a total notional outstanding of $425.0 million.  These agreements all feature exchanges of fixed for variable payments covering various hedging periods maturing between January 2018 and June 2025.   The Company is paying fixed rates on these swaps ranging from 0.53% to 1.90%, in exchange for receiving variable payments linked to one month LIBOR.

The following table presents amounts included in the consolidated balance sheets related to the fair value of derivative financial instruments at September 30, 2017 and June 30, 2017.

		At September 30, 2017		At June 30, 2017
	Balance Sheet Line Item	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedge interest rate swaps
Gross unrealized gain	Other Assets	$425,000	$6,239	$450,000	$6,437
Gross notional / net fair value		$425,000	$6,239	$450,000	$6,437
Average rate paid		1.44%		1.26%
Average rate received		1.25%		0.72%
Weighted average maturity		4.4		4.4

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Gains (losses) included in the consolidated statements of income and in comprehensive income, on a pre-tax basis, related to cash flow hedge interest rate swaps are as follows:

	Three Months Ended September 30,
	2017	2016
	(in thousands)
Amount of (loss) gain recognized in other comprehensive income	$(426)	$1,647
Amount of unrealized (loss) gain reclassified from accumulated other comprehensive loss to interest expense	(228)	(627)
Net change in unrealized (loss) gain on interest rate swaps, before taxes	$(198)	$2,274

Ineffectiveness recognized during the three months ended September 30, 2017 and 2016 was immaterial.   There were no  accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss at September 30, 2017 and June 30, 2017, respectively. Amounts reported in accumulated other comprehensive loss related to cash flow interest rate swaps are reclassified to interest expense as interest payments are made.  The fair value of securities pledged as collateral for the swaps at September 30, 2017 and June 30, 2017 was $8.0 million and $8.5 million, respectively.

10. Income Taxes

The Company files income tax returns in the United States federal jurisdiction and in New Jersey, Pennsylvania and New York state and local jurisdictions.

The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2013. The Company's federal return for the tax year ended December 31, 2012 was audited during fiscal 2016.   Our state and city tax returns are not currently under audit and have not been subject to an audit during the past five years.  The Company did not have any uncertain tax positions at September 30, 2017 and June 30, 2017.  The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
11. Fair Value Measurements

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

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and June 30, 2017 by level within the fair value hierarchy. There were no transfers between levels within the fair value hierarchy during the three months ended September 30, 2017.

	Fair Value as of September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$1,557	$1,557	$—	$—
Mortgage-backed securities available for sale
Residential MBS	6,371	—	6,371	—
Commercial MBS	4,359	—	4,359	—
CMO	78,061	—	78,061	—
Total securities available for sale	90,348	1,557	88,791	—

Interest rate swaps	6,239	—	6,239	—
Total assets measured on a recurring basis	$96,587	$1,557	$95,030	$—

	Fair Value as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$1,498	$1,498	$—	$—
Mortgage-backed securities available for sale
Residential MBS	6,921	—	6,921	—
Commercial MBS	4,406	—	4,406	—
CMO	85,105	—	85,105	—
Total securities available for sale	97,930	1,498	96,432	—

Interest rate swaps	6,437	—	6,437	—
Total assets measured on a recurring basis	$104,367	$1,498	$102,869	$—

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

The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of September 30, 2017 and June 30, 2017 by level within the fair value hierarchy.

	Fair Value as of September 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Other commercial real estate	$2,769	$—	$—	$2,769
Total impaired loans	2,769	—	—	2,769
Total assets measured on a non-recurring basis	$2,769	$—	$—	$2,769

	Fair Value as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$59	$—	$—	$59
Other commercial real estate	2,907	—	—	2,907
Total impaired loans	2,966	—	—	2,966
Real estate owned
Other commercial real estate	140	—	—	140
Total real estate owned	140	—	—	140
Total assets measured on a non-recurring basis	$3,106	$—	$—	$3,106

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Estimated Fair Value of Financial Instruments

The following tables present the carrying amount, estimated fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company's balance sheet at September 30, 2017 and June 30, 2017. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, and overnight borrowings.

	September 30, 2017
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	$238,770	$236,711	$—	$236,711	$—
Loans, net (1)	3,561,902	3,531,067	—	—	3,531,067
Financial liabilities:
Time deposits	1,159,415	1,170,007	—	1,170,007	—
Term borrowings	495,977	492,359	—	492,359	—
 _____________
(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

	June 30, 2017
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	$239,631	$237,204	$—	$237,204	$—
Loans, net (1)	3,566,703	3,532,998	—	—	3,532,998
Financial liabilities:
Time deposits	1,124,140	1,134,628	—	1,134,628	—
Term borrowings	489,859	487,305	—	487,305	—
 ______________
(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

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

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

12. Other Comprehensive Income

The components of comprehensive income, both gross and net of tax, are presented for the periods below (in thousands):

	Three months ended September 30,
	2017	2016
Gross:
Net income	$19,103	$16,290
Other comprehensive (loss) income
Change in unrealized holding loss on securities available for sale	(8)	(689)
Amortization related to post-retirement obligations	9	100
Net change in unrealized (loss) gain on interest rate swaps	(198)	2,274
Total other comprehensive (loss) income	(197)	1,685
Total comprehensive income	18,906	17,975
Tax applicable to:
Net income	7,107	5,679
Other comprehensive (loss) income
Change in unrealized holding loss on securities available for sale	(4)	(297)
Amortization related to post-retirement obligations	4	28
Net change in unrealized (loss) gain on interest rate swaps	(88)	974
Total other comprehensive (loss) income	(88)	705
Total comprehensive income	7,019	6,384
Net of tax:
Net income	11,996	10,611
Other comprehensive (loss) income
Change in unrealized holding loss on securities available for sale	(4)	(392)
Amortization related to post-retirement obligations	5	72
Net change in unrealized (loss) gain on interest rate swaps	(110)	1,300
Total other comprehensive (loss) income	(109)	980
Total comprehensive income	$11,887	$11,591

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of tax, for the three months ended September 30, 2017 and 2016 (in thousands):

	Unrealized Holding Gain on Securities Available for Sale	Post Retirement Obligations	Unrealized Holding Gain (Loss) on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss), Net of Tax
Balance at June 30, 2017	$438	$(569)	$3,651	$3,520
Net change	(4)	5	(110)	(109)
Balance at September 30, 2017	$434	$(564)	$3,541	$3,411

Balance at June 30, 2016	$1,529	$(1,657)	$(9,944)	$(10,072)
Net change	(392)	72	1,300	980
Balance at September 30, 2016	$1,137	$(1,585)	$(8,644)	$(9,092)

The following table sets forth information about the amount reclassified from accumulated other comprehensive income (loss) to the consolidated statement of income and the affected line item in the statement where net income is presented (in thousands).

Accumulated Other Comprehensive Income (Loss) Component	Affected line item in the Consolidated Statement of Income	Three months ended September 30, 2017	Three months ended September 30, 2016
Amortization related to post-retirement obligations (1)
Net loss		$9	$100
Compensation, payroll taxes and fringe benefits		9	100

Total before tax		9	100
Income tax benefit		4	28
Net of tax		$5	$72

(1) These accumulated other comprehensive income (loss) components are included in the computations of net periodic benefit cost. See Note 5. Post-retirement Benefits.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

13. Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2017-12, "Targeted Improvements to Accounting for Hedging Activities". The purpose of this updated guidance is to better align a company's financial reporting for hedging activities with the economic objectives of those activities.  The update is effective for fiscal years beginning after December 15, 2018.  The update requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption.  The Company does not expect the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting".  This update provides guidance about changes to terms or conditions of a share based payment award which would require modification accounting. In particular, an entity is required to account for the effects of a modification if the fair value, vesting condition or the equity/liability classification of the modified award is not the same immediately before and after a change to the terms and conditions of the award.  This update is effective on a prospective basis for fiscal years beginning after December 15, 2017, with early adoption permitted.  The Company does not expect the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15, "Statement of Cashflows (Topic 230): Classification of Certain Cash Receipts and Cash Payments".  This update addresses eight specific cash flow issue with the objective of reducing existing diversity in practice.  This update is effective for fiscal years beginning after December 31, 2017, including interim periods within that year.  The Company does not expect the update to materially impact the Company's statement of cash flows, although the classification of certain items could shift relative to past presentation.

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

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

In March 2016, the FASB issued ASU 2016-07, "Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting".  This ASU requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.  Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required.  The amendments in this Update require that an entity that has an available for sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method.  The ASU was effective for all entities in fiscal years, and interim periods in those fiscal years, beginning after December 15, 2016.  Early adoption was permitted.  The new guidance will be applied prospectively to changes in ownership (or influence) after the adoption date.  We adopted this guidance on July 1, 2017 with no significant impact on the Company's consolidated financial statements..

In March 2016, the FASB issued ASU 2016-05, "Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (a consensus of the Emerging Issues Task Force))".  This ASU clarifies that a change in the counterparty to a derivative instrument (novation), that has been designated as a hedging instrument does not, on its own, require dedesignation of that hedge accounting relationship provided that all other hedge accounting criteria continue to be met.  This ASU was effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods therein.  Early adoption was permitted, including adoption in an interim period.  We adopted this guidance on July 1, 2017 with no significant impact on the Company's consolidated financial statements.

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

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements may be identified by reference to a future period or periods, or by use of forward looking terminology, such as "may," "will," "believe," 'expect," "estimate," 'anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms.  Forward looking statements are subject to numerous risks and uncertainties.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2017, include, but are not limited to, those related to the economic environment, particularly in the market areas in which Oritani Financial Corp. (the "Company") operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

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

Index
Comparison of Financial Condition at September 30, 2017 and June 30, 2017

Total Assets.  Total assets decreased $18.1 million to $4.12 billion at September 30, 2017, from $4.14 billion at June 30, 2017.  Asset growth is typically driven by loan growth.  As discussed below, loan balances decreased this quarter.
Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) decreased $2.5 million to $31.1 million at September 30, 2017, from $33.6 million at June 30, 2017.

Net Loans. Loans, net decreased $4.8 million to $3.56 billion at September 30, 2017, from $3.57 billion at June 30, 2017.  Loan balances were particularly impacted by loan principal payments.  Management considers these results to be an anomaly primarily caused by the loan principal payments and anticipates meaningful loan growth in prospective periods.  The Company's primary strategic business objective is the organic growth of multifamily and commercial real estate loans.  Loan originations and principal payments totaled $147.5 million and $153.0 million, respectively, for the three months ended September 30, 2017.  There were no loan purchases in the 2017 period..  The Company has not had any recent significant changes regarding its underwriting standards. Delinquency and non performing asset information is provided below:

	9/30/2017	6/30/2017	3/31/2017	12/31/2016	9/30/2016
	(Dollars in thousands)
Delinquency Totals
30—59 days past due	$987	$1,374	$1,266	$3,133	$1,686
60—89 days past due	1,656	1,571	371	1,196	1,060
Nonaccrual	9,906	10,223	10,310	10,393	10,537
Total	$12,549	$13,168	$11,947	$14,722	$13,283
Non Performing Asset Totals
Nonaccrual loans, per above	$9,906	$10,223	$10,310	$10,393	$10,537
Real Estate Owned	—	140	140	266	449
Total	$9,906	$10,363	$10,450	$10,659	$10,986
Nonaccrual loans to total loans	0.28%	0.28%	0.29%	0.30%	0.32%
Delinquent loans to total loans	0.35%	0.37%	0.33%	0.43%	0.41%
Non performing assets to total assets	0.24%	0.25%	0.25%	0.27%	0.29%

Delinquent loan and non performing asset totals continue to illustrate minimal credit issues at the Company.  Further, of the $9.9 million in loans classified as nonaccrual at September 30, 2017, $4.6 million were current.

Index
Securities available for sale. Securities AFS decreased $7.6 million to $90.3 million at September 30, 2017, from $97.9 million at June 30, 2017.  The decrease is primarily due to principal payments.
Securities held to maturity. Securities HTM decreased $861,000 to $238.8 million at September 30, 2017, from $239.6 million at June 30, 2017.  The decrease is primarily due to principal payments partially offset by purchases totaling $10.6 million.

Federal Home Loan Bank of New York ("FHLB") stock.  FHLB stock decreased $4.7 million to $27.8 million at September 30, 2017, from $32.5 million at June 30, 2017.  FHLB stock holdings are required depending on several factors, including the level of borrowings with the FHLB.  As FHLB borrowings decreased over the quarter, excess FHLB stock was redeemed.

Deposits.  Deposits increased $63.6 million to $2.92 billion at September 30, 2017, from $2.86 billion at June 30, 2017.  The $63.6 million increase in deposits was primarily in time deposits.  Growth was strong during the quarter though a significant portion of the growth in this period was due to brokered and municipal deposits, which increased $42.3 million.
Borrowings. Borrowings decreased $95.8 million to $546.3 million at September 30, 2017, from $642.1 million at June 30, 2017.  The decrease in borrowings is primarily in overnight borrowings.  Deposit growth has enabled the Company to reduce borrowings.
Stockholders' Equity.  Stockholders' equity increased $7.2 million to $566.4 million at September 30, 2017, from $559.2 million at June 30, 2017.  The increase was primarily due to net income and the release of treasury shares in conjunction with stock option exercises, partially offset by dividends.  Based on our September 30, 2017 closing price of $16.80 per share, the Company stock was trading at 137.0% of book value.

Index
Average Balance Sheet for the Three Months Ended September 30, 2017 and 2016

The following table presents certain information regarding Oritani Financial Corp.'s financial condition and net interest income for the three months ended September 30, 2017 and 2016.  The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  We derived average balances from daily balances over the periods indicated.  Interest income includes fees that we consider adjustments to yields, including prepayment penalties.

	Average Balance Sheet and Yield/Rate Information For the Three Months Ended (unaudited)
	September 30, 2017			September 30, 2016
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$3,565,102	$35,837	4.02%	$3,151,514	$31,973	4.06%
Federal Home Loan Bank Stock	29,989	485	6.47%	33,167	457	5.51%
Securities available for sale	95,364	496	2.08%	166,857	826	1.98%
Securities held to maturity	236,499	1,099	1.86%	171,904	803	1.87%
Federal funds sold and short term investments	959	3	1.25%	808	1	0.50%
Total interest-earning assets	3,927,913	37,920	3.86%	3,524,250	34,060	3.87%
Non-interest-earning assets	195,611			187,055
Total assets	$4,123,524			$3,711,305
Interest-bearing liabilities:
Savings deposits	177,223	101	0.23%	166,963	96	0.23%
Money market	855,127	2,382	1.11%	714,355	1,885	1.06%
Checking accounts	715,034	972	0.54%	550,886	548	0.40%
Time deposits	1,135,565	3,898	1.37%	972,335	3,210	1.32%
Total deposits	2,882,949	7,353	1.02%	2,404,539	5,739	0.95%
Borrowings	593,005	2,923	1.97%	674,088	3,021	1.79%
Total interest-bearing liabilities	3,475,954	10,276	1.18%	3,078,627	8,760	1.14%
Non-interest-bearing liabilities	84,070			94,250
Total liabilities	3,560,024			3,172,877
Stockholders' equity	563,500			538,428
Total liabilities and stockholders' equity	$4,123,524			$3,711,305
Net interest income		$27,644			$25,300
Net interest rate spread (2)			2.68%			2.73%
Net interest-earning assets (3)	$451,959			$445,623
Net interest margin (4)			2.82%			2.87%
Average of interest-earning assets to interest-bearing liabilities			113.00%			114.47%

(1)	Average outstanding balance includes nonaccrual loans and interest earned includes prepayment income.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Index
Comparison of Operating Results for the Three Months Ended September 30, 2017 and 2016

Net Income. Net income increased $1.4 million, or 13.1%, to $12.0 million for the quarter ended September 30, 2017, from $10.6 million for the corresponding 2016 quarter.  The primary cause of the increased net income in 2017 was increased net interest income of $2.3 million.  A portion of the increased net interest income was due to a $658,000 increase in prepayment penalty income.  Our annualized return on average assets was 1.16% for the quarter ended September 30, 2017, and 1.14% for the quarter ended September 30, 2016.

Interest Income. Total interest income increased $3.9 million to $37.9 million for the three months ended September 30, 2017, from $34.1 million for the three months ended September 30, 2016.  The components of interest income for the three months ended September 30, 2017 and 2016, changed as follows:

	Three months ended September 30,				Increase / (decrease)
	2017		2016
	Interest Income	Yield	Interest Income	Yield	Interest Income	Average Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$35,837	4.02%	$31,973	4.06%	$3,864	$413,588	(0.04)%
Dividends on FHLB stock	485	6.47%	457	5.51%	28	(3,178)	0.96%
Interest on securities AFS	496	2.08%	826	1.98%	(330)	(71,493)	0.10%
Interest on securities HTM	1,099	1.86%	803	1.87%	296	64,595	(0.01)%
Interest on federal funds sold and short term investments	3	1.25%	1	0.50%	2	151	0.75%
Total interest income	$37,920	3.86%	$34,060	3.87%	$3,860	$403,663	(0.01)%

The Company's primary strategic business objective remains the organic growth of multifamily and commercial real estate loans.  The average balance of the loan portfolio increased $413.6 million, or 13.1%, for the three months ended September 30, 2017 versus the comparable 2016 period.  On a linked quarter basis (September 30, 2017 versus June 30, 2017), loan balances were particularly impacted by loan principal payments.  The annualized growth rate of the portfolio was 3.5% when measured based on average balance.

The yield on the loan portfolio decreased 4 basis points for the quarter ended September 30, 2017 versus the comparable 2016 period.  On a linked quarter basis (September 30, 2017 versus June 30, 2017), the yield on the loan portfolio increased 12 basis points.  The increased level of prepayment income impacted these results.  Exclusive of prepayment penalties, the yield on the loan portfolio decreased 10 basis points versus the quarter ended September 30, 2016 and increased 1 basis point on a linked quarter basis.  Prepayment penalties totaled $1.3 million, $236,000 and $631,000 for the quarters ended September 30, 2017, June 30, 2017 and September 30, 2016, respectively.   Prepayment penalty income boosted annualized loan yield by 14, 3 and 8 basis points for the quarters ended September 30, 2017, June 30, 2017 and September 30, 2016, respectively.  See additional information regarding loans in "Comparison of Financial Condition at September 30, 2017 and June 30, 2017-Net Loans."

The average balance of securities available for sale decreased $71.5 million for the three months ended September 30, 2017 versus the comparable 2016 period, while the average balance of securities held to maturity increased $64.6 million over the same period.  The Company has been classifying the majority of new purchases as held to maturity.  These balances were also impacted by purchases and sales.

Index
Interest Expense.  Total interest expense increased $1.5 million to $10.3 million for the three months ended September 30, 2017, from $8.8 million for the three months ended September 30, 2016.  The components of interest expense for the three months ended September 30, 2017 and 2016, changed as follows:

	Three months ended September 30,				Increase / (decrease)
	2017		2016
	Interest Expense	Cost	Interest Expense	Cost	Interest Expense	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$101	0.23%	$96	0.23%	$5	$10,260	—%
Money market	2,382	1.11%	1,885	1.06%	497	140,772	0.05%
Checking accounts	972	0.54%	548	0.40%	424	164,148	0.14%
Time deposits	3,898	1.37%	3,210	1.32%	688	163,230	0.05%
Total deposits	7,353	1.02%	5,739	0.95%	1,614	478,410	0.07%
Borrowings	2,923	1.97%	3,021	1.79%	(98)	(81,083)	0.18%
	$10,276	1.18%	$8,760	1.14%	$1,516	$397,327	0.04%

Strong deposit growth remains a strategic objective of the Company. As detailed above, the average balance of deposits increased $478.4 million, or 19.9%, for the quarter ended September 30, 2017 versus the comparable 2016 period.  The overall cost of deposits increased 7 basis points for the quarter ended September 30, 2017 versus the comparable 2016 period, and 4 basis points on a linked quarter comparison basis.  The increased cost of money market and checking accounts is primarily attributable to the costs of interest rate swaps that are being reflected as interest expense on these accounts.  The situation occurred as a result of balance sheet transactions executed during the quarters ended June 30, 2017, June 30, 2016 and December 31, 2015.  The restructures executed during the quarters ended June 30, 2016 and December 31, 2015 impacted the results for both the quarter ended September 30, 2017 and the quarter ended September 30, 2016.  The restructure executed during the quarter ended June 30, 2017 only impacted the results for the quarter ended September 30, 2017.  The balance sheet restructures are discussed in the Company's Form 10-K for the annual periods ended June 30, 2017 and 2016.  The increase in the cost of time deposits is primarily due to the impact of market pressures.

As detailed in the table above, the average balance of borrowings decreased $81.1 million for the three months ended September 30, 2017 versus the comparable 2016 period, while the cost increased 18 basis points.  The increase in the average balance of deposits allowed the Company to reduce borrowings while still funding growth.  The cost of borrowings has been impacted by the increased cost of overnight and short term borrowings.  The cost of borrowings was also affected by the balance sheet restructures referenced above.  On a linked quarter basis, the average balance of borrowings decreased $117.8 million and the cost of borrowings decreased 3 basis points.  The impact of the balance sheet restructure on borrowing costs was partially offset by the increased cost of overnight borrowings as well as the decreased level of overnight borrowings.  Despite the increased cost of such borrowings, they remain a lower cost of funding than longer term borrowings.

Index
Net Interest Income Before Provision for Loan Losses.  Net interest income increased by $2.3 million to $27.6 million for the three months ended September 30, 2017, from $25.3 million for the three months ended September 30, 2016.   The Company's net interest income, spread and margin over the period are detailed in the chart below.

	Net Interest Income Before	Prepayment Penalty	Net Interest Income Before Provision, Excluding Prepayment	Including Prepayment Penalties		Excluding Prepayment Penalties
Quarter Ended	Provision	Income	Penalties	Spread	Margin	Spread	Margin
	(Dollars in thousands)
September 30, 2017	$27,644	$1,289	$26,355	2.68%	2.82%	2.55%	2.68%
June 30, 2017	26,287	236	26,051	2.54%	2.68%	2.52%	2.66%
March 31, 2017	26,795	821	25,974	2.63%	2.75%	2.54%	2.67%
December 31, 2016	26,229	1,199	25,030	2.72%	2.86%	2.59%	2.73%
September 30, 2016	25,300	631	24,669	2.73%	2.87%	2.65%	2.80%

The Company's spread and margin have been significantly impacted by prepayment penalties.  Due to this situation, the chart above details results with and without the impact of prepayment penalties.  Net interest income before provision for loan losses, excluding prepayment penalties, is a non-GAAP financial measure since it excludes a component (prepayment penalty income) of net interest income and therefore differs from the most directly comparable measure calculated in accordance with GAAP. The Company believes the presentation of this non-GAAP financial measure is useful because it provides information to assess the underlying performance of the loan portfolio since prepayment penalty income can be expected to change as interest rates change.  While prepayment penalty income is expected to continue, fluctuations in the level of prepayment income are also expected.  The level of prepayment income is generally expected to decrease as external interest rates increase since borrowers would have less of an incentive to refinance existing loans.  However, the time period when these events could occur may not align, and the specific behavior of borrowers is difficult to predict.  The level of loan prepayments and prepayment income increased during the quarter ended September 30, 2017 despite a period of generally increasing interest rates.

The Company's spread and margin remain under pressure due to several factors.  These factors were discussed in the Company's Form 10-K for the annual period ended June 30, 2017, and in other prior filings.  Despite the spread and margin compression, the Company's net interest income excluding prepayment penalties has been expanding.  The Company undertook the balance sheet restructures referenced above, in part, to counter some of the spread and margin compression that is occurring.  Recently, the rate of compression has abated and the spread and margin, absent prepayment penalties, expanded for the quarter ended September 30, 2017 (versus the quarter ended June 30, 2017).  While expansion was primarily due to the balance sheet restructure that was executed during the quarter ended June 30, 2017, increased loan yields have offset some of the compression pressures.  Management does not expect continued expansion of the spread and margin in the coming quarter.

The Company's net interest income and net interest rate spread were both negatively impacted in all periods due to the reversal of accrued interest income on loans delinquent more than 90 days.  The total of such income reversed was $78,000 for the three months ended September 30, 2017 and $119,000 for the three months ended September 30, 2016..

Index
Provision for Loan Losses. The Company recorded no provision for loan losses for both the three months ended September 30, 2017 and the three months ended September 30, 2016.  A rollforward of the allowance for loan losses for the three months ended September 30, 2017 and 2016 is presented below:

	Three months ended September 30,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$30,272	$29,951
Provisions charged to operations	—	—
Recoveries of loans previously charged off	152	2
Loans charged off	(22)	(75)
Balance at end of period	$30,402	$29,878
Allowance for loan losses to total loans	0.84%	0.92%
Net annualized (recoveries) charge-offs to average loans outstanding	(0.02)%	0.01%

The improving delinquency and nonaccrual trends, changes in loan risk ratings, loan growth, charge-offs and economic and business conditions continue to have a meaningful impact on the current level of provision for loan losses.   In addition, improvements in general economic and business conditions have also impacted the level of provisioning by decreasing the necessary level of general allowances.  See additional information regarding the allowance for loan losses in Note 6 of the financial statements and "Comparison of Financial Condition at September 30, 2017 and June 30, 2017-Net Loans."

Other Income. Other income decreased $315,000 to $943,000 for the three months ended September 30, 2017, from $1.3 million for the three months ended September 30, 2016.   The primary change was a decrease of $316,000 in net income from investments in real estate joint ventures.  Income from this category decreased to zero for the three months ended September 30, 2017 as the Company has disposed of all such properties.

Other Expenses. Other expenses decreased $784,000 to $9.5 million for the three months ended September 30, 2017, from $10.3 million for the three months ended September 30, 2016.  Compensation, payroll taxes and fringe benefits decreased $802,000 to $6.6 million for the three months ended September 30, 2017, from $7.4 million for the three months ended September 30, 2016.  The cost for the majority of the stock awards and stock options granted in conjunction with the Company's 2011 Equity Plan fully amortized in August 2016.  The 2016 period included a portion of the amortization expense related to this plan while the 2017 period had significantly less expenses related to the amortization of this plan.  This situation reduced expenses in the 2017 period by $724,000.

Income Tax Expense. Income tax expense for the three months ended September 30, 2017 was $7.1 million on pre-tax income of $19.1 million, resulting in an effective tax rate of 37.2%.   Income tax expense for the three months ended September 30, 2016 was $5.7 million on pre-tax income of $16.3 million, resulting in an effective tax rate of 34.9%.  The Company's effective rate in the 2016 period was positively affected by the vesting of stock awards and the exercise of nonqualified stock options and disqualified incentive stock options.  There were minimal such events in the 2017 period.  The 2017 period was also negatively impacted by certain changes in State tax rates.

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

At September 30, 2017 and June 30, 2017, the Company had $50.3 million and $152.2 million in overnight borrowings from the FHLB, respectively.  The Company had total borrowings of $546.3 million at September 30, 2017 and $642.1 million at June 30, 2017.  The Company's total borrowings at September 30, 2017 include $461.1 million in longer term borrowings with the FHLB.  In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans.  At September 30, 2017, outstanding commitments to originate loans totaled $52.3 million and outstanding commitments to extend credit totaled $17.4 million.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $619.4 million at September 30, 2017.  Based upon historical experience, management estimates that a large portion of such deposits will remain with the Company.  The portion that remains will be significantly impacted by the renewal rates offered by the Company.

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

The Company's primary use of funds has been dividends to shareholders and repurchases of common stock. The declarations of such dividends are at the discretion of the Company and the dividend amount could be reduced or eliminated if the payment of a dividend to shareholders would result in a liquidity concern. The Company's loan portfolio was an additional source and use of funds. The Company periodically originated loans which were a significant use of funds. The principal and interest payments from these loans provided a recurring source of funds. The majority of the Company's loans were directly or indirectly related to entities in the Company's investment in real estate joint ventures and real estate held for investment portfolios. The Company announced its intention to explore the strategic disposition of the properties and interests in these portfolios.  As of June 30, 2016, the properties and interests in these portfolios were disposed, the related loans were repaid and the sales activity and loan repayments were a significant, but transitory, source of funds. In addition, the Company secured external financing, a source of funds independent of the Bank.  At June 30, 2017, the Company had $12.5 million in borrowings outstanding from another financial institution.  In addition, at September 30, 2017 and June 30, 2017 , the Company, on an unconsolidated basis, had cash and cash equivalents of  $6.2 million and $57.4 million, respectively.

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

As of September 30, 2017 and June 30, 2017, the Company and Bank exceeded all regulatory capital requirements as follows:

	September 30, 2017
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Common Equity Tier 1 ("CET1") (to risk-weighted assets)	$562,982	15.25%	$166,146	4.50%
Tier 1capital (to risk-weighted assets)	562,982	15.25%	221,528	6.00%
Total capital (to risk-weighted assets)	593,384	16.07%	295,370	8.00%
Tier 1 leverage capital (to average assets)	562,982	13.66%	164,819	4.00%
Capital Conservation Buffer	298,014	8.07%	46,152	1.25%

Index

	June 30, 2017
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Common Equity Tier 1 ("CET1") (to risk-weighted assets)	$555,703	15.02%	$166,443	4.50%
Tier 1capital (to risk-weighted assets)	555,703	15.02%	221,924	6.00%
Total capital (to risk-weighted assets)	585,975	15.84%	295,898	8.00%
Tier 1 leverage capital (to average assets)	555,703	13.51%	164,562	4.00%
Capital Conservation Buffer	290,077	7.84%	46,234	1.25%

	September 30, 2017
	Actual		Required		Well-Capitalized
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Bank:
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$534,346	14.47%	166,119	4.50%	$239,949	6.50%
Tier 1 capital (to risk-weighted assets)	534,346	14.47%	221,492	6.00%	295,322	8.00%
Total capital (to risk-weighted assets)	564,748	15.30%	295,322	8.00%	369,153	10.00%
Tier 1 Leverage capital (to average assets)	534,346	12.97%	164,789	4.00%	205,986	5.00%
Capital conservation buffer	269,426	7.30%	46,144	1.250%

	June 30, 2017
	Actual		Required		Well-Capitalized
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Bank:
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$521,414	14.10%	$166,440	4.50%	$240,413	6.50%
Tier 1 capital (to risk-weighted assets)	521,414	14.10%	221,919	6.00%	295,893	8.00%
Total capital (to risk-weighted assets)	551,686	14.92%	295,893	8.00%	369,866	10.00%
Tier 1 Leverage capital (to average assets)	521,414	12.68%	164,533	4.00%	205,666	5.00%
Capital conservation buffer	255,793	6.92%	46,233	1.250%

Critical Accounting Policies

Note 1 to the Company's Audited Consolidated Financial Statements for the year ended June 30, 2017, included in the Company's Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets and liabilities are carried in the consolidated Balance Sheets at fair value or the lower of cost or fair value. Policies with respect to the methodologies used to determine the allowance for loan losses and judgments regarding the valuation of securities and derivatives as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company's financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors. For a further discussion of the critical accounting policies of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K, for the year ended June 30, 2017.

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
(iii)	obtaining general financing through FHLB advances with a fixed long term; and
(iv)	utilizing interest rate swaps or other derivative instruments

Loan Portfolio by Reprice/Maturity Date
At September 30, 2017
(Dollars in thousands)
Repricing or Maturing Within:	Amount	Weighted Average Rate	% of Total Loans	Cumulative % of Total Loans
1 Year or less	$488,898	3.79%	13.58%	13.58%
1 - 3 years	1,452,390	3.48%	40.34%	53.92%
3 - 5 years	893,899	3.78%	24.83%	78.75%
5 - 7 years	300,557	3.98%	8.35%	87.10%
7 to 10 years	108,111	4.48%	3.00%	90.10%
Greater than 10 years	356,400	4.58%	9.90%	100.00%
Total	$3,600,255	3.78%	100.00%

 At September 30, 2017, 53.92 % of the loan portfolio matured or repriced in 3 years or less, and 78.75% matured or repriced in 5 years or less.

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

The table below sets forth, as of September 30, 2017, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) basis points
	(Dollars in thousands)
+200	$529,419	$(72,546)	(12.1)%	13.4%	(124)
+100	568,726	(33,239)	(5.5)%	14.1%	(55)
—	601,965	—	—%	14.6%	—
(100)	637,944	35,979	6.0%	15.2%	53

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2017, in the event of a 100 basis point decrease in interest rates, we would experience a 6.0% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 12.1% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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

Item 1A. Risk Factors

There have been no material changes from those risk factors previously disclosed in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 29, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.
(b)	Use of Proceeds. Not applicable.
(c)
Repurchase of Our Equity Securities.  The following table shows the Company's repurchases of its common stock for each calendar month in the three months ended September 30, 2017 and the stock repurchase plan approved by our Board of Directors.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 31, 2017	763	$17.15	763	1,888,088
August 31, 2017	—	—	—	1,888,088
September 30, 2017	—	—	—	1,888,088
	763		763

On March 4, 2015, the Board of Directors of the Company authorized a fourth stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5% of the outstanding shares, or 2,205,451 shares.  As of  November 9, 2017, the Company has repurchased, under the repurchase plans approved since the second step transaction, 13,279,083 shares of its stock at an average price of $13.30 per share.

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Registration Statement on Form S-1 of Oritani Financial Corp. (file no. 333-165226), as amended, filed with the Securities and Exchange Commission on April 16, 2010.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORITANI FINANCIAL CORP.

Date:	November 9, 2017	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date:	November 9, 2017	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer