Form 10-Q
period 2017-12-31
Oritani Financial Corp
filed 2018-02-09
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

    YES  ☐    NO  ☒

As of February 9, 2018, there were 56,245,065 shares of the Registrant's common stock, par value $0.01 per share, issued and 46,321,258 shares outstanding.

Oritani Financial Corp.
FORM 10-Q

Index
Part I. Financial Information
Item 1. Financial Statements

Oritani Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2017	June 30, 2017
	(unaudited)	(audited)
Assets
Cash on hand and in banks	$38,373	$33,252
Federal funds sold and short term investments	598	326
Cash and cash equivalents	38,971	33,578
Loans, net	3,586,243	3,566,703
Securities available for sale, at fair value	52,908	97,930
Securities held to maturity, fair value of $247,376 and $237,204, respectively	251,254	239,631
Bank Owned Life Insurance (at cash surrender value)	97,221	95,946
Federal Home Loan Bank of New York ("FHLB") stock , at cost	27,519	32,504
Accrued interest receivable	10,868	10,620
Real estate owned	—	140
Office properties and equipment, net	13,621	13,909
Deferred tax assets, net	26,764	37,693
Other assets	17,022	9,030
Total Assets	$4,122,391	$4,137,684
Liabilities
Deposits	$2,945,593	$2,856,478
Borrowings	539,516	642,059
Advance payments by borrowers for taxes and insurance	22,389	23,496
Other liabilities	67,348	56,428
Total Liabilities	3,574,846	3,578,461
Stockholders' Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 46,304,550 shares outstanding at December 31, 2017 and 45,992,366 shares outstanding at June 30, 2017.	562	562
Additional paid-in capital	513,316	512,337
Non-vested restricted stock awards	(201)	(458)
Treasury stock, at cost; 9,940,515 shares at December 31, 2017 and 10,252,699 shares at June 30, 2017.	(132,371)	(136,517)
Unallocated common stock held by the employee stock ownership plan	(17,331)	(18,407)
Retained earnings	178,484	198,186
Accumulated other comprehensive income, net of tax	5,086	3,520
Total Stockholders' Equity	547,545	559,223
Total Liabilities and Stockholders' Equity	$4,122,391	$4,137,684

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Three months ended December 31,		Six months ended December 31,
	2017	2016	2017	2016
	(unaudited)
Interest income:
Interest on loans	$35,891	$33,135	$71,728	$65,108
Interest on securities available for sale	457	826	953	1,652
Interest on securities held to maturity	1,145	871	2,244	1,674
Dividends on FHLB stock	451	417	936	874
Interest on federal funds sold and short term investments	108	2	111	3
Total interest income	38,052	35,251	75,972	69,311
Interest expense:
Deposits	7,788	5,964	15,141	11,703
Borrowings	2,656	3,058	5,579	6,079
Total interest expense	10,444	9,022	20,720	17,782
Net interest income before provision for loan losses	27,608	26,229	55,252	51,529
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	27,608	26,229	55,252	51,529
Other income:
Service charges	196	176	424	358
Real estate operations, net	3	—	3	—
Income from investments in real estate joint ventures	—	260	—	576
Bank-owned life insurance	630	666	1,276	1,345
Net loss on sale of assets	—	—	(2)	—
Net loss on sale of securities	(324)	—	(324)	—
Other income	73	81	144	162
Total other income	578	1,183	1,521	2,441
Other expenses:
Compensation, payroll taxes and fringe benefits	7,483	8,207	14,039	15,565
Advertising	143	125	285	215
Office occupancy and equipment expense	780	781	1,529	1,581
Data processing service fees	420	559	964	1,103
Federal insurance premiums	300	300	600	750
Other expenses	1,042	1,086	2,235	2,112
Total operating expenses	10,168	11,058	19,652	21,326
Income before income tax expense	18,018	16,354	37,121	32,644
Income tax expense	14,048	4,978	21,155	10,657
Net income	$3,970	$11,376	$15,966	$21,987
Earnings per basic common share	$0.09	$0.26	$0.36	$0.51
Earnings per diluted common share	$0.09	$0.26	$0.35	$0.50

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended December 31,		Six months ended December 31,
	2017	2016	2017	2016
	(unaudited)
Net of tax:
Net income	$3,970	$11,376	$15,966	$21,987
Other comprehensive income:
Change in unrealized holding loss on securities available for sale	(361)	(1,062)	(365)	(1,454)
Reclassification adjustment for security loss included in net income	184	—	184	—
Amortization related to post-retirement obligations	5	57	10	130
Net change in unrealized gain on interest rate swaps	1,847	7,889	1,737	9,188
Total other comprehensive income	1,675	6,884	1,566	7,864
Total comprehensive income	$5,645	$18,260	$17,532	$29,851

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Six months ended December 31, 2017 and 2016 (unaudited)
(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Non-vested restricted stock awards	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Total stockholders' equity
Balance at June 30, 2016	45,247,420	$562	$513,177	$(4,242)	$(146,173)	$(20,481)	$202,429	$(10,072)	$535,200
Net income	—	—	—	—	—	—	21,987	—	21,987
Other comprehensive income , net of tax	—	—	—	—	—	—	—	7,864	7,864
Cash dividends declared ($0.85 per share)	—	—	—	—	—	—	(36,598)	—	(36,598)
Purchase of treasury stock	(98,655)	—	—	—	(1,574)	—	—	—	(1,574)
Issuance of restricted stock awards	10,000	—	—	(133)	133	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	849	—	—	—	—	—	849
ESOP shares allocated or committed to be released	—	—	1,340	—	—	1,382	—	—	2,722
Exercise of stock options	701,301	—	—	—	9,334	—	(1,320)	—	8,014
Vesting of restricted stock awards	—	—	(3,879)	3,892	—	—	(13)	—	—
Balance at December 31, 2016	45,860,066	$562	$511,487	$(483)	$(138,280)	$(19,099)	$186,485	$(2,208)	$538,464

Continued on next page

Index
Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Six months ended December 31, 2017 and 2016 (unaudited)
(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Non-vested restricted stock awards	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Total stockholders' equity
Balance at June 30, 2017	45,992,366	$562	$512,337	$(458)	$(136,517)	$(18,407)	$198,186	$3,520	$559,223
Net income	—	—	—	—	—	—	15,966	—	15,966
Other comprehensive income, net of tax	—	—	—	—	—	—	—	1,566	1,566
Cash dividends declared ($0.80 per share)	—	—	—	—	—	—	(35,159)	—	(35,159)
Purchase of treasury stock	(4,787)	—	—	—	(81)	—	—	—	(81)
Compensation cost for stock options and restricted stock	—	—	101	—	—	—	—	—	101
ESOP shares allocated or committed to be released	—	—	1,088	—	—	1,076	—	—	2,164
Exercise of stock options	323,971	—	—	—	4,314	—	(549)	—	3,765
Vesting of restricted stock awards	—	—	(210)	170	—	—	40	—	—
Forfeiture of restricted stock awards	(7,000)	—	—	87	(87)	—	—	—	—
Balance at December 31, 2017	46,304,550	$562	$513,316	$(201)	$(132,371)	$(17,331)	$178,484	$5,086	$547,545

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Six months ended December 31,
	2017	2016
	(unaudited)
Cash flows from operating activities:
Net income	$15,966	$21,987
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	2,265	3,571
Tax benefit from stock-based compensation	331	1,286
Depreciation of premises and equipment	388	454
Net amortization and accretion of premiums and discounts on securities	584	625
Amortization and accretion of deferred loan fees, net	(1,246)	(1,129)
Decrease in deferred taxes	11,198	1,082
Loss on sale of real estate owned	2	—
Loss on sale of investment securities	324	—
Writedown of real estate owned	—	89
Increase in cash surrender value of bank owned life insurance	(1,276)	(1,345)
Increase in accrued interest receivable	(248)	(304)
(Increase) decrease in other assets	(6,377)	7,554
Increase (decrease) in other liabilities	10,670	(9,185)
Net cash provided by operating activities	32,581	24,685
Cash flows from investing activities:
Proceeds from sales of securities available for sale	29,506	—
Net decrease (increase) in loans receivable	34,472	(184,187)
Purchase of mortgage loans	(52,766)	(65,925)
Purchase of securities available for sale	—	(66,222)
Purchase of securities held to maturity	(34,134)	(49,649)
Purchase of Federal Home Loan Bank stock	(19,890)	(35,243)
Proceeds from payments, calls and maturities of securities available for sale	14,735	25,004
Proceeds from payments, calls and maturities of securities held to maturity	22,067	15,637
Proceeds from redemption of Federal Home Loan Bank stock	24,875	34,368
Proceeds from sale of real estate owned	138	132
Net increase in real estate joint ventures	—	(57)
Purchase of fixed assets	(100)	(40)
Net cash provided by (used in) investing activities	18,903	(326,182)
Cash flows from financing activities:
Net increase in deposits	89,115	331,071
Purchase of treasury stock	(81)	(1,574)
Dividends paid to shareholders	(35,159)	(36,598)
Exercise of stock options	3,765	8,014
Decrease in advance payments by borrowers for taxes and insurance	(1,107)	(1,043)
Proceeds from borrowed funds	32,870	19,500
Repayment of borrowed funds	(135,413)	(488)
Payment of employee taxes withheld from shared-based awards	(81)	(1,574)
Net cash (used in) provided by financing activities	(46,091)	317,308
Net increase in cash and cash equivalents	5,393	15,811
Cash and cash equivalents at beginning of period	33,578	16,571
Cash and cash equivalents at end of period	$38,971	$32,382
Supplemental cash flow information:
Cash paid during the period for:
Interest	$20,650	$17,746
Income taxes	$8,787	$15,787

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

In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included.  The results of operations and other data presented for the six month period ended December 31, 2017 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2018.

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

The consolidated financial statements have been prepared in conformity with GAAP. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at December 31, 2017 and June 30, 2017 and in the Consolidated Statements of Income for the three and six months ended December 31, 2017 and 2016.  Actual results could differ significantly from those estimates.

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

The following is a summary of the Company's earnings per share calculations and reconciliation of basic to diluted earnings per share.

	Three months ended December 31,		Six months ended December 31,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net income	$3,970	$11,376	$15,966	$21,987
Weighted average common shares outstanding—basic	44,104	43,024	44,000	42,899
Effect of dilutive stock options outstanding	1,052	1,294	1,054	1,216
Weighted average common shares outstanding—diluted	45,156	44,318	45,054	44,115
Earnings per share-basic	$0.09	$0.26	$0.36	$0.51
Earnings per share-diluted	$0.09	$0.26	$0.35	$0.50

For the three months ended December 31, 2016 there were 787 option shares, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the period.  There were no anti-dilutive shares for the three months ended December 31, 2017.  Anti-dilutive shares for the six months ended December 31, 2017 and 2016 were 489 and 2,733, respectively.

3. Stock Repurchase Program

On March 4, 2015, the Board of Directors of the Company authorized a fourth stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5% of the outstanding shares, or 2,205,451 shares.   At December 31, 2017, there are 1,884,064 shares yet to be purchased under the current plan.  At  December 31, 2017, a total of  13,282,468  shares had been acquired under repurchase programs at a weighted average cost of  $13.30 per share.  The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company's liquidity and capital requirements, and alternative uses of capital.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes.

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

There were no options granted during the six months ended December 31, 2017. The fair value of options granted during the six months ended December 31, 2016 was estimated using the Black-Scholes options-pricing model with the assumptions in the following table.

Six months ended December 31, 2016
Options shares granted	20,000
Expected dividend yield	5.35%
Expected volatility	20.81%
Risk-free interest rate	1.39%
Expected option life	6.5

The following is a summary of the Company's stock option activity and related information as of December 31, 2017 and changes therein during the six months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2017	3,729,034	$2.59	$11.70	3.4
Exercised	(323,971)	2.61	11.62	3.2
Forfeited	(12,000)	1.64	15.89	7.8
Expired	(8,000)	1.64	15.89	7.6
Outstanding at December 31, 2017	3,385,063	$2.59	$11.67	2.9
Exercisable at December 31, 2017	3,352,657	$2.60	$11.63	2.8

The Company recorded $11,000 and $17,000 of share based compensation expense related to options for the three months ended December 31, 2017 and 2016, respectively. The Company recorded $23,000 and $283,000 of share based compensation expense related to options for the six months ended December 31, 2017 and 2016, respectively. Expected future expense related to the non-vested options outstanding at December 31, 2017 is $47,000 over a weighted average period of 2.4 years.  Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

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

The following is a summary of the status of the Company's restricted stock shares as of December 31, 2017 and changes therein during the six months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2017	35,934	$15.60
Vested	(13,734)	15.31
Forfeited	(6,000)	15.89
Non-vested at December 31, 2017	16,200	$15.73

The Company recorded $39,000 and $60,000 of share based compensation expense related to the restricted stock shares for the three months ended December 31, 2017 and 2016, respectively.  The Company recorded $79,000 and $569,000 of share based compensation expense related to the restricted stock shares for the six months ended December 31, 2017 and 2016, respectively. Expected future expense related to the non-vested restricted shares at December 31, 2017 is $209,000 over a weighted average period of 2.4 years.

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

Net periodic benefit costs for the three and six months ended December 31, 2017 and 2016 are presented in the following tables.

	Retirement Plan		BEP Plan		Medical Plan
	Three months ended December 31,
	2017	2016	2017	2016	2017	2016
	(In thousands)
Service cost	$33	$38	$—	$—	$15	$14
Interest cost	52	45	11	10	52	59
Amortization of unrecognized:
Net loss	—	—	9	13	—	87
Total	$85	$83	$20	$23	$67	$160

	Six months ended December 31,
	2017	2016	2017	2016	2017	2016
	(In thousands)
Service cost	$65	$76	$—	$—	$30	$29
Interest cost	104	91	22	20	105	117
Amortization of unrecognized:
Net loss	—	—	18	26	—	174
Total	$169	$167	$40	$46	$135	$320

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
6. Loans, net

Loans, net are summarized as follows:

	December 31, 2017	June 30, 2017
	(In thousands)
Residential	$257,716	$253,310
Residential commercial real estate	1,995,144	1,945,297
Grocery/credit retail commercial real estate	517,796	535,567
Other commercial real estate	845,536	866,826
Construction and land loans	8,091	4,210
Total loans	3,624,283	3,605,210
Less:
Deferred loan fees, net	7,638	8,235
Allowance for loan losses	30,402	30,272
Loans, net	$3,586,243	$3,566,703

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

The activity in the allowance for loan losses for the three and six months ended December 31, 2017 and 2016 is summarized as follows:

	Three months ended December 31,		Six months ended December 31,
	(In thousands)
	2017	2016	2017	2016
Balance at beginning of period	$30,402	$29,878	$30,272	$29,951
Provisions for loan losses	—	—	—	—
Recoveries of loans previously charged off	—	—	152	2
Loans charged off	—	(1)	(22)	(76)
Balance at end of period	$30,402	$29,877	$30,402	$29,877

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table provides the three and six month activity in the allowance for loan losses allocated by loan category at December 31, 2017 and 2016.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	Three months ended December 31, 2017
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,286	$15,762	$3,196	$9,937	$221	$30,402
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provisions	616	713	(296)	(1,154)	121	—
Ending balance	$1,902	$16,475	$2,900	$8,783	$342	$30,402

	Six months ended December 31, 2017
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,261	$15,794	$3,000	$10,017	$200	$30,272
Charge-offs	(22)	—	—	—	—	(22)
Recoveries	120	—	—	—	32	152
Provisions	543	681	(100)	(1,234)	110	—
Ending balance	$1,902	$16,475	$2,900	$8,783	$342	$30,402

	Three months ended December 31, 2016
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,794	$13,610	$3,472	$10,843	$159	$29,878
Charge-offs	—	—	—	(1)	—	(1)
Recoveries	—	—	—	—	—	—
Provisions	(168)	814	(145)	(476)	(25)	—
Ending balance	$1,626	$14,424	$3,327	$10,366	$134	$29,877

	Six months ended December 31, 2016
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,300	$12,837	$3,646	$11,850	$318	$29,951
Charge-offs	(75)	—	—	(1)	—	(76)
Recoveries	—	—	—	2	—	2
Provisions	401	1,587	(319)	(1,485)	(184)	—
Ending balance	$1,626	$14,424	$3,327	$10,366	$134	$29,877

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at December 31, 2017 and June 30, 2017.

	At December 31, 2017
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$100	$—	$—	$—	$—	$100
Collectively evaluated for impairment	1,802	16,475	2,900	8,783	342	30,302
Total	$1,902	$16,475	$2,900	$8,783	$342	$30,402
Loans receivable:
Individually evaluated for impairment	$5,131	$—	$—	$8,208	$—	$13,339
Collectively evaluated for impairment	252,585	1,995,144	517,796	837,328	8,091	3,610,944
Total	$257,716	$1,995,144	$517,796	$845,536	$8,091	$3,624,283

	At June 30, 2017
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$43	$—	$43
Collectively evaluated for impairment	1,261	15,794	3,000	9,974	200	30,229
Total	$1,261	$15,794	$3,000	$10,017	$200	$30,272
Loans receivable:
Individually evaluated for impairment	$3,684	$—	$—	$10,173	$—	$13,857
Collectively evaluated for impairment	249,626	1,945,297	535,567	856,653	4,210	3,591,353
Total	$253,310	$1,945,297	$535,567	$866,826	$4,210	$3,605,210

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

The following table provides information about the loan credit quality at December 31, 2017 and June 30, 2017:

	At December 31, 2017
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$232,637	$18,447	$142	$6,490	$—	$257,716
Residential commercial real estate	1,966,707	26,841	1,596	—	—	1,995,144
Grocery/credit retail commercial real estate	514,756	—	3,040	—	—	517,796
Other commercial real estate	705,820	115,890	13,192	10,634	—	845,536
Construction and land loans	8,091	—	—	—	—	8,091
Total	$3,428,011	$161,178	$17,970	$17,124	$—	$3,624,283

	At June 30, 2017
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$229,481	$17,256	$1,571	$5,002	$—	$253,310
Residential commercial real estate	1,915,526	27,778	1,753	240	—	1,945,297
Grocery/credit retail commercial real estate	532,472	—	3,095	—	—	535,567
Other commercial real estate	725,714	107,249	15,551	18,312	—	866,826
Construction and land loans	4,210	—	—	—	—	4,210
Total	$3,407,403	$152,283	$21,970	$23,554	$—	$3,605,210

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table provides information about loans past due at December 31, 2017 and June 30, 2017:

	At December 31, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (1)
	(In thousands)
Residential	$1,849	$814	$5,614	$8,277	$249,439	$257,716	$6,489
Residential commercial real estate	—	—	—	—	1,995,144	1,995,144	—
Grocery/credit retail commercial real estate	—	—	—	—	517,796	517,796	—
Other commercial real estate	2,459	—	3,562	6,021	839,515	845,536	8,000
Construction and land loans	—	—	—	—	8,091	8,091	—
Total	$4,308	$814	$9,176	$14,298	$3,609,985	$3,624,283	$14,489

	At June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (2)
	(In thousands)
Residential	$1,243	$1,776	$614	$3,633	$249,677	$253,310	$1,556
Residential commercial real estate	240	—	—	240	1,945,057	1,945,297	—
Grocery/credit retail commercial real estate	—	—	—	—	535,567	535,567	—
Other commercial real estate	606	—	1,897	2,503	864,323	866,826	8,667
Construction and land loans	—	—	—	—	4,210	4,210	—
Total	$2,089	$1,776	$2,511	$6,376	$3,598,834	$3,605,210	$10,223

(1)
Included in nonaccrual loans at December 31, 2017 are residential loans totaling $672,000 that were 60-89 days past due; other commercial real estate loans totaling $1.1 million that were 30-59 days past due; residential loans totaling $203,000 and other commercial real estate loans totaling $3.3 million that were less than 30 days past due.

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

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement.  Loans we individually classify as impaired include multifamily, commercial mortgage and construction loans with balances of $1.0 million or more, unless a condition exists for loans less than $1.0 million that would increase the Bank's potential loss exposure.  At December 31, 2017 impaired loans were primarily collateral-dependent and totaled $13.3 million, of which $1,509,000 had a related allowance for credit losses of $100,000 and $11.8 million of impaired loans had no related allowance for credit losses.  At June 30, 2017 impaired loans were primarily collateral-dependent and totaled $13.9 million, of which $538,000  had a related allowance for credit losses of $43,000 and $13.3 million of which had no related allowance for credit losses.

The following table provides information about the Company's impaired loans at December 31, 2017 and June 30, 2017:

	At December 31, 2017			At June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In thousands)
With no related allowance recorded:
Residential	$3,621	$3,622	$—	$3,684	$3,684	$—
Other commercial real estate	8,079	8,208	—	9,635	9,635	—
	11,700	11,830	—	13,319	13,319	—
With an allowance recorded:
Residential	1,409	1,509	100	—	—	—
Other commercial real estate	—	—	—	495	538	43
	1,409	1,509	100	495	538	43
Total:
Residential	5,030	5,131	100	3,684	3,684	—
Other commercial real estate	8,079	8,208	—	10,130	10,173	43
	$13,109	$13,339	$100	$13,814	$13,857	$43

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
The following tables present the average recorded investment and interest income recognized on impaired loans for the three and six months ended December 31, 2017 and 2016:

	Three months ended December 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$3,639	$1	$3,505	$34
Other commercial real estate	8,189	126	9,356	146
	11,828	127	12,861	180
With an allowance recorded:
Residential	1,107	13	162	2
Other commercial real estate	—	—	587	—
Construction and land loans	—	—	2	—
	1,107	13	751	2
Total:
Residential	4,746	14	3,667	36
Other commercial real estate	8,189	126	9,943	146
Construction and land loans	—	—	2	—
	$12,935	$140	$13,612	$182
Cash basis interest income		$109		$158

	Six months ended December 31,
	2017		2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$3,638	$37	$3,480	$69
Other commercial real estate	8,227	226	8,954	267
	11,865	263	12,434	336
With an allowance recorded:
Residential	632	13	163	4
Other commercial real estate	—	—	597	—
Construction and land loans	—	—	5	—
	632	13	765	4
Total:
Residential	4,270	50	3,643	73
Other commercial real estate	8,227	226	9,551	267
Construction and land loans	—	—	5	—
	$12,497	$276	$13,199	$340
Cash basis interest income		$236		$291

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Troubled debt restructured loans ("TDRs") are those loans whose terms have been modified because of deterioration in the financial condition of the borrower.  The Company has selectively modified certain borrower's loans to enable the borrower to emerge from delinquency and keep their loans current.  The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company.  Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal.  Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period.  Management classifies all TDRs as impaired loans.  Included in impaired loans at December 31, 2017 and June 30, 2017, are $4.3 million and $4.6 million, respectively of loans which are deemed TDRs.

The following table presents additional information regarding the Company's TDRs as of December 31, 2017 and June 30, 2017:

	Troubled Debt Restructurings at December 31, 2017
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$176	$176
Other commercial real estate	344	3,751	4,095
Total	$344	$3,927	$4,271
Allowance	$—	$—	$—

	Troubled Debt Restructurings at June 30, 2017
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$178	$178
Other commercial real estate	362	4,070	4,432
Total	$362	$4,248	$4,610
Allowance	$—	$43	$43

 The following tables present information about TDRs for the periods presented:

	Three months ended December 31,
	2017			2016
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Other commercial real estate	1	$271	$249	—	$—	$—
Total	1	$271	$249	—	$—	$—

	Six months ended December 31,
	2017			2016
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Other commercial real estate	1	$271	$249	—	$—	$—
Total	1	$271	$249	—	$—	$—

The relationship modified during the three and six months ended December 31, 2017 was restructured from interest only to a principal and interest amortizing loan through maturity.

At December 31, 2017 and 2016, there were no loans that were modified as TDR during the preceding twelve months that subsequently defaulted (90 days or more past due).

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

7. Investment Securities

Securities Held to Maturity

The following is a comparative summary of securities held to maturity at December 31, 2017 and June 30, 2017:

	At December 31, 2017
	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
	(In thousands)

U.S. Government and Federal agency obligations
Due in one to five years	$6,750	$—	$94	$6,656
Mortgage-backed securities:
Residential MBS	163,223	63	2,065	161,221
Commercial MBS	13,257	44	145	13,156
CMO	68,024	—	1,681	66,343
	$251,254	$107	$3,985	$247,376

	At June 30, 2017
	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
	(In thousands)
U.S. Government and Federal agency obligations
Due in one to five years	$6,750	$—	$54	$6,696
Mortgage-backed securities:
Residential MBS	141,990	81	1,391	140,680
Commercial MBS	13,473	112	83	13,502
CMO	77,418	—	1,092	76,326
	$239,631	$193	$2,620	$237,204

 The contractual maturities of mortgage-backed securities held to maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any securities held to maturity during the three and six months ended December 31, 2017 and 2016.  Securities with fair values of $23.6 million and $27.2 million at December 31, 2017 and June 30, 2017, respectively, were pledged for advances.  There were no securities held to maturity pledged for cash flow hedge interest rate swaps at December 31, 2017.  The fair value of securities held to maturity pledged for cash flow hedge interest rate swaps was $8.5 million at June 30, 2017. There were no held to maturity securities pledged for municipal deposits at December 31, 2017, as the company arranged for a municipal deposit letter of credit from the FHLBNY to collateralize our municipal deposits in the amount of $209.4 million. Held to maturity securities with fair values of $132.5 million were pledged for municipal deposits at  June 30, 2017. The Company did not record other-than-temporary impairment charges on securities held to maturity during the three and six months ended December 31, 2017 and 2016.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Gross unrecognized losses on securities held to maturity and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrecognized loss position at December 31, 2017 and June 30, 2017 were as follows:

	At December 31, 2017
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$—	$—	$6,656	$94	$6,656	$94
Mortgage-backed securities:
Residential MBS	129,428	1,288	27,439	777	156,867	2,065
Commercial MBS	2,463	37	4,474	108	6,937	145
CMO	10,391	139	55,952	1,542	66,343	1,681
	$142,282	$1,464	$94,521	$2,521	$236,803	$3,985

	At June 30, 2017
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$1,737	$13	$4,959	$41	$6,696	$54
Mortgage-backed securities:
Residential MBS	128,040	1,265	3,020	126	131,060	1,391
Commercial MBS	7,120	83	—	—	7,120	83
CMO	76,326	1,092	—	—	76,326	1,092
	$213,223	$2,453	$7,979	$167	$221,202	$2,620

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

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Securities Available for Sale

The following is a comparative summary of securities available for sale at December 31, 2017 and June 30, 2017:

	At December 31, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$601	$943	$—	$1,544
Mortgage-backed securities:
Residential MBS	177	3	—	180
Commercial MBS	4,148	137	—	4,285
CMO	47,601	23	725	46,899
	$52,527	$1,106	$725	$52,908

	At June 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$601	$897	$—	$1,498
Mortgage-backed securities:
Residential MBS	6,974	9	62	6,921
Commercial MBS	4,220	186	—	4,406
CMO	85,437	152	484	85,105
	$97,232	$1,244	$546	$97,930

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Proceeds from the sale of securities available for sale for both the three and six months ended December 31, 2017 were $29.5 million on securities with an amortized cost of $29.8 million, resulting in gross losses of $324,000. The Company did not sell any securities available for sale for the three and six months ended December 31, 2016. The Equity securities caption relates to holdings of shares in financial institutions common stock.  Available for sale securities with fair values of $28.2 million and $31.6 million at December 31, 2017 and June 30, 2017, respectively, were pledged for advances.  There were no securities available for sale securities pledged for cash flow hedge interest rate swaps at December 31, 2017 and June 30, 2017, respectively.  There were no available for sale securities pledged for municipal deposits at December 31, 2017 as the Company arranged for a municipal deposit letter of credit from the FHLBNY to collateralize our municipal deposits in the amount of $209.4 million. Available for sales securities with fair values of $59.5 million were pledged for municipal deposits at June 30, 2017. There were no other-than-temporary impairment charges on available for sale securities for the three and six months ended December 31, 2017 and 2016.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017 and June 30, 2017 were as follows:

	At December 31, 2017
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
CMO	$23,959	$269	$17,008	$456	$40,967	$725
	$23,959	$269	$17,008	$456	$40,967	$725

	At June 30, 2017
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
Residential MBS	$6,521	$62	$—	$—	$6,521	$62
CMO	53,880	406	4,877	78	58,757	484
	$60,401	$468	$4,877	$78	$65,278	$546

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

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

8. Deposits

Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. We had brokered deposits totaling $498.0 million and $510.4 million at December 31, 2017 and June 30, 2017, respectively.   Total municipal deposits were $404.8 million and $334.1 million at December 31, 2017 and June 30, 2017, respectively. See Note 7. "Investment Securities" for the aggregate amount of securities that were pledged for municipal deposits. As of December 31, 2017 and June 30, 2017, the aggregate amount of outstanding time deposits in amounts greater than $250,000 was $209.6 million and $221.8 million, respectively.

 Deposit balances are summarized as follows:

	December 31, 2017	June 30, 2017
	(In thousands)
Checking accounts	$777,966	$706,554
Money market deposit accounts	828,245	847,888
Savings accounts	182,431	177,896
Time deposits	1,156,951	1,124,140
	$2,945,593	$2,856,478

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

At December 31, 2017, Oritani had twenty five interest rate swap agreements with a total notional outstanding of $425.0 million.  These agreements all feature exchanges of fixed for variable payments covering various hedging periods maturing between January 2018 and June 2025.   The Company is paying fixed rates on these swaps ranging from 0.53% to 1.90%, in exchange for receiving variable payments linked to one month LIBOR.

The following table presents amounts included in the consolidated balance sheets related to the fair value of derivative financial instruments at December 31, 2017 and June 30, 2017 (dollars in thousands):

		At December 31, 2017		At June 30, 2017
xxxx	Balance Sheet Line Item	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedge interest rate swaps
Gross unrealized gain	Other Assets	$425,000	$9,486	$450,000	$6,437
Gross notional / net fair value		$425,000	$9,486	$450,000	$6,437
Average rate paid		1.45%		1.26%
Average rate received		1.29%		0.72%
Weighted average maturity		4.2		4.4

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Gains (losses) included in the consolidated statements of income and in comprehensive income, on a pre-tax basis, related to cash flow hedge interest rate swaps are as follows:

	Three months ended December 31,		Six months ended December 31,
	2017	2016	2017	2016
	(in thousands)
Amount of gain recognized in other comprehensive income	$3,071	$13,289	$2,646	$14,933
Amount of unrealized loss reclassified from accumulated other comprehensive loss to interest expense	(176)	(620)	(403)	(1,247)
Net change in unrealized gain on interest rate swaps, before taxes	$3,247	$13,909	$3,049	$16,180

Ineffectiveness recognized during the three and six months ended December 31, 2017 and 2016 was immaterial.   There were no accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss at December 31, 2017 and June 30, 2017, respectively. Amounts reported in accumulated other comprehensive loss related to cash flow interest rate swaps are reclassified to interest expense as interest payments are made.  There were no securities pledged for the swaps at December 31, 2017. The fair value of securities pledged for the swaps at June 30, 2017 was $8.5 million.

10. Income Taxes

The Company files income tax returns in the United States federal jurisdiction and in New Jersey and New York state and local jurisdictions.

The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2013.  The Company's federal return for the tax year ended December 31, 2012 was audited during fiscal 2016.  The Company's New York state income tax returns for the years ended December 31, 2015 and 2016 are currently under audit.  Our New Jersey and New York city tax returns are not currently under audit and have not been subject to an audit during the past five years.  The Company did not have any uncertain tax positions at December 31, 2017 and June 30, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Act").  Among numerous provisions included in the Act was the reduction of the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. Because the Company has a fiscal year end of June 30, the reduced corporate tax rate will result in the application of a blended federal statutory tax rate of 28% for its fiscal year 2018. Applying the blended statutory tax rate to the results for the September 30, 2017 quarterly period resulted in a $1.3 million reduction being recognized in the December 31, 2017 quarterly period.

While the Act will lower the Company's future tax rate, in accordance with ASC 740 companies are required to re-measure deferred tax balances using the new enacted tax rates to account for the future impact of lower corporate tax rates on these deferred amounts.  The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The tax expense recorded in the December 31, 2017 quarterly period relating to the remeasurement of the Company's deferred tax balances is $10.2 million. The Company is still analyzing certain aspects of the Act and refining calculations, which could potentially affect the remeasurement of these balances.  The future impact of the Act may differ due to, among other things, changes in interpretations, assumptions made, the issuance of additional guidance, and actions we may take as a result of the Act.

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

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and June 30, 2017 by level within the fair value hierarchy. There were no transfers between levels within the fair value hierarchy during the six months ended December 31, 2017.

	Fair Value as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$1,544	$1,544	$—	$—
Mortgage-backed securities available for sale
Residential MBS	180	—	180	—
Commercial MBS	4,285	—	4,285	—
CMO	46,899	—	46,899	—
Total securities available for sale	52,908	1,544	51,364	—

Interest rate swaps	9,486	—	9,486	—
Total assets measured on a recurring basis	$62,394	$1,544	$60,850	$—

	Fair Value as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$1,498	$1,498	$—	$—
Mortgage-backed securities available for sale
Residential MBS	6,921	—	6,921	—
Commercial MBS	4,406	—	4,406	—
CMO	85,105	—	85,105	—
Total securities available for sale	97,930	1,498	96,432	—

Interest rate swaps	6,437	—	6,437	—
Total assets measured on a recurring basis	$104,367	$1,498	$102,869	$—

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

The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of December 31, 2017 and June 30, 2017 by level within the fair value hierarchy.

	Fair Value as of December 31, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$1,409	$—	$—	$1,409
Other commercial real estate	2,278	—	—	2,278
Total impaired loans	3,687	—	—	3,687
Total assets measured on a non-recurring basis	$3,687	$—	$—	$3,687

	Fair Value as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$59	$—	$—	$59
Other commercial real estate	2,907	—	—	2,907
Total impaired loans	2,966	—	—	2,966
Real estate owned
Other commercial real estate	140	—	—	140
Total real estate owned	140	—	—	140
Total assets measured on a non-recurring basis	$3,106	$—	$—	$3,106

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Estimated Fair Value of Financial Instruments

The following tables present the carrying amount, estimated fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company's balance sheet at December 31, 2017 and June 30, 2017. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, and overnight borrowings.

	December 31, 2017
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	$251,254	$247,376	$—	$247,376	$—
Loans, net (1)	3,586,243	3,546,342	—	—	3,546,342
Financial liabilities:
Time deposits	1,156,951	1,167,623	—	1,167,623	—
Term borrowings	475,716	468,667	—	468,667	—
 _____________
(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

	June 30, 2017
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	$239,631	$237,204	$—	$237,204	$—
Loans, net (1)	3,566,703	3,532,998	—	—	3,532,998
Financial liabilities:
Time deposits	1,124,140	1,134,628	—	1,134,628	—
Term borrowings	489,859	487,305	—	487,305	—
 ______________
(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

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

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

12. Other Comprehensive Income

The components of comprehensive income, both gross and net of tax, are presented for the periods below (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2017	2016	2017	2016
Gross:
Net income	$18,018	$16,354	$37,121	$32,644
Other comprehensive income:
Change in unrealized holding loss on securities available for sale	(634)	(1,866)	(642)	(2,555)
Reclassification adjustment for security loss included in net income	324	—	324	—
Amortization related to post-retirement obligations	9	100	18	200
Net change in unrealized gain on interest rate swaps	3,247	13,909	3,049	16,180
Total other comprehensive income	2,946	12,143	2,749	13,825
Total comprehensive income	20,964	28,497	39,870	46,469
Tax applicable to:
Net income	14,048	4,978	21,155	10,657
Other comprehensive income:
Change in unrealized holding loss on securities available for sale	(273)	(804)	(277)	(1,101)
Reclassification adjustment for security loss included in net income	140	—	140	—
Amortization related to post-retirement obligations	4	43	8	70
Net change in unrealized gain on interest rate swaps	1,400	6,020	1,312	6,992
Total other comprehensive income	1,271	5,259	1,183	5,961
Total comprehensive income	15,319	10,237	22,338	16,618
Net of tax:
Net income	3,970	11,376	15,966	21,987
Other comprehensive income:
Change in unrealized holding loss on securities available for sale	(361)	(1,062)	(365)	(1,454)
Reclassification adjustment for security loss included in net income	184	—	184	—
Amortization related to post-retirement obligations	5	57	10	130
Net change in unrealized gain on interest rate swaps	1,847	7,889	1,737	9,188
Total other comprehensive income	1,675	6,884	1,566	7,864
Total comprehensive income	$5,645	$18,260	$17,532	$29,851

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table presents the changes in the components of accumulated other comprehensive (loss) income, net of tax, for the six months ended December 31, 2017 and 2016 (in thousands):

	Unrealized Holding Gain on Securities Available for Sale	Post Retirement Obligations	Unrealized Holding Gain (Loss) on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss), Net of Tax
Balance at June 30, 2017	$438	$(569)	$3,651	$3,520
Net change	(181)	10	1,737	1,566
Balance at December 31, 2017	$257	$(559)	$5,388	$5,086

Balance at June 30, 2016	$1,529	$(1,657)	$(9,944)	$(10,072)
Net change	(1,454)	130	9,188	7,864
Balance at December 31, 2016	$75	$(1,527)	$(756)	$(2,208)

The following table sets forth information about the amount reclassified from accumulated other comprehensive income (loss) to the consolidated statement of income and the affected line item in the statement where net income is presented (in thousands).

		Three months ended December 31,		Six months ended December 31,
Accumulated Other Comprehensive Income (Loss) Component	Affected line item in the Consolidated Statement of Income	2017	2016	2017	2016
Reclassification adjustment for security losses included in net income	Net loss on sale of securities available for sale	$324	$—	$324	$—

Amortization related to post-retirement obligations (1)
Net loss		9	100	18	200
Compensation, payroll taxes and fringe benefits		9	100	18	200

Total before tax		333	100	342	200
Income tax benefit		144	43	148	70
Net of tax		189	57	194	130

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

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting".  This update provides guidance about changes to terms or conditions of a share based payment award which would require modification accounting. In particular, an entity is required to account for the effects of a modification if the fair value, vesting condition or the equity/liability classification of the modified award is not the same immediately before and after a change to the terms and conditions of the award.  This update is effective on a prospective basis for fiscal years beginning after December 15, 2017, with early adoption permitted.  The Company will adopt the standard effective July 1, 2018 and does not expect the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory".  This update requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  This update is effective for fiscal years beginning after December 31, 2017, including interim periods within that year.  The Company will adopt the standard effective July 1, 2018 and does not expect the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cashflows (Topic 230): Classification of Certain Cash Receipts and Cash Payments".  This update addresses eight specific cash flow issue with the objective of reducing existing diversity in practice.  This update is effective for fiscal years beginning after December 31, 2017, including interim periods within that year.  The Company will adopt the standard effective July 1, 2018 and does not expect the update to materially impact the Company's statement of cash flows, although the classification of certain items could shift relative to past presentation.

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments".  This update revises the methodology for estimating credit losses on loans receivable, held-to-maturity debt securities, unfunded loan commitments, and certain other financial assets measured at amortized cost.  Under ASU 2016-13, the current expected credit losses ("CECL") model is based on lifetime expected losses, rather than incurred losses, and requires the recognition of credit loss expense in the statement of income and a related allowance for credit losses on the balance sheet at the time of origination or purchase of a loan receivable or held-to-maturity debt security.  Subsequent changes in this estimate are recorded through credit loss expense and related allowance.  The CECL model requires the use of not only relevant historical experience and current conditions, but also reasonable and supportable forecasts of future events and circumstances, thus incorporating a broad range of information in developing credit loss estimates, which could result in significant changes to both the timing and amount of credit loss expense and allowance.  Under ASU 2016-13, available-for-sale debt securities are evaluated for impairment if fair value is less than amortized cost.  Estimated credit losses are recorded through a credit loss expense and an allowance, rather than a write-down of the investment.  Changes in fair value that are not credit-related will continue to be recorded in other comprehensive income.  Certain additional disclosures are required, including further disaggregation of credit quality indicators for loans receivable by year of origination.  This update is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).   The Company is evaluating the impact of this update on its consolidated financial statements, the extent of which is indeterminable at this time as it will be dependent upon various factors at the date of adoption, including but not limited to portfolio composition, credit quality, economic conditions and forecasts at that time.

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

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)".  This ASU requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current accounting treatment.  This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases.  For public business entities, this ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein.  Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  The Company is currently evaluating the impact of the adoption of this guidance on the Company's consolidated financial statements.  The Company expects a gross-up of its consolidated balance sheet as a result of recognizing lease liabilities and right of use assets; the extent of such gross-up is under evaluation.  The Company does not expect adoption of this pronouncement to have a material impact on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities", which is intended to improve the recognition and measurement of financial instruments.  The ASU revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value.  It also amends certain disclosure requirements associated with the fair value of financial instruments.  The disclosure of fair value of the loan portfolio will be impacted as the fair value will be calculated using an exit price.  The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  The Company will adopt the standard effective July 1, 2018 and does not expect the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers."  The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS.  This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards.  In August 2015, the FASB issued ASU 2015-14 to defer for one year the effective date of the new revenue standard.  The requirements are effective for annual periods and interim periods within fiscal years beginning after December 15, 2017.  During 2016, the FASB issued further implementation guidance regarding revenue recognition.  This additional guidance included clarification on certain principal versus agent considerations within the implementation of the guidance as well as clarification related to identifying performance obligations and licensing, assessing collectibility, presenting sales taxes, measuring noncash consideration, and certain transition matters.  The Company's primary revenue source is net interest income on financial instruments and, to a lesser extent, non-interest income.  The guidance does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other U.S. GAAP.  The Company continues to evaluate the impact of the standard on other components of non-interest income and will adopt the standard effective July 1, 2018. The Company does not expect the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

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

          In December 2017, Oritani Bank (the "Bank"), the wholly owned subsidiary of Oritani Financial Corp. (the "Company"), entered into an informal agreement ("Informal Agreement") with the Federal Deposit Insurance Corporation ("FDIC") and the New Jersey Department of Banking and Insurance ("NJDOBI") with regard to Bank Secrecy Act ("BSA") and Anti-Money Laundering ("AML") compliance matters.  The Bank has agreed to 1) develop, adopt and implement a system of internal controls designed to ensure full compliance with the BSA, 2) conduct a comprehensive system validation of the Bank's BSA/AML system, and 3) perform an initial review, and thereafter on an annual basis, of the Bank's staffing BSA staffing needs.  The Bank also agreed to review certain transactions and accounts within a specified timeframe for BSA and AML compliance, and to provide the FDIC and the NJDOBI with quarterly progress reports.

Numerous actions have been taken or initiated by the Bank to strengthen its BSA and AML compliance practices, policies, procedures and controls, and to enhance staffing in this area.  The Bank believes that it will be able to demonstrate substantial compliance with the terms of the Informal Agreement.  However, the failure to achieve compliance with the requirements of the Informal Agreement could lead to further action by the FDIC and NJDOBI, which could adversely affect the Bank. The costs to remediate are unknown and could adversely affect our future results of operations.

Index
Comparison of Financial Condition at December 31, 2017 and June 30, 2017

Total Assets. Total assets decreased $15.3 million  to $4.12 billion at December 31, 2017, from $4.14 billion at June 30, 2017.  Asset growth is typically driven by loan growth.  As discussed below, loan growth was minimal over the period.  Total assets at December 31, 2017 were also negatively impacted by a security sale that occurred toward the end of the period, and a revaluation of the Company's net deferred tax asset.

Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) increased $5.4 million to $39.0 million at December 31, 2017, from $33.6 million at June 30, 2017.

Net Loans. Loans, net increased $19.5 million to $3.59 billion at December 31, 2017, from $3.57 billion at June 30, 2017.  The increase in loans was primarily in residential commercial real estate (multifamily) which increased $49.8 million over the period. The Company's primary strategic business objective remains the organic growth of multifamily and commercial real estate loans, however, recent levels of loan growth has been below expectations and historical levels.  Loan originations and purchases totaled $109.3 million and $52.8 million, respectively, for the three months ended December 31, 2017.  This compares to loan originations and purchases of $226.0 million and $39.3 million, respectively, for the comparable 2016 period.  Loan principal payments totaled $138.3 million and $91.7 million for the three months ended December 31, 2017 and 2016, respectively.  Loan originations and purchases for the six months ended December 31, 2017 totaled $256.8 million and $52.8 million, respectively. See "Comparison of Operating Results for the three months ended December 31, 2017 and 2016, Interest Income," for additional discussion regarding loan balances.

Delinquency and non performing asset information is provided below:

	12/31/2017	9/30/2017	6/30/2017	3/31/2017	12/31/2016
	(Dollars in thousands)
Delinquency Totals
30—59 days past due	$3,166	$987	$1,374	$1,266	$3,133
60—89 days past due	142	1,656	1,571	371	1,196
Nonaccrual	14,489	9,906	10,223	10,310	10,393
Total	$17,797	$12,549	$13,168	$11,947	$14,722
Non Performing Asset Totals
Nonaccrual loans, per above	$14,489	$9,906	$10,223	$10,310	$10,393
Real Estate Owned	-	-	140	140	266
Total	$14,489	$9,906	$10,363	$10,450	$10,659
Nonaccrual loans to total loans	0.40%	0.28%	0.28%	0.29%	0.30%
Delinquent loans to total loans	0.49%	0.35%	0.37%	0.33%	0.43%
Non performing assets to total assets	0.35%	0.24%	0.25%	0.25%	0.27%

Delinquent loan and non performing asset totals continue to illustrate minimal credit issues at the Company.  However, during the most recent quarter, the nonaccrual loan total increased $4.6 million and total delinquent loans increased $5.2 million.  The increase is primarily due to two 1-4 family properties which, combined, total $5.0 million. The Company is pursuing legal remedies and does not see any significant exposure regarding these properties at this time.  In January, 2018, three nonaccrual loans, totaling $2.2 million, were foreclosed upon.  The foreclosed collateral for two of these loans, totaling $1.5 million, were sold at the Sheriff's sale with the Company receiving the full amount due.  The property pertaining to the other foreclosed loan was transferred to Real Estate Owned in January, 2018.

Index

Securities available for sale("AFS").  Securities AFS decreased $45.0 million to $52.9 million at December 31, 2017, from $97.9 million at June 30, 2017.  The decrease is primarily due to the sale of $29.5 million that took place in December, 2017.  The securities sold were in a loss position and sold primarily to maximize the tax benefit associated with the loss.  Principal payments also contributed to the decrease.  No securities AFS were purchased in the period.

Securities Held To Maturity ("HTM").Securities HTM increased $11.6 million to $251.3 million at December 31, 2017, from $239.6 million at June 30, 2017.  The increase is primarily due to purchases of $34.1 million exceeding principal payments.

Deposits. Deposits increased $89.1 million to $2.95 billion at December 31, 2017, from $2.86 billion at June 30, 2017.  See "Comparison of Operating Results for the three months ended December 31, 2017 and 2016, Interest Expense," for discussion regarding deposit balances.

Borrowings.  Borrowings decreased $102.5 million to $539.5 million at December 31, 2017, from $642.1 million at June 30, 2017.  See "Comparison of Operating Results for the three months ended December 31, 2017 and 2016, Interest Expense," for discussion regarding borrowing amounts.
Stockholders' Equity.  Stockholders' equity decreased $11.7 million to $547.5 million at December 31, 2017, from $559.2 million at June 30, 2017.  The decrease was primarily due to dividends paid partially offset by net income and the release of treasury shares in conjunction with stock option exercises, as well as the release of ESOP shares.  The dividends paid include regular quarterly dividends of $0.175 per share paid on August 21, 2017 and November 20, 2017, as well as a special dividend of $0.45 per share paid on December 22, 2017.  Based on our December 31, 2017 closing price of $16.40 per share, the Company stock was trading at 138.7% of book value.

Index

Average Balance Sheet for the Three and Six months ended December 31, 2017 and 2016

The following tables present certain information regarding Oritani Financial Corp.'s financial condition and net interest income for the three and six months ended December 31, 2017 and 2016.  The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  We derived average balances from daily balances over the periods indicated.  Interest income includes fees that we consider adjustments to yields, including prepayment penalties.

	Average Balance Sheet and Yield/Rate Information For the Three Months Ended (unaudited)
	December 31, 2017			December 31, 2016
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate
Interest-earning assets:			(Dollars in thousands)
Loans (1)	$3,543,438	$35,891	4.05%	$3,263,994	$33,135	4.06%
Federal Home Loan Bank Stock	26,352	451	6.85%	33,053	417	5.05%
Securities available for sale	86,546	457	2.11%	182,548	826	1.81%
Securities held to maturity	241,852	1,145	1.89%	190,524	871	1.83%
Federal funds sold and short term investments	33,437	108	1.29%	1,255	2	0.64%
Total interest-earning assets	3,931,625	38,052	3.87%	3,671,374	35,251	3.84%
Non-interest-earning assets	219,737			199,784
Total assets	$4,151,362			$3,871,158
Interest-bearing liabilities:
Savings deposits	179,194	104	0.23%	170,291	97	0.23%
Money market	843,671	2,354	1.12%	733,343	1,895	1.03%
Checking accounts	751,532	1,111	0.59%	666,155	728	0.44%
Time deposits	1,189,774	4,219	1.42%	993,114	3,244	1.31%
Total deposits	2,964,171	7,788	1.05%	2,562,903	5,964	0.93%
Borrowings	513,794	2,656	2.07%	671,350	3,058	1.82%
Total interest-bearing liabilities	3,477,965	10,444	1.20%	3,234,253	9,022	1.12%
Non-interest-bearing liabilities	104,699			91,404
Total liabilities	3,582,664			3,325,657
Stockholders' equity	568,698			545,501
Total liabilities and stockholders' equity	$4,151,362			$3,871,158
Net interest income		$27,608			$26,229
Net interest rate spread (2)			2.67%			2.72%
Net interest-earning assets (3)	$453,660			$437,121
Net interest margin (4)			2.81%			2.86%
Average of interest-earning assets to interest-bearing liabilities			113.04%			113.52%

(1)	Average Outstanding Balance includes nonaccrual loans and interest earned includes prepayment income.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Index

	Average Balance Sheet and Yield/Rate Information For the Six Months Ended (unaudited)
	December 31, 2017			December 31, 2016
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$3,554,270	$71,728	4.04%	3,207,754	$65,108	4.06%
Federal Home Loan Bank Stock	28,170	936	6.65%	33,110	874	5.28%
Securities available for sale	90,955	953	2.10%	174,703	1,652	1.89%
Securities held to maturity	239,175	2,244	1.88%	181,214	1,674	1.85%
Federal funds sold and short term investments	17,331	111	1.28%	1,032	3	0.58%
Total interest-earning assets	3,929,901	75,972	3.87%	3,597,813	69,311	3.85%
Non-interest-earning assets	207,554			193,229
Total assets	$4,137,455			$3,791,042
Interest-bearing liabilities:
Savings deposits	178,209	205	0.23%	168,627	194	0.23%
Money market	849,399	4,736	1.12%	723,849	3,779	1.04%
Checking accounts	733,283	2,083	0.57%	608,520	1,277	0.42%
Time deposits	1,162,669	8,117	1.40%	982,725	6,453	1.31%
Total deposits	2,923,560	15,141	1.04%	2,483,721	11,703	0.94%
Borrowings	553,400	5,579	2.02%	672,719	6,079	1.81%
Total interest-bearing liabilities	3,476,960	20,720	1.19%	3,156,440	17,782	1.13%
Non-interest-bearing liabilities	94,396			92,637
Total liabilities	3,571,356			3,249,077
Stockholders' equity	566,099			541,965
Total liabilities and stockholders' equity	$4,137,455			$3,791,042
Net interest income		$55,252			$51,529
Net interest rate spread (2)			2.68%			2.72%
Net interest-earning assets (3)	$452,941			$441,373
Net interest margin (4)			2.81%			2.86%
Average of interest-earning assets to interest-bearing liabilities			113.03%			113.98%

(1)	Average Outstanding Balance includes nonaccrual loans and interest earned includes prepayment income.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Index
Comparison of Operating Results for the Three months ended December 31, 2017 and 2016

Net Income. Net income decreased $7.4 million to $4.0 million for the quarter ended December 31, 2017, from $11.4 million for the corresponding 2016 quarter. The Tax Cuts and Jobs Act (the "Act") that was signed into law on December 22, 2017 had a material impact on results for the 2017 period. While the Act will lower the Company's future tax rate, it also required the Company to revalue its deferred tax assets and deferred tax liabilities to account for the future impact of lower corporate tax rates on these deferred amounts. The analysis resulted in an estimated one-time non-cash charge to the income statement of $10.2 million.  The Company reports earnings on a fiscal year basis and the decreased federal income tax rate prescribed by the Act will be recognized by the Company ratably over the course of its fiscal year ending June 30, 2018.  Consequently, the Company's estimated effective tax rate for its fiscal year ending June 30, 2018 has decreased from 37.2% to 30.5%.  The Company's estimated effective tax rate will be lower than its actual tax rate for the periods ended September 30, 2017 and December 31, 2017; and higher than its actual tax rate for the periods ended March 31, 2018 and June 30, 2018.  The Company's estimated effective tax rate is expected to decrease further subsequent to the fiscal year ending June 30, 2018.  Applying the new estimated effective rate of 30.5% to the results for the September 30, 2017 quarterly period resulted in a $1.3 million reduction in estimated taxes for that period.  The $1.3 million reduction is being recognized in the December 31, 2017 quarterly period.  The net impact of the revaluation of the deferred tax amounts and the September period tax rate adjustment on the results for the three month period ended December 31, 2017 was $8.9 million.

Interest Income. Total interest income increased $2.8 million to $38.1 million for the three months ended December 31, 2017, from $35.3 million for the three months ended December 31, 2016.  The components of interest income for the three months ended December 31, 2017 and 2016, changed as follows:

	Three months ended December 31,				Increase / (decrease)
	2017		2016
	Interest Income	Yield	Interest Income	Yield	Interest Income	Average Balance	Yield
	(Dollars in thousands)
Interest on loans	$35,891	4.05%	$33,135	4.06%	$2,756	$279,444	(0.01)%
Dividends on FHLB stock	451	6.85%	417	5.05%	34	(6,701)	1.80%
Interest on securities AFS	457	2.11%	826	1.81%	(369)	(96,002)	0.30%
Interest on securities HTM	1,145	1.89%	871	1.83%	274	51,328	0.06%
Interest on federal funds sold and short term investments	108	1.29%	2	0.64%	106	32,182	0.65%
Total interest income	$38,052	3.87%	$35,251	3.84%	$2,801	$260,251	0.03%

The Company's primary strategic business objective remains the organic growth of multifamily and commercial real estate loans.  The average balance of the loan portfolio increased $279.4 million, or 8.6%, for the three months ended December 31, 2017 versus the comparable 2016 period.  While the Company has demonstrated an ability to execute its primary strategic business objective for an extended period of time, impediments have been encountered in fiscal 2018.  These impediments include a lower level of deal volume as well as competitor loan terms and pricing.  In addition, prepayments of the existing loan portfolio have continued at a high rate.  On a linked quarter basis (December 31, 2017 versus September 30, 2017), the average balance of the portfolio decreased at an annualized rate of 2.43%.  When measured using period end balances, the loan portfolio increased $24.3 million, an annualized growth rate of 2.73%.  The Company has adjusted its loan pricing practices to attempt to increase loan origination volume.  However, this adjustment has not had a meaningful impact to date.  The Company will continue to adjust practices in order to return loan growth to historical levels.  In addition, the Company will continue to purchase loans opportunistically in order to offset a portion of the decreased loan origination volume.

The yield on the loan portfolio decreased 1 basis point for the quarter ended December 31, 2017 versus the comparable 2016 period.  The loan yield in both periods was impacted by prepayment penalties.  Prepayment penalties totaled $1.6 million for the quarter ended December 31, 2017 versus $1.2 million for the quarter ended December 31, 2016.  Prepayment penalties boosted annualized loan yield by 18 basis points in the 2017 period versus 15 basis points in the 2016 period.  On a linked quarter basis, the yield on the loan portfolio increased 3 basis points when prepayment penalties are considered.  Excluding prepayment penalties, the yield on the loan portfolio decreased 1 basis point.

The average balance of securities available for sale decreased $96.0 million for the three months ended December 31, 2017 versus the comparable 2016 period, while the average balance of securities held to maturity increased $51.3 million over the same period.  The Company has been classifying the majority of new purchases as held to maturity.

Index

Interest Expense.  Total interest expense increased $1.4 million to $10.4 million for the three months ended December 31, 2017, from $9.0 million for the three months ended December 31, 2016.  The components of interest expense for the three months ended December 31, 2017 and 2016, changed as follows:

	Three months ended December 31,				Increase / (decrease)
	2017		2016			Average
	Interest Expense	Cost	Interest Expense	Cost	Interest Expense	Balance	Cost
	(Dollars in thousands)
Savings deposits	$104	0.23%	$97	0.23%	$7	$8,903	0.00%
Money market	2,354	1.12%	1,895	1.03%	459	110,328	0.09%
Checking accounts	1,111	0.59%	728	0.44%	383	85,377	0.15%
Time deposits	4,219	1.42%	3,244	1.31%	975	196,660	0.11%
Total deposits	7,788	1.05%	5,964	0.93%	1,824	401,268	0.12%
Borrowings	2,656	2.07%	3,058	1.82%	(402)	(157,556)	0.25%
	$10,444	1.20%	$9,022	1.12%	$1,422	$243,712	0.08%

Strong deposit growth remains a strategic objective of the Company.  As detailed above, the average balance of deposits increased $401.3 million, or 15.7%, for the quarter ended December 31, 2017 versus the comparable 2016 period.  The growth for this period, excluding the impact of brokered deposits, was 10.1%.  The balance of deposits increased $81.2 million and $25.5 million when measured versus the average and period end balances for the quarter ended September 30, 2017, respectively.  The overall cost of deposits increased 12 basis points for the quarter ended December 31, 2017 versus the comparable 2016 period.  The increased cost of money market and checking accounts is primarily attributable to the costs of interest rate swaps that are being reflected as interest expense on these accounts.  The situation occurred as a result of balance sheet transactions executed during the quarters ended June 30, 2017, June 30, 2016 and December 31, 2015.  The restructures executed during the quarters ended June 30, 2016 and December 31, 2015 impacted the results for both the 2017 and 2016 periods detailed above.  The restructure executed during the quarter ended June 30, 2017 only impacted the results for the quarter ended December 31, 2017.  The balance sheet restructures are discussed in the Company's Form 10-K for the annual periods ended June 30, 2017 and 2016.  The increase in the cost of time deposits is primarily due to the impact of market pressures.  On a linked quarter basis, the cost of deposits increased 3 basis points, also primarily due to the impact of market pressures.  Market pressures are expected to continue to increase the cost of deposits.
The average balance of borrowings decreased $157.6 million for the three months ended December 31, 2017 versus the comparable 2016 period, while the cost increased 25 basis points.  The increase in the average balance of deposits allowed the Company to reduce borrowings while still funding growth.  The cost of borrowings has been impacted by the increased cost of overnight and short term borrowings.  The cost of borrowings was also affected by the balance sheet restructures referenced above.  On a linked quarter basis, the average balance of borrowings decreased $79.2 million and the cost of borrowings increased 10 basis points.  The cost of overnight borrowings has increased as the federal discount rate has increased.  Despite the increased cost of such borrowings, they remain a lower cost of funding than longer term borrowings.  The Company significantly decreased its usage of overnight borrowings in the quarter ended December 31, 2017.  The average balance of such borrowings was $22.5 million for the quarter ended December 31, 2017 versus $94.9 million for the quarter ended September 30, 2017.  The decreased usage of such lower cost funds caused the overall cost of borrowings to increase in the December period.  In general, the Company has reduced its usage of borrowings in recent years.

Index
Net Interest Income Before Provision for Loan Losses.  Net interest income increased by $1.4 million to $27.6 million for the three months ended December 31, 2017, from $26.2 million for the three months ended December 31, 2016.    The Company's net interest income, spread and margin over the period are detailed in the chart below:

	Net Interest Income Before	Prepayment Penalty	Net Interest Income Before Provision, Excluding Prepayment	Including Prepayment Penalties		Excluding Prepayment Penalties
Quarter Ended	Provision	Income	Penalties	Spread	Margin	Spread	Margin
	(Dollars in thousands)
December 31, 2017	$27,608	$1,638	$25,970	2.67%	2.81%	2.50%	2.64%
September 30, 2017	27,644	1,289	26,355	2.68%	2.82%	2.55%	2.68%
June 30, 2017	26,287	236	26,051	2.54%	2.68%	2.52%	2.66%
March 31, 2017	26,795	821	25,974	2.63%	2.75%	2.54%	2.67%
December 31, 2016	26,229	1,199	25,030	2.72%	2.86%	2.59%	2.73%
The Company's spread and margin have been significantly impacted by prepayment penalties.  Due to this situation, the chart above details results with and without the impact of prepayment penalties.  Net interest income before provision for loan losses, excluding prepayment penalties, is a non-GAAP financial measure since it excludes a component (prepayment penalty income) of net interest income and therefore differs from the most directly comparable measure calculated in accordance with GAAP. The Company believes the presentation of this non-GAAP financial measure is useful because it provides information to assess the underlying performance of the loan portfolio since prepayment penalty income can be expected to change as interest rates change.  While prepayment penalty income is expected to continue, fluctuations in the level of prepayment income are also expected.  The level of prepayment income is generally expected to decrease as external interest rates increase since borrowers would have less of an incentive to refinance existing loans.  However, the time period when these events could occur may not align, and the specific behavior of borrowers is difficult to predict.  The level of loan prepayments and prepayment income has increased during fiscal 2018 despite a period of generally increasing interest rates.
The Company's spread and margin have been under pressure due to several factors.  These factors were discussed in the Company's Form 10-K for the annual period ended June 30, 2017, and in other prior public releases.  The Company has executed balance sheet restructures partially to counter some of the spread and margin compression.  The impact of the restructure executed in June, 2017 can be seen in the spread and margin expansion (excluding prepayment penalties) that was realized in the September 30, 2017 quarterly period.  However, spread and margin compression returned in the December, 2017 period.  Recent results were negatively impacted by the current costs to acquire and maintain deposits, the minimal expansion of the loan portfolio and the atypical level of federal funds sold (a low yielding asset).

The Company's net interest income and net interest rate spread were both negatively impacted in all periods due to the reversal of accrued interest income on loans delinquent more than 90 days.  The total of such income reversed was $128,000 and $76,000 for the three months ended December 31, 2017 and 2016, respectively.

Index

Provision for Loan Losses. The Company recorded no provision for loan losses for the three months ended December 31, 2017 and December 31, 2016.  A rollforward of the allowance for loan losses for the three months ended December 31, 2017 and 2016 is presented below:

	Three months ended December 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$30,402	$29,878
Provisions charged to operations	—	—
Recoveries of loans previously charged off	—	—
Loans charged off	—	(1)
Balance at end of period	$30,402	$29,877
Allowance for loan losses to total loans	0.84%	0.87%
Net charge-offs (annualized) to average loans outstanding	—	0.00%

 See additional information regarding the allowance for loan losses in Note 6 of the consolidated financial statements and "Comparison of Financial Condition at December 31, 2017 and June 30, 2017-Net Loans."

Other Income. Other income decreased $605,000 to $578,000 for the three months ended December 31, 2017, from $1.2 million for the three months ended December 31, 2016.   Net income from investments in real estate joint ventures decreased $260,000.  Income from this category decreased to zero for the three months ended December 31, 2017 as the Company has disposed of all such properties.  A loss of $324,000 was incurred on the sale of certain AFS investment securities.  The market value of the securities sold was less than their book value and the securities were sold prior to December 31, 2017 in order to realize the maximum tax benefit associated with the loss.

Other Expenses. Other expenses decreased $890,000 to $10.2 million for the three months ended December 31, 2017, from $11.1 million for the three months ended December 31, 2016.  The decrease was primarily due compensation, payroll taxes and fringe benefits, which decreased $724,000 to $7.5 million for the three months ended December 31, 2017, from $8.2 million for the three months ended December 31, 2016.   The decrease was primarily due to decreased ESOP related expenses as well as decreased costs associated with non qualified benefit plans.  Both the 2017 and 2016 periods had elevated ESOP expense versus the other quarters in the related calendar year primarily due to the release of additional ESOP shares in the December quarters.  The release of additional shares is indirectly caused by the Company's special dividend.  However, there were less additional ESOP shares released in the 2017 period.

Income Tax Expense. Income tax expense for the 2017 periods was significantly impacted by the Act.  See "Comparison of Operating Results for the three months ended December 31, 2017 and 2016, Net Income," for more information.  Income tax expense for the three month period ended December 31, 2017 and 2016 was $14.0 million due to primarily to the revaluation of the Company's net deferred tax assets and pre-tax income of $18.0 million.  Income tax expense for the three months ended December 31, 2016 was $5.0 million on pre-tax income of $16.4 million, resulting in an effective tax rate of 30.4%.   The Company's effective rate in the 2016 period was positively affected by the vesting of stock awards and the exercise of nonqualified stock options and disqualified incentive stock options.

Index

Comparison of Operating Results for the Six months ended December 31, 2017 and 2016

Net Income.  Net income decreased $6.0 million to $16.0 million for the six months ended December 31, 2017, from $22.0 million for the corresponding 2016 period. Results in the 2017 period were impacted by the Act.  While the Act will lower the Company's future tax rate, it also required the Company to revalue its deferred tax assets and deferred tax liabilities to account for the future impact of lower corporate tax rates on these deferred amounts.  The revaluation resulted in an estimated one-time non-cash charge to the income statement of $10.2 million

Interest Income. Total interest income increased $6.7 million to $76.0 million for the six months ended December 31, 2017, from $69.3 million for the six months ended December 31, 2016.  The components of interest income for the six months ended December 31, 2017 and 2016, changed as follows:

	Six months ended December 31,				Increase / (decrease)
	2017		2016
	Interest Income	Yield	Interest Income	Yield	Interest Income	Average Balance	Yield
	(Dollars in thousands)
Interest on loans	$71,728	4.04%	$65,108	4.06%	$6,620	$346,516	(0.02)%
Dividends on FHLB stock	936	6.65%	874	5.28%	62	(4,940)	1.37%
Interest on securities AFS	953	2.10%	1,652	1.89%	(699)	(83,748)	0.21%
Interest on securities HTM	2,244	1.88%	1,674	1.85%	570	57,961	0.03%
Interest on federal funds sold and short term investments	111	1.28%	3	0.58%	108	16,299	0.70%
	$75,972	3.87%	$69,311	3.85%	$6,661	$332,088	0.02%

The explanations provided in "Comparison of Operating Results for the three Months Ended December 31, 2017 and 2016, Interest Income" regarding changes for the three month period comparison are also applicable to the six month period comparison. Prepayment penalties totaled $2.9 million for the six months ended December 31, 2017 and $1.8 million for the six months ended December 31, 2016.  Prepayment penalties boosted annualized loan yield by 17 basis points in the 2017 period versus 11 basis points in the 2016 period.

Interest Expense. Total interest expense increased $2.9 million to $20.7 million for the six months ended December 31, 2017, from $17.8 million for the six months ended December 31, 2016.  The components of interest expense for the six months ended December 31, 2017 and December 31, 2016, changed as follows:

	Six months ended December 31,				Increase / (decrease)
	2017		2016			Average
	Interest Expense	Cost	Interest Expense	Cost	Interest Expense	Balance	Cost
	(Dollars in thousands)
Savings deposits	$205	0.23%	$194	0.23%	$11	$9,582	0.00%
Money market	4,736	1.12%	3,779	1.04%	957	125,550	0.08%
Checking accounts	2,083	0.57%	1,277	0.42%	806	124,763	0.15%
Time deposits	8,117	1.40%	6,453	1.31%	1,664	179,944	0.09%
Total deposits	15,141	1.04%	11,703	0.94%	3,438	439,839	0.10%
Borrowings	5,579	2.02%	6,079	1.81%	(500)	(119,319)	0.21%
	$20,720	1.19%	$17,782	1.13%	$2,938	$320,520	0.06%

The explanations provided in "Comparison of Operating Results for the three Months Ended December 31, 2017 and 2016, Interest Expense" for the three month period comparison regarding deposits and borrowings are also applicable to the six month period comparison.

Index

Net Interest Income Before Provision for Loan Losses.  Net interest income increased by $3.7 million to $55.3 million for the six months ended December 31, 2017, from $51.5 million for the six months ended December 31, 2016.   The Company's net interest rate spread and margin decreased to 2.68% and 2.81% for the six months ended December 31, 2017, from 2.72% and 2.86% for the six months ended December 31, 2016, respectively.   The factors described in "Comparison of Operating Results for the three Months Ended December 31, 2017 and 2016, Net Interest Income Before Provision for Loan Losses" also impacted the six month periods.  The Company's net interest income and net interest rate spread were negatively impacted in both periods due to the reversal of accrued interest income on loans delinquent more than 90 days.  The Company's net interest income was reduced $206,000 and $196,000 for the six months ended December 31, 2017 and 2016, respectively, due to the impact of nonaccrual loans.

Provision for Loan Losses. The Company recorded no provisions for loan losses for both the six months ended December 31, 2017 and December 31, 2016.  A rollforward of the allowance for loan losses for the six months ended December 31, 2017 and 2016 is presented below:

	Six months ended December 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$30,272	$29,951
Provisions charged to operations	—	—
Recoveries of loans previously charged off	152	2
Loans charged off	(22)	(76)
Balance at end of period	$30,402	$29,877
Allowance for loan losses to total loans	0.84%	0.87%
Net charge-offs (annualized) to average loans outstanding	(0.01)%	0.01%

See discussion of the allowance for loan losses in "Comparison of Financial Condition at December 31, 2017 and June 30, 2017-Net Loans" and footnote 6 of the consolidated financial statements.

Other Income. Other income decreased $920,000 to $1.5 million for the six months ended December 31, 2017 from $2.4 million for the six months ended December 31, 2016.  Net income from investments in real estate joint ventures decreased $576,000.  Income from this category decreased to zero for the six months ended December 31, 2017 as the Company has disposed of all such properties.  In addition, a loss of $324,000 was incurred on the sale of certain AFS investment securities.
Other Expenses. Other expenses decreased $1.7 million to $19.7 million for the six months ended December 31, 2017, from $21.3 million for the six months ended December 31, 2016.  The decrease was primarily due compensation, payroll taxes and fringe benefits, which decreased $1.5 million to $14.0 million for the six months ended December 31, 2017, from $15.6 million for the six months ended December 31, 2016.   The six month period was also affected by the decreased ESOP expense described in "Comparison of Operating Results for the three months ended December 31, 2017 and 2016, Other Expenses."  The six month period also had decreased expense related to stock compensation.  The cost for the majority of the stock awards and stock options granted in conjunction with the Company's 2011 Equity Plan fully amortized in August 2016.  The 2016 period included a portion of the amortization expense related to this plan while the 2017 period had significantly less expenses related to the amortization of this plan.

Income Tax Expense. Income tax expense for the six months ended December 31, 2017, was $21.2 million. Income tax expense for the 2017 periods was significantly impacted by the Act.  See "Comparison of Operating Results for the three months ended December 31, 2017 and 2016, Net Income," for more information.   For the six months ended December 31, 2016, income tax expense was $10.7 million, due to pre-tax income of $32.6 million, resulting in an effective tax rate of 32.6%.  The Company's effective rate in the 2016 period was positively affected by the vesting of stock awards and the exercise of nonqualified stock options and disqualified incentive stock options.

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

At December 31, 2017 and June 30, 2017, the Company had $63.8 million and $152.2 million in overnight borrowings from the FHLB, respectively.  The Company had total borrowings of $539.5 million at December 31, 2017 and $642.1 million at June 30, 2017.  The Company's total borrowings at December 31, 2017 include $475.7 million in longer term borrowings, $441.1 million with the FHLB and $34.7 million with other financial institutions.  In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans.  At December 31, 2017, outstanding commitments to originate loans totaled $22.8 million and outstanding commitments to extend credit totaled $21.6 million.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business. During the second quarter of 2017, the Company enhanced its liquidity position by arranging for a municipal deposit letter of credit from the FHLBNY to collateralize our municipal deposits in the amount of  $209.4 million.

Time deposits scheduled to mature in one year or less totaled $581.8 million at December 31, 2017.  Based upon historical experience, management estimates that a large portion of such deposits will remain with the Company.  The portion that remains will be significantly impacted by the renewal rates offered by the Company.

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

The Company's primary use of funds has been dividends to shareholders and repurchases of common stock.  The declarations of such dividends are at the discretion of the Company and the dividend amount could be reduced or eliminated if the payment of a dividend to shareholders would result in a liquidity concern.  The Company's loan portfolio was an additional source and use of funds.  The majority of the Company's loans were directly or indirectly related to entities in the Company's investment in real estate joint ventures and real estate held for investment portfolios.  The Company has now fully divested its investment in these assets and the related loans have been repaid in full.  The repayment of these loans provided a significant source of liquidity for the Company (on an unconsolidated basis).  The Company (on an unconsolidated basis) does not currently anticipate originating loans.  In addition, the Company secured external financing, from another financial institution.  At  June 30, 2017, the Company had $12.5 million in borrowings outstanding from another financial institution. As of December 31, 2017 the Company had repaid this borrowing in full.  At December 31, 2017 and June 30, 2017, the Company, on an unconsolidated basis, had cash and cash equivalents of $35.3 million and $24.5 million, respectively.

In July 2013, the Federal Reserve Board and the FDIC issued final rules implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes.  The rules revise minimum capital requirements and adjust prompt corrective action thresholds.  Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Company and the Bank.  The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets.  The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%.  The final rule became effective January 1, 2015, subject to a transition period for various components of the rule that require full compliance for the Company by January 1, 2019, including a capital conservation buffer of 2.5% of risk-weighted assets for which the transitional period began on January 1, 2016.

Index
As of December 31, 2017 and June 30, 2017, the Company and Bank exceeded all regulatory capital requirements, including the currently applicable capital conservation buffer of 1.25%, as follows:

	December 31, 2017
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Common Equity Tier 1 (CET1) (to risk-weighted assets)	$541,359	14.60%	$166,903	4.50%
Tier 1capital (to risk-weighted assets)	541,359	14.60%	222,537	6.00%
Total capital (to risk-weighted assets)	571,761	15.42%	296,716	8.00%
Tier 1 leverage capital (to average assets)	541,359	13.13%	164,922	4.00%
Capital Conservation Buffer	275,045	7.42%	46,362	1.25%

	June 30, 2017
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Common Equity Tier 1 (CET1) (to risk-weighted assets)	$555,703	15.02%	$166,443	4.50%
Tier 1 capital (to risk-weighted assets)	555,703	15.02%	221,924	6.00%
Total capital (to risk-weighted assets)	585,975	15.84%	295,898	8.00%
Tier 1 leverage capital (to average assets)	555,703	13.51%	164,562	4.00%
Capital Conservation Buffer	290,077	7.84%	46,234	1.25%

	December 31, 2017
	Actual		Required		Well-Capitalized
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Bank:
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$485,898	13.10%	$166,876	4.50%	$241,042	6.50%
Tier 1 capital (to risk-weighted assets)	485,898	13.10%	222,501	6.00%	296,668	8.00%
Total capital (to risk-weighted assets)	516,300	13.92%	296,668	8.00%	370,835	10.00%
Tier 1 Leverage capital (to average assets)	485,898	11.72%	165,860	4.00%	207,325	5.00%
Capital conservation buffer	219,632	5.92%	46,354	1.25%

	June 30, 2017
	Actual		Required		Well-Capitalized
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Bank:
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$521,414	14.10%	$166,440	4.50%	$240,413	6.50%
Tier 1 capital (to risk-weighted assets)	521,414	14.10%	221,919	6.00%	295,893	8.00%
Total capital (to risk-weighted assets)	551,686	14.92%	295,893	8.00%	369,866	10.00%
Tier 1 Leverage capital (to average assets)	521,414	12.68%	164,533	4.00%	205,666	5.00%
Capital conservation buffer	255,793	6.92%	46,233	1.25%

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
(iii)	obtaining general financing through FHLB advances with a fixed long term; and
(iv)	utilizing interest rate swaps or other derivative instruments

Loan Portfolio by Reprice/Maturity Date
At December 31, 2017
(Dollars in thousands)
Repricing or Maturing Within:	Amount	Weighted Average Rate	% of Total Loans	Cumulative % of Total Loans
1 Year or less	$563,680	3.71%	15.55%	15.55%
1 - 3 years	1,419,369	3.51%	39.16%	54.71%
3 - 5 years	886,851	3.77%	24.47%	79.18%
5 - 7 years	273,465	4.03%	7.55%	86.73%
7 to 10 years	134,965	4.48%	3.72%	90.45%
Greater than 10 years	345,953	4.53%	9.55%	100.00%
Total	$3,624,283	3.78%	100.00%

 At December 31, 2017, 54.71 % of the loan portfolio matured or repriced in 3 years or less, and 79.18% matured or repriced in 5 years or less.

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

The table below sets forth, as of December 31, 2017, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) basis points
	(Dollars in thousands)
+200	$521,338	$(73,984)	(12.4)%	13.2%	(129)
+100	561,702	(33,620)	(5.6)%	13.9%	(56)
—	595,322	—	—%	14.5%	—
(100)	620,504	25,182	4.2%	14.8%	35

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2017, in the event of a 100 basis point decrease in interest rates, we would experience a 4.2% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 12.4% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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
(c)
Repurchase of Our Equity Securities.  The following table shows the Company's repurchases of its common stock for each calendar month in the three months ended December 31, 2017 and the stock repurchase plan approved by our Board of Directors.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 31, 2017	639	$17.30	639	1,887,449
November 30, 2017	3,385	16.73	3,385	1,884,064
December 31, 2017	—	—	—	1,884,064
	4,024		4,024

On March 4, 2015, the Board of Directors of the Company authorized a fourth stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5% of the outstanding shares, or 2,205,451 shares.  As of  February 9, 2018, the Company has repurchased, under the repurchase plans approved since the second step transaction, 13,282,468 shares of its stock at an average price of $13.30 per share.

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

ORITANI FINANCIAL CORP.

Date:	February 9, 2018	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date:	February 9, 2018	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer