Form 10-Q
period 2018-03-31
Oritani Financial Corp
filed 2018-05-10
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

    YES  ☐    NO  ☒

As of May 10, 2018, there were 56,245,065 shares of the Registrant's common stock, par value $0.01 per share, issued and 46,616,646 shares outstanding.

Oritani Financial Corp.
FORM 10-Q

Index
Part I. Financial Information
Item 1. Financial Statements

Oritani Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2018	June 30, 2017
	(unaudited)	(audited)
Assets
Cash on hand and in banks	$22,543	$33,252
Federal funds sold and short term investments	966	326
Cash and cash equivalents	23,509	33,578
Loans, net	3,566,193	3,566,703
Securities available for sale, at fair value	48,198	97,930
Securities held to maturity, fair value of $295,236 and $237,204, respectively	302,851	239,631
Bank Owned Life Insurance (at cash surrender value)	97,824	95,946
Federal Home Loan Bank of New York ("FHLB") stock , at cost	25,835	32,504
Accrued interest receivable	11,438	10,620
Real estate owned	636	140
Office properties and equipment, net	13,533	13,909
Deferred tax assets, net	25,584	37,693
Other assets	26,584	9,030
Total Assets	$4,142,185	$4,137,684
Liabilities
Deposits	$2,954,476	$2,856,478
Borrowings	532,114	642,059
Advance payments by borrowers for taxes and insurance	26,653	23,496
Other liabilities	74,310	56,428
Total Liabilities	3,587,553	3,578,461
Stockholders' Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 46,604,276 shares outstanding at March 31, 2018 and 45,992,366 shares outstanding at June 30, 2017.	562	562
Additional paid-in capital	513,679	512,337
Non-vested restricted stock awards	(201)	(458)
Treasury stock, at cost; 9,640,789 shares at March 31, 2018 and 10,252,699 shares at June 30, 2017.	(129,600)	(136,517)
Unallocated common stock held by the employee stock ownership plan	(16,981)	(18,407)
Retained earnings	177,461	198,186
Accumulated other comprehensive income, net of tax	9,712	3,520
Total Stockholders' Equity	554,632	559,223
Total Liabilities and Stockholders' Equity	$4,142,185	$4,137,684

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Three months ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017
	(unaudited)
Interest income:
Interest on loans	$35,398	$34,407	$107,126	$99,515
Interest on securities available for sale	284	799	1,237	2,451
Interest on securities held to maturity	1,419	909	3,663	2,583
Dividends on FHLB stock	432	469	1,368	1,343
Interest on federal funds sold and short term investments	28	2	139	5
Total interest income	37,561	36,586	113,533	105,897
Interest expense:
Deposits	7,887	6,244	23,028	17,947
Borrowings	2,721	3,547	8,300	9,626
Total interest expense	10,608	9,791	31,328	27,573
Net interest income before provision for loan losses	26,953	26,795	82,205	78,324
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	26,953	26,795	82,205	78,324
Other income:
Service charges	302	235	799	664
Income from investments in real estate joint ventures	—	193	—	769
Bank-owned life insurance	603	634	1,878	1,979
Net loss on sale of assets	—	20,621	(2)	20,621
Net loss on sale of securities	—	—	(324)	—
Other income	74	87	222	249
Total other income	979	21,770	2,573	24,282
Other expenses:
Compensation, payroll taxes and fringe benefits	6,627	6,801	20,666	22,366
Advertising	143	143	428	358
Office occupancy and equipment expense	862	834	2,391	2,415
Data processing service fees	499	538	1,463	1,641
Federal insurance premiums	300	300	900	1,050
Other expenses	1,329	1,306	3,637	3,489
Total operating expenses	9,760	9,922	29,485	31,319
Income before income tax expense	18,172	38,643	55,293	71,287
Income tax expense	4,747	14,377	25,902	25,034
Net income	$13,425	$24,266	$29,391	$46,253
Earnings per basic common share	$0.30	$0.56	$0.67	$1.07
Earnings per diluted common share	$0.30	$0.54	$0.65	$1.04

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017
	(unaudited)
Net of tax:
Net income	$13,425	$24,266	$29,391	$46,253
Other comprehensive income:
Change in unrealized holding loss on securities available for sale	(261)	(3)	(626)	(1,457)
Reclassification adjustment for security loss included in net income	—	—	184	—
Amortization related to post-retirement obligations	(108)	57	(98)	188
Net change in unrealized gain on interest rate swaps	4,995	536	6,732	9,723
Total other comprehensive income	4,626	590	6,192	8,454
Total comprehensive income	$18,051	$24,856	$35,583	$54,707

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Nine months ended March 31, 2018 and 2017 (unaudited)
(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Non-vested restricted stock awards	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Total stockholders' equity
Balance at June 30, 2016	45,247,420	$562	$513,177	$(4,242)	$(146,173)	$(20,481)	$202,429	$(10,072)	$535,200
Net income	—	—	—	—	—	—	46,253	—	46,253
Other comprehensive income , net of tax	—	—	—	—	—	—	—	8,454	8,454
Cash dividends declared ($1.025 per share)	—	—	—	—	—	—	(44,223)	—	(44,223)
Purchase of treasury stock	(98,655)	—	—	—	(1,574)	—	—	—	(1,574)
Issuance of restricted stock awards	10,000	—	—	(133)	133	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	927	—	—	—	—	—	927
ESOP shares allocated or committed to be released	—	—	1,710	—	—	1,728	—	—	3,438
Exercise of stock options	717,301	—	—	—	9,547	—	(1,355)	—	8,192
Vesting of restricted stock awards	—	—	(3,879)	3,892	—	—	(13)	—	—
Balance at March 31, 2017	45,876,066	$562	$511,935	$(483)	$(138,067)	$(18,753)	$203,091	$(1,618)	$556,667

Continued on next page

Index
Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Nine months ended March 31, 2018 and 2017 (unaudited)
(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Non-vested restricted stock awards	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Total stockholders' equity
Balance at June 30, 2017	45,992,366	$562	$512,337	$(458)	$(136,517)	$(18,407)	$198,186	$3,520	$559,223
Net income	—	—	—	—	—	—	29,391	—	29,391
Other comprehensive income, net of tax	—	—	—	—	—	—	—	5,092	5,092
Cash dividends declared ($1.05 per share)	—	—	—	—	—	—	(46,219)	—	(46,219)
Purchase of treasury stock	(492,458)	—	—	—	(7,834)	—	—	—	(7,834)
Compensation cost for stock options and restricted stock	—	—	138	—	—	—	—	—	138
ESOP shares allocated or committed to be released	—	—	1,414	—	—	1,426	—	—	2,840
Exercise of stock options	1,111,368	—	—	—	14,838	—	(2,837)	—	12,001
Vesting of restricted stock awards	—	—	(210)	170	—	—	40	—	—
Forfeiture of restricted stock awards	(7,000)	—	—	87	(87)	—	—	—	—
Tax Cuts and Jobs Act of 2017, Reclassification from AOCI to Retained Earnings, Tax Effect	—	—	—	—	—	—	(1,100)	1,100	—
Balance at March 31, 2018	46,604,276	$562	$513,679	$(201)	$(129,600)	$(16,981)	$177,461	$9,712	$554,632

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Nine months ended March 31,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net income	$29,391	$46,253
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	2,978	4,365
Tax benefit from stock-based compensation	1,120	1,289
Depreciation of premises and equipment	583	664
Net amortization and accretion of premiums and discounts on securities	873	995
Amortization and accretion of deferred loan fees, net	(1,865)	(1,757)
Decrease (increase) in deferred taxes	10,581	(509)
Loss on sale of real estate owned	2	—
Loss on sale of investment securities	324	—
Writedown of real estate owned	—	215
Gain on sale of real estate joint ventures and real estate investments	—	(20,621)
Increase in cash surrender value of bank owned life insurance	(1,878)	(1,979)
Increase in accrued interest receivable	(818)	(906)
(Increase) decrease in other assets	(10,193)	14,290
Increase in other liabilities	16,843	1,994
Net cash provided by operating activities	47,941	44,293
Cash flows from investing activities:
Proceeds from sales of securities available for sale	29,505	—
Net decrease (increase) in loans receivable	54,505	(331,560)
Purchase of mortgage loans	(52,766)	(65,925)
Purchase of securities available for sale	—	(66,222)
Purchase of securities held to maturity	(97,980)	(51,150)
Purchase of Federal Home Loan Bank stock	(31,692)	(52,071)
Proceeds from payments, calls and maturities of securities available for sale	18,989	38,114
Proceeds from payments, calls and maturities of securities held to maturity	34,060	28,196
Proceeds from redemption of Federal Home Loan Bank stock	38,361	51,610
Proceeds from sale of real estate owned	138	132
Proceeds from sales of real estate joint ventures and real estate investments	—	25,083
Net increase in real estate joint ventures	—	(155)
Purchase of fixed assets	(207)	(337)
Net cash used in investing activities	(7,087)	(424,285)
Cash flows from financing activities:
Net increase in deposits	97,998	420,193
Purchase of treasury stock	(7,834)	(1,574)
Dividends paid to shareholders	(46,219)	(44,223)
Exercise of stock options	12,001	8,192
Increase in advance payments by borrowers for taxes and insurance	3,157	3,941
Proceeds from borrowed funds	57,870	119,130
Repayment of borrowed funds	(167,815)	(109,596)
Payment of employee taxes withheld from shared-based awards	(81)	(1,574)
Net cash (used in) provided by financing activities	(50,923)	394,489
Net (decrease) increase in cash and cash equivalents	(10,069)	14,497
Cash and cash equivalents at beginning of period	33,578	16,571
Cash and cash equivalents at end of period	$23,509	$31,068
Supplemental cash flow information:
Cash paid during the period for:
Interest	$31,186	$27,180
Income taxes	$9,611	$16,712
Noncash transfer
Loans receivable transferred to real estate owned	$636	$—

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Index
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

In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included.  The results of operations and other data presented for the nine month period ended March 31, 2018 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2018.

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

The consolidated financial statements have been prepared in conformity with GAAP. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at March 31, 2018 and June 30, 2017 and in the Consolidated Statements of Income for the three and nine months ended March 31, 2018 and 2017.  Actual results could differ significantly from those estimates.

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
Notes to Unaudited Consolidated Financial Statements
Index

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

The following is a summary of the Company's earnings per share calculations and reconciliation of basic to diluted earnings per share.

	Three months ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income	$13,425	$24,266	$29,391	$46,253
Weighted average common shares outstanding—basic	44,319	43,585	44,105	43,125
Effect of dilutive stock options outstanding	785	1,234	879	1,255
Weighted average common shares outstanding—diluted	45,104	44,819	44,984	44,380
Earnings per share-basic	$0.30	$0.56	$0.67	$1.07
Earnings per share-diluted	$0.30	$0.54	$0.65	$1.04

For the three months ended March 31, 2018 there were 1,730 option shares, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for those periods. There were no anti-dilutive shares for the three months ended March 31, 2017. Anti-dilutive shares for the nine months ended March 31, 2018 and 2017 were 1,052 and 1,405, respectively.

3. Stock Repurchase Program

On March 4, 2015, the Board of Directors of the Company authorized a fourth stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5% of the outstanding shares, or 2,205,451 shares.   At March 31, 2018, there are 1,396,393 shares yet to be purchased under the current plan.  At  March 31, 2018, a total of  13,770,139  shares had been acquired under repurchase programs at a weighted average cost of  $13.39 per share.  The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company's liquidity and capital requirements, and alternative uses of capital.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes.

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Index

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

There were no options granted during the nine months ended March 31, 2018. The fair value of options granted during the nine months ended March 31, 2017 was estimated using the Black-Scholes options-pricing model with the assumptions in the following table.

Nine months ended March 31, 2017
Options shares granted	20,000
Expected dividend yield	5.35%
Expected volatility	20.81%
Risk-free interest rate	1.39%
Expected option life	6.5

The following is a summary of the Company's stock option activity and related information as of March 31, 2018 and changes therein during the nine months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2017	3,729,034	$2.59	$11.70	3.4
Exercised	(1,111,368)	2.39	10.80	1.1
Forfeited	(12,000)	1.64	15.89	7.8
Expired	(30,779)	2.26	12.34	3.2
Outstanding at March 31, 2018	2,574,887	$2.68	$12.06	3.4
Exercisable at March 31, 2018	2,542,486	$2.70	$12.02	3.4

The Company recorded $8,000 and $17,000 of share based compensation expense related to options for the three months ended March 31, 2018 and 2017, respectively. The Company recorded $30,000 and $298,000 of share based compensation expense related to options for the nine months ended March 31, 2018 and 2017, respectively. Expected future expense related to the non-vested options outstanding at March 31, 2018 is $40,000 over a weighted average period of 2.2 years.  Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Index
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

The following is a summary of the status of the Company's restricted stock shares as of March 31, 2018 and changes therein during the nine months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2017	35,934	$15.60
Vested	(13,734)	15.31
Forfeited	(6,000)	15.89
Non-vested at March 31, 2018	16,200	$15.73

The Company recorded $29,000 and $60,000 of share based compensation expense related to the restricted stock shares for the three months ended March 31, 2018 and 2017, respectively.  The Company recorded $108,000 and $629,000 of share based compensation expense related to the restricted stock shares for the nine months ended March 31, 2018 and 2017, respectively. Expected future expense related to the non-vested restricted shares at March 31, 2018 is $180,000 over a weighted average period of 2.2 years.

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

Net periodic benefit costs for the three and nine months ended March 31, 2018 and 2017 are presented in the following tables.

	Retirement Plan		BEP Plan		Medical Plan
	Three months ended March 31,
	2018	2017	2018	2017	2018	2017
	(In thousands)
Service cost	$33	$38	$—	$—	$15	$14
Interest cost	52	45	11	10	52	59
Amortization of unrecognized:
Net loss	—	—	9	13	—	87
Total	$85	$83	$20	$23	$67	$160

	Nine months ended March 31,
	2018	2017	2018	2017	2018	2017
	(In thousands)
Service cost	$98	$113	$—	$—	$44	$43
Interest cost	156	136	33	30	158	176
Amortization of unrecognized:
Net loss	—	—	27	39	—	262
Total	$254	$249	$60	$69	$202	$481

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Index
6. Loans, net

Loans, net are summarized as follows:

	March 31, 2018	June 30, 2017
	(In thousands)
Residential	$259,134	$253,310
Residential commercial real estate	2,010,717	1,945,297
Grocery/credit retail commercial real estate	516,831	535,567
Other commercial real estate	807,684	866,826
Construction and land loans	9,744	4,210
Total loans	3,604,110	3,605,210
Less:
Deferred loan fees, net	7,444	8,235
Allowance for loan losses	30,473	30,272
Loans, net	$3,566,193	$3,566,703

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

The activity in the allowance for loan losses for the three and nine months ended March 31, 2018 and 2017 is summarized as follows:

	Three months ended March 31,		Nine months ended March 31,
	(In thousands)
	2018	2017	2018	2017
Balance at beginning of period	$30,402	$29,877	$30,272	$29,951
Provisions for loan losses	—	—	—	—
Recoveries of loans previously charged off	166	—	318	2
Loans charged off	(95)	—	(117)	(76)
Balance at end of period	$30,473	$29,877	$30,473	$29,877

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Index

The following table provides the three and nine month activity in the allowance for loan losses allocated by loan category at March 31, 2018 and 2017.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	Three months ended March 31, 2018
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,902	$16,475	$2,900	$8,783	$342	$30,402
Charge-offs	(95)	—	—	—	—	(95)
Recoveries	19	—	—	147	—	166
Provisions	77	570	57	(760)	56	—
Ending balance	$1,903	$17,045	$2,957	$8,170	$398	$30,473

	Nine months ended March 31, 2018
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,261	$15,794	$3,000	$10,017	$200	$30,272
Charge-offs	(117)	—	—	—	—	(117)
Recoveries	139	—	—	147	32	318
Provisions	620	1,251	(43)	(1,994)	166	—
Ending balance	$1,903	$17,045	$2,957	$8,170	$398	$30,473

	Three months ended March 31, 2017
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,626	$14,424	$3,327	$10,366	$134	$29,877
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provisions	(503)	940	(551)	88	26	—
Ending balance	$1,123	$15,364	$2,776	$10,454	$160	$29,877

	Nine months ended March 31, 2017
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,300	$12,837	$3,646	$11,850	$318	$29,951
Charge-offs	(75)	—	—	(1)	—	(76)
Recoveries	—	—	—	2	—	2
Provisions	(102)	2,527	(870)	(1,397)	(158)	—
Ending balance	$1,123	$15,364	$2,776	$10,454	$160	$29,877

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Index

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at March 31, 2018 and June 30, 2017.

	At March 31, 2018
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,903	17,045	2,957	8,170	398	30,473
Total	$1,903	$17,045	$2,957	$8,170	$398	$30,473
Loans receivable:
Individually evaluated for impairment	$5,045	$—	$—	$5,691	$—	$10,736
Collectively evaluated for impairment	254,089	2,010,717	516,831	801,993	9,744	3,593,374
Total	$259,134	$2,010,717	$516,831	$807,684	$9,744	$3,604,110

	At June 30, 2017
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$43	$—	$43
Collectively evaluated for impairment	1,261	15,794	3,000	9,974	200	30,229
Total	$1,261	$15,794	$3,000	$10,017	$200	$30,272
Loans receivable:
Individually evaluated for impairment	$3,684	$—	$—	$10,173	$—	$13,857
Collectively evaluated for impairment	249,626	1,945,297	535,567	856,653	4,210	3,591,353
Total	$253,310	$1,945,297	$535,567	$866,826	$4,210	$3,605,210

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Index

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

The following table provides information about the loan credit quality at March 31, 2018 and June 30, 2017:

	At March 31, 2018
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$235,047	$17,557	$134	$6,396	$—	$259,134
Residential commercial real estate	1,985,768	23,361	1,588	—	—	2,010,717
Grocery/credit retail commercial real estate	513,818	—	3,013	—	—	516,831
Other commercial real estate	687,104	103,200	10,591	6,789	—	807,684
Construction and land loans	9,744	—	—	—	—	9,744
Total	$3,431,481	$144,118	$15,326	$13,185	$—	$3,604,110

	At June 30, 2017
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$229,481	$17,256	$1,571	$5,002	$—	$253,310
Residential commercial real estate	1,915,526	27,778	1,753	240	—	1,945,297
Grocery/credit retail commercial real estate	532,472	—	3,095	—	—	535,567
Other commercial real estate	725,714	107,249	15,551	18,312	—	866,826
Construction and land loans	4,210	—	—	—	—	4,210
Total	$3,407,403	$152,283	$21,970	$23,554	$—	$3,605,210

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Index

The following table provides information about loans past due at March 31, 2018 and June 30, 2017:

	At March 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (1)
	(In thousands)
Residential	$1,526	$1,550	$4,736	$7,812	$251,322	$259,134	$6,395
Residential commercial real estate	—	—	—	—	2,010,717	2,010,717	—
Grocery/credit retail commercial real estate	—	—	—	—	516,831	516,831	—
Other commercial real estate	9,605	337	1,182	11,124	796,560	807,684	5,492
Construction and land loans	—	—	—	—	9,744	9,744	—
Total	$11,131	$1,887	$5,918	$18,936	$3,585,174	$3,604,110	$11,887

	At June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (2)
	(In thousands)
Residential	$1,243	$1,776	$614	$3,633	$249,677	$253,310	$1,556
Residential commercial real estate	240	—	—	240	1,945,057	1,945,297	—
Grocery/credit retail commercial real estate	—	—	—	—	535,567	535,567	—
Other commercial real estate	606	—	1,897	2,503	864,323	866,826	8,667
Construction and land loans	—	—	—	—	4,210	4,210	—
Total	$2,089	$1,776	$2,511	$6,376	$3,598,834	$3,605,210	$10,223

(1)
Included in nonaccrual loans at March 31, 2018 are residential loans totaling $1.4 million that were 60-89 days past due; residential loans totaling $224,000 and other commercial real estate loans totaling $1.1 million that were 30-59 days past due; residential loans totaling $19,000 and other commercial real estate loans totaling $3.2 million that were less than 30 days past due.

(2)
Included in nonaccrual loans at June 30, 2017 are residential loans totaling $716,000 that were 30-59 days past due; residential loans totaling $205,000 that were 60-89 days past due; and residential loans totaling $21,000 and other commercial real estate loans totaling $6.8 million that were less than 30 days past due.

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Index

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement.  Loans we individually classify as impaired include multifamily, commercial mortgage and construction loans with balances of $1.0 million or more, unless a condition exists for loans less than $1.0 million that would increase the Bank's potential loss exposure.  At March 31, 2018 impaired loans were primarily collateral-dependent and totaled $10.7 million, and had no related allowance for credit losses.  At June 30, 2017 impaired loans were primarily collateral-dependent and totaled $13.9 million, of which $538,000  had a related allowance for credit losses of $43,000 and $13.3 million of which had no related allowance for credit losses.

The following table provides information about the Company's impaired loans at March 31, 2018 and June 30, 2017:

	At March 31, 2018			At June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In thousands)
With no related allowance recorded:
Residential	$5,044	$5,045	$—	$3,684	$3,684	$—
Other commercial real estate	5,600	5,691	—	9,635	9,635	—
	10,644	10,736	—	13,319	13,319	—
With an allowance recorded:
Other commercial real estate	—	—	—	495	538	43
	—	—	—	495	538	43
Total:
Residential	5,044	5,045	—	3,684	3,684	—
Other commercial real estate	5,600	5,691	—	10,130	10,173	43
	$10,644	$10,736	$—	$13,814	$13,857	$43

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Index
The following tables present the average recorded investment and interest income recognized on impaired loans for the three and nine months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$4,746	$12	$3,505	$34
Other commercial real estate	8,189	105	9,809	142
	12,935	117	13,314	176
With an allowance recorded:
Residential	—	—	160	2
Other commercial real estate	—	—	490	—
Construction and land loans	—	—	—	—
	—	—	650	2
Total:
Residential	4,746	12	3,665	36
Other commercial real estate	8,189	105	10,299	142
Construction and land loans	—	—	—	—
	$12,935	$117	$13,964	$178
Cash basis interest income		$108		$155

	Nine months ended March 31,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$4,507	$62	$3,487	$103
Other commercial real estate	7,744	329	9,210	409
	12,251	391	12,697	512
With an allowance recorded:
Residential	—	—	162	6
Other commercial real estate	—	—	565	—
Construction and land loans	—	—	4	—
	—	—	731	6
Total:
Residential	4,507	62	3,649	109
Other commercial real estate	7,744	329	9,775	409
Construction and land loans	—	—	4	—
	$12,251	$391	$13,428	$518
Cash basis interest income		$365		$446

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Index

Troubled debt restructured loans ("TDRs") are those loans whose terms have been modified because of deterioration in the financial condition of the borrower.  The Company has selectively modified certain borrower's loans to enable the borrower to emerge from delinquency and keep their loans current.  The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company.  Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal.  Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period.  Management classifies all TDRs as impaired loans.  Included in impaired loans at March 31, 2018 and June 30, 2017, are $3.2 million and $4.6 million, respectively of loans which are deemed TDRs.

The following table presents additional information regarding the Company's TDRs as of March 31, 2018 and June 30, 2017:

	Troubled Debt Restructurings at March 31, 2018
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$175	$175
Other commercial real estate	335	2,715	3,050
Total	$335	$2,890	$3,225
Allowance	$—	$—	$—

	Troubled Debt Restructurings at June 30, 2017
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$178	$178
Other commercial real estate	362	4,070	4,432
Total	$362	$4,248	$4,610
Allowance	$—	$43	$43

 The following tables present information about TDRs for the periods presented:

	Three months ended March 31,
	2018			2017
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Other commercial real estate	—	$—	$—	1	$658	$658
Total	—	$—	$—	1	$658	$658

	Nine months ended March 31,
	2018			2017
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Other commercial real estate	1	$271	$249	1	$658	$658
Total	1	$271	$249	1	$658	$658

The relationship modified nine months ended March 31, 2018 was restructured from interest only to a principal and interest amortizing loan through maturity.

At March 31, 2018 and 2017, there were no loans that were modified as TDR during the preceding twelve months that subsequently defaulted (90 days or more past due).

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Index

7. Investment Securities

Securities Held to Maturity

The following is a comparative summary of securities held to maturity at March 31, 2018 and June 30, 2017:

	At March 31, 2018
	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
	(In thousands)
Corporate Note
Due in five to ten years	$10,046	$19	$—	$10,065
U.S. Government and Federal agency obligations
Due in one to five years	6,750	—	118	6,632
Mortgage-backed securities:
Residential MBS	208,869	31	4,990	203,910
Commercial MBS	13,145	—	327	12,818
CMO	64,041	—	2,230	61,811
	$302,851	$50	$7,665	$295,236

	At June 30, 2017
	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
	(In thousands)
U.S. Government and Federal agency obligations
Due in one to five years	$6,750	$—	$54	$6,696
Mortgage-backed securities:
Residential MBS	141,990	81	1,391	140,680
Commercial MBS	13,473	112	83	13,502
CMO	77,418	—	1,092	76,326
	$239,631	$193	$2,620	$237,204

 The contractual maturities of mortgage-backed securities held to maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any securities held to maturity during the three and nine months ended March 31, 2018 and 2017.  Securities with fair values of $21.9 million and $27.2 million at March 31, 2018 and June 30, 2017, respectively, were pledged for advances.  There were no securities held to maturity pledged for cash flow hedge interest rate swaps at March 31, 2018.  The fair value of securities held to maturity pledged for cash flow hedge interest rate swaps was $8.5 million at June 30, 2017. There were no held to maturity securities pledged for municipal deposits at March 31, 2018, as the company arranged for a municipal deposit letter of credit from the FHLBNY to collateralize our municipal deposits in the amount of $218.4 million. Held to maturity securities with fair values of $132.5 million were pledged for municipal deposits at  June 30, 2017. The Company did not record other-than-temporary impairment charges on securities held to maturity during the three and nine months ended March 31, 2018 and 2017.

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Index
Gross unrecognized losses on securities held to maturity and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrecognized loss position at March 31, 2018 and June 30, 2017 were as follows:

	At March 31, 2018
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
	(In thousands)
U.S. Government and Federal agency obligations
Due in one to five years	$—	$—	$6,632	$118	$6,632	$118
Mortgage-backed securities:
Residential MBS	166,906	3,772	26,065	1,218	192,971	4,990
Commercial MBS	8,454	140	4,364	187	12,818	327
CMO	9,722	242	52,089	1,988	61,811	2,230
	$185,082	$4,154	$89,150	$3,511	$274,232	$7,665

	At June 30, 2017
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
	(In thousands)
U.S. Government and Federal agency obligations
Due in one to five years	$1,737	$13	$4,959	$41	$6,696	$54
Mortgage-backed securities:
Residential MBS	128,040	1,265	3,020	126	131,060	1,391
Commercial MBS	7,120	83	—	—	7,120	83
CMO	76,326	1,092	—	—	76,326	1,092
	$213,223	$2,453	$7,979	$167	$221,202	$2,620

Management evaluated the securities in the above tables and concluded that none of the securities with losses has impairments that are other-than-temporary.  The unrecognized losses on investment securities were caused by interest rate changes and market conditions.  Because the decline in fair value is attributable to changes in interest rates and market conditions and not credit quality, and because the Company has no intent to sell and believes it is not more than likely than not that it will be required to sell these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Index
Securities Available for Sale

The following is a comparative summary of securities available for sale at March 31, 2018 and June 30, 2017:

	At March 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$601	$910	$—	$1,511
Mortgage-backed securities:
Residential MBS	107	1	—	108
Commercial MBS	4,111	87	—	4,198
CMO	43,422	4	1,045	42,381
	$48,241	$1,002	$1,045	$48,198

	At June 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$601	$897	$—	$1,498
Mortgage-backed securities:
Residential MBS	6,974	9	62	6,921
Commercial MBS	4,220	186	—	4,406
CMO	85,437	152	484	85,105
	$97,232	$1,244	$546	$97,930

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any securities available for sale for the three months ended March 31, 2018. Proceeds from the sale of securities available for sale for the nine months ended March 31, 2018 was $29.5 million on securities with an amortized cost of $29.8 million, resulting in gross losses of $324,000. The Company did not sell any securities available for sale for the three and nine months ended March 31, 2017. The Equity securities caption relates to holdings of shares in financial institutions common stock.  Available for sale securities with fair values of $26.4 million and $31.6 million at March 31, 2018 and June 30, 2017, respectively, were pledged for advances.  There were no securities available for sale securities pledged for cash flow hedge interest rate swaps at March 31, 2018 and June 30, 2017, respectively.  There were no available for sale securities pledged for municipal deposits at March 31, 2018 as the Company arranged for a municipal deposit letter of credit from the FHLBNY to collateralize our municipal deposits in the amount of $218.4 million. Available for sales securities with fair values of $59.5 million were pledged for municipal deposits at June 30, 2017. There were no other-than-temporary impairment charges on available for sale securities for the three and nine months ended March 31, 2018 and 2017.

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Index
Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and June 30, 2017 were as follows:

	At March 31, 2018
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
CMO	$23,378	$434	$15,816	$611	$39,194	$1,045
	$23,378	$434	$15,816	$611	$39,194	$1,045

	At June 30, 2017
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
Residential MBS	$6,521	$62	$—	$—	$6,521	$62
CMO	53,880	406	4,877	78	58,757	484
	$60,401	$468	$4,877	$78	$65,278	$546

Management evaluated the securities in the above tables and concluded that none of the securities with losses has impairments that are other-than-temporary.  The unrealized losses on investment securities were caused by interest rate changes and market conditions.  Because the decline in fair value is attributable to changes in interest rates and market conditions and not credit quality, and because the Company has no intent to sell and believes it is not more than likely than not that it will be required to sell these investments until a market price recovery or maturity, these investments are not considered other-than-temporarily impaired.

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Index

8. Deposits

Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. We had brokered deposits totaling $489.3 million and $510.4 million at March 31, 2018 and June 30, 2017, respectively.   Total municipal deposits were $376.5 million and $334.1 million at March 31, 2018 and June 30, 2017, respectively. See Note 7. "Investment Securities" for the aggregate amount of securities that were pledged for municipal deposits. As of March 31, 2018 and June 30, 2017, the aggregate amount of outstanding time deposits in amounts greater than $250,000 was $218.0 million and $221.8 million, respectively.

 Deposit balances are summarized as follows:

	March 31, 2018	June 30, 2017
	(In thousands)
Checking accounts	$754,371	$706,554
Money market deposit accounts	794,792	847,888
Savings accounts	189,226	177,896
Time deposits	1,216,087	1,124,140
	$2,954,476	$2,856,478

9. Derivatives and Hedging Activities

Oritani is exposed to certain risks regarding its ongoing business operations.  Derivative instruments are used to offset a portion of the Company's interest rate risk.  Specifically, the Company has utilized interest rate swaps to partially offset the interest rate risk inherent in the Company's balance sheet.  Oritani recognizes interest rate swaps as either assets or liabilities at fair value in the statement of financial condition with an offset recorded in Other Comprehensive Income and any ineffectiveness is recorded in earnings.  The interest rate swaps have been designed as cash flow hedges.   For all cash flow hedges the balance sheet item that has been hedged is brokered deposits.

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

At March 31, 2018, Oritani had twenty four interest rate swap agreements with a total notional outstanding of $415.0 million.  These agreements all feature exchanges of fixed for variable payments covering various hedging periods maturing between April 2018 and June 2025.   The Company is paying fixed rates on these swaps ranging from 0.56% to 1.90%, in exchange for receiving variable payments linked to one month LIBOR.

The following table presents amounts included in the consolidated balance sheets related to the fair value of derivative financial instruments at March 31, 2018 and June 30, 2017 (dollars in thousands):

		At March 31, 2018		At June 30, 2017
Balance Sheet Line Item		Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedge interest rate swaps
Gross unrealized gain	Other Assets	$415,000	$14,999	$450,000	$6,437
Gross notional / net fair value		$415,000	$14,999	$450,000	$6,437
Average rate paid		1.46%		1.26%
Average rate received		1.41%		0.72%
Weighted average maturity (years)		4.0		4.4

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Index

Gains (losses) included in the consolidated statements of income and in comprehensive income, on a pre-tax basis, related to cash flow hedge interest rate swaps are as follows:

	Three months ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017
	(in thousands)
Amount of gain recognized in other comprehensive income	$5,622	$456	$8,268	$15,389
Amount of unrealized loss reclassified from accumulated other comprehensive loss to interest expense	109	(486)	(294)	(1,733)
Net change in unrealized gain on interest rate swaps, before taxes	$5,513	$942	$8,562	$17,122

Ineffectiveness recognized during the three and nine months ended March 31, 2018 and 2017 was immaterial.   There were no accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss at March 31, 2018 and June 30, 2017, respectively. Amounts reported in accumulated other comprehensive loss related to cash flow interest rate swaps are reclassified to interest expense as interest payments are made.  There were no securities pledged for the swaps at March 31, 2018. The fair value of securities pledged for the swaps at June 30, 2017 was $8.5 million.

10. Income Taxes

The Company files income tax returns in the United States federal jurisdiction and in New Jersey and New York state and local jurisdictions.

The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2013.  The Company's federal return for the tax year ended December 31, 2012 was audited during fiscal 2016.  The Company's New York state income tax returns for the years ended December 31, 2015 and 2016 are currently under audit.  Our New Jersey and New York city tax returns are not currently under audit and have not been subject to an audit during the past five years.  The Company did not have any uncertain tax positions at March 31, 2018 and June 30, 2017. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.

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

While the Act will lower the Company's future tax rate, in accordance with ASC 740 companies are required to re-measure deferred tax balances using the new enacted tax rates to account for the future impact of lower corporate tax rates on these deferred amounts.  The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The tax expense recorded in the December 31, 2017 quarterly period relating to the remeasurement of the Company's deferred tax balances is $10.2 million. The Company is still analyzing certain aspects of the Act and refining calculations, which could potentially affect the re-measurement of these balances.  The future impact of the Act may differ due to, among other things, changes in interpretations, assumptions made, the issuance of additional guidance, and actions we may take as a result of the Act.

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Index
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
Notes to Unaudited Consolidated Financial Statements
Index
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
Index

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and June 30, 2017 by level within the fair value hierarchy. There were no transfers between levels within the fair value hierarchy during the nine months ended March 31, 2018.

	Fair Value as of March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$1,511	$1,511	$—	$—
Mortgage-backed securities available for sale
Residential MBS	108	—	108	—
Commercial MBS	4,198	—	4,198	—
CMO	42,381	—	42,381	—
Total securities available for sale	48,198	1,511	46,687	—

Interest rate swaps	14,999	—	14,999	—
Total assets measured on a recurring basis	$63,197	$1,511	$61,686	$—

	Fair Value as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$1,498	$1,498	$—	$—
Mortgage-backed securities available for sale
Residential MBS	6,921	—	6,921	—
Commercial MBS	4,406	—	4,406	—
CMO	85,105	—	85,105	—
Total securities available for sale	97,930	1,498	96,432	—

Interest rate swaps	6,437	—	6,437	—
Total assets measured on a recurring basis	$104,367	$1,498	$102,869	$—

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Index

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. GAAP. The adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write downs of individual assets.

The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of March 31, 2018 and June 30, 2017 by level within the fair value hierarchy.

	Fair Value as of March 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Other commercial real estate	$2,003	$—	$—	$2,003
Total impaired loans	2,003	—	—	2,003
Real estate owned
Other commercial real estate	636	—	—	636
Total real estate owned	636	—	—	636
Total assets measured on a non-recurring basis	$2,639	$—	$—	$2,639

	Fair Value as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$59	$—	$—	$59
Other commercial real estate	2,907	—	—	2,907
Total impaired loans	2,966	—	—	2,966
Real estate owned
Other commercial real estate	140	—	—	140
Total real estate owned	140	—	—	140
Total assets measured on a non-recurring basis	$3,106	$—	$—	$3,106

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Index

Estimated Fair Value of Financial Instruments

The following tables present the carrying amount, estimated fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company's balance sheet at March 31, 2018 and June 30, 2017. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, overnight borrowings, and accrued interest.

	March 31, 2018
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	$302,851	$295,236	$—	$295,236	$—
Loans, net (1)	3,566,193	3,503,191	—	—	3,503,191
Financial liabilities:
Time deposits	1,216,087	1,225,635	—	1,225,635	—
Term borrowings	500,514	490,217	—	490,217	—
 _____________
(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

	June 30, 2017
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	$239,631	$237,204	$—	$237,204	$—
Loans, net (1)	3,566,703	3,532,998	—	—	3,532,998
Financial liabilities:
Time deposits	1,124,140	1,134,628	—	1,134,628	—
Term borrowings	489,859	487,305	—	487,305	—
 ______________
(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

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

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Index

12. Other Comprehensive Income

The Company, in accordance with ASU No. 2018-02, has elected to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income (loss) to retained earnings for the nine months ended March 31, 2018.

The components of comprehensive income, both gross and net of tax, are presented for the periods below (in thousands):

	Three months ended March 31,		Nine months ended March 31,
	2018	2017	2018	2017
Gross:
Net income	$18,172	$38,643	$55,293	$71,287
Other comprehensive income:
Change in unrealized holding loss on securities available for sale	(423)	(6)	(1,065)	(2,561)
Reclassification adjustment for security loss included in net income	—	—	324	—
Amortization related to post-retirement obligations	9	100	27	301
Net change in unrealized gain on interest rate swaps	5,513	942	8,562	17,122
Total other comprehensive income	5,099	1,036	7,848	14,862
Total comprehensive income	23,271	39,679	63,141	86,149
Tax applicable to:
Net income	4,747	14,377	25,902	25,034
Other comprehensive income:
Change in unrealized holding loss on securities available for sale	(162)	(3)	(439)	(1,104)
Reclassification adjustment for security loss included in net income	—	—	140	—
Amortization related to post-retirement obligations	117	43	125	113
Net change in unrealized gain on interest rate swaps	518	406	1,830	7,399
Total other comprehensive income	473	446	1,656	6,408
Total comprehensive income	5,220	14,823	27,558	31,442
Net of tax:
Net income	13,425	24,266	29,391	46,253
Other comprehensive income:
Change in unrealized holding loss on securities available for sale	(261)	(3)	(626)	(1,457)
Reclassification adjustment for security loss included in net income	—	—	184	—
Amortization related to post-retirement obligations	(108)	57	(98)	188
Net change in unrealized gain on interest rate swaps	4,995	536	6,732	9,723
Total other comprehensive income	4,626	590	6,192	8,454
Total comprehensive income	$18,051	$24,856	$35,583	$54,707

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Index

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of tax, for the nine months ended March 31, 2018 and 2017, including the reclassification of income tax effects due to the adoption of ASU No. 2018-02 for the nine months ended March 31, 2018 (in thousands):

	Unrealized Holding (Loss) Gain on Securities Available for Sale	Post Retirement Obligations	Unrealized Holding Gain (Loss) on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss), Net of Tax
Balance at June 30, 2017	$438	$(569)	$3,651	$3,520
Net change	(442)	(98)	6,732	6,192
Balance at March 31, 2018	$(4)	$(667)	$10,383	$9,712

Balance at June 30, 2016	$1,529	$(1,657)	$(9,944)	$(10,072)
Net change	(1,457)	188	9,723	8,454
Balance at March 31, 2017	$72	$(1,469)	$(221)	$(1,618)

The following table sets forth information about the amount reclassified from accumulated other comprehensive (loss) income to the consolidated statement of income and the affected line item in the statement where net income is presented (in thousands).

		Three months ended March 31,		Nine months ended March 31,
Accumulated Other Comprehensive (Loss) Income Component	Affected line item in the Consolidated Statement of Income	2018	2017	2018	2017
Reclassification adjustment for security losses included in net income	Net loss on sale of securities available for sale	$—	$—	$324	$—

Amortization related to post-retirement obligations (1)
Net loss		9	100	27	301
Compensation, payroll taxes and fringe benefits		9	100	27	301

Total before tax		9	100	351	301
Income tax benefit		3	43	151	113
Net of tax		6	57	200	188

(1) These accumulated other comprehensive income (loss) components are included in the computations of net periodic benefit cost.  See Note 5. Postretirement Benefits.

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Index

13. Recent Accounting Pronouncements

In December 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220) - Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ASU 2018-02 allows the Company to reclassify from accumulated other comprehensive income (loss) to retained earnings for the stranded tax effect resulting from the Tax Act. ASU 2018-02 is required to be adopted by the Company no later than January 1, 2019. The company early adopted ASU 2018-02  on January 1, 2018 and an election was made to reclassify the income tax effects of the Tax Cuts and Jobs Act in the amount of $1.1 million from accumulated other comprehensive income to retained earnings. See Footnote 12, Other Comprehensive Income, for further details.

In August 2017, the FASB issued ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities". The purpose of this updated guidance is to better align a company's financial reporting for hedging activities with the economic objectives of those activities.  The update is effective for fiscal years beginning after December 15, 2018.  The update requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption.  The Company does not expect the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

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

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Index

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

Overview

The Company is a Delaware corporation that was incorporated in March 2010.  The Company is the stock holding company of Oritani Bank (the "Bank").  The Company owns 100% of the outstanding shares of common stock of the Bank.  The Company has engaged primarily in the business of holding the common stock of the Bank and two limited liability companies that own a variety of real estate investments.  In addition, the Company had previously engaged in limited lending to the real estate investment properties in which (either directly or through one of its subsidiaries) it maintained an ownership interest.  The Company no longer has any lending activities. The Bank's principal business consists of attracting retail, commercial and municipal bank deposits from the general public and investing those deposits, together with funds generated from operations and borrowed funds, in multifamily and commercial real estate loans, one- to four-family residential mortgage loans as well as in second mortgage and equity loans, construction loans, business loans, other consumer loans, and investment securities.  The Bank originates loans primarily for investment and holds such loans in its portfolio.  Occasionally, the Bank will also enter into loan participations.  The Bank's primary sources of funds are deposits, borrowings, investment maturities and principal and interest payments on loans and securities.  The Bank's revenues are derived principally from interest on loans and securities.  The Bank also generates revenue from fees and service charges and other income.  The Bank's results of operations depend significantly on its net interest income; which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities.  The Bank's net interest income is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, the timing of the re-pricing of interest-earning assets and interest-bearing liabilities, and the prepayment rate on its mortgage-related assets.  Provisions for loan losses and asset impairment charges can also have a significant impact on results of operations.  Other factors that may affect the Bank's results of operations are general and local economic and competitive conditions, government policies and actions of regulatory authorities.

The Bank's business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to its individual, business, and municipal customers. The Bank's primary focus has been, and will continue to be, organic growth in multifamily and commercial real estate lending.

         In December 2017, Oritani Bank (the "Bank"), the wholly owned subsidiary of Oritani Financial Corp. (the "Company"), entered into an informal agreement ("Informal Agreement") with the Federal Deposit Insurance Corporation ("FDIC") and the New Jersey Department of Banking and Insurance ("NJDOBI") with regard to Bank Secrecy Act ("BSA") and Anti-Money Laundering ("AML") compliance matters.  The Company has incurred expenses associated with the remediation of these matters of $156,000 and $269,000 for the three and nine months ended March 31, 2018, respectively.  These costs are included in other expenses and are primarily offset by decreases in the cost of real estate owned operations.  The Company currently expects that total costs associated with the remediation of these matters will not exceed approximately $2.0 million.  In addition, there will be increases in compensation costs associated with compliance matters.

Comparison of Financial Condition at March 31, 2018 and June 30, 2017

Total Assets. Total assets were essentially stable at $4.14 billion for both periods; the total increased $4.5 million from June 30, 2017 to March 31, 2018.  Asset growth is typically driven by loan growth, which was stagnant.

Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short-term investments) decreased $10.1 million to $23.5 million at March 31, 2018, from $33.6 million at June 30, 2017.

Index

Net Loans. Loans, net were essentially stable at $3.57 billion for both periods.  The total decreased $510,000 from June 30, 2017 to March 31, 2018.    Loan growth has been below expectations and historical levels.  The Company's primary strategic business objective remains the organic growth of multifamily and commercial real estate loans.  The average balance of the loan portfolio increased $84.3 million, or 2.4%, for the three months ended March 31, 2018 versus the comparable 2017 period.  While the Company has demonstrated an ability to execute its primary strategic business objective for an extended period of time, impediments have been encountered throughout fiscal 2018.  These hindrances include a lower level of loan volume as well as competitor loan terms and pricing.  In addition, prepayments of the existing loan portfolio have continued at an elevated rate.  The balance of the loan portfolio at March 31, 2018 is essentially the same as the balance at June 30, 2017, which is below our expectations.  Loan originations and payments totaled $92.2 million and $112.2 million, respectively, for the three months ended March 31, 2018.  This compares to loan originations and payments of $245.4 million and $98.0 million, respectively, for the comparable 2017 period.  There were no loan purchases in either period.  The Company previously adjusted its loan pricing practices in an attempt to increase loan origination volume.  However, this adjustment has not had a meaningful impact to date.  The Company is unwilling to further adjust pricing to generate growth. See "Comparison of Operating Results for the Three months ended March 31, 2018 and 2017, Interest Income," for additional information regarding loans.

Delinquency and non performing asset information is provided below:

	3/31/2018	12/31/2017	9/30/2017	6/30/2017	3/31/2017
	(Dollars in thousands)
Delinquency Totals
30—59 days past due	$9,772	$3,166	$987	$1,374	$1,266
60—89 days past due	472	142	1,656	1,571	371
Nonaccrual	11,887	14,489	9,906	10,223	10,310
Total	$22,131	$17,797	$12,549	$13,168	$11,947
Non Performing Asset Totals
Nonaccrual loans, per above	$11,887	$14,489	$9,906	$10,223	$10,310
Real Estate Owned	636	-	-	140	140
Total	$12,523	$14,489	$9,906	$10,363	$10,450
Nonaccrual loans to total loans	0.33%	0.40%	0.28%	0.28%	0.29%
Delinquent loans to total loans	0.61%	0.49%	0.35%	0.37%	0.33%
Non performing assets to total assets	0.30%	0.35%	0.24%	0.25%	0.25%

Overall, delinquent loan and non-performing asset totals continue to illustrate minimal credit issues at the Company.  However, during the quarter, the total of loans 30-59 days past due increased significantly.  This increase is primarily due to one larger loan that has been a slow payer but is well collateralized and does not currently present any valuation concerns.

Index

Securities available for sale ("AFS").  Securities AFS decreased $49.7 million to $48.2 million at March 31, 2018, from $97.9 million at June 30, 2017.  The decrease is primarily due to the sale of $29.5 million of such securities in December, 2017.  The securities sold were in a loss position and sold primarily to maximize the tax benefit associated with the loss.  Principal payments also contributed to the decrease.  No securities AFS have been purchased in the 2018 fiscal year.

Securities Held To Maturity ("HTM").  Securities HTM increased $63.2 million to $302.9 million at March 31, 2018, from $239.6 million at June 30, 2017.  The increase is primarily due to purchases of $98.0 million exceeding principal payments.

Federal Home Loan Bank of New York ("FHLB") stock.  FHLB stock decreased $6.7 million to $25.8 million at March 31, 2018, from $32.5 million at June 30, 2017.  FHLB stock holdings are required depending on several factors, including the level of borrowings with the FHLB.  As FHLB borrowings decreased over the period, excess FHLB stock was redeemed.

Deposits. Deposits increased $98.0 million to $2.95 billion at March 31, 2018, from $2.86 billion at June 30, 2017.  Strong deposit growth remains a strategic objective of the Company.  The average balance of deposits increased $315.8 million, or 12.0%, for the quarter ended March 31, 2018 versus the comparable 2017 period.  The growth for the period was boosted by brokered deposits.  However, growth for the period excluding the impact of brokered deposits was still strong at 8.0%.  Recently, achieving deposit growth has been more challenging as illustrated by a linked quarter comparison.  The balance of deposits increased $8.9 million and decreased $6.3 million when measured versus the period end and quarterly average balances at December 31, 2017, respectively.  See "Comparison of Operating Results for the Three months ended March 31, 2018 and 2017, Interest Expense" for additional information regarding deposits.

Borrowings.  Borrowings decreased $109.9 million to $532.1 million at March 31, 2018, from $642.1 million at June 30, 2017.  The average balance of borrowings decreased $299.4 million for the three months ended March 31, 2018 versus the comparable 2017 period.  The increase in the average balance of deposits allowed the Company to reduce borrowings.

Stockholders' Equity.  Stockholders' equity decreased $4.6 million to $554.6 million at March 31, 2018, from $559.2 million at June 30, 2017.  The decrease was primarily due to dividends paid partially offset by net income and the release of treasury shares in conjunction with stock option exercises, as well as the release of ESOP shares.  The dividends paid include regular quarterly dividends of $0.25 per share paid on February 23, 2018 and $0.175 per share paid on August 21, 2017 and November 20, 2017, as well as a special dividend of $0.45 per share paid on December 22, 2017.  Based on our March 31, 2018 closing price of $15.35 per share, the Company stock was trading at 129.0% of book value.

Index

Average Balance Sheet for the Three and Nine months ended March 31, 2018 and 2017

The following tables present certain information regarding Oritani Financial Corp.'s financial condition and net interest income for the three and nine months ended March 31, 2018 and 2017.  The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  We derived average balances from daily balances over the periods indicated.  Interest income includes fees that we consider adjustments to yields, including prepayment penalties.

	Average Balance Sheet and Yield/Rate Information For the Three Months Ended (unaudited)
	March 31, 2018			March 31, 2017
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate
Interest-earning assets:			(Dollars in thousands)
Loans (1)	$3,568,280	$35,398	3.97%	$3,484,008	$34,407	3.95%
Federal Home Loan Bank Stock	26,228	432	6.59%	39,814	469	4.71%
Securities available for sale	51,031	284	2.23%	175,469	799	1.82%
Securities held to maturity	282,059	1,419	2.01%	196,969	909	1.85%
Federal funds sold and short term investments	7,111	28	1.58%	997	2	0.80%
Total interest-earning assets	3,934,709	37,561	3.82%	3,897,257	36,586	3.76%
Non-interest-earning assets	198,051			201,104
Total assets	$4,132,760			$4,098,361
Interest-bearing liabilities:
Savings deposits	186,459	119	0.26%	174,142	98	0.23%
Money market	811,897	2,209	1.09%	757,164	1,867	0.99%
Checking accounts	784,017	1,292	0.66%	696,544	813	0.47%
Time deposits	1,175,513	4,267	1.45%	1,014,229	3,466	1.37%
Total deposits	2,957,886	7,887	1.07%	2,642,079	6,244	0.95%
Borrowings	525,159	2,721	2.07%	824,548	3,547	1.72%
Total interest-bearing liabilities	3,483,045	10,608	1.22%	3,466,627	9,791	1.13%
Non-interest-bearing liabilities	96,104			84,878
Total liabilities	3,579,149			3,551,505
Stockholders' equity	553,611			546,856
Total liabilities and stockholders' equity	$4,132,760			$4,098,361
Net interest income		$26,953			$26,795
Net interest rate spread (2)			2.60%			2.63%
Net interest-earning assets (3)	$451,664			$430,630
Net interest margin (4)			2.74%			2.75%
Average of interest-earning assets to interest-bearing liabilities			112.97%			112.42%

(1)	Average Outstanding Balance includes nonaccrual loans and interest earned includes prepayment income.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Index

	Average Balance Sheet and Yield/Rate Information For the Nine Months Ended (unaudited)
	March 31, 2018			March 31, 2017
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$3,558,872	$107,126	4.01%	3,298,494	$99,515	4.02%
Federal Home Loan Bank Stock	27,532	1,368	6.63%	35,312	1,343	5.07%
Securities available for sale	77,841	1,237	2.12%	174,954	2,451	1.87%
Securities held to maturity	253,261	3,663	1.93%	186,389	2,583	1.85%
Federal funds sold and short term investments	13,974	139	1.33%	1,033	5	0.65%
Total interest-earning assets	3,931,480	113,533	3.85%	3,696,182	105,897	3.82%
Non-interest-earning assets	204,433			195,774
Total assets	$4,135,913			$3,891,956
Interest-bearing liabilities:
Savings deposits	180,919	324	0.24%	170,438	291	0.23%
Money market	837,081	6,944	1.11%	734,792	5,647	1.02%
Checking accounts	749,947	3,376	0.60%	637,433	2,090	0.44%
Time deposits	1,166,888	12,384	1.42%	993,073	9,919	1.33%
Total deposits	2,934,835	23,028	1.05%	2,535,736	17,947	0.94%
Borrowings	544,124	8,300	2.03%	722,590	9,626	1.78%
Total interest-bearing liabilities	3,478,959	31,328	1.20%	3,258,326	27,573	1.13%
Non-interest-bearing liabilities	94,957			90,087
Total liabilities	3,573,916			3,348,413
Stockholders' equity	561,997			543,543
Total liabilities and stockholders' equity	$4,135,913			$3,891,956
Net interest income		$82,205			$78,324
Net interest rate spread (2)			2.65%			2.69%
Net interest-earning assets (3)	$452,521			$437,856
Net interest margin (4)			2.79%			2.83%
Average of interest-earning assets to interest-bearing liabilities			113.01%			113.44%

(1)	Average Outstanding Balance includes nonaccrual loans and interest earned includes prepayment income.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Index
Comparison of Operating Results for the Three months ended March 31, 2018 and 2017

Net Income.  Net income decreased $10.8 million to $13.4 million for the quarter ended March 31, 2018, from $24.3 million for the corresponding 2017 quarter.  Results for the 2017 period were positively impacted by the sale of the Company's last remaining investment in real estate joint ventures.  The resulting pretax gain on this sale was $20.6 million.

Interest Income. Total interest income increased $975,000 to $37.6 million for the three months ended March 31, 2018, from $36.6 million for the three months ended March 31, 2017.  See "Average Balance Sheet for the Three and Nine months ended March 31, 2018 and 2017" for the components of interest income for these periods.

The yield on the loan portfolio increased 2 basis points (including prepayment penalties) and 5 basis points (excluding prepayment penalties) for the quarter ended March 31, 2018 versus the comparable 2017 period.  Prepayment penalties totaled $553,000 for the quarter ended March 31, 2018 versus $821,000 for the quarter ended March 31, 2017.  Prepayment penalties boosted annualized loan yield by 6 basis points in the 2018 period versus 9 basis points in the 2017 period.  On a linked quarter basis, the yield on the loan portfolio increased 4 basis points, excluding prepayment penalties.

The level of investment in FHLB stock is predicated on several factors and administered by FHLB.  The yield on this asset has increased as their dividend rate increased.  The average balance of securities available for sale decreased $124.4 million for the three months ended March 31, 2018 versus the comparable 2017 period, while the average balance of securities held to maturity increased $85.1 million over the same period.  The Company has been classifying the majority of new purchases as held to maturity. These balances were also impacted by purchases and sales.

Interest Expense.  Total interest expense increased $817,000 to $10.6 million for the three months ended March 31, 2018, from $9.8 million for the three months ended March 31, 2017.  See "Average Balance Sheet for the Three and Nine months ended March 31, 2018 and 2017" for the components of interest expense for these periods.
The overall cost of deposits increased 12 basis points for the quarter ended March 31, 2018 versus the comparable 2017 period.  The increases in the costs of money market and checking accounts are primarily attributable to the costs of interest rate swaps that are being reflected as interest expense on these accounts.  The situation occurs due to balance sheet transactions executed during the quarters ended June 30, 2017, June 30, 2016 and December 31, 2015.  The restructure executed during the quarter ended June 30, 2017 only impacted the results for the quarter ended March 31, 2018, while the other two restructures impact both periods.  The balance sheet restructures are discussed in the Company's Form 10-K for the annual periods ended June 30, 2017 and 2016.  A portion of the increase in cost of checking accounts is due to market pressures.  This category includes municipal deposits.  The increase in the cost of time deposits is primarily due to the impact of market pressures.  On a linked quarter basis, the cost of deposits increased 2 basis points, also primarily due to the impact of market pressures.  Market pressures are expected to continue to increase the cost of deposits.

The cost of borrowings increased 35 basis points for the three months ended March 31, 2018 versus the comparable 2017 period.  The cost of borrowings was affected by the balance sheet restructures referenced above.  The cost of borrowings has also been impacted by the increased cost of overnight and short-term borrowings.  The cost of overnight borrowings has increased as the federal discount rate has increased.  Despite the increased cost of such borrowings, they remain a lower cost of funding than longer term borrowings.  The Company has decreased its usage of overnight borrowings.  The decreased usage of such lower cost funds has contributed to the overall increase in cost of borrowings.  On a linked quarter basis, the average balance of borrowings increased $11.4 million and the cost of borrowings was stable.

Index
Net Interest Income Before Provision for Loan Losses.  Net interest income increased by $158,000 to $27.0 million for the three months ended March 31, 2018, from $26.8 million for the three months ended March 31, 2017.    The Company's net interest income, spread and margin over the period are detailed in the chart below.

	Net Interest Income Before	Prepayment Penalty	Net Interest Income Before Provision, Excluding Prepayment	Including Prepayment Penalties		Excluding Prepayment Penalties
Quarter Ended	Provision	Income	Penalties	Spread	Margin	Spread	Margin
	(Dollars in thousands)
March 31, 2018	$26,953	$553	$26,400	2.60%	2.74%	2.54%	2.68%
December 31, 2017	27,608	1,638	25,970	2.67%	2.81%	2.50%	2.64%
September 30, 2017	27,644	1,289	26,355	2.68%	2.82%	2.55%	2.68%
June 30, 2017	26,287	236	26,051	2.54%	2.68%	2.52%	2.66%
March 31, 2017	26,795	821	25,974	2.63%	2.75%	2.54%	2.67%

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

The Company's spread and margin have been under pressure due to several factors.  These factors were discussed in the Company's Form 10-K for the annual period ended June 30, 2017, and in other prior public releases.  The Company has executed balance sheet restructures partially to counter some of the spread and margin compression.  The impact of the restructure executed in June, 2017 can be seen in the spread and margin expansion (excluding prepayment penalties) that was realized in the September 30, 2017 quarterly period.  While spread and margin compression returned in the December, 2017 period (excluding prepayment penalties), the most recent period displays expansion.  The yield on the loan portfolio increased 4 basis points on a linked quarter basis.  In addition, the balance of federal funds sold (a low yielding asset) decreased significantly.  These balances were essentially redeployed into loans, our highest yielding asset.  Although loan growth has been disappointing, a $24.8 million increase in the average balance of the loan portfolio was realized on a linked quarter comparison.  These factors offset an increase in cost of funds and contributed to the expansion of spread and margin.

The Company's net interest income and net interest rate spread were both negatively impacted due to the reversal of accrued interest income on loans delinquent more than 90 days.  The total of such income reversed was $4,000 and $68,000 for the three months ended March 31, 2018 and 2017, respectively.

Index

Provision for Loan Losses. The Company recorded no provision for loan losses for the three months ended March 31, 2018 and March 31, 2017.  A rollforward of the allowance for loan losses for the three months ended March 31, 2018 and 2017 is presented below:

	Three months ended March 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$30,402	$29,877
Provisions charged to operations	—	—
Recoveries of loans previously charged off	166	—
Loans charged off	(95)	—
Balance at end of period	$30,473	$29,877
Allowance for loan losses to total loans	0.85%	0.84%
Net charge-offs (annualized) to average loans outstanding	(0.01)%	0.00%

 See additional information regarding the allowance for loan losses in Note 6 of the consolidated financial statements and "Comparison of Financial Condition at March 31, 2018 and June 30, 2017-Net Loans."

Other Income. Other income decreased $20.8 million to $979,000 for the three months ended March 31, 2018, from $21.8 million for the three months ended March 31, 2017.   The 2017 period includes a pretax gain of $20.6 million realized on the sale of its last remaining investment in real estate joint ventures, as well as income from the operations of real estate joint ventures.

Other Expenses. Other expenses decreased $162,000 to $9.8 million for the three months ended March 31, 2018, from $9.9 million for the three months ended March 31, 2017.  Compensation, payroll taxes and fringe benefits decreased $174,000 to $6.6 million for the three months ended March 31, 2018, from $6.8 million for the three months ended March 31, 2017.   The decrease was primarily due to decreased benefit expenses partially offset by increased health insurance costs.  The accrual costs associated with several benefit plans decreased, including costs associated with the ESOP.  The decreased cost associated with the ESOP was primarily due to a decreased trading price of the Company's common stock.

Income Tax Expense.  Income tax expense for the three month period ended March 31, 2018 was $4.7 million resulting in effective tax rate of 26.1%.   Income tax expense for the 2018 period was impacted by the "Tax Cuts and Jobs Act" (the "Act") that was signed into law on December 22, 2017.  Due to the Act, the Company's estimated effective tax rate for the three month period ended March 31, 2018 decreased to 30.5%.    The actual rate was positively affected by the vesting of stock awards and the exercise of stock options.  Income tax expense for the three month period ended March 31, 2017 was $14.4 million (effective rate of 37.2%).  The 2017 period also received some benefit from the exercise of nonqualified stock options.

Index

Comparison of Operating Results for the Nine months ended March 31, 2018 and 2017

Net Income.  Net income decreased $16.9 million to $29.4 million for the nine months ended March 31, 2018, from $46.3 million for the corresponding 2017 period.  Results for the 2018 period were impacted by the Act.  The Act required the Company to revalue its deferred tax assets and deferred tax liabilities to account for the future impact of lower federal corporate tax rates on these deferred amounts. This revaluation, in addition to other factors, resulted in a net charge of $8.9 million that was recognized as of December 31, 2017.  Also due to the Act, the Company's estimated effective tax rate for the fiscal year ending June 30, 2018 decreased from 37.2% to 30.5%.  Results for the 2017 period were positively impacted by the sale of the Company's last remaining investment in real estate joint ventures.  The resulting pretax gain on this sale was $20.6 million.

Interest Income. Total interest income increased $7.6 million to $113.5 million for the nine months ended March 31, 2018, from $105.9 million for the nine months ended March 31, 2017.  See "Average Balance Sheet for the Three and Nine months ended March 31, 2018 and 2017" for the components of interest income for these periods.
The explanations provided in "Comparison of Operating Results for the Three Months Ended March 31, 2018 and 2017, Interest Income" regarding changes for the three month period comparison are also largely applicable to the nine-month period comparison. Loan originations, purchases and payments for the nine months ended March 31, 2018 totaled $349.0 million, $52.8 million and $403.5 million, respectively.  Loan originations, purchases and payments for the nine months ended March 31, 2017 totaled $623.9 million, $65.9 million and $292.4 million, respectively.  Prepayment penalties totaled $3.5 million for the nine months ended March 31, 2018 and $2.7 million for the nine months ended March 31, 2017.  Prepayment penalties boosted annualized loan yield by 13 basis points in the 2018 period versus 10 basis points in the 2017 period.

Interest Expense. Total interest expense increased $3.8 million to $31.3 million for the nine months ended March 31, 2018, from $27.5 million for the nine months ended March 31, 2017.  See "Average Balance Sheet for the Three and Nine months ended March 31, 2018 and 2017" for the components of interest expense for these periods.

 The explanations provided in "Comparison of Operating Results for the Three months ended March 31, 2018 and 2017, Interest Expense" for the three month period comparison regarding deposits and borrowings are also applicable to the nine month period comparison.

Net Interest Income Before Provision for Loan Losses.  Net interest income increased by $3.9 million to $82.2 million for the nine months ended March 31, 2018, from $78.3 million for the nine months ended March 31, 2017. The Company's spread and margin have been significantly impacted by prepayment penalties. See "Comparison of Operating Results for the Three months ended March 31, 2018 and 2017, Net Interest Income Before Provision for Loan Losses" for an explanation of the factors impacting these results.

The Company's net interest income and net interest rate spread were both negatively impacted due to the reversal of accrued interest income on loans delinquent more than 90 days. The total of such income reversed was $210,000 and $264,000 for the nine months ended March 31, 2018 and 2017, respectively.

Index

Provision for Loan Losses. The Company recorded no provisions for loan losses for both the nine months ended March 31, 2018 and March 31, 2017.  A rollforward of the allowance for loan losses for the nine months ended March 31, 2018 and 2017 is presented below:

	Nine months ended March 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$30,272	$29,951
Provisions charged to operations	—	—
Recoveries of loans previously charged off	318	2
Loans charged off	(117)	(76)
Balance at end of period	$30,473	$29,877
Allowance for loan losses to total loans	0.85%	0.84%
Net charge-offs (annualized) to average loans outstanding	(0.01)%	—

See discussion of the allowance for loan losses in "Comparison of Financial Condition at March 31, 2018 and June 30, 2017-Net Loans" and footnote 6 of the consolidated financial statements.

Other Income. Other income decreased $21.7 million to $2.6 million for the nine months ended March 31, 2018 from $24.3 million for the nine months ended March 31, 2017.  The nine-month period was impacted by the joint venture related items referenced in the "Comparison of Operating Results for the Three months ended March 31, 2018, Other Income."

Other Expenses. Other expenses decreased $1.8 million to $29.5 million for the nine months ended March 31, 2018, from $31.3 million for the nine months ended March 31, 2017.  See "Comparison of Operating Results for the Three months ended March 31, 2018, Other Expense" for factors that impacted results.  Compensation, payroll taxes and fringe benefits were affected in the nine-month period by the factors that impacted the three-month period.  The decrease was more pronounced in the nine-month period.  In addition to the items impacting the three month period, the 2017 period included a portion of the amortization expense related to the Company's 2011 Equity Plan.  The cost for the majority of the stock awards and stock options granted in conjunction with this plan fully amortized in August 2016.  The 2018 period had significantly less expenses related to the amortization of this plan.
Income Tax Expense. Income tax expense for the nine months ended March 31, 2018, was $25.9 million, resulting in an effective tax rate of 46.8%. Income tax expense for the 2018 periods was significantly impacted by the Act.  See "Comparison of Operating Results for the three months ended March 31, 2018 and 2017, Net Income," for more information.   For the nine months ended March 31, 2017, income tax expense was $25.0 million, due to pre-tax income of $71.3 million, resulting in an effective tax rate of 35.1%.  The 2017 periods also received some benefit from the exercise of nonqualified stock options.

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

At March 31, 2018 and June 30, 2017, the Company had $31.6 million and $152.2 million in overnight borrowings,  respectively.  The Company had total borrowings of $532.1 million at March 31, 2018 and $642.1 million at June 30, 2017.  The Company's total borrowings at March 31, 2018 include $500.5 million in longer term borrowings, $466.1 million with the FHLB and $34.5 million with other financial institutions.  In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans.  At March 31, 2018, outstanding commitments to originate loans totaled $25.8 million and outstanding commitments to extend credit totaled $15.3 million.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business. In the second quarter of 2018, the Company enhanced its liquidity position by arranging for a municipal deposit letter of credit from the FHLBNY to collateralize our municipal deposits. The amount at March 31, 2018 was $218.4 million.

Time deposits scheduled to mature in one year or less totaled $682.4 million at March 31, 2018.  Based upon historical experience, management estimates that a large portion of such deposits will remain with the Company.  The portion that remains will be significantly impacted by the renewal rates offered by the Company.

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

The Company's primary use of funds has been dividends to shareholders and repurchases of common stock.  The declarations of such dividends are at the discretion of the Company and the dividend amount could be reduced or eliminated if the payment of a dividend to shareholders would result in a liquidity concern.  The Company's loan portfolio was an additional source and use of funds.  The majority of the Company's loans were directly or indirectly related to entities in the Company's investment in real estate joint ventures and real estate held for investment portfolios.  The Company has now fully divested its investment in these assets and the related loans have been repaid in full.  The repayment of these loans provided a significant source of liquidity for the Company (on an unconsolidated basis).  The Company (on an unconsolidated basis) does not currently anticipate originating loans.  In addition, the Company secured external financing, from another financial institution.  At  June 30, 2017, the Company had $12.5 million in borrowings outstanding from another financial institution. The Company subsequently repaid this borrowing in full.  At March 31, 2018 and June 30, 2017, the Company, on an unconsolidated basis, had cash and cash equivalents of $24.5 million, respectively.

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

Index
As of March 31, 2018 and June 30, 2017, the Company and Bank exceeded all regulatory capital requirements, including the currently applicable capital conservation buffer of 1.88%, as follows:

	March 31, 2018
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Common Equity Tier 1 (CET1) (to risk-weighted assets)	$544,920	14.69%	$166,885	4.50%
Tier 1capital (to risk-weighted assets)	544,920	14.69%	222,513	6.00%
Total capital (to risk-weighted assets)	575,393	15.52%	296,684	8.00%
Tier 1 leverage capital (to average assets)	544,920	13.21%	164,951	4.00%
Capital Conservation Buffer	278,709	7.52%	69,535	1.88%

	June 30, 2017
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Common Equity Tier 1 (CET1) (to risk-weighted assets)	$555,703	15.02%	$166,443	4.50%
Tier 1 capital (to risk-weighted assets)	555,703	15.02%	221,924	6.00%
Total capital (to risk-weighted assets)	585,975	15.84%	295,898	8.00%
Tier 1 leverage capital (to average assets)	555,703	13.51%	164,562	4.00%
Capital Conservation Buffer	290,077	7.84%	46,234	1.25%

	March 31, 2018
	Actual		Required		Well-Capitalized
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Bank:
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$499,932	13.48%	$166,877	4.50%	$241,044	6.50%
Tier 1 capital (to risk-weighted assets)	499,932	13.48%	222,502	6.00%	296,670	8.00%
Total capital (to risk-weighted assets)	530,405	14.30%	296,670	8.00%	370,837	10.00%
Tier 1 Leverage capital (to average assets)	499,932	12.13%	164,923	4.00%	206,153	5.00%
Capital conservation buffer	233,735	6.30%	69,532	1.88%

	June 30, 2017
	Actual		Required		Well-Capitalized
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Bank:
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$521,414	14.10%	$166,440	4.50%	$240,413	6.50%
Tier 1 capital (to risk-weighted assets)	521,414	14.10%	221,919	6.00%	295,893	8.00%
Total capital (to risk-weighted assets)	551,686	14.92%	295,893	8.00%	369,866	10.00%
Tier 1 Leverage capital (to average assets)	521,414	12.68%	164,533	4.00%	205,666	5.00%
Capital conservation buffer	255,793	6.92%	46,233	1.25%

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
(iii)	obtaining general financing through FHLB advances with a fixed long term; and
(iv)	utilizing interest rate swaps or other derivative instruments

Loan Portfolio by Reprice/Maturity Date
At March 31, 2018
(Dollars in thousands)
Repricing or Maturing Within:	Amount	Weighted Average Rate	% of Total Loans	Cumulative % of Total Loans
1 Year or less	$555,552	3.76%	15.41%	15.41%
1 - 3 years	1,437,128	3.53%	39.87%	55.28%
3 - 5 years	910,229	3.81%	25.27%	80.55%
5 - 7 years	197,993	4.04%	5.49%	86.04%
7 to 10 years	166,325	4.54%	4.61%	90.65%
Greater than 10 years	336,883	4.49%	9.35%	100.00%
Total	$3,604,110	3.80%	100.00%

 At March 31, 2018, 55.28 % of the loan portfolio matures or reprices in 3 years or less, and 80.55% matures or reprices in 5 years or less.

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

The table below sets forth, as of March 31, 2018, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) basis points
	(Dollars in thousands)
+200	$512,885	$(82,085)	(13.8)%	13.0%	(148)
+100	555,182	(39,788)	(6.7)%	13.8%	(70)
—	594,970	—	—%	14.5%	—
(100)	625,088	30,118	5.1%	15.0%	48

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at March 31, 2018, in the event of a 100 basis point decrease in interest rates, we would experience a 5.1% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 13.8% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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
(c)
Repurchase of Our Equity Securities.  The following table shows the Company's repurchases of its common stock for each calendar month in the three months ended March 31, 2018 and the stock repurchase plan approved by our Board of Directors.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 31, 2018	—	$—	—	1,884,064
February 28, 2018	—	—	—	1,884,064
March 31, 2018	487,671	15.90	487,671	1,396,393
	487,671		487,671

On March 4, 2015, the Board of Directors of the Company authorized a fourth stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5% of the outstanding shares, or 2,205,451 shares.  As of  May 10, 2018, the Company has repurchased, under the repurchase plans approved since the second step transaction, 13,770,139 shares of its stock at an average price of $13.39 per share.

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

ORITANI FINANCIAL CORP.

Date:	May 10, 2018	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date:	May 10, 2018	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer