Form 10-K
period 2018-06-30
Oritani Financial Corp
filed 2018-08-29
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2018
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)
		Small reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of August 29, 2018, there were 56,245,065 shares of the Registrant's common stock, par value $0.01 per share, issued and 46,621,646 shares outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2017, as reported by the Nasdaq Global Market, was approximately $666.0 million.

DOCUMENTS INCORPORATED BY REFERENCE

1. Proxy Statement for the 2018 Annual Meeting of Stockholders of the Registrant (Part III).

Oritani Financial Corp.
2018 Annual Report on Form 10-K

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

Oritani Financial Corp. owns 100% of the outstanding shares of common stock of Oritani Bank. Oritani Financial Corp. primarily engages in the business of holding the common stock of Oritani Bank as well as two inactive limited liability companies that owned a variety of real estate investments. Oritani Financial Corp.'s executive office is located at 370 Pascack Road, in the Township of Washington, New Jersey 07676, and its telephone number is (201) 664-5400. Oritani Financial Corp. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System ("FRB"). At June 30, 2018, Oritani Financial Corp. had consolidated assets of $4.17 billion, consolidated deposits of $2.92 billion and consolidated stockholders' equity of $559.3 million. Its consolidated net income for the fiscal year ended June 30, 2018 was $42.9 million.

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

Oritani Bank

General

Oritani Bank is a New Jersey-chartered savings bank headquartered in the Township of Washington, New Jersey. Oritani Bank was originally founded in 1911, as a New Jersey building and loan association. Over the years, Oritani Bank has expanded through internal growth as well as through a series of business combinations. Oritani Bank conducts business from its corporate office located at 370 Pascack Road, in the Township of Washington, New Jersey, lending offices in New York City and Cherry Hill, New Jersey. and its 25 branch offices located in the New Jersey counties of Bergen, Hudson, Essex and Passaic. The telephone number at its corporate office is (201) 664-5400. At June 30, 2018, Oritani Bank's assets totaled $4.17 billion and deposits totaled $2.92 billion.

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

Market Area

From our headquarters in the Township of Washington, New Jersey, we operate 26 full service branches, including our corporate office. We operate branches in four counties of New Jersey: Bergen, Hudson, Essex and Passaic.  The majority of our branches (eighteen) including our Corporate office and deposits are located in Bergen County.  In addition, we operate five branches in Hudson County, one branch in Essex County and two branches in Passaic County.  Our residential lending area generally encompasses northern New Jersey.  Our market area for commercial lending, including residential CRE, is broader, generally including the state of New Jersey, eastern Pennsylvania, southern New York, New York City, Long Island, and Delaware.

In terms of population, Bergen County ranks as the largest county in New Jersey (out of 21 counties) while Hudson County ranks fourth, Essex County ranks third and Passaic County ranks eight.  The economy in our primary market area has benefited from being varied and diverse. It is largely urban and suburban with a broad economic base.  As one of the wealthiest states in the nation, New Jersey, with an estimated population of 9.0 million, is considered one of the most attractive banking markets in the United States.  As of June 2018, the unemployment rate for New Jersey was 4.3%, which was higher than the national rate of 4.0%, with a total of 4.5 million New Jersey residents employed as of June 2018.  Bergen County is considered part of the New York metropolitan area.  Its county seat is Hackensack.  Bergen County ranks 45th among the highest-income counties in the United States in 2015 in terms of per-capita income.

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

Competition

We face intense competition within our market area both in making loans and attracting deposits.  Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions.  Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking.  As of June 30, 2017, the latest date for which statistics are available, our market share of deposits was approximately 4.8% in Bergen County and less than 1.0% in each of Essex, Hudson, and Passaic Counties.

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

Lending Activities

Our principal lending activity is the origination of residential commercial real estate loans and commercial real estate loans as well as residential real estate mortgage loans and home equity loans.  Our residential commercial real estate portfolio consists primarily of mortgage loans secured by apartment buildings.  Our commercial real estate portfolio consist primarily of mortgage loans secured by retail anchor shopping centers, commercial offices, retail space, warehouses, and mixed-use buildings.  Our residential real estate portfolio consists of one to four family residential real property and home equity loans.  The residential commercial real estate and commercial real estate portfolios represented $3.30 billion, or 92.2%, of our total loan portfolio at June 30, 2018.  One to four family residential real estate mortgage loans represented $267.8 million, or 7.5%, of our total loan portfolio at June 30, 2018.  At June 30, 2018, construction and land loans totaled $11.0 million, or 0.3%, of our loan portfolio.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the date  indicated.

	June 30,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential	$267,771	7.5%	$253,310	7.0%	$223,701	7.1%	$186,342	6.7%	$158,180	6.2%
Residential CRE	2,005,315	56.0	1,945,297	54.0	1,596,876	50.3	1,229,816	43.9	998,439	39.3
Grocery/Credit Retail CRE	497,708	13.9	535,567	14.9	457,058	14.4	481,216	17.2	624,705	24.5
Other CRE	796,589	22.3	866,826	24.0	887,443	28.0	894,016	32.0	729,071	28.6
Construction and land loans	10,960	0.3	4,210	0.1	4,810	0.2	6,132	0.2	34,951	1.4
Total loans	3,578,343	100.0%	3,605,210	100.0%	3,169,888	100.0%	2,797,522	100.0%	2,545,346	100.0%
Other items:
Net deferred loan origination fees	6,878		8,235		7,980		10,421		10,051
Allowance for loan losses	30,562		30,272		29,951		30,889		31,401
Total loans, net	$3,540,903		$3,566,703		$3,131,957		$2,756,212		$2,503,894

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2018. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	Residential		Residential CRE		Grocery/Credit Retail CRE		Other CRE		Construction and Land Loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due During the Years Ended June 30,	(Dollars in thousands)
2019	$19,931	4.62%	$23,366	3.71%	$4,218	5.85%	$61,257	4.72%	$4,803	5.75%	$113,575	4.58%
2020 to 2021	803	4.79	57,219	4.37	28,586	4.30	75,223	4.67	3,538	5.25	165,369	4.52
2022 to 2023	2,558	4.16	196,304	3.65	59,379	3.99	110,079	4.56	—	—	368,320	3.98
2024 to 2028	6,938	4.05	997,047	3.43	251,100	3.56	318,762	3.99	2,332	5.75	1,576,179	3.57
2029 to 2033	35,773	3.50	626,567	3.58	115,183	4.12	218,545	4.65	—	—	996,068	3.87
2034 and beyond	201,768	3.97	104,812	4.12	39,242	4.25	12,724	5.18	287	5.75	358,833	4.09
Total	$267,771	3.96%	$2,005,315	3.56%	$497,708	3.86%	$796,590	4.39%	$10,960	5.59%	$3,578,344	3.82%

The following table sets forth, at June 30, 2018, the dollar amount of all fixed- and adjustable-rate loans that are contractually due after June 30, 2019.

	Fixed	Adjustable	Total
	(In thousands)
Residential	$196,589	$51,251	$$247,840
Residential CRE	470,998	1,510,951	1,981,949
Grocery/Credit Retail CRE	127,724	365,766	493,490
Other CRE	318,180	417,153	735,333
Construction and land loans	3,538	2,619	6,157
Total loans	$1,117,029	$2,347,740	$3,464,769

Loans:

Residential Loans. We originate one to four family residential mortgage loans, substantially all of which are secured by properties located in our primary market area.  At June 30, 2018, $267.8 million, or 7.5% of our loan portfolio, consisted of one to four family residential mortgage loans and home equity loans.  We generally retain for our portfolio substantially all of the loans that we originate.  Residential mortgage loan originations are generally obtained from existing or past customers, through advertising, and through referrals from local builders, real estate brokers, and attorneys, and are underwritten pursuant to Oritani Bank's policies and standards.  The Company maintains a program where a fee is paid to a broker for a loan referral that results in an origination or a purchase of a recently closed loan.  Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%.  We generally will not make loans with a loan-to-value ratio in excess of 90%.  Fixed rate mortgage loans are originated for terms of up to 30 years.  Generally, fixed rate residential mortgage loans are underwritten according to Freddie Mac guidelines, policies and procedures, with a maximum origination amount of $2.0 million.  Oritani Bank's residential underwriting satisfies the "qualified mortgages" regulations issued by the Consumer Financial Protection Bureau.  Oritani Bank does not originate non-qualified mortgage loans.  We do not originate or purchase, and our loan portfolio does not include, any sub-prime loans.

We also offer adjustable rate mortgage loans for one to four family properties, with an interest rate based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one-year, which adjust either annually or every three years from the outset of the loan or which adjust annually after a five-, seven- or ten-year initial fixed rate period.  Originations of adjustable rate residential mortgage loans totaled $10.2 million and $12.6 million for the fiscal years ended June 30, 2018 and 2017, respectively.  Our adjustable rate residential mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate.  Our adjustable rate residential mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the Bank's risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower.  At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates.  Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates.  At June 30, 2018, $51.3 million, or 19.1%, of our residential mortgage loans had adjustable rates of interest.

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

We also offer second mortgage loans and home equity lines of credit, which are included in the residential mortgage loan portfolio.  These mortgage loans are secured by one to four family residences, substantially all of which are located in our primary market area.  At June 30, 2018, second mortgage and equity loans totaled $8.5 million, or 0.24% of total loans.  Additionally, at June 30, 2018, the unadvanced amounts of home equity lines of credit totaled $8.0 million.  The underwriting standards utilized for second mortgage loans and equity lines of credit include a determination of the applicant's credit history, an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan.  The combined (first and second mortgage liens) loan-to-value ratio for second mortgage loans and home equity lines of credit is generally limited to 70%.  Second mortgage loans are offered with fixed and adjustable rates of interest and with terms of up to 30 years.  Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal.

Second mortgage loans and equity loans entail greater risk than do residential mortgage loans, particularly if they are secured by an asset that has a superior security interest.  In addition, equity loan collections depend on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Commercial Real Estate ("CRE") Loans. We originate residential and non-residential commercial real estate mortgage loans.  At June 30, 2018, $3.30 billion, or 92.2% of our loan portfolio, consisted of commercial real estate loans.  Our residential CRE mortgage loans, $2.01 billion or  56.0% of our loan portfolio, are primarily permanent loans secured by apartment buildings and mobile home parks.  The non-residential CRE mortgage portfolio consists of grocery/credit retail CRE and other CRE.  Our grocery/credit retail CRE mortgage loans, $497.7 million or 13.9% of our loan portfolio, are primarily permanent mortgage loans secured by grocery or credit anchor tenants at multi-store, or stand alone, facilities.  Our other CRE mortgage loans, $796.6 million or 22.3% of our loan portfolio, are primarily permanent loans secured by improved property such as retail multi-stores without a credit anchor, mixed-use properties, self-storage facilities, commercial warehouses, and office buildings.  The typical CRE mortgage loan has a fixed rate of interest for the first three or five years, after which the loan reprices to a market index plus a spread, with a floor of the original rate. The fixed rate period is occasionally extended to as much as ten years.  These loans typically amortize over 30 years though we will often require shorter amortization. We also offer such loans on a self-amortizing basis with fixed rate terms up to 20 years.  References to commercial real estate loans below refer to residential and non-residential commercial real estate.

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

For commercial real estate loans with balances greater than $2.5 million, a borrower's financial information is monitored on an ongoing basis by requiring annual financial statement updates and payment history reviews.  We require commercial borrowers to provide annually updated financial statements and federal tax returns.  These requirements also apply to the individual principals of our commercial borrowers.  We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The largest residential CRE loan in our portfolio at June 30, 2018 was a $32.7 million loan secured by multi-family and buildings located in Brooklyn, New York.  The largest credit retail CRE loan at June 30, 2018 was a $30.1 million loan secured by several freestanding pharmacy stores, located in Virginia, Pennsylvania and Connecticut.  The largest other CRE loan in our portfolio at June 30, 2018 was a $26.3 million loan secured by multi-tenant and mixed use buildings located in Bronx, New York.  All of these loans are performing in accordance with their terms.  Our largest commercial real estate relationship consisted of 42 properties primarily secured by multi-family buildings located mainly in our primary market area. The aggregate outstanding loan balance for this relationship, comprised of several legal entities, is $63.1 million at June 30, 2018, and these loans are all performing in accordance with their terms.

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

       We originate construction loans for the development of residential and commercial properties located in our primary market area on a limited basis.  Residential construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences.  At June 30, 2018, construction and land loans totaled $11.0 million, or 0.3 % of total loans.

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

During the fiscal years ended June 30, 2018 and 2017, loan originations totaled $470.7 million and $732.0 million, respectively, all of which were retained by us.  Loan purchases totaled $69.2 million and $65.9 million for the years ended June 30, 2018 and 2017.  There were no loans originated and sold under the FHLB MPF program during fiscal 2018 or 2017.

We will also participate in loans, sometimes as the "lead lender."  When we are not the lead lender, the underwriting of the loan participations closely match our own underwriting criteria and procedures.  At June 30, 2018, we had $183.1 million in loan participation interests.

At June 30, 2018, we were servicing loans sold in the amount of $2.5 million.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

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

Loans are placed on non-accrual status when they are more than 90 days delinquent.  When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed.  Once the outstanding principal balance is brought current, income is recognized to the extent the loan is deemed fully collectible.  If the deficiencies causing the delinquency are resolved, such loans may be returned to accrual status once all arrearages are resolved and a period of satisfactory payment performance, usually six months.  See additional discussion regarding our non-performing assets at June 30, 2018 in "Management Discussion and Analysis."

Non-Performing Assets and Restructured Loans. The table below sets forth the amounts and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	At June 30,
	2018 (1)	2017 (2)	2016 (3)	2015 (4)	2014 (5)
Non-performing assets	(Dollars in thousands)
Non-accrual loans:
Residential	$6,335	$1,556	$931	$1,329	$5,350
Residential CRE	—	—	310	311	3,508
Other CRE	1,542	8,667	8,671	10,711	8,670
Construction and land loans	—	—	56	224	444
Total non-accrual loans	$7,877	$10,223	$9,968	$12,575	$17,972
Loans greater than 90 days delinquent and still accruing	$—	$—	$—	$—	$—
Total non-performing loans	$7,877	$10,223	$9,968	$12,575	$17,972
Real estate owned	1,564	140	487	4,059	3,850
Total non-performing assets	$9,441	$10,363	$10,455	$16,634	$21,822
Ratios:
Non-performing loans to total loans	0.22%	0.28%	0.31%	0.45%	0.71%
Non-performing assets to total assets	0.23%	0.25%	0.28%	0.50%	0.69%

Troubled Debt Restructurings
Non-performing TDRs (included in nonaccrual loans)
Residential	174	178	184	188	3,080
Residential CRE	—	—	310	311	501
Other CRE	1,407	4,070	3,703	2,710	4,386
Construction and land loans	—	—	56	224	—
Total Non-performing TDRs	$1,581	$4,248	$4,253	$3,433	$7,967
Performing TDRs
Other CRE	309	362	386	418	—
Total Performing TDRs	309	362	386	418	—
Total Troubled Debt Restructurings	$1,890	$4,610	$4,639	$3,851	$7,967

(1)
Included in nonaccrual loans are residential loans totaling $504,000 and other commercial real estate loans totaling $1.4 million that were less than 30 days delinquent; and residential loans totaling $617,000 that were less than 90 days delinquent.

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

As noted in the above table, there were nonaccrual loans of $7.9 million at June 30, 2018 and $10.2 million at June 30, 2017.  Additional interest income of $198,000 and $283,000 would have been recorded during the years ended June 30, 2018 and 2017, respectively, if the loans had performed in accordance with their original terms.  Interest income on these loans of $256,000 and $531,000 was included in net income for the years ended June 30, 2018 and 2017, respectively. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations- Comparison of Operating Results for the Years Ended June 30, 2018 and June 30, 2017, Provision for Loan Losses."

Delinquent Loans. The following table sets forth our loan delinquencies by type, amount and loan relationship at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2018
Residential	4	$753	7	$5,213	11	$5,966
Other CRE	—	—	1	135	1	135
Total	4	$753	8	$5,348	12	$6,101
At June 30, 2017
Residential	4	$1,776	7	$614	11	$2,390
Other CRE	—	—	3	1,897	3	1,897
Total	4	$1,776	10	$2,511	14	$4,287
At June 30, 2016
Residential	3	$531	5	$684	8	$1,215
Residential CRE	1	1,166	—	—	1	1,166
Other CRE	—	—	4	1,641	4	1,641
Construction and land loans	—	—	1	56	1	56
Total	4	$1,697	10	$2,381	14	$4,078
At June 30, 2015
Residential	3	$432	4	$888	7	$1,320
Residential CRE	1	311	—	—	1	311
Other CRE	—	—	3	3,569	3	3,569
Construction and land loans	—	—	1	224	1	224
Total	4	$743	8	$4,681	12	$5,424
At June 30, 2014
Residential	1	$214	6	$2,374	7	$2,588
Residential CRE	—	—	3	3,007	3	3,007
Other CRE	—	—	5	3,580	5	3,580
Construction and land loans	—	—	4	444	4	444
Total	1	$214	18	$9,405	19	$9,619

In addition to the delinquent loans listed above, we had loans that were delinquent 90 days or more past due as to principal.  Typically, such loans had passed their maturity date but continued making monthly payments, keeping their interest current, while negotiating external financing or an extension from the Company.  There were no loans delinquent 90 days or more past their maturity date at June 30, 2018, 2017, 2016, 2015 or 2014.

Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold.  When property is acquired it is recorded at the lower of cost or fair market value at the date of foreclosure, establishing a new cost basis.  Holding costs and declines in fair value result in charges to expense after acquisition.  The Company had real estate owned of $1.6 million at June 30, 2018 and $140,000 at June 30, 2017.  The Company sold one property with book value of $140,000 during the year ended June 30, 2018.  Proceeds from the sale of real estate owned were $138,000, resulting in $2,000 loss.

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

We are to establish general reserves, where appropriate, for our non-impaired loan portfolio, including non-impaired loans classified as doubtful, substandard or special mention.  General allowances represent loss allowances which have been established to recognize the inherent incurred losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets.  When we classify problem assets as "loss," we are required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.  The Company utilizes the services of a third party loan review firm to help ensure that loans are properly classified.  They report to the Audit Committee quarterly and their scope is determined by the Audit Committee annually.  On an annual basis, the loan review firm reviews a significant portion of the existing portfolio over the course of the year, typically an aggregate of approximately 65% of the commercial real estate portfolios, including a sampling of both new and seasoned loans, a review of all "Regulation O" loans, construction loans with balances of $250,000 or more, and review of all criticized or classified CRE loans with balances of $250,000 or more.  Our determination as to the classification of our assets and the amount of our valuation allowances is subject to review by the FDIC and the New Jersey Department of Banking and Insurance ("NJDOBI") which can order the establishment of additional general or specific loss allowances.  Such examinations typically occur annually.

The following table shows the aggregate amounts of our classified assets, including non-performing loans, at the date indicated.

	Classified Assets At June 30,
	2018		2017		2016
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Substandard assets:
Residential	14	$6,335	14	$5,002	9	$4,377
Residential CRE	—	—	1	240	1	310
Other CRE	10	5,270	21	18,312	21	19,866
Construction and land loans	—	—	—	—	1	56
Total	24	$11,605	36	$23,554	32	$24,609

There were no loans  classified as doubtful or loss on June 30, 2018, 2017 or 2016. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations.  Not all classified assets constitute non-performing assets.

We also utilize an additional classification for assets that do not meet the definition of any of the classified assets yet contain an element that warrants a rating that is less than "pass."  We classify an asset as "special mention" if the asset has a potential weakness that warrants management's close attention.  While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset.  Our assets classified as "special mention" totaled $14.9 million, $22.0 million and $24.4 million at June 30, 2018, 2017, and 2016, respectively.   See Note 5 of the Notes to the Consolidated Financial Statements.

Impaired Loans. The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement.  Loans we individually classify as impaired include residential CRE, grocery/credit retail CRE, Other CRE and construction loans with balances of $1.0 million or more, unless a condition exists for loans less than $1.0 million that would increase the Bank's potential loss exposure.  Troubled debt restructurings ("TDRs") are also included in impaired loans regardless of balance.  Impaired loans are individually assessed to determine that each loan's carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows.  If the loan's carrying value does exceed the fair value, specific reserves are established to reduce the loan's carrying value.  For classification purposes, impaired loans are typically classified as substandard.  Impaired loans at June 30, 2018, 2017 and 2016 were $9.2 million,  $13.9 million and $13.2 million, respectively.   See Note 5 of the Notes to the Consolidated Financial Statements.

Allowance for Loan Losses

Our allowance for loan losses is maintained at a level necessary to absorb incurred loan losses that are both probable and reasonably estimable.  Management, in determining the allowance for loan losses, considers the incurred losses inherent in our loan portfolio and changes in the nature and volume of loan activities, along with the general economic and real estate market conditions.  Loan losses are charged to the allowance for loans losses and recoveries are credited to it.  Additions to the allowance for loan losses are provided by charges against income based on various factors which, in our judgment, deserve current recognition in estimating probable incurred losses.  We regularly review the loan portfolio and make adjustments for loan losses in order to maintain the allowance for loan losses in accordance with U.S. generally accepted accounting principles ("GAAP").  The allowance for loan losses consists primarily of the following two components:

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

(2) General allowances established for incurred loan losses on a portfolio basis for loans that do not meet the definition of impaired.  The portfolio is grouped into similar risk characteristics, primarily loan type, collateral type, and internal credit risk rating.  We apply an estimated loss rate to each loan group.  The loss rates applied are based on a eight year look back period, which measures our historical charge-offs, and our loss emergence period, which represents the estimated average time between when a loss event occurs and when such loss is specifically reserved or charged off.  This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.  Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the fiscal years indicated.

	At or For the Years Ended June 30,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$30,272	$29,951	$30,889	$31,401	$31,381
Charge-offs:
Residential	117	75	98	333	24
Residential CRE	—	—	—	—	1,226
Other CRE	—	13	849	380	459
Total charge-offs	117	88	947	713	1,709
Recoveries:
Residential	150	—	—	—	—
Residential CRE	—	—	—	—	10
Other CRE	225	409	9	—	17
Construction and land loans	32	—	—	1	1,002
Total recoveries	407	409	9	1	1,029
Net recoveries (charge-offs)	290	321	(938)	(712)	(680)
Provision for loan losses	—	—	—	200	700
Balance at end of year	$30,562	$30,272	$29,951	$30,889	$31,401
Ratios:
Net charge-offs to average loans outstanding	(0.01)%	(0.01)%	0.03%	0.03%	0.03%
Allowance for loan losses to total loans at end of period	0.85%	0.84%	0.94%	1.10%	1.23%

The allowance for loan losses has been relatively stable.  There was no provision for loan losses during 2018, 2017 and 2016.  Improving delinquency and nonaccrual trends, changes in loan risk ratings (versus prior periods), loan growth, charge-offs and economic and business conditions continue to have a meaningful impact on the current level of provision for loan losses.  In addition, improvements in general economic and business conditions have also impacted the level of provisioning by decreasing the necessary level of general allowances despite growth in the loan portfolio.

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

	At June 30,
	2018		2017		2016
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential	$1,990	7.5%	$1,261	7.0%	$1,300	7.1%
Residential CRE	17,259	56.0%	15,794	54.0%	12,837	50.4%
Grocery/Credit Retail CRE	3,015	13.9%	3,000	14.9%	3,646	14.4%
Other CRE	7,828	22.3%	10,017	24.0%	11,850	28.0%
Construction and land loans	470	0.3%	200	0.1%	318	0.2%
Total	$30,562	100.0%	$30,272	100.0%	$29,951	100.0%

	At June 30,
	2015		2014
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
		(Dollars in thousands)
Residential	$1,521	6.7%	$1,568	6.2%
Residential CRE	10,814	44.0%	5,327	39.2%
Grocery/Credit Retail CRE	4,042	17.2%	2,652	16.5%
Other CRE	13,943	32.0%	17,995	36.7%
Construction and land loans	569	0.2%	1,108	1.4%
Unallocated	—	0.0%	2,751	0.0%
Total	$30,889	100.0%	$31,401	100.0%

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

Investments

The Board of Directors is responsible for adopting our investment policy.  The investment policy is reviewed periodically by management and any changes to the policy are recommended to and subject to the approval of the Board of Directors.  Authority to make investments under the approved investment policy guidelines is delegated to appropriate officers.  While general investment strategies are developed and authorized by the Board of Directors, the execution of specific actions primarily rests with Oritani Bank's President, Chief Financial Officer and Asset/Liability Committee, which have responsibility for ensuring that the guidelines and requirements included in the investment policy are followed and that all securities are considered prudent for investment.  Each of our President, Chief Financial Officer and Asset/Liability Committee have specified authority to purchase various types of investments; all investment purchases in excess of 1% of total assets, or $41.7 million at June 30, 2018, must be approved by our Board of Directors.  All investment transactions are reviewed and ratified or approved (as the case may be) at regularly scheduled meetings of the Board of Directors.  Any investment which, subsequent to its purchase, fails to meet the guidelines of the policy is reported to the Board of Directors at its next meeting where the Board decides whether to hold or sell the investment.

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

Our investment portfolio at June 30, 2018, included $1.6 million in equity securities.  We also invest in mortgage-backed securities, all of which are guaranteed by government sponsored enterprises.  At June 30, 2018, our mortgage-backed securities portfolio totaled $361.7 million, or 8.7% of total assets, and consisted of $357.4 million in fixed-rate securities and $4.3 million in adjustable-rate securities, guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.  Securities can be classified as held to maturity or available for sale at the date of purchase. We also recently started to invest in Corporate Notes. Our Corporate Notes total is $10.0 million and classified as held to maturity.

U.S. Government and Federal Agency Obligations. At June 30, 2018, our U.S. Government and federal agency securities portfolio totaled $6.8 million, all of which was classified as held to maturity.

Equity Securities. At June 30, 2018, our equity securities portfolio totaled $1.6 million, all of which were classified as available for sale.  The portfolio consists of financial industry common stock. There were no impairment charges on available for sale securities for the years ended June 30, 2018, 2017 or 2016.  Equity securities are not insured or guaranteed investments and are affected by market interest rates and stock market fluctuations.  Such investments are carried at their fair value and fluctuations in the fair value of such investments, including temporary declines in value, directly affect our net capital position.

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

At June 30, 2018, our mortgage-backed securities totaled $361.7 million, or 8.7%, of total assets and 9.2% of interest earning assets.  At June 30, 2018, 1.2% of the mortgage-backed securities were backed by adjustable rate mortgage loans and 98.8% were backed by fixed rate mortgage loans.  The mortgage-backed securities portfolio had a weighted average yield of 2.63% at June 30, 2018.  The fair value of our mortgage-backed securities at June 30, 2018 was $353.0 million, which is $9.9 million less than the amortized cost of $362.8 million.  Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer.  In addition, the market value of such securities may be adversely affected by changes in interest rates.  All of the Company's mortgage-backed securities are insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

Corporate Notes. We purchased Corporate notes during the third quarter of 2018. These securities have been classified as held to maturity since their purchase. At June 30, 2018, corporate notes totaled $10.0 million, or 2.6% of our total securities portfolio.

Securities Portfolios. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

Securities and Mortgage-Backed Securities Held to Maturity

	At June 30,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Government and federal agency obligations	$6,750	$6,633	$6,750	$6,696	$6,750	$6,752
Mortgage-backed securities:
Residential MBS	220,057	214,115	141,990	140,680	75,238	76,559
Commercial MBS	13,035	12,614	13,473	13,502	18,401	18,885
Collateralized mortgage obligations	85,488	83,125	77,418	76,326	67,718	68,510
Corporate Notes	10,044	10,024	—	—	—	—
Total securities held to maturity	$335,374	$326,511	$239,631	$237,204	$168,107	$170,706

Securities and Mortgage-Backed Securities Available for Sale

	At June 30,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Equity securities	$601	$1,565	$601	$1,498	$601	$1,125
Mortgage-backed securities:
Residential MBS	70	71	6,974	6,921	11,106	11,321
Commercial MBS	4,074	4,137	4,220	4,406	4,359	4,713
Collateralized mortgage obligations	40,106	38,918	85,437	85,105	123,173	124,691
Total securities available for sale	$44,851	$44,691	$97,232	$97,930	$139,239	$141,850

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2018 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments, scheduled redemptions or early redemptions that are likely to occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities Held to Maturity
United States Government and federal agency obligations	$1,750	1.05%	$5,000	1.22%	$—	—%	$—	—%	$6,750	$6,633	1.18%
Mortgage-backed securities:
Residential MBS	—	—	—	—	93,549	2.51	126,508	2.84	220,057	214,115	2.70
Commercial MBS	—	—	9,022	2.54	4,013	2.66	—	—	13,035	12,614	2.58
Collateralized mortgage obligations	—	—	—	—	24,047	1.79	61,441	2.79	85,488	83,125	2.51
Corporate Notes	—	—	—	—	10,044	4.48	—	—	10,044	10,024	4.48
Total securities held to maturity	$1,750	1.05	$14,022	2.07%	$131,653	2.53%	$187,949	2.82%	$335,374	$326,511	2.67%

Securities Available for Sale
Equity securities	$601	—%	$—	—%	$—	—%	$—	—%	$601	$1,565	—%
Mortgage-backed securities:
Residential MBS	4	4.50	66	4.53	—	—	—	—	70	71	4.53
Commercial MBS	—	—	4,074	4.19	—	—	—	—	4,074	4,137	4.19
Collateralized mortgage obligations	—	—	3,503	2.60	26,885	2.40	9,718	2.09	40,106	38,918	2.34
Total securities available for sale	$605	0%	$7,643	3.46%	$26,885	2.40%	$9,718	2.09%	$44,851	$44,691	2.48%

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

At June 30, 2018, $1.21 billion, or 41.6% of our deposit accounts were time deposits, of which $781.7 million had maturities of one year or less.  We had brokered deposits totaling $450.4 million, $510.4 million and $253.2 million at June 30, 2018, 2017 and 2016, respectively.  The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At June 30,
	2018			2017			2016
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Checking accounts	$751,735	25.79%	0.85%	$706,554	24.74%	0.62%	$453,136	20.05%	0.36%
Money market accounts	763,003	26.17%	1.13%	847,888	29.68%	1.05%	681,710	30.16%	0.76%
Savings accounts	188,859	6.48%	0.28%	177,896	6.23%	0.23%	165,623	7.33%	0.24%
Time deposits	1,211,531	41.56%	1.62%	1,124,140	39.35%	1.34%	959,534	42.46%	1.31%
Total deposits	$2,915,128	100.00%	1.21%	$2,856,478	100.00%	1.01%	$2,260,003	100.00%	0.88%

As of June 30, 2018, the aggregate amount of outstanding time deposits in amounts greater than or equal to $250,000 was approximately $244.7 million.  The following table sets forth the maturity of those deposits as of June 30, 2018.

At June 30, 2018
(In thousands)
Three months or less	$35,649
Over three months through six months	37,173
Over six months through one year	94,268
Over one year to three years	56,988
Over three years	20,671
Total	$244,749

Borrowings. Our borrowings primarily consist of advances from the FHLB of New York and, to a lesser extent, advances from other financial institutions.  As of June 30, 2018, we had total borrowings in the amount of $596.4 million, which represented 16.53% of total liabilities, with an estimated weighted average maturity of 2.4 years and a weighted average rate of 1.88%.  At June 30, 2018, borrowings are secured by mortgage-backed securities and investment securities with a book value of $24.9 million and performing mortgage loans with an outstanding balance of $2.84 billion.

The following table sets forth information concerning balances and interest rates on our FHLB advances and other borrowings at and for the periods shown:

	At or For the Years Ended June 30,
	2018	2017	2016
	(Dollars in thousands)
Balance at end of period	$596,372	$642,059	$781,623
Average balance during period	$543,290	$719,647	$731,078
Maximum outstanding at any month end	$649,860	$928,391	$842,194
Weighted average interest rate at end of period	1.88%	1.59%	1.39%
Average interest rate during period	2.08%	1.83%	2.21%

As of June 30, 2018, Oritani had interest rate swap agreements with total notional amount of $405.0 million.   Oritani will receive 1 month LIBOR from the counterparties and pay interest to the counterparties at a fixed rate.  See Note 13 of the Notes to the Consolidated Financial Statements.

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

Oritani Bank has the following subsidiaries: Ormon LLC, Oritani Finance Company, Oritani Investment Corp. and Oritani Asset Corporation.  Ormon LLC is a New Jersey limited liability company that owned real estate investments in New Jersey as well as investments in joint ventures that owned income-producing commercial and residential rental properties.  As of June 30, 2017, all of the investments owned by Ormon LLC had been sold, and the subsidiary is inactive.  Proceeds from the sale of real estate investments for the years ended June 30,  2017 and 2016 were $25.3 million resulting in gains of $20.9 million and $21.5 million resulting in gains of $21.5 million, respectively.

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

Oritani Asset Corporation's primary objective is to maximize long-term returns on equity.  At June 30, 2018, Oritani Asset Corporation had $532.7 million in assets.  Oritani Asset Corporation is taxed and operates in a manner that enables it to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

Personnel

As of June 30, 2018, we had 194 full-time employees and 56 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good relations with our employees.

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
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.  The capital conservation buffer as of January 1, 2018 is 1.875%.
        Legislation enacted in May 2018 requires the federal banking agencies, including the FDIC, to establish a Community Bank Leverage Ratio" (the ratio of a bank's tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A "qualifying community bank" that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered "well capitalized" under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution's risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement.  The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8 percent and not more than 10 percent.  A financial institution can elect to be subject to this new definition.  The establishment of the community bank leverage ratio is subject to notice and comment rulemaking by the federal regulators.

 The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution's exposure to declines in the economic value of a bank's capital due to changes in interest rates when assessing the bank's capital adequacy. Under such a risk assessment, examiners evaluate a bank's capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. Institutions with significant interest rate risk may be required to hold additional capital. According to the agencies, applicable considerations include:

•	the quality of the bank's interest rate risk management process;
•	the overall financial condition of the bank; and
•	the level of other risks at the bank for which capital is needed.

The following table shows the Company's and the Bank's Core capital, Tier 1 risk-based capital, and Total risk-based capital ratios at June 30, 2018:

	At June 30, 2018
	The Company		The Bank
	Capital	Percent of Assets (1)	Capital	Percent of Assets (1)
	(Dollars in thousands)

Common equity tier 1 (to risk-weighted assets)	$548,122	14.82%	$470,857	12.73%
Tier 1 capital (to risk-weighted assets)	548,122	14.82%	470,857	12.73%
Total capital (to risk-weighted assets)	578,685	15.64%	501,419	13.56%
Tier 1 Leverage capital (to average assets)	548,122	13.25%	470,857	11.38%
Capital conservation buffer	282,759	7.64%	205,541	5.56%
(1)
For purposes of calculating Core capital, assets are based on adjusted total leverage assets.  In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As the above table shows, as of June 30, 2018, the Company and Bank were considered "well capitalized" under FDIC guidelines.

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

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation.  The FICO payments will continue until the FICO bonds mature in 2018 through 2019.  Our expense for the assessment of deposit insurance and the FICO payments was $1.2 million and $1.4 million for the years ended June 30, 2018 and 2017, respectively.

The FDIC has authority to increase deposit insurance assessments.  A material increase in insurance assessments would likely have an adverse effect on the operating expenses and results of the Bank.

Federal Home Loan Bank System. Oritani Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLB of New York, Oritani Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 4.5% of its borrowings from the FHLB, or 0.2% of mortgage-related assets, whichever is greater. As of June 30, 2018, Oritani Bank was in compliance with this requirement.

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

An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in an inability to receive regulatory approval for certain activities such as branching and acquisitions. Oritani Bank received a "satisfactory" Community Reinvestment Act rating in our most recently completed federal examination, which was conducted by the FDIC in 2018.

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

FEDERAL AND STATE TAXATION

Federal Taxation

General. Oritani Financial Corp. and Oritani Bank are subject to federal income taxation in the same general manner as other corporations, with some exceptions discussed below.  The Company's federal return for the tax year ended December 31, 2015 is currently under audit.  On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Act").  Among numerous provisions included in the Act was the reduction of the U.S. federal corporate income tax rate from 35% to 21% effective January 1, 2018. The following discussion of federal taxation is intended only to summarize certain pertinent federal income tax matters and is not a comprehensive description of the tax rules applicable to Oritani Financial Corp. or Oritani Bank.

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

At June 30, 2018, our total federal pre-base year reserve was approximately $15.1 million.  However, under current law, pre-base year reserves remain subject to recapture should Oritani Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code") imposes an alternative minimum tax ("AMT") at a rate of 20% on a base of regular taxable income plus certain tax preferences ("alternative minimum taxable income" or "AMTI"). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. Oritani Financial Corp. and Oritani Bank have not been subject to the AMT and have no such amounts available as credits for carryover.  As a result of the Act, AMT was eliminated effective January 1, 2018.

Net Operating Loss Carryforward. A financial institution may carry back net operating losses ("NOL") to the preceding two taxable years and forward to the succeeding 20 taxable years.  At June 30, 2018, Oritani Bank had no net operating loss carryforward for federal income tax purposes.  As a result of the Act, NOLs generated after December 31, 2017 can no longer be carried back but can be carried forward indefinitely.

State Taxation

New Jersey State Taxation. Oritani Financial Corp. and its subsidiaries file New Jersey Corporation Business income tax returns on a calendar year basis.  Generally, New Jersey income, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax.  New Jersey corporate tax is imposed in an amount equal to the corporate business tax ("CBT") at 9% of taxable income or the minimum tax due per entity, whichever is greater.  However, if Oritani Investment Corp, a subsidiary of the Bank, meets certain requirements, it may be eligible to elect to be taxed as a New Jersey Investment Company, which would allow it to be taxed at a rate of 3.6%.  On July 1, 2018, the State of New Jersey enacted new legislation that imposes a temporary surtax of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021.  The legislation also requires combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019, changing New Jersey's current status as a separate return state.  In addition, the legislation modifies the dividends-received deduction for tax years beginning after December 31, 2016 by reducing the amount of the exclusion from 100 percent to 95 percent for 80% or more owned subsidiaries.

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

The Company's New York state tax return for the tax years ended December 31, 2015 and 2016 was audited during fiscal year 2018.  The Company's New Jersey, New York City, and Delaware returns are not currently under audit and have not been subject to an audit in the past five years.

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

In response to improving economic conditions, the Federal Reserve Board's Open Market Committee has slowly increased its federal funds rate target from a range of 0.00% - 0.25% that was in effect for several years to the current target range of 1.75% - 2.00% that was in effect at June 30, 2018. Given our liability sensitivity, our net interest rate spread and net interest margin are at risk of being reduced due to potential increases in our cost of funds that may outpace any increases in our yield on interest-earning assets.

Changes in interest rates also affect the current market value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At June 30, 2018 the fair value of our available for sale agency securities, mortgage-backed securities and corporate debt obligations totaled $44.7 million.  Unrealized net losses on these available for sale securities totaled approximately $160,000 at June 30, 2018 and are reported as a separate component of stockholders' equity, net of taxes.  Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders' equity.

The Company's net interest income is particularly vulnerable to a scenario in which market interest rates "flatten." This would occur if short term interest rates were approximately the same rate as long term interest rates. In such a scenario, interest income would likely decrease and interest expense would likely increase.

We evaluate interest rate sensitivity by estimating the change in Oritani Bank's net portfolio value over a range of interest rate scenarios.  Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  At June 30, 2018, in the event of an immediate 200 basis point increase in interest rates, our financial model projects that we would experience a $87.1 million, or 14.33%, decrease in net portfolio value.  See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Management of Market Risk."

Our Continued Emphasis On Commercial Real Estate Lending Could Expose Us To Increased Lending Risks.

Our business strategy centers on continuing our emphasis on residential and non-residential commercial real estate lending.  We have grown our loan portfolio with respect to these types of loans and intend to continue to emphasize these types of lending.  At June 30, 2018, $3.30 billion, or 92.21%, of our total loan portfolio consisted of residential and non-residential commercial real estate loans.  As a result, our credit risk profile will be higher than traditional thrift institutions that have higher concentrations of one to four family residential loans.  Loans secured by residential and non-residential commercial real estate generally expose a lender to greater risk of non-payment and loss than one to four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the underlying property.  This risk increases during a negative economic cycle.  Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one to four family residential mortgage loans.  Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one to four family residential mortgage loan.  We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property's collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.  Finally, if we foreclose on residential and non-residential commercial real estate loans, our holding period for the collateral typically is longer than one to four family residential mortgage loans because there are fewer potential purchasers of the collateral.

Our business strategy of commercial real estate lending could be negatively impacted by regulatory guidance.  The FDIC has issued guidance that recommends that such loans should not exceed 300% of the bank's capital unless enhanced risk management measures are in place.  The FDIC further detailed circumstances where such balances in excess of this guideline would be considered acceptable.  The component of the Bank's commercial real estate loan portfolio impacted by the FDIC guidance as of June 30, 2018 represented 643.9% of the Bank's capital at that date.  While the FDIC has not placed restrictions on the Bank's commercial real estate lending, there can be no assurance that such restrictions will not be imposed in the future.

The largest commercial real estate loan in our portfolio at June 30, 2018 was a $32.7 million loan secured by multi-family and buildings, located in Brooklyn, New York.  Our largest loan relationship is secured by multi-family buildings located mainly in our primary market area.  The aggregate outstanding loan balance for this relationship is $63.1 million at June 30, 2018.  As discussed in "Business of Oritani Financial Corp-Lending Activities", we have been utilizing stricter underwriting for these types of loans, and curtailed our construction lending.

If the Bank Regulators Impose Limitations on Our Commercial Real Estate Lending Activities, Our Earnings Could Be Adversely Affected.
In 2006, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System (collectively, the "Agencies") issued joint guidance entitled "Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices" (the "CRE Guidance").  Although the CRE Guidance did not establish specific lending limits, it provides that a bank's commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution's total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months.  Our level of non-owner occupied commercial real estate equaled 643.88% of our total risk-based capital at June 30, 2018.  Including owner-occupied commercial real estate, our ratio of commercial real estate loans to total risk-based capital ratio would be 656.11% at June 30, 2018.
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
If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Will Decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 0.85% of total loans at June 30, 2018, material additions to our allowance could materially decrease our net income.

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

The Financial Accounting Standards Board has adopted a new accounting standard that will be effective for the Company and Oritani Bank for our first fiscal year after December 15, 2019.  This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and recognize the expected credit losses as allowances for loan losses.  This will change the current method of providing allowances for loan losses that are probable incurred, which would likely require us to increase our allowance for loan losses, and to greatly increase the types of data we would need to collect and review to determine the appropriate level of the allowance for loan losses.  Any increase in our allowance for loan losses or expenses incurred to determine the appropriate level of the allowance for loan losses may have a material adverse effect on our financial condition and results of operations.

We may be adversely affected by recent changes in tax laws.

The Tax Cuts and Jobs Act, which was enacted in December 2017, is likely to have both positive and negative effects on our financial performance. For example, the new legislation will result in a reduction in our federal corporate tax rate from 35% to 21% beginning in 2018, which will have a favorable impact on our earnings and capital generation abilities. However, the new legislation also enacted limitations on certain deductions that will have an impact on the banking industry, borrowers and the market for single family residential real estate. These limitations include (1) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (2) the elimination of interest deductions for certain home equity loans, (3) a limitation on the deductibility of business interest expense, and (4) a limitation on the deductibility of property taxes and state and local income taxes.

The recent changes in the tax laws may have an adverse effect on the market for, and the valuation of, residential properties, and on the demand for such loans in the future and could make it harder for borrowers to make their loan payments. In addition, these recent changes may also have a disproportionate effect on taxpayers in states with high residential home prices and high state and local taxes, like New Jersey and New York. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

             Legislation in New Jersey adopted in July 2018 will increase our state income tax liability and could increase our overall tax expense. The legislation imposes a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. The new legislation also requires combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019, changing New Jersey's current status as a separate return state, and limits the deductibility of dividends received. These changes are not temporary. Regulations implementing the legislative changes have not yet been issued, so we cannot yet fully evaluate the impact of the legislation on our overall tax expense. However, the new legislation may cause us to lose the benefit of certain of our tax management strategies and may cause our total tax expense to increase.

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

At June 30, 2018, the Company and the Bank conducted business from its corporate headquarters in Washington Township, New Jersey,  lending offices in New York City and Cherry Hill, New Jersey and 25 full service branch offices located in Bergen, Hudson, Essex and Passaic Counties, New Jersey.  The aggregate net book value of premises and equipment was $13.5 million at June 30, 2018.

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

Our shares of common stock are traded on the NASDAQ Global Market under the symbol "ORIT". As of June 30, 2018, we have 1,752 stockholders of record (excluding the numbers of person or entities holding stock in street name through various brokerage firms), and 46,616,646 shares outstanding.  The following table presents quarterly market information for Oritani Financial Corp.'s common stock for the periods indicated.  The following high and low sales price information was provided by the NASDAQ Stock Market.

	For the Years Ended June 30,
	2018				2017
	High	Low	Dividends		High	Low	Dividends
First Quarter	$17.45	$15.30	$0.175		$16.74	$15.56	$0.175
Second Quarter	17.70	15.90	0.625	(1)	18.95	15.35	0.675	(1)
Third Quarter	17.30	15.05	0.250		19.00	16.30	0.175
Fourth Quarter	17.20	15.00	0.250		17.75	16.32	0.175
(1) Includes a $.45 and $.50 special dividend in 2018 and 2017, respectively.

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

Stock Performance Graph

The following graph compares the cumulative total return on a hypothetical $100 investment made on June 30, 2013 in: (a) Oritani Financial Corp. stock, (b) the NASDAQ Bank Index, (c) the NASDAQ Composite Index, (d) the SNL US Thrift Index and (e) the KBW Bank Index.  The graph is calculated assuming that all dividends are reinvested during the relevant periods.  The graph shows how a $100 investment would increase or decrease in value over time based on dividends (stock or cash) and increases or decreases in the market price of the stock.

On March 4, 2015, the Company announced its fourth Share Repurchase Program, which authorized the purchase of an additional 5% of its outstanding shares of common stock, or 2,205,451 shares.  This stock repurchase program commenced upon the completion of the third repurchase program on March 4, 2015.  The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company's liquidity and capital requirements, and alternative uses of capital.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes.  The Company may also conduct repurchases through a Rule 10b5-1 trading plan.  The repurchase program has no expiration date and has 1,888,851 shares yet to be purchased as of June 30, 2018.

There were no repurchases of our equity securities during the three months ended June 30, 2018.

As of August 29, 2018, the Company has repurchased, under the repurchase plans approved since the second step transaction, 13,277,681 shares of its stock at an average price of $13.30 per share.

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

	At June 30,
	2018	2017	2016	2015	2014
	(In thousands)
Selected Financial Condition Data:
Total assets	$4,167,039	$4,137,684	$3,669,338	$3,353,065	$3,140,200
Loans, net	3,540,903	3,566,703	3,131,957	2,756,212	2,503,894
Securities available for sale, at market value	44,691	97,930	141,850	258,963	384,137
Mortgage-backed securities held to maturity	335,374	239,631	168,107	107,990	32,422
Bank owned life insurance	98,438	95,946	93,327	90,609	68,054
Federal Home Loan Bank of New York stock, at cost	30,365	32,504	38,003	39,898	49,046
Accrued interest receivable	11,261	10,620	9,943	9,266	10,214
Investments in real estate joint ventures, net	—	—	4,307	6,658	6,391
Real estate held for investment	—	—	—	655	917
Deposits	2,915,128	2,856,478	2,260,003	1,962,737	1,580,975
Borrowings	596,372	642,059	781,623	796,372	967,443
Stockholders' equity	559,346	559,223	535,200	517,670	526,292

Selected Operating Data:
Interest income	$152,826	$142,462	$$134,324	$$131,759	$$128,226
Interest expense	42,900	37,851	34,023	35,009	31,103
Net interest income	109,926	104,611	100,301	96,750	97,123
Provision for loan losses	—	—	—	200	700
Net interest income after provision for loan losses	109,926	104,611	100,301	96,550	96,423
Other income	3,588	16,844	44,244	19,282	5,602
Other expense	39,504	45,929	63,716	42,716	39,478
Income before income tax expense	74,010	75,526	80,829	73,116	62,547
Income tax expense	31,116	26,382	28,534	26,214	21,488
Net income	$42,894	$49,144	$52,295	$46,902	$41,059

	At or For the Years Ended June 30,
	2018	2017	2016	2015	2014
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	1.04%	1.24%	1.50%	1.44%	1.40%
Return on equity (ratio of net income to average equity)	7.65%	8.98%	9.91%	9.10%	7.80%
Average interest rate spread (1)	2.65%	2.66%	2.89%	2.97%	3.29%
Net interest margin (2)	2.79%	2.79%	3.04%	3.14%	3.50%
Efficiency ratio (3)	34.80%	37.82%	44.08%	36.81%	38.43%
Non-interest expense to average total assets	0.95%	1.16%	1.83%	1.31%	1.35%
Average interest-earning assets to average interest-bearing liabilities	113.01%	113.40%	114.96%	115.18%	118.42%

Asset Quality Ratios:
Non-performing assets to total assets	0.23%	0.25%	0.28%	0.50%	0.69%
Non-performing loans to total loans	0.22%	0.28%	0.31%	0.45%	0.71%
Allowance for loan losses to total loans	0.85%	0.84%	0.94%	1.10%	1.23%

Capital Ratios:
Common equity Tier 1 capital (to risk-weighted assets)	14.82%	15.02%	16.77%	17.79%	19.05%
Total capital (to risk-weighted assets)	15.64%	15.84%	17.69%	18.85%	20.19%
Tier I capital (to risk-weighted assets)	14.82%	15.02%	16.77%	17.79%	19.05%
Tier I capital (to average assets)	13.25%	13.51%	14.94%	15.67%	17.11%

Other Data:
Number of full service offices	26	26	26	25	25
Full time equivalent employees	222	221	216	209	205

(1)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses and non-interest income.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Strategy

Our business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to our individual and business customers.

Highlights of our business strategy are discussed below:

Continuing to focus on commercial real estate ("CRE") lending. We have focused on the origination of commercial real estate loans, comprised of residential CRE and non-residential CRE.  Such loans comprise 92.2% of our total loan portfolio at June 30, 2018.  We have focused on this type of lending because the interest rates earned for such loans generally are higher than the prevailing rates for residential loans, resulting in a greater level of interest income potential.  We are also able to generate significantly higher fee income on such loans, particularly prepayment fees.  In addition, the repayment terms usually expose us to less interest rate risk than fixed-rate residential loans.  We generally incorporate one or more of the following features into our terms for CRE loans, thereby decreasing their interest rate risk: interest rates reset after five years or less at a predetermined spread to FHLB Advance rates; minimum stated interest rates; and balloon repayment date or maximum fixed-rate self-amortizing loan term of 20 years.  CRE loans are generally considered to have a greater amount of credit risk versus 1-4 family residential lending.  We have been able to mitigate these risks, we believe, primarily through our underwriting process.  We have been involved in residential CRE lending for over thirty years. While our actual origination volume will depend on market conditions, we intend to continue our emphasis on CRE lending.

Multifamily and CRE loans net, decreased $48.1 million when compared to 2017.   Loan growth has been below expectations.   While the Company has demonstrated an ability to grow its CRE portfolio for an extended period of time, significant impediments were encountered in fiscal 2018.  These hindrances included a lower level of loan volume as well as competitor loan terms and pricing.  In addition, prepayments of the existing loan portfolio have continued at an elevated rate.

Maintaining and increasing deposits. Increasing our level of deposits, particularly core deposits, is a critical strategic objective of the Company.  The features we utilize to accomplish this objective include the implementation of an incentive program that rewards branch personnel for attracting core deposit relationships, pricing strategies designed to attract funds and increase the number of customer relationships, programs specifically designed for the municipal deposit market and promotion of our status as a local community bank.  As a result of these efforts and external factors, we have achieved strong deposit growth.  Our total deposit balances grew $1.33 billion, or 84.4%, from June 30, 2014 to June 30, 2018.  More recently, our total deposit balances grew $58.7 million, or 2.1%, from June 30, 2017 to June 30, 2018.  In addition to continuing to attract new customers to Oritani Bank, we will also focus on cross-selling core deposit accounts to customers who have limited deposit services with Oritani Bank and seeking to further develop the relationship by providing quality customer service as well as strategically expanding our branch network through de novo branch branching.

Continuing to emphasize operating efficiencies and cost control. One of the hallmarks of our operations has been expense control as evidenced by an efficiency ratio of 34.8% for the year ended June 30, 2018.  Our efficiency ratio, as well as numerous other expense measurement ratios, have consistently outperformed peers.  We intend to maintain our posture on expense control while continuing to make prudent investments in our operations by effectively managing costs in a relation to revenues.

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

Comparison of Financial Condition at June 30, 2018 and June 30, 2017

Total Assets.  Total assets were relatively stable, increasing $29.4 million to $4.17 billion at June 30, 2018, from $4.14 billion at June 30, 2017.

Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) increased $1.3 million to $34.8 million at June 30, 2018, from $33.6 million at June 30, 2017.

Net Loans.  Loans, net decreased $25.8 million to $3.54 billion at June 30, 2018, from $3.57 billion at June 30, 2017.    See "Comparison of Operating Results for the Periods Ended June 30, 2018 and 2017-Total Interest Income" for discussion regarding loans balances.

Securities available for sale ("AFS").  Securities AFS decreased $53.2 million to $44.7 million at June 30, 2018, from $97.9 million at June 30, 2017.  The decrease is primarily due to the sale of $29.5 million in December, 2017. The securities sold were in a loss position and sold primarily to maximize the tax benefit associated with the loss. Principal payments also contributed to the decrease. No securities AFS were purchased in the 2018 fiscal year.

Securities held to maturity ("HTM").  Securities HTM increased $95.7 million to $335.4 million at June 30, 2018, from $239.6 million at June 30, 2017.  The increase is primarily due to purchases of $145.0 million exceeding principal payments.

Federal Home Loan Bank of New York ("FHLB") stock.  FHLB stock decreased $2.1 million to $30.4 million at June 30, 2018, from $32.5 million at June 30, 2017. FHLB stock holdings are required depending on several factors, including the level of borrowings with the FHLB. As FHLB borrowings decreased over the period, excess FHLB stock was redeemed.

Deferred Tax Assets.  Deferred tax assets decreased $11.8 million to $25.9 million at June 30, 2018, from $37.7 million at June 30, 2017. The reduction is primarily due to the revaluation of deferred tax assets and deferred tax liabilities necessitated by the "Tax Cuts and Jobs Act" (the "Act") in order to reflect the future impact of lower corporate tax rates on these deferred amounts.

Other Assets.  Other assets increased $21.2 million to $30.3 million at June 30, 2018, from $9.0 million at June 30, 2017. The increase is primarily due to the increase in fair value of the derivative portfolio.

Deposits.  Deposits increased $58.7 million to $2.92 billion at June 30, 2018, from $2.86 billion at June 30, 2017.  See "Comparison of Operating Results for the Periods Ended June 30, 2018 and 2017-Total Interest Expense" for discussion regarding deposit balances.

Borrowings.  Borrowings decreased $45.7 million to $596.4 million at June 30, 2018, from $642.1 million at June 30, 2017.  See "Comparison of Operating Results for the Periods Ended June 30, 2018 and 2017-Total Interest Expense" for discussion regarding borrowing amounts.

Stockholders' Equity.  Stockholders' equity increased $123,000 to $559.3 million at June 30, 2018, from $559.2 million at June 30, 2017.  The increase was primarily due to net income, the release of treasury shares in conjunction with stock option exercises and the release of ESOP shares, partially offset by dividends paid. The dividends paid included regular quarterly dividends of $0.25 per share paid on May 18, 2018 and February 23, 2018 and $0.175 per share paid on August 21, 2017 and November 20, 2017; as well as a special dividend of $0.45 per share paid on December 22, 2017. Based on our June 30, 2018 closing price of $16.20 per share, the Company stock was trading at 135.0% of book value.

Comparison of Operating Results for the Periods Ended June 30, 2018 and 2017
Net Income.  Net income decreased $6.3 million to $42.9 million for the twelve months ended June 30, 2018, from $49.1 million for the corresponding 2017 period.  Results for the twelve months ended June 30, 2018 were impacted by the  Act, which was signed into law on December 22, 2017. The Act required the Company to revalue its deferred tax assets and deferred tax liabilities to account for the future impact of lower corporate tax rates on these deferred amounts. This revaluation, in addition to other factors, resulted in a net charge of $8.9 million that was recognized as of December 31, 2017 and included in the results for the twelve months ended June 30, 2018. Results for the twelve months ended June 30, 2017 were impacted by a balance sheet restructure with an after tax cost of $13.9 million, as well as the sale of the Company's last remaining investment in real estate joint ventures. The resulting after tax gain on this sale was $13.6 million.

Total Interest Income.  The components of interest income for the years ended June 30, 2018 and 2017, changed as follows:

	Twelve Months Ended June 30,				Increase / (decrease)
	2018		2017			Average
	Income	Yield	Income	Yield	Income	Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$144,051	4.05%	$133,967	3.99%	$10,084	$201,405	0.06%
Dividends on FHLB stock	1,788	6.55%	1,834	5.19%	(46)	(8,021)	1.36%
Interest on securities AFS	1,504	2.14%	3,154	1.85%	(1,650)	(100,278)	0.29%
Interest on securities HTM	5,328	2.00%	3,500	1.86%	1,828	78,458	0.14%
Interest on federal funds sold and short term investments	155	1.34%	7	0.73%	148	10,600	0.61%
Total interest income	$152,826	3.88%	$142,462	3.80%	$10,364	$182,164	0.08%

The Company's primary strategic business objective is the organic growth of multifamily and commercial real estate loans.  However, the Company encountered significant obstacles in the execution of this strategy in fiscal 2018. The most noteworthy hindrance was, and remains, competitor loan terms and pricing.  This factor directly influenced the Company's lower level of loan volume and elevated level of prepayments. While Oritani has historically not been particularly competitive on loan structures with a fixed period greater than five years, Oritani has been very competitive on loan structures with a fixed period of five years or less. In fiscal 2018, Oritani's metrics for pricing such loans resulted in rates that were generally higher than those of some competitors. The Board and management ultimately determined that matching competitor rates presented undue risk to our future profitability and were willing to accept lower originations and higher prepayments. The Company is poised to return to historical levels of loan originations when market conditions improve.  The average balance of the loan portfolio increased $201.4 million, or 6.0%, for the twelve months ended June 30, 2018 versus the comparable 2017 period. However, when period end balances are utilized, loans, net decreased $25.8 million to $3.54 billion at June 30, 2018, from $3.57 billion at June 30, 2017.  Loan originations, purchases and payments for the twelve month ended June 30, 2018 totaled $470.7 million, $69.2 million and $566.8 million, respectively. Loan originations, purchases and payments for the twelve months ended June 30, 2017 totaled $732.0 million, $65.9 million and $365.4 million, respectively.

The yield on the loan portfolio increased 6 basis points (including prepayment penalties) and was flat (excluding prepayment penalties) for the year ended June 30, 2018 versus the comparable 2017 period.  Prepayment penalties totaled $5.3 million for the twelve months ended June 30, 2018 and $2.9 million for the twelve months ended June 30, 2017. Prepayment penalties increased annualized loan yield by 15 basis points in the 2018 period versus 9 basis points in the 2017 period.

The level of investment in FHLB stock is predicated on several factors and administered by FHLB.  The yield on this asset has increased as their dividend rate increased.  The average balance of securities available for sale decreased $100.3 million for the twelve months ended June 30, 2018 versus the comparable 2017 period, while the average balance of securities held to maturity increased $78.5 million over the same period.  The Company has been classifying the majority of new purchases as held to maturity.  These balances were also impacted by purchases and sales.

Total Interest Expense. The components of interest expense for the years ended June 30, 2018 and 2017, changed as follows:

	Twelve Months Ended June 30,				Increase / (decrease)
	2018		2017			Average
	Expense	Cost	Expense	Cost	Expense	Balance	Cost
	(Dollars in thousands)
Savings deposits	$455	0.25%	$391	0.23%	$64	$11,003	0.02%
Money market	9,038	1.10%	7,742	1.05%	1,296	81,235	0.05%
Checking accounts	4,955	0.66%	3,015	0.46%	1,940	91,486	0.20%
Time deposits	17,176	1.45%	13,523	1.33%	3,653	165,307	0.12%
Total deposits	31,624	1.08%	24,671	0.95%	6,953	349,031	0.13%
Borrowings	11,276	2.08%	13,180	1.83%	(1,904)	(176,357)	0.25%
Total interest expense	$42,900	1.23%	$37,851	1.14%	$5,049	$172,674	0.09%
Strong deposit growth remains a critical objective for the Company.  As detailed above, the average balance of deposits increased $349.0 million, or 13.5%, for the year ended June 30, 2018 versus the comparable 2017 period. The overall cost of deposits increased 13 basis points for the twelve months ended June 30, 2018 versus the comparable 2017 period. The increase is primarily due to market pressures. The cost of checking accounts increased 20 basis points over the year ended June 30, 2018. This category includes the majority of our municipal deposits. It was necessary to adjust the rates paid on these funds in order to maintain balances. Market pressures are expected to continue to increase the cost of our deposits.
The average balance of borrowings decreased $176.4 million for the twelve months ended June 30, 2018 versus the comparable 2017 period, while the cost increased 25 basis points. The increase in the average balance of deposits allowed the Company to reduce borrowings. The cost of borrowings has been impacted by the increased cost of overnight and short-term borrowings. The cost of overnight borrowings has increased as the federal discount rate has increased. Despite the increased cost of such borrowings, they remain a lower cost of funding than longer term borrowings. The company has decreased its usage of overnight borrowings, which has contributed to the overall increase in cost of borrowings. In addition, the increased cost of new longer term borrowings also contributed to the cost increase.

Net Interest Income Before Provision for Loan Losses.  Net interest income increased by $5.3 million to $109.9 million for the twelve months ended June 30, 2018, from $104.6 million for the twelve months ended June 30, 2017.  The Company's spread and margin for the fiscal year ended June 30, 2018 were 2.65% and 2.79%, respectively.  The spread and margin for the fiscal year ended June 30, 2017 were 2.66% and 2.79%, respectively.  These results were impacted by the increased level of prepayment penalty income in the 2018 periods.  The changes to spread and margin are illustrated in greater detail through the quarterly information provided in the table below. The table itemizes quarterly net interest income, and annualized spread and margin over the identified periods.

	Net Interest Income Before	Prepayment Penalty	Net Interest Income Before Provision, Excluding Prepayment	Including Prepayment Penalties		Excluding Prepayment Penalties
Quarter Ended	Provision	Income	Penalties	Spread	Margin	Spread	Margin
	(Dollars in thousands)
June 30, 2018	$27,721	$1,836	$25,885	2.65%	2.81%	2.47%	2.63%
March 31, 2018	26,953	553	26,400	2.60	2.74	2.54	2.68
December 31, 2017	27,608	1,638	25,970	2.67	2.81	2.50	2.64
September 30, 2017	27,644	1,289	26,355	2.68	2.82	2.55	2.68
June 30, 2017	26,287	236	26,051	2.54	2.68	2.52	2.66

The Company's spread and margin have been significantly impacted by prepayment penalties. Due to this situation, the chart above details results with and without the impact of prepayment penalties. Net interest income before provision for loan losses, excluding prepayment penalties, is a non-GAAP financial measure since it excludes a component (prepayment penalty income) of net interest income and therefore differs from the most directly comparable measure calculated in accordance with GAAP. The Company believes the presentation of this non-GAAP financial measure is useful because it provides information to assess the underlying performance of the loan portfolio since prepayment penalty income can be expected to change as interest rates change. While prepayment penalty income is expected to continue, fluctuations in the level of prepayment income are also expected. The level of prepayment income is generally expected to decrease as external interest rates increase since borrowers would have less of an incentive to refinance existing loans. However, the time period when these events occur may not align, and the specific behavior of borrowers is difficult to predict. The level of loan prepayments and prepayment income increased during fiscal 2018 despite a period of generally increasing interest rates.

The Company's spread and margin have been under pressure due to several factors including: the flattening treasury yield curve, modifications of loans within the existing loan portfolio; prepayments of higher yielding loans and investments, and increased funding costs.  The Company executed a previously disclosed balance sheet restructuring partially to counter a portion of the spread and margin compression resulting from these factors.

The Company's net interest income and net interest rate spread were negatively impacted in both periods due to the reversal of accrued interest income on loans delinquent more than 90 days.  The total of such income reversed was $198,000 for the twelve months ended June 30, 2018, and $283,000 for the twelve months ended June 30, 2017.

Provision for Loan Losses.  The Company recorded no provision for loan losses for the years ended June 30, 2018 or 2017.  A rollforward of the allowance for loan losses for the years ended June 30, 2018 and 2017 is presented below.

	Twelve months ended
	June 30,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$30,272	$29,951
Provisions charged to operations	—	—
Recoveries of loans previously charged off	407	409
Loans charged off	(117)	(88)
Balance at end of period	$30,562	$30,272

Allowance for loan losses to total loans	0.85%	0.84%
Net charge-offs to average loans outstanding	(0.01%)	(0.01%)

Delinquency and non performing asset information is provided below:
	6/30/2018	6/30/2017	6/30/2016	6/30/2015
	(Dollars in thousands)
Delinquency Totals
30 - 59 days past due*	$5,253	$1,374	$8,912	$2,535
60 - 89 days past due*	171	1,571	1,698	416
Nonaccrual	7,877	10,223	9,968	12,575
Total	$13,301	$13,168	$20,578	$15,526

Non Performing Asset Totals
Nonaccrual loans, per above	$7,877	$10,223	$9,968	$12,575
Real Estate Owned	1564	140	487	4,059
Total	$9,441	$10,363	$10,455	$16,634

Nonaccrual loans to total loans	0.22%	0.28%	0.31%	0.45%
Delinquent loans to total loans	0.37%	0.37%	0.65%	0.55%
Non performing assets to total assets	0.23%	0.25%	0.28%	0.50%
*Excludes non-accrual loans less than 90 days past due as they are included in the non-accrual total.

Delinquent loan and non performing asset totals continue to illustrate minimal credit issues at the Company.

Other Income.  Total other income decreased $13.4 million to $3.6 million for the twelve months ended June 30, 2018 from $17.0 million for the twelve months ended June 30, 2017.  The 2017 period included a net loss on termination of derivatives of $7.7 million and a loss on the sale of securities of $826,000 which were incurred in conjunction with a balance sheet restructure. The 2017 period also included a $20.9 million gain on the sale of real estate joint venture.

Other Expenses.  Total other expenses decreased $6.5 million to $39.5 million for the twelve months ended June 30, 2018, from $46.0 million for the twelve months ended June 30, 2017.  Expenses for the 2017 period were elevated as the Company incurred $5.2 million of prepayment penalties regarding the prepayment of FHLB advances in connection with a balance sheet restructure. Compensation, payroll taxes and fringe benefits decreased $2.3 million to $26.5 million for the twelve months ended June 30, 2018, from $28.9 million for the twelve months ended June 30, 2017. The decrease was primarily due to decreased benefit expenses partially offset by increased health insurance costs.  The accrual costs associated with several benefit plans decreased, including costs associated with the ESOP.  The decreased cost associated with the ESOP was primarily due to a decreased trading price of the Company's common stock.  In addition, the 2017 period included a portion of the amortization expense related to the Company's 2011 Equity Plan. The cost for the majority of the stock awards and stock options granted in conjunction with this plan fully amortized in August 2016. The 2018 period had significantly less expenses related to the amortization of this plan.

As disclosed in the Company's Form 10-Q for the quarterly period ended December 31, 2017, the Company entered into an informal agreement with regulators regarding Bank Secrecy Act and Anti-Money Laundering compliance matters.  The Company has incurred expenses associated with the remediation of these matters of $1.2 million for the twelve months ended June 30, 2018. These costs are included in other expenses and are primarily offset by decreases in the cost of real estate owned operations. The Company continues to expect that total costs associated with the remediation of these matters will not exceed approximately $2.0 million. In addition, there will be increases in compensation costs associated with compliance matters.

Income Tax Expense.  Income tax expense for the twelve months ended June 30, 2018 was significantly impacted by the Act. Income tax expenses for the twelve months period ended June 30, 2018 $31.1 million resulting in an effective tax rate of 42.0%. The effective tax rate for the twelve-month period was elevated due to adjustments that were necessitated by the Act. The effective federal tax rate prospectively is expected to be approximately 21.0%. The effective state rate prospectively is expected to increase due to recent legislation regarding New Jersey corporate taxes. An analysis of the legislative changes and the impact to the Company is being performed and will affect the September 2018 quarter. However, we have not completed our analysis and do not have an estimate of the impact at this time.  Income tax expenses for the twelve month period ended June 30, 2017 was $26.4 million (effective rate of 34.9%). The effective tax rates for all periods were impacted by the amount of excess tax benefit associated with the exercise or vesting of stock awards that occurred during the period.

Comparison of Operating Results for the Periods Ended June 30, 2017 and 2016
Net Income.  Net income decreased $3.2 million to $49.1 million for the twelve months ended June 30, 2017, from $52.3 million for the corresponding 2016 period.  The primary causes of the decrease in the 2017 period were due to atypical items.  Changes in net gains on sales of assets, FHLB prepayment penalties and net loss on termination of derivatives, net of their tax effect, accounted for the majority of the periodic disparities.   Several of these items pertain to the balance sheet restructures occurring in 2017 and 2016.  See additional details under "2017 Balance Sheet Restructure" and the Company's form 10K for the year ended June 30, 2017 for details of the "2016 Balance Sheet Restructure".  Return on average assets and average equity was 1.24% and 8.98% for the fiscal year ended June 30, 2017, respectively.  Return on average assets and average equity was 1.50% and 9.91% for the fiscal year ended June 30, 2016, respectively.

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

Similar restructure transactions were executed during the quarters ended June 30, 2016 and December 31, 2015.  The 2017 Balance Sheet restructure incurred total FHLBNY prepayment penalties and net loss on termination of derivatives of  $12.8 million as well as a loss on sale of securities of $826,000.  The 2016 Balance Sheet restructures incurred total FHLBNY prepayment penalties of $18.0 million and a gain on sale of securities of $990,000.

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

Provision for Loan Losses.  The Company recorded no provision for loan losses for the years ended June 30, 2017 and  2016.  A rollforward of the allowance for loan losses for the years ended June 30, 2017 and 2016 is presented below.

	Twelve months ended
	June 30,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$29,951	$30,889
Provisions charged to operations	—	—
Recoveries of loans previously charged off	409	9
Loans charged off	(88)	(947)
Balance at end of period	30,272	29,951

Allowance for loan losses to total loans	0.84%	0.94%
Net charge-offs to average loans outstanding	(0.01)%	0.03%

Delinquency and non performing asset information is provided below:
	6/30/2017	6/30/2016	6/30/2015	6/30/2014
	(Dollars in thousands)
Delinquency Totals
30 - 59 days past due*	$1,374	$8,912	$2,535	$3,411
60 - 89 days past due*	1,571	1,698	416	214
Nonaccrual	10,223	9,968	12,575	17,972
Total	$13,168	$20,578	$15,526	$21,597

Non Performing Asset Totals
Nonaccrual loans, per above	$10,223	$9,968	$12,575	$17,972
Real Estate Owned	140	487	4,059	3,850
Total	$10,363	$10,455	$16,634	$21,822

Nonaccrual loans to total loans	0.28%	0.31%	0.45%	0.71%
Delinquent loans to total loans	0.37%	0.65%	0.55%	0.85%
Non performing assets to total assets	0.25%	0.28%	0.50%	0.69%
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

	For the Years Ended June 30,
	2018			2017			2016
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$3,558,592	$144,051	4.05%	$3,357,187	$133,967	3.99%	$2,888,196	$125,427	4.34%
Securities available for sale	70,129	1,504	2.14%	170,407	3,154	1.85%	229,151	4,566	1.99%
Securities held to maturity	267,034	5,328	2.00%	188,576	3,500	1.86%	140,429	2,737	1.95%
Federal Home Loan Bank Stock	27,313	1,788	6.55%	35,334	1,834	5.19%	36,507	1,588	4.35%
Federal funds sold and short term investments	11,557	155	1.34%	957	7	0.73%	1,674	6	0.36%
Total interest-earning assets	3,934,625	152,826	3.88%	3,752,461	142,462	3.80%	3,295,957	134,324	4.08%
Non-interest-earning assets	203,782			196,441			182,675
Total assets	$4,138,407			$3,948,902			$3,478,632
Interest-bearing liabilities:
Savings deposits	$183,056	455	0.25%	$172,053	391	0.23%	$160,302	380	0.24%
Money market	820,985	9,038	1.10%	739,750	7,742	1.05%	654,899	5,034	0.77%
Checking accounts	752,430	4,955	0.66%	660,944	3,015	0.46%	449,905	1,666	0.37%
Time deposits	1,182,018	17,176	1.45%	1,016,711	13,523	1.33%	870,910	10,804	1.24%
Total deposits	2,938,489	31,624	1.08%	2,589,458	24,671	0.95%	2,136,016	17,884	0.84%
Borrowings	543,290	11,276	2.08%	719,647	13,180	1.83%	731,078	16,139	2.21%
Total interest-bearing liabilities	3,481,779	42,900	1.23%	3,309,105	37,851	1.14%	2,867,094	34,023	1.19%
Non-interest-bearing liabilities	95,815			92,447			83,579
Total liabilities	3,577,594			3,401,552			2,950,673
Stockholders' equity	560,813			547,350			527,959
Total liabilities and stockholders' equity	$4,138,407			$3,948,902			$3,478,632
Net interest income		$109,926			$104,611			$100,301
Net interest rate spread (2)			2.65%			2.66%			2.89%
Net interest-earning assets (3)	$452,846			$443,356			$428,863
Net interest margin (4)			2.79%			2.79%			3.04%
Ratio of interest-earning assets to interest-bearing liabilities			113.01%			113.40%			114.96%

(1)	Includes nonaccrual loans.
(2)	Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.
(3)	Net interest-earning assets represents total interest-earning assets less interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percent of average interest-earning assets for the period.

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

	Years Ended June 30,			Years Ended June 30,
	2018 vs 2017			2017 vs 2016
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(In thousands)
Interest-earning assets:
Loans, net	$8,037	$2,047	$10,084	$20,367	$(11,827)	$8,540
Securities available for sale	(1,856)	206	(1,650)	(1,171)	(241)	(1,412)
Securities held to maturity	1,456	372	1,828	938	(175)	763
Federal Home Loan Bank Stock	(416)	370	(46)	(51)	297	246
Federal Funds sold and short term investments	78	70	148	(3)	4	1
Total interest-earning assets	7,299	3,065	10,364	$20,081	$(11,943)	$8,138
Interest-bearing liabilities:
Savings accounts	25	39	64	28	(17)	11
Money market	850	446	1,296	652	2,056	2,708
Checking accounts	417	1,523	1,940	781	568	1,349
Time deposits	2,199	1,454	3,653	1,809	910	2,719
Total deposits	3,491	3,462	6,953	3,270	3,517	6,787
Borrowings	(3,230)	1,326	(1,904)	(252)	(2,707)	(2,959)
Total interest-bearing liabilities	261	4,788	5,049	3,018	810	3,828
Change in net interest income	$7,038	$(1,723)	$5,315	$17,063	$(12,753)	$4,310

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

We have sought to manage our interest rate risk in order to minimize the exposure of our earnings and capital to changes in interest rates. As part of our ongoing asset-liability management, we currently use the following strategies to manage our interest rate risk:

(i)	originating commercial real estate loans that generally tend to have shorter interest duration and generally have interest rates that reset at five years or less (see chart below);
(ii)	investing in shorter duration securities and mortgage-backed securities;
(iii)	obtaining general financing through FHLB advances with a fixed long term;
(iv)	utilizing interest rate swaps or other derivative instruments; and
(v)	obtaining long term financing through the use of listing services.

The chart below provides maturity/repricing information for the entire loan portfolio, the majority of which is comprised of multifamily and commercial real estate loans.

Loan Portfolio by Reprice/Maturity Date
At June 30, 2018
(Dollars in thousands)
		Weighted	% of Total	Cumulative
Repricing or Maturing Within:	Amount	Avg. Rate	Loans	Percent
Less than 1 year	$659,616	3.74%	18.43%	18.43%
1 - 3 years	1,322,469	3.54%	36.96%	55.39%
3 - 5 years	882,995	3.90%	24.68%	80.07%
5 -7 years	180,962	4.09%	5.06%	85.13%
7 - 10 years	191,829	4.61%	5.36%	90.49%
Greater than 10 years	340,473	4.46%	9.51%	100.00%
	$3,578,344	3.84%	100.00%

As of June 30, 2018, 80.07% of the portfolio mature or reprice in five years or less.

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

The table below sets forth, as of June 30, 2018, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest	Estimated	Estimated Increase (Decrease) in NPV			Increase (Decrease)
Rates (basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
	(Dollars in thousands)
200	$520,742	$($87,097)	(14.33)%	13.17%	(158)
100	565,112	$(42,727)	(7.03)%	13.99%	(76)
0	607,839	—	0.00%	14.75%	—
-100	641,192	$33,353	5.49%	15.29%	54

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2018 in the event of a 100 basis point decrease in interest rates, we would experience a 5.5% increase in net portfolio value.  In the event of 200 and 100 basis point increases in interest rates, we would experience a 14.3% decrease and a 7.0% decrease in net portfolio value, respectively.  These changes in net portfolio value are within the limitations established in our asset and liability management policies.  This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At June 30, 2018 and 2017, cash and cash equivalents totaled $34.8 million and $33.6 million, respectively.  Securities classified as available for sale, which provide additional sources of liquidity, totaled $44.7 million and $97.9 million at June 30, 2018 and 2017, respectively. A substantial majority of the investment portfolio, including securities available for sale, can be pledged to facilitate liquidity through a borrowing.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2018, we had $58.6 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $14.2 million in unused lines of credit to borrowers.  Time deposits due within one year of June 30, 2018 totaled $781.7 million, or 26.82% of total deposits. . If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and FHLB advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits.  We believe, however, based on past experience, that a significant portion of our time deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity currently is the origination of loans and the purchase of loans and securities. During the year ended June 30, 2018, loan originations and purchases totaled $470.7 million and $69.2 million, respectively.  During the year ended June 30, 2017, loan originations and purchases totaled $732.0 million and $65.9 million, respectively.  Security purchases during the years ended June 30, 2018 and 2017 totaled $145.0 million and $176.9 million, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances.  We experienced a net increase in total deposits of $58.7 million and $596.5 million for the fiscal years ended June 30, 2018 and 2017, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of New York, which provide an additional source of funds.  Borrowings reflected a net decrease of $45.7 million and $139.6 million during the fiscal years ended June 30, 2018 and 2017, respectively.  FHLB advances have primarily been used to fund loan demand and provide longer-term sources of funding.  At June 30, 2018, the Company had additional borrowing capacity of $898.9 million with the FHLB.

Oritani Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2018, Oritani Bank exceeded all regulatory capital requirements.  Oritani Bank is considered "well capitalized" under regulatory guidelines.  See "Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements" and Note 17 of the Notes to the Consolidated Financial Statements.

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

The Company's primary use of funds has been dividends to shareholders and repurchases of common stock.  The declarations of such dividends are at the discretion of the Company and the dividend amount could be reduced or eliminated if the payment of a dividend to shareholders would result in a liquidity concern.  The Company had previously secured external financing, a source of funds independent of the Bank.  At June 30, 2017, the Company had  $12.5 million in borrowings outstanding from another financial institution.  June 30, 2018 and 2017, the Company, on an unconsolidated basis, had cash and cash equivalents of $56.6 million and $24.4 million, respectively.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at June 30, 2018. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Federal Home Loan Bank advances	$193,735	$197,066	$169,076	$36,495	$596,372
Operating leases	769	1,173	395	34	2,371
Total	$194,504	$198,239	$169,471	$36,529	$598,743
Commitments to extend credit	$58,567	$—	$—	$—	$58,567
Unadvanced construction loans	$1,781	$—	$—	$—	$1,781
Unused lines of credit	$14,196	$—	$—	$—	$14,196

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

Oritani Financial Corp.'s management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2018.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).  Based on our assessment we believe that, as of June 30, 2018, the Company's internal control over financial reporting is effective based on those criteria.

Oritani Financial Corp.'s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company's internal control over financial reporting as of June 30, 2018. This report appears on page 55.

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

Information regarding director nominees, incumbent directors, executive officers, the Audit Committee of the board of directors, Audit Committee financial experts and procedures by which stockholders may recommend director nominees required by this item is set forth under "Proposal I Election of Directors" under the captions "Directors," "Executive Officers," "Nominees for Directors," "Continuing Directors," "Board Meetings and Committees," "Corporate Governance, Code of Ethics and Business Conduct" and "Procedures for the Consideration of Board Candidates Submitted by Stockholders" in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 20, 2018 and is incorporated herein by reference.

Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth under "General Information" under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 20, 2018 and is incorporated herein by reference.

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

The information required by this item is set forth under "Proposal 1 Election of Directors" under the captions "Compensation Committee," "Executive Compensation" and "Director Compensation" in the Proxy Statement for the Annual Meeting of Stockholders to be held on November 20, 2018 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management is set forth under "General Information" under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 20, 2018 and is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of June 30, 2018 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options (1)	Weighted Average Exercise Price (2)	Number of Securities Remaining Available for Issuance Under Plan
Equity compensation plans approved by stockholders	2,501,464	$12.05	263,407(3)
Equity compensation plans not approved by stockholders	—	—	—
	2,501,464	$12.05	263,407

(1)	Consists of outstanding stock options to purchase 2,501,464 shares of common stock granted under the Company's stock-base compensation plans.

(2)
The weighted average exercise price reflects the exercise price of $11.95 per share for 2,429,730 stock options granted in 2011; an exercise price of $14.55 per share for 27,334 stock options granted in 2012, an exercise price of $16.19 per share for 27,600 stock options granted in 2013, an exercise price of $15.42 per share for 12,800 stock options for granted in 2014, $15.65 per share for 4,000 stock options granted in 2016, and  we issued 70,000 options at an exercise price of  $14.50  per share in 2018 under the Company's stock-based compensation plans.

(3)	Represents the number of available shares that may be granted as stock options and stock awards under the Company's stock-based compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS, AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is set  forth under "Proposal I Election of Directors" under the caption "Director Independence" and "Transactions With Certain Related Persons" in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 20, 2018 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is set forth under "Proposal II Ratification of the Appointment of the Independent Registered Public Accounting Firm" in the Proxy Statement filed for the Annual Meeting of Stockholders to be held on November 20, 2018 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.
(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Balance Sheets—at June 30, 2018 and 2017
(C)	Consolidated Statements of Income—Years ended June 30, 2018, 2017 and 2016
(D)	Consolidated Statements of Comprehensive Income—Years ended June 30, 2018, 2017 and 2016
(E)	Consolidated Statements of Stockholders' Equity—Years ended June 30, 2018, 2017 and 2016
(F)	Consolidated Statements of Cash Flows—Years ended June June 30, 2018, 2017 and 2016
(G)	Notes to Consolidated Financial Statements.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Oritani Financial Corp.
Township of Washington, New Jersey

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Oritani Financial Corp. (the "Company") as of June 30, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years then ended, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in then ended in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/Crowe LLP

We have served as the Company's auditor since 2016.

Livingston, New Jersey
August 29, 2018

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Oritani Financial Corp.
Township of Washington, New Jersey:

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders' equity, and cash flows of Oritani Financial Corp. and subsidiaries (the Company) for the year ended June 30, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Oritani Financial Corp. and subsidiaries for the year ended June 30, 2016, in conformity with U.S. generally accepted accounting principles.

/s/KPMG LLP
Short Hills, New Jersey
 September 13, 2016

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
Assets	2018	2017
Cash on hand and in banks	$23,613	$33,252
Federal funds sold and short term investments	11,235	326
Cash and cash equivalents	34,848	33,578
Loans, net	3,540,903	3,566,703
Securities available for sale, at fair value	44,691	97,930
Securities held to maturity, fair value of $326,511 and $237,204, respectively.	335,374	239,631
Bank Owned Life Insurance (at cash surrender value)	98,438	95,946
Federal Home Loan Bank of New York ("FHLB") stock, at cost	30,365	32,504
Accrued interest receivable	11,261	10,620
Real estate owned	1,564	140
Office properties and equipment, net	13,455	13,909
Deferred tax assets, net	25,864	37,693
Other assets	30,276	9,030
Total Assets	$4,167,039	$4,137,684

Liabilities
Deposits	$2,915,128	$2,856,478
Borrowings	596,372	642,059
Advance payments by borrowers for taxes and insurance	24,169	23,496
Other liabilities	72,024	56,428
Total liabilities	3,607,693	3,578,461

Stockholders' Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 46,616,646 shares outstanding at June 30, 2018 and 45,992,366 shares outstanding at June 30, 2017	562	562
Additional paid-in capital	514,002	512,337
Restricted Stock Awards	(176)	(458)
Treasury stock, at cost; 9,628,419 shares at June 30, 2018 and 10,252,699 shares at June 30, 2017	(129,433)	(136,517)
Unallocated common stock held by the employee stock ownership plan	(16,631)	(18,407)
Retained income	179,799	198,186
Accumulated other comprehensive income, net of tax	11,223	3,520
Total stockholders' equity	559,346	559,223
Total Liabilities and Stockholders' Equity	$4,167,039	$4,137,684

See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income
Years ended June 30, 2018, 2017 and 2016

	Years ended June 30,
	2018	2017	2016
	(Dollars in thousands, except per share data)
Interest income:
Interest on mortgage loans	$144,051	$133,967	$125,427
Interest on securities available for sale	1,504	3,154	4,566
Interest on securities held to maturity	5,328	3,500	2,737
Dividends on FHLB stock	1,788	1,834	1,588
Interest on federal funds sold and short term investments	155	7	6
Total interest income	152,826	142,462	134,324
Interest expense:
Deposits (note 10)	31,624	24,671	17,884
Borrowings (note 12)	11,276	13,180	16,139
Total interest expense	42,900	37,851	34,023
Net interest income before provision for loan losses	109,926	104,611	100,301
Provision for loan losses (note 5)	—	—	—
Net interest income after provision for loan losses	109,926	104,611	100,301
Other income:
Service charges	1,119	881	949
Net income from investments in real estate joint ventures	—	769	1,177
Bank Owned Life Insurance income	2,492	2,618	2,718
Net (loss) gain on sale of securities	(324)	(826)	990
Net gain on sale of assets and loans	—	20,856	37,544
Net (loss)/gain on sale of real estate owned	(2)	—	328
Net loss on termination of derivatives	—	(7,670)	—
Other income	303	333	625
Total other income	3,588	16,961	44,331
Operating expenses:
Compensation, payroll taxes and benefits (notes 14 and 15)	26,532	28,862	33,774
Advertising	571	502	361
Office occupancy and equipment expense (notes 9 and 16)	3,195	3,178	3,002
Data processing service fees	2,029	2,213	2,030
Federal insurance premiums	1,200	1,350	1,649
FHLBNY prepayment penalties	—	5,169	17,988
Other expenses	5,977	4,772	4,999
Total operating expenses	39,504	46,046	63,803

Income before income tax expense	74,010	75,526	80,829
Income tax expense (note 11)	31,116	26,382	28,534
Net income	$42,894	$49,144	$52,295
Basic income per common share	$0.97	$1.14	$1.25
Diluted income per common share	$0.95	$1.10	$1.21

 See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
Years ended June 30, 2018, 2017 and 2016
(In thousands)

	Years ended June 30,
	2018	2017	2016
Net of tax:
Net income	$42,894	$49,144	$52,295
Other comprehensive income, net of tax:
Change in unrealized holding (loss) gain on securities available for sale	(745)	(1,593)	595
Reclassification adjustment for security losses (gains) included in net income	184	502	(562)
Change in unrealized gain (loss) on interest rate swaps	6,796	8,981	(7,916)
Reclassification adjustment for derivative losses included in net income	—	4,614	—
Amortization related to post-retirement obligations	21	246	129
Change in funded status of retirement obligations	347	842	(470)
Total other comprehensive income (loss)	6,603	13,592	(8,224)
Total comprehensive income	$49,497	$62,736	$44,071

See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity
Years ended June 30, 2018, 2017 and 2016
(Dollars in thousands)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Un- allocated common stock held by ESOP	Retained income	Accumu- lated other compre- hensive income (loss), net of tax	Total stock- holders' equity
Balance at June 30, 2017	45,992,366	$562	$512,337	$(458)	$(136,517)	$(18,407)	$198,186	$3,520	$559,223
Net income	—	—	—	—	—	—	42,894	—	42,894
Other comprehensive income, net of tax	—	—	—	—	—	—	—	6,603	6,603
Cash dividend declared ($1.30 per share)	—	—	—	—	—	—	(57,353)	—	(57,353)
Purchase of treasury stock	(492,458)	—	—	—	(7,834)	—	—	—	(7,834)
Compensation cost for stock options and restricted stock	—	—	178	—	—	—	—	—	178
ESOP shares allocated or committed to be released	—	—	1,728	—	—	1,776	—	—	3,504
Exercise of stock options	1,123,738	—	—	—	15,005	—	(2,874)	—	12,131
Vesting of restricted stock awards	—	—	(241)	195	—	—	46	—	—
Forfeiture of restricted stock awards	(7,000)	—	—	87	(87)	—	—	—	—
Reclassification related to adoption of ASU 2018-02	—	—	—	—	—	—	(1,100)	1,100	—
Balance at June 30, 2018	46,616,646	$562	$514,002	$(176)	$(129,433)	$(16,631)	$179,799	$11,223	$559,346

See accompanying notes to consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity, continued
Years ended June 30, 2018, 2017 and 2016
(Dollars in thousands)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Un- allocated common stock held by ESOP	Retained income	Accumu- lated other compre- hensive income (loss), net of tax	Total stock- holders' equity
Balance at June 30, 2015	44,012,239	$562	$508,999	$(8,088)	$(162,344)	$(22,803)	$203,192	$(1,848)	$517,670
Net income	—	—	—	—	—	—	52,295	—	52,295
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(8,224)	(8,224)
Cash dividend declared ($1.20 per share)	—	—	—	—	—	—	(50,007)	—	(50,007)
Purchase of treasury stock	(100,978)	—	—	—	(1,593)	—	—	—	(1,593)
Compensation cost for stock options and restricted stock	—	—	5,970	—	—	—	—	—	5,970
ESOP shares allocated or committed to be released	—	—	2,095	—	—	2,322	—	—	4,417
Exercise of stock options	1,332,159	—	—	—	17,704	—	(2,999)	—	14,705
Vesting of restricted stock awards	—	—	(3,887)	3,906	—	—	(19)	—	—
Forfeiture of restricted stock awards	(6,000)	—	—	73	(73)	—	—	—	—
Cumulative effect of change in accounting principle-adoption of ASU 2016-09	—	—	—	—	—	—	(33)	—	(33)
Balance at June 30, 2016	45,247,420	$562	$513,177	$(4,242)	$(146,173)	$(20,481)	$202,429	$(10,072)	$535,200
Net income	—	—	—	—	—	—	49,144	—	49,144
Other comprehensive income, net of tax	—	—	—	—	—	—	—	13,592	13,592
Cash dividend declared ($1.20 per share)	—	—	—	—	—	—	(51,850)	—	(51,850)
Purchase of treasury stock	(98,655)	—	—	—	(1,574)	—	—	—	(1,574)
Issuance of restricted stock awards	10,000	—	—	(133)	133	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	1,004	—	—	—	—	—	1,004
ESOP shares allocated or committed to be released	—	—	2,066	—	—	2,074	—	—	4,140
Exercise of stock options	833,601	—	—	—	11,097	—	(1,530)	—	9,567
Vesting of restricted stock awards	—	—	(3,910)	3,917	—	—	(7)	—	—
Balance at June 30, 2017	45,992,366	$562	$512,337	$(458)	$(136,517)	$(18,407)	$198,186	$3,520	$559,223

See accompanying notes to audited consolidated financial statements.

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended June 30, 2018, 2017 and 2016

	Years ended June 30,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$42,894	$49,144	$52,295
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	3,682	5,144	10,387
Tax benefit from stock-based compensation	1,122	1,430	2,118
Depreciation of premises and equipment	810	864	910
Net amortization and accretion of premiums and discounts on securities	1,170	1,322	1,145
Provision for losses on loans	—	—	—
Amortization and accretion of deferred loan fees, net	(2,692)	(2,262)	(3,371)
Decrease (increase) in deferred taxes	8,763	(982)	229
Loss (gain) on sale of securities	324	826	(990)
Gain on sale of real estate joint ventures and real estate investments	—	(20,856)	(37,544)
Net loss on termination of derivatives	—	7,670	—
Loss (gain) on sale of real estate owned	2	—	(328)
Writedown of real estate owned	—	215	250
Increase in cash surrender value of bank owned life insurance	(2,492)	(2,618)	(2,718)
Increase in accrued interest receivable	(641)	(677)	(677)
(Increase) decrease in other assets	(11,814)	20,194	(9,708)
Increase (decrease) in other liabilities	15,651	(22,195)	16,008
Net cash provided by operating activities	56,779	37,219	28,006
Cash flows from investing activities:
Net decrease (increase) in loans receivable	96,155	(366,559)	(273,846)
Purchase of mortgage loans	(69,227)	(65,925)	(98,845)
Purchase of securities available for sale	—	(66,222)	(42,213)
Purchase of securities held to maturity	(144,959)	(110,664)	(82,591)
Proceeds from payments, calls and maturities of securities available for sale	22,350	51,573	59,188
Proceeds from payments, calls and maturities of securities held to maturity	48,247	36,561	22,010
Proceeds from sales of securities available for sale	29,505	55,093	100,468
Proceeds from sales of securities held to maturity	—	1,995	—
Proceeds from sale of real estate owned	138	132	3,967
Proceeds from redemption of Federal Home Loan Bank stock	45,997	74,723	56,337
Purchase of Federal Home Loan Bank stock	(43,858)	(69,224)	(54,442)
Proceeds from sale of real estate joint ventures and real estate investments	—	25,318	38,614
Net increase in real estate held for investment	—	—	(23)
Net (increase) decrease in real estate joint ventures	—	(155)	648
Purchase of fixed assets	(356)	(419)	(835)
Net cash used by investing activities	(16,008)	(433,773)	(271,563)

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
Years Ended June 30, 2018, 2017 and 2016

	2018	2017	2016
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	$58,650	$596,475	$297,266
Net proceeds from issuance of common stock	12,131	9,567	14,705
Purchase of treasury stock	(7,834)	(1,574)	(1,593)
Dividends paid to shareholders	(57,353)	(51,850)	(50,007)
Increase in advance payments by borrowers for taxes and insurance	673	2,081	970
Proceeds from borrowed funds	82,683	144,130	353,433
Repayment of borrowed funds	(128,370)	(283,694)	(368,182)
Payment of employee taxes withheld from shared-based awards	(81)	(1,574)	(1,593)
Net cash (used in) provided by financing activities	(39,501)	413,561	244,999
Net increase in cash and cash equivalents	1,270	17,007	1,442
Cash and cash equivalents at beginning of period	33,578	16,571	15,129
Cash and cash equivalents at end of period	$34,848	$33,578	$16,571

Supplemental cash flow information:
Cash paid during the period for:
Interest	$42,770	$38,085	$34,475
Income taxes	$22,668	$30,103	$27,272
Noncash transfer
Loans receivable transferred to real estate owned	$1,564	$—	$317

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

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at June 30, 2018 and 2017, and in the Consolidated Statements of Income for the years ended June 30, 2018, 2017 and 2016. Actual results could differ significantly from those estimates.

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

Federal Home Loan Bank of New York Stock

The Bank, as a member of the Federal Home Loan Bank of New York ("FHLB"), is required to hold shares of capital stock in the FHLB in an amount based on the Bank's total investment in mortgage related assets and advances.  The requirement pertaining to mortgage related assets is a range from 0.10% to 0.25% of mortgage related assets, and is currently equal to 0.20%. The requirement pertaining to advances is a range from 4.0% to 5.0% of total advances, and is currently equal to 4.5%.  The stock is carried at cost.  In performing our other-than-temporary impairment analysis of FHLB stock, we evaluated, among other things, (i) its earnings performance, including the significance of any decline in net assets of the FHLB as compared to the regulatory capital amount of the FHLB, (ii) the commitment by the FHLB to make required dividend payments, and (iii) the liquidity position of the FHLB.  We do not consider this security to be impaired at June 30, 2018.  Both cash and stock dividends are reported as income.

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

When applying the treasury stock method for the years ended June 30, 2018 and 2017, we add the assumed proceeds from option exercises and the average unamortized compensation costs related to unvested shares of restricted stock and stock options.  We then divide this sum by our average stock price to calculate shares repurchased.  The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted EPS.  For the years ended June 30, 2016, we added: (1) the assumed proceeds from option exercises; (2) the tax benefit that would have been credited to additional paid-in capital assuming exercise of non-qualified stock options and vesting of shares of restricted stock; and (3) the average unamortized compensation costs related to unvested shares of restricted stock and stock options.  We then divided this sum by our average stock price to calculate shares repurchased.  The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted EPS.

Subsequent Events

The Company has evaluated events and transactions occurring subsequent to the consolidated statement of condition date of June 30, 2018, for items that should potentially be recognized or disclosed in these consolidated financial statements.  The evaluation was conducted through the date these consolidated financial statements were issued.

Reclassifications

Certain items previously reported have been reclassified to conform with the current period's reporting format.

(2) Stock Repurchase Program

On March 4, 2015, the Board of Directors of the Company authorized a fourth stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5% of the outstanding shares, or 2,205,451 shares.  As of June 30, 2018, a total of 13,277,681 shares were acquired under repurchase programs at a weighted average cost of $13.30 per share. The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company's liquidity and capital requirements, and alternative uses of capital. Repurchased shares are held as treasury stock and will be available for general corporate purposes.  The Company may also conduct repurchases through a Rule 10b5-1trading plan. At June 30, 2018, there are 1,888,851 shares yet to be purchased under the current repurchase plan.

(3) Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and in banks and federal funds sold and short term investments which are generally sold for one-day periods. There are no restrictions on the Company's cash and cash equivalents.

(4) Loans

A comparative summary of loans at June 30, 2018 and 2017 is as follows:

	June 30, 2018	June 30, 2017
	(In thousands)
Residential	$267,771	$253,310
Residential commercial real estate	2,005,315	1,945,297
Grocery/credit retail commercial real estate	497,708	535,567
Other commercial real estate	796,589	866,826
Construction and land loans	10,960	4,210
Total loans	3,578,343	3,605,210
Less:
Deferred loan fees, net	6,878	8,235
Allowance for loan losses	30,562	30,272
Net loans	$3,540,903	$3,566,703

At June 30, 2018 and 2017, the Company had fixed-rate mortgage commitments of $32.9 million and $2.2 million, respectively, and variable-rate mortgage commitments of $25.7 million and $65.5 million, respectively, which are not included in the accompanying consolidated financial statements. The rate range of the fixed rate commitments at June 30, 2018 was 3.75% to 5.50%. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. There is no exposure to credit loss in the event the other party does not exercise its right to borrow under the commitment.

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

The aggregate amount of loans to our executive officers, directors and their related entities was $21.5 million and $22.1 million  at June 30, 2018 and 2017, respectively.  We had $305,000 in new loans in 2018. New loans to executive officers, directors and their related entities for the fiscal year ended June 30, 2017 totaled $2.3 million. Repayments from executive officers, directors and their related entities for the fiscal year ended June 30, 2018 and 2017, totaled $864,000 and $13.6 million, respectively.  These loans were performing according to their original terms at June 30, 2018.

(5) Allowance for Loan Losses

The allowance for loan losses is the estimated amount considered necessary to cover probable and reasonably estimable incurred credit losses inherent in the loan portfolio at the balance sheet date. The allowance is established through the provision for loan losses that is charged against income. In determining the allowance for loan losses, we make significant estimates and, therefore, have identified the allowance as a critical accounting policy. The methodology for determining the allowance for loan losses is considered a critical accounting policy by management because of the high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the economic environment that could result in changes to the amount of the recorded allowance for loan losses.

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
• Collateral values, and
• Concentrations of credit.

In the process of determining appropriate reserve factors regarding historical charge-offs, both a look back period and loss emergence periods were utilized.  The look back period is the time frame used to measure historical charge-offs.  The look back period utilized by the Company was eight years.  The loss emergence period represents the estimated average time between when a loss event occurs and when such loss is specifically reserved or charged off by the Company.  The loss emergence period utilized by the Company varied by loan segment, and ranged from 12 to 33 months.

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

Our allowance for loan losses in recent years reflects probable incurred losses resulting from the actual growth in our loan portfolio, ongoing local and regional economic conditions and our overall levels of charge-offs, delinquencies, impaired loans and nonaccrual loans. We believe the allowance for loan losses at June 30, 2018 adequately reflects our portfolio credit risk, given our emphasis on commercial real estate lending and current market conditions.

Although we believe we have established and maintained the allowance for loan losses at adequate levels, adjustments may be necessary if future economic and other conditions differ substantially from the current operating environment.  Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the FDIC and the NJDOBI, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to them at the time of their examination. The most recent such examination was performed by the NJDOBI as of March 31, 2017.

Activity in the allowance for loan losses is summarized as follows:

	2018	2017	2016
	(In thousands)
Balance at beginning of year	$30,272	$29,951	$30,889
Provisions charged to operations	—	—	—
Recoveries	407	409	9
Loans charged off	(117)	(88)	(947)
Balance at end of year	$30,562	$30,272	$29,951

The following tables provide the twelve month activity in the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	Year ended June 30, 2018
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,261	$15,794	$3,000	$10,017	$200	$30,272
Charge-offs	(117)	—	—	—	—	(117)
Recoveries	150	—	—	225	32	407
Provisions	696	1,465	15	(2,414)	238	—
Ending balance	$1,990	$17,259	$3,015	$7,828	$470	$30,562

	Year ended June 30, 2017
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,300	$12,837	$3,646	$11,850	$318	$29,951
Charge-offs	(75)	—	—	(13)	—	(88)
Recoveries	—	—	—	409	—	409
Provisions	36	2,957	(646)	(2,229)	(118)	—
Ending balance	$1,261	$15,794	$3,000	$10,017	$200	$30,272

	Year ended June 30, 2016
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,521	$10,814	$4,042	$13,943	$569	$30,889
Charge-offs	(98)	—	—	(849)	—	(947)
Recoveries	—	—	—	9	—	9
Provisions	(123)	2,023	(396)	(1,253)	(251)	—
Ending balance	$1,300	$12,837	$3,646	$11,850	$318	$29,951

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at June 30, 2018 and 2017.

	At June 30, 2018
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,990	17,259	3,015	7,828	470	30,562
Total	$1,990	$17,259	$3,015	$7,828	$470	$30,562
Loans receivable:
Individually evaluated for impairment	$5,022	$—	$—	$4,181	$—	$9,203
Collectively evaluated for impairment	262,749	2,005,315	497,708	792,408	10,960	3,569,140
Total	$267,771	$2,005,315	$497,708	$796,589	$10,960	$3,578,343

	June 30, 2017
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for credit losses
Individually evaluated for impairment	$—	$—	$—	$43	$—	$43
Collectively evaluated for impairment	1,261	15,794	3,000	9,974	200	30,229
Total	$1,261	$15,794	$3,000	$10,017	$200	$30,272
Loans receivable:
Individually evaluated for impairment	$3,684	$—	$—	$10,173	$—	$13,857
Collectively evaluated for impairment	249,626	1,945,297	535,567	856,653	4,210	3,591,353
Total	$253,310	$1,945,297	$535,567	$866,826	$4,210	$3,605,210

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

The following table provides information about the loan credit quality at June 30, 2018 and 2017:

	Credit Quality Indicators at June 30, 2018
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$242,534	$18,731	$171	$6,335	$—	$267,771
Residential commercial real estate	1,981,781	21,952	1,582	—	—	2,005,315
Grocery/credit retail commercial real estate	494,723	—	2,985	—	—	497,708
Other commercial real estate	688,725	92,430	10,164	5,270	—	796,589
Construction and land loans	10,960	—	—	—	—	10,960
Total	$3,418,723	$133,113	$14,902	$11,605	$—	$3,578,343

	Credit Quality Indicators at June 30, 2017
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$229,481	$17,256	$1,571	$5,002	$—	$253,310
Residential commercial real estate	1,915,526	27,778	1,753	240	—	1,945,297
Grocery/credit retail commercial real estate	532,472	—	3,095	—	—	535,567
Other commercial real estate	725,714	107,249	15,551	18,312	—	866,826
Construction and land loans	4,210	—	—	—	—	4,210
Total	$3,407,403	$152,283	$21,970	$23,554	$—	$3,605,210

Included in loans are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of nonaccrual loans at June 30, 2018, 2017 and 2016 were $7.9 million, $10.2 million and $10.0 million, respectively. If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $198,000 and $283,000 and $555,000 for the years ended June 30, 2018, 2017, and 2016 respectively. The Company has no loans past due 90 days or more that are still accruing interest.

The following table summarizes the delinquency and accrual status of the loan portfolio at June 30, 2018 and 2017:

	At June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (1)
	(In thousands)
Residential	$2,696	$753	$5,213	$8,662	$259,109	$267,771	$6,335
Residential commercial real estate	1,582	—	—	1,582	2,003,733	2,005,315	—
Grocery/credit retail CRE	—	—	—	—	497,708	497,708	—
Other commercial real estate	1,009	—	136	1,145	795,444	796,589	1,542
Construction and land loans	—	—	—	—	10,960	10,960	—
Total	$5,287	$753	$5,349	$11,389	$3,566,954	$3,578,343	$7,877

	At June 30, 2017
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (2)
	(In thousands)
Residential	$1,243	$1,776	$614	$3,633	$249,677	$253,310	$1,556
Residential commercial real estate	240	—	—	240	1,945,057	1,945,297	—
Grocery/credit retail CRE	—	—	—	—	535,567	535,567	—
Other commercial real estate	606	—	1,897	2,503	864,323	866,826	8,667
Construction and land loans	—	—	—	—	4,210	4,210	—
Total	$2,089	$1,776	$2,511	$6,376	$3,598,834	$3,605,210	$10,223

(1)
Included in nonaccrual loans at June 30, 2018 are residential loans totaling $35,000 that were 30-59 days past due; residential loans totaling $582,000  that were 60-89 days past due; and residential loans totaling $504,000 and other CRE loans totaling $1.4 million that were less than 30 days past due.

(2)
Included in nonaccrual loans at June 30, 2017 are residential loans totaling $716,000 that were 30-59 days past due; residential loans totaling $205,000 that were 60-89 days past due; and residential loans totaling $21,000 and other CRE loans totaling $6.8 million that were less than 30 days past due.

Impaired loans at June 30, 2018, 2017 and 2016 were $9.2 million, $13.9 million and $13.2 million respectively.  There were no impaired loans with an allocation in the allowance for loan losses at June 30, 2018. The allocation in the allowance for loan losses for impaired loans at 2017 and 2016 were $43,000 on balances of $538,000 and $118,000 on balances of $487,000, respectively. Impaired loans with no related allowance at June 30, 2018, 2017 and 2016 were $9.2 million, $13.3 million and $12.7 million, respectively. The average balance of impaired loans was $8.9 million, $13.1 million and $13.4 million during the years ended June 30, 2018, 2017 and 2016, respectively. Interest income recognized on these loans for the years ended June 30, 2018, 2017 and 2016 was $450,000, $706,000 and $409,000, respectively.

The following table provides information about the Company's impaired loans at June 30, 2018 and 2017:

	Impaired Financing Receivables
	At June 30, 2018			Year ended June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$5,021	$5,022	$—	$4,614	$64
Other commercial real estate	4,018	4,181	—	4,317	386
	9,039	9,203	—	8,931	450

Total:
Residential	$5,021	$5,022	$—	$4,614	$64
Other commercial real estate	4,018	4,181	—	4,317	386
	$9,039	$9,203	$—	$8,931	$450
Cash basis interest income					415

	Impaired Financing Receivables
	At June 30, 2017			Year ended June 30, 2017
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$3,684	$3,684	$—	$3,655	$146
Other commercial real estate	9,635	9,635	—	8,848	560
	13,319	13,319	—	12,503	706
With an allowance recorded:
Other commercial real estate	$495	$538	$43	$554	$—
	495	538	43	554	—
Total:
Residential	$3,684	$3,684	$—	$3,655	$146
Other commercial real estate	10,130	10,173	43	9,402	560
	$13,814	$13,857	$43	$13,057	$706
Cash basis interest income					611

Troubled debt restructured loans ("TDRs") are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. The Company has selectively modified certain borrower's loans to enable the borrower to emerge from delinquency and keep their loans current. The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period. Management classifies all TDRs as impaired loans. Included in impaired loans at June 30, 2018 and 2017 are $1.9 million and $4.6 million, respectively, of loans which are deemed TDRs.

The following table presents additional information regarding the Company's TDRs as of June 30, 2018 and 2017:

	Troubled Debt Restructurings at June 30, 2018
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$174	$174
Other commercial real estate	309	1,407	1,716
Total	$309	$1,581	$1,890
Allowance	$—	$—	$—

	Troubled Debt Restructurings at June 30, 2017
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$178	$178
Other commercial real estate	362	4,070	4,432
Total	$362	$4,248	$4,610
Allowance	$—	$43	$43

The following tables summarize loans that were modified in a troubled debt restructuring during the years ended June 30, 2018 and 2017.  The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at June 30, 2018 and 2017, respectively.

	Year ended June 30, 2018
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Other commercial real estate	$1	$271	$249
Total	$1	$271	$249

	Year ended June 30, 2017
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Other commercial real estate	$2	$1,252	$1,167
Total	$2	$1,252	$1,167

	Year Ended June 30, 2016
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Other commercial real estate	$1	$3,385	$2,266
Total	$1	$3,385	$2,266

The relationship modified during the twelve months ended June 30, 2018, was restructured from interest only to a principal and interest amortizing loan through maturity in conjunction with a principal paydown from the borrower. Of the relationships modified during the twelve months ended June 30, 2017, one relationship was modified to provide interest only payments through maturity and the other relationship was granted a reduced rate. The relationship modified during the twelve months ended June 30, 2016 was granted an extended maturity in conjunction with a principal paydown from the borrower.

The identification of troubled debt restructured loans did not have a significant impact on the allowance for loan losses. In addition, there were no charge-offs as a result of the classication of these loans as troubled debt restructuring during the years ended June 30, 2018, 2017 and 2016. There were no payment defaults on loans modified as troubled debt restructurings within twelve months of modification during the years ended June 30, 2018, 2017 and 2016.

(6) Securities Held to Maturity

The following is a comparative summary of securities held to maturity at June 30, 2018 and June 30, 2017:

		June 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
U.S. Government and federal agency obligations
Due in less than one year	$1,750	$—	$23	$1,727
Due in one to five years	5,000	—	94	4,906
Mortgage-backed securities:
Residential MBS	220,057	23	5,965	214,115
Commercial MBS	13,035	—	421	12,614
CMO	85,488	35	2,398	83,125
Corporate Note
Due in five to ten years	10,044	—	20	10,024
	$335,374	$58	$8,921	$326,511

		June 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
U.S. Government and federal agency obligations
Due in one to five years	$6,750	$—	$54	$6,696
Mortgage-backed securities:
Residential MBS	141,990	81	1,391	140,680
Commercial MBS	13,473	112	83	13,502
CMO	77,418	—	1,092	76,326
	$239,631	$193	$2,620	$237,204

The contractual maturities of mortgage-backed securities held to maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any securities held to maturity during the year ended 2018. Proceeds from the sale of  securities held to maturity for the year ended June 30, 2017 were $2.0 million on securities with an amortized cost of $1.9 million, resulting in gross gains of $57,000. There were no gross losses for the year ended June 30, 2017.  The Company did not sell any securities held to maturity during the year ended June 30, 2016. The held to maturity securities sold had less than 15% of their original par remaining at the time of the sale. The Company did not record other than temporary impairment charges on securities held to maturity during the years ended June 30, 2018, 2017 and 2016. Securities with fair values of $9.1 million and $27.2 million at June 30, 2018 and 2017, respectively, were pledged as collateral for advances. There were no fair value of securities held to maturity pledged as collateral for cash flow hedge interest rate swaps at June 30, 2018. The fair value of securities held to maturity pledged as collateral for cash flow hedge interest rate swaps totaled $8.5 million at June 30, 2017. There were no held to maturity securities pledged for municipal deposits at June 30, 2018, as the company arranged for a municipal deposit letter of credit from the FHLBNY to collateralize our municipal deposits in the amount of $217.0 million. Held to maturity securities with fair values of $132.5 million were pledged for municipal deposits at June 30, 2017.

Gross unrealized losses on securities held to maturity and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and 2017 were as follows:

	June 30, 2018
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
U.S. Government and federal agency obligations	$—	$—	$6,633	$117	$6,633	$117
Mortgage-backed securities:
Residential MBS	188,281	4,646	24,712	1,319	212,993	5,965
Commercial MBS	8,290	224	4,324	197	12,614	421
CMO	9,106	279	48,211	2,119	57,317	2,398
Corporate Note	10,024	20	—	—	10,024	20
	$215,701	$5,169	$83,880	$3,752	$299,581	$8,921

	June 30, 2017
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
U.S. Government and federal agency obligations	$1,737	$13	$4,959	$41	$6,696	$54
Mortgage-backed securities:
Residential MBS	128,040	1,265	3,020	126	131,060	1,391
Commercial MBS	7,120	83	—	—	7,120	83
CMO	76,326	1,092	—	—	76,326	1,092
	$213,223	$2,453	$7,979	$167	$221,202	$2,620

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

(7) Securities Available for Sale

The following is a comparative summary of securities available for sale at June 30, 2018 and June 30, 2017:

	June 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$601	$964	$—	$1,565
Mortgage-backed securities:
Residential MBS	70	1	—	71
Commercial MBS	4,074	63	—	4,137
CMO	40,106	—	1,188	38,918
	$44,851	$1,028	$1,188	$44,691

	June 30, 2017
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Equity securities	$601	$897	$—	$1,498
Mortgage-backed securities:
Residential MBS	6,974	9	62	6,921
Commercial MBS	4,220	186	—	4,406
CMO	85,437	152	484	85,105
	$97,232	$1,244	$546	$97,930

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Proceeds from the sale of securities available for sale for the year June 30, 2018 were $29.5 million on securities with an amortized cost of $29.8 million, resulting in gross losses of $324,000. Proceeds from the sale of securities available for sale for the year June 30, 2017 were $55.1 million on securities with an amortized cost of $56.0 million, resulting in gross gains and gross losses of $28,000 and $911,000, respectively.  Proceeds from the sale of securities available for sale for the year June 30, 2016 were $100.5 million on securities with an amortized cost of $99.5 million, resulting in gross gains and gross losses of $993,000 and $3,000, respectively. There were no impairment charges on available for sale securities for the years ended June 30, 2018, 2017 and 2016.  The Equity securities caption relates to holdings of shares in financial institutions common stock.  Available for sale securities with fair values of $15.5 million and $31.6 million at June 30, 2018 and 2017, respectively, were pledged as collateral for advances.  There were no securities available for sale pledged as collateral for cash flow hedge interest rate swaps at June 30, 2018 and 2017. There were no available for sale securities pledged for municipal deposits at June 30, 2018, as the Company arranged for a municipal deposit letter of credit from the FHLBNY  to collateralize our municipal deposits  in the amount of $217.0 million. Available for sale securities with fair values of $59.5 million were pledged for municipal deposits at June 30, 2017.

Gross unrealized losses on securities available for sale and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and June 30, 2017 were as follows:

	June 30, 2018
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
CMO	$20,651	$444	$18,267	$744	$38,918	$1,188
	$20,651	$444	$18,267	$744	$38,918	$1,188

	June 30, 2017
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
Residential MBS	6,521	62	—	—	6,521	62
CMO	53,880	406	4,877	78	58,757	484
	$60,401	$468	$4,877	$78	$65,278	$546

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

(8) Accrued Interest Receivable

A summary of accrued interest receivable at June 30, 2018 and 2017 is as follows:

	2018	2017
	(In thousands)
Mortgage Loans	$10,446	$9,976
Investment Securities	815	644
	$11,261	$10,620

(9) Office Properties and Equipment

At June 30, 2018 and 2017, office properties and equipment, less accumulated depreciation and amortization, consist of the following:

	2018	2017
	(In thousands)
Cost:
Land	$4,171	$4,171
Buildings	10,073	10,073
Land and building improvements	5,698	5,470
Leasehold improvements	1,763	1,754
Furniture and equipment	6,282	6,451
Construction in progress	50	248
	28,037	28,167
Less accumulated depreciation and amortization	14,582	14,258
Office properties and equipment, net	$13,455	$13,909

Depreciation and amortization expense for the years ended June 30, 2018, 2017 and 2016 amounted to $810,000, $864,000 and $910,000, respectively.

At June 30, 2018, the Company and the Bank conducted business from its corporate headquarters in Washington Township, New Jersey, its lending offices in New York City and Cherry Hill, New Jersey and 25 full service branch offices located in Bergen, Hudson, Essex and Passaic counties, New Jersey.

(10) Deposits

Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. At June 30, 2018 and 2017, we had brokered deposits totaling $450.4 million and $510.4 million, respectively. We had no brokered time deposits at June 30, 2018. At  June 30, 2017, brokered deposits include brokered time deposits totaling $38.9 million having weighted average interest rate of 1.34%.  The brokered time deposits had weighted average maturity of 0.1 years at June 30, 2017.

Deposit balances are summarized as follows:

	2018		2017
	Amount	Weighted average cost	Amount	Weighted average cost
	(Dollars in thousands)
Checking accounts	$751,735	0.85%	$706,554	0.62%
Money market deposit accounts	763,003	1.13%	847,888	1.05%
Savings accounts	188,859	0.28%	177,896	0.23%
Time deposits	1,211,531	1.62%	1,124,140	1.34%
	$2,915,128	1.21%	$2,856,478	1.01%

Interest expense on deposits for the years ended June 30, 2018, 2017 and 2016 is summarized as follows:

	2018	2017	2016
	(In thousands)
Checking accounts	$4,955	$3,015	$1,666
Money market deposit accounts	9,038	7,742	5,034
Savings accounts	455	391	380
Time deposits	17,176	13,523	10,804
	$31,624	$24,671	$17,884

Time deposits at June 30, 2018 mature as follows (in thousands):

Year ending June 30:
2019	$781,699
2020	280,465
2021	69,340
2022	66,912
2023 and beyond	13,115
$1,211,531

Included in time deposits at June 30, 2018 and 2017 is $244.7 million and $221.8 million, respectively, of deposits of $250,000 and over.

(11) Income Taxes

Income tax expense (benefit) for the years ended June 30, 2018, 2017 and 2016 consists of the following:

	2018	2017	2016
	(In thousands)
Current:
Federal	$18,153	$24,641	$24,145
State	4,200	2,723	4,160
Total current	22,353	27,364	28,305
Deferred:
Federal	11,061	(776)	765
State	(2,298)	(206)	(536)
Total deferred	8,763	(982)	229
Total income tax expense	$31,116	$26,382	$28,534

A reconciliation between the provision for income taxes and the expected amount (computed by multiplying income before provision for income taxes times the applicable statutory federal income tax rate) for the years ended June 30, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
	(In thousands)
Income before provision for income taxes	$74,010	$75,526	$80,829
Applicable statutory federal income tax rate	28%	35%	35%
Computed "expected" federal income tax expense	20,723	26,434	28,290
Increase (decrease) in federal income tax expense resulting from:
State income taxes, net of federal benefit	2,339	1,636	2,356
Bank owned life insurance	(698)	(916)	(951)
ESOP fair market value adjustment	484	723	733
ESOP unallocated dividend	(631)	(455)	(403)
Non-deductible compensation	—	146	194
Stock based compensation	(1,122)	(1,430)	(2,118)
Impact of tax reform	10,165	—	—
Other items, net	(144)	244	433
Total income tax expense	$31,116	$26,382	$28,534

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

The effective tax rates for the years ended June 30, 2018, 2017 and 2016 were 42.04%, 34.93% and 35.30%, respectively. The effective tax rate for the years ended June 30, 2018 was elevated due to adjustments necessitated by the Act. The Company adopted ASU 2016-09 during the quarter ended June 30, 2016June 30, 2016, retroactively effective July 1, 2015.  As a result of the new guidance, excess tax benefits from exercise or vesting of share-based awards are now included as a reduction in income tax expense, as discrete items, in the period in which the exercise or vesting occurs.  This impacts the effective tax rate in each reporting period; however, these discrete items are not included in the projected annual effective tax rate calculation.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2018 and 2017 are as follows:

	2018	2017
	(In thousands)
Deferred tax assets:
Allowance for loan and real estate owned losses	$8,589	$12,101
Postretirement benefits	10,242	13,973
Accrued/deferred compensation	7,554	9,598
ESOP shares allocated or committed to be released	875	1,211
Stock compensation	1,914	3,772
Other than temporary loss on securities	64	96
State net operating loss carry forward	1,704	373
Other	494	271
Total deferred tax asset	31,436	41,395
Deferred tax liabilities:
Unrealized gain on securities available for sale	—	301
Unrealized gain on interest rate swap	5,158	2,776
Other	414	625
Total deferred tax liabilities	5,572	3,702
Net deferred tax asset	$25,864	$37,693

Sources of deferred taxes for the years ended June 30, 2018 and 2017 were due primarily to the difference in recognizing income and expenses for book purposes and tax purposes for various deferred loan fees, unrealized gains and losses on financial assets, uncollected interest on loans, accrued benefit costs, and book and tax depreciation.

At June 30, 2018, there are approximately $24.0 million of state net operating loss carryforwards available to offset future taxable income.  If not utilized, these carryforwards will begin to expire in 2036.  Based upon projections of future taxable income over the periods in which the net deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences and loss carryforwards and, therefore, has not established a valuation allowance.

At June 30, 2018, retained earnings includes approximately $15.1 million for which no provision for income tax has been made.  This amount represents an allocation of income to bad debt deductions for tax purposes only.  Under ASC 740, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders.  At June 30, 2018, the Company had an unrecognized tax liability of $4.5 million with respect to this reserve.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.  The Company did not have any material uncertain tax positions for the years ended June 30, 2018 and 2017.

The Company files income tax returns in the United States federal jurisdiction and in New Jersey, and New York city and state jurisdictions.  The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2014. The Company's federal return for the tax year ended December 31, 2015 is currently under audit. The Company's New York state tax return for the tax years ended December 31, 2015 and 2016 was audited during fiscal year 2018. The completion of the examination did not have a material impact on the Company's effective income tax rate. The accrual of these audit settlements marginally increased fiscal year 2018 tax expense and effective tax rate.

(12) Borrowings

As of June 30, 2018, we had total borrowings in the amount of $596.4 million with an estimated weighted average maturity of 2.4 years and a weighted average rate of 1.9%.  As of June 30, 2017, we had total borrowings in the amount of $642.1 million with an estimated weighted average maturity of 3.2 years and a weighted average rate of 1.6%. Borrowings primarily consist of advances from the FHLB and, to a lesser extent, advances from other financial institutions.  All of the borrowings at June 30, 2018 and 2017 were fixed rate, non-amortizing interest only borrowings.  The following table presents borrowings as of June 30, 2018 by stated maturity:

Stated Maturity

Year ending June 30:
2019	$193,735
2020	97,418
2021	99,648
2022	110,650
2023	58,426
2025	36,495
$596,372

At June 30, 2018, borrowings are secured by mortgage-backed securities and investment securities with a book value of $24.9 million and performing mortgage loans with an outstanding balance of $2.84 billion. The fair value of mortgage-backed securities and investment securities pledged as collateral for borrowings were $24.6 million and $58.8 million at June 30, 2018 and 2017, respectively. At June 30, 2018, the Company had additional borrowing capacity of $898.9 million with the FHLB.

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

At June 30, 2018, Oritani had entered into twenty three interest rate swap agreements with a total notional outstanding of $405.0 million. These agreements all feature exchanges of fixed for variable payments covering various hedging periods maturing between July 2, 2018 and June 26, 2025.   The Company is paying fixed rates on these swaps ranging from 0.59% to 1.90%, in exchange for receiving variable payments linked to one month LIBOR.

The following table presents information regarding our derivative financial instruments at June 30, 2018 and 2017.

		At June 30, 2018		At June 30, 2017
Balance Sheet Line Item		Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedge interest rate swaps
Gross unrealized gain	Other Assets	$405,000	$16,789	$450,000	$6,437
Gross notional / net fair value		$405,000	$16,789	$450,000	$6,437
Average rate paid for the year ended		1.96%		1.26%
Average rate received for the year ended		2.06%		0.72%
Weighted average maturity (in years)		3.9		5.4

The amounts recognized in interest expense related to cash flow hedge ineffectiveness were immaterial for the years ended June 30, 2018, 2017 and 2016. There were no accumulated net after-tax losses related to effective cash flow hedges in accumulated other comprehensive income at June 30, 2018 and 2017.  We had no securities pledged as collateral for the swaps at June 30, 2018. The fair value of securities pledged as collateral for the swaps at June 30, 2017 was $8.5 million.

Gains (losses) included in the consolidated statements of income and in comprehensive income, on a pre-tax basis, related to cash flow hedge interest rate swaps are as follows:

	Year ended June 30,
	2018	2017
Amount of gain (loss) reclassified from accumulated other comprehensive loss to interest expense	$133	$(2,523)
Amount of gain recognized in other comprehensive income	10,485	13,297
Amount of loss recognized in the consolidated statements of income	—	(7,670)

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

The funded status (fair value of the plan assets divided by funding target) as of July 1, 2017 and 2016 was 116.4% and 108.1%, respectively. The fair value of plan assets reflects any contributions received through June 30, 2017. The Company's contributions for the years ended June 30, 2018, 2017 and 2016 were $500,000, $500,000 and $500,000, respectively. The Company's contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the plan.

The Company has a savings incentive plan covering substantially all employees of the Company. Contributions are currently made by the Company in an amount equal to 50% of the first 6% of employee contributions. The contribution percentage is determined annually by the Board of Directors. Company contributions for the years ended June 30, 2018, 2017 and 2016 were $223,000, $219,000 and $193,000, respectively.

The Company has a nonqualified savings incentive plan covering certain eligible employees whose salary deferrals to the savings incentive plan are limited. Contributions to the nonqualified savings incentive plan are currently made by the Company in an amount equal to 50% of the first 6% of employee contributions to this plan with interest calculated at the greater of 9% or the Citibank prime rate of interest. For the years ended June 30, 2018, 2017, and 2016, interest was calculated at 9%. Interest expenses for the years ended June 30, 2018, 2017 and 2016 were $1,098,000, $974,000 and $820,000, respectively. The contribution percentage is determined annually by the Board of Directors. The deferrals and contributions are payable, with interest, at a future date. Until these payments are made, the obligations to the employees are a general liability of the Company. Company contributions for the years ended June 30, 2018, 2017 and 2016 were $115,000, $135,000 and $190,000, respectively. The total obligation under the nonqualified savings incentive plan that existed as of June 30, 2018, and 2017 was $13.1 million and $11.8 million, respectively.

The Company has a nonqualified Benefit Equalization Plan (BEP Plan) which provides benefits to employees who are disallowed certain benefits under the Company's qualified benefit plans. The Company recorded expenses associated with the BEP Plan of $80,000, $91,000 and $88,000 for the years ended June 30, 2018, 2017 and 2016, respectively.

The Company has a nonqualified Directors' Retirement Plan (the Retirement Plan). The Retirement Plan provides eligible directors an annual retirement benefit based on the monthly meeting fee at the time of the director's retirement, death, disability or a change in control. The Company recorded expenses of $338,000, $333,000 and $430,000 for the years ended June 30, 2018, 2017 and 2016, respectively, related to the Retirement Plan.

During 1999, the Company adopted a Post Retirement Medical Plan (the Medical Plan) for directors and certain eligible employees. The Medical Plan provides a medical retirement benefit at a cost to the Company limited to two times the premium at the time of the participant's retirement. Participants are required to contribute to the plan for excess premiums above the limitation. The Company recorded expenses of $270,000, $641,000 and $467,000 for the years ended June 30, 2018, 2017 and 2016, respectively, related to the Medical Plan.

During 2000, the Company adopted a Deferred Director's Fee Plan (the Deferred Fee Plan) for outside directors of the Company. Under the Deferred Fee Plan, directors may elect to defer the receipt of their board and committee fees. The fees are payable, with interest, at a predetermined future date. Interest is calculated at the greater of 9% or the Citibank prime rate of interest. For the years ended June 30, 2018, 2017 and 2016, interest was calculated at 9%. Interest expenses for the years ended June 30, 2018, 2017 and 2016 were $884,000, $791,000 and $694,000, respectively. Until these payments are made, the obligations to the directors are a general liability of the Company. The total obligation under the Deferred Fee Plan that existed as of June 30, 2018 and 2017 was $10.4 million and $9.4 million, respectively.

The following table sets forth information regarding the BEP Plan, the Retirement Plan and the Medical Plan at June 30, 2018 and 2017 (in thousands).

	BEP Plan		Retirement Plan		Medical Plan
	2018	2017	2018	2017	2018	2017
Change in benefit obligation:
Projected benefit obligation at beginning of the year	$1,386	$1,388	$5,858	$5,756	$5,567	$6,583
Service cost	—	—	130	151	59	57
Interest cost	45	39	208	182	211	234
Actuarial (gain) loss	(25)	(41)	(518)	(168)	41	(1,273)
Benefits paid	—	—	(90)	(63)	(76)	(34)
Discount rate change	—	—	—	—	—	—
Projected benefit obligation at end of the year	$1,406	$1,386	$5,588	$5,858	$5,802	$5,567
Reconciliation of plan assets
Fair value of plan assets at beginning of the year	$—	$—	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—	—	—
Employer contributions	—	—	90	63	76	34
Benefits paid	—	—	(90)	(63)	(76)	(34)
Fair value of plan assets at end of the year	$—	$—	$—	$—	$—	$—
Unfunded status at end of year	$1,406	$1,386	$5,588	$5,858	$5,802	$5,567

The unfunded BEP of $1.4 million and $1.4 million, Retirement Plan of $5.6 million and $5.9 million and Medical Plan of $5.8 million and $5.6 million at June 30, 2018 and 2017 respectively, are included in other liabilities in our consolidated balance sheet. The components of accumulated other comprehensive income related to pension and other postretirement benefits, on a pre-tax basis, at June 30, 2018 and 2017 are summarized in the following table (in thousands).

	BEP Plan		Retirement Plan		Medical Plan
	2018	2017	2018	2017	2018	2017
Net actuarial loss/(gain)	$238	$299	$(308)	$210	$461	$420
Total amounts recognized in accumulated other comprehensive income	$238	$299	$(308)	$210	$461	$420

Net periodic benefit costs for the years ended June 30, 2018, 2017 and 2016, as well as costs that are expected to be amortized into expense in fiscal 2019, are presented in the following table.

	BEP Plan			Retirement Plan			Medical Plan
	2018	2017	2016	2018	2017	2016	2018	2017	2016
	(In thousands)
Service cost	$—	$—	$—	$130	$151	$174	$59	$57	$77
Interest cost	45	39	48	208	182	227	211	234	235
Amortization of unrecognized:
Net loss	35	52	40	—	—	29	—	350	155
Total	$80	$91	$88	$338	$333	$430	$270	$641	$467
Amounts expected to be amortized into net periodic benefit cost in fiscal 2019:
Net loss	33			—			—
	$33			$—			$—
The weighted average actuarial assumptions used in the plan determinations at June 30, 2018, 2017 and 2016 were as follows:

	BEP Plan			Retirement Plan			Medical Plan
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Discount Rate	3.84%	3.34%	2.94%	4.01%	3.65%	3.23%	4.09%	3.82%	3.58%
Rate of compensation increase	—	—	—	2.25%	2.25%	2.00%	—	—	—
Medical benefits cost rate of increase	—	—	—	—	—	—	5.00%	5.00%	5.00%

Estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

	BEP Plan	Retirement Plan	Medical Plan
2019	$110	$303	$173
2020	110	302	243
2021	111	300	267
2022	111	297	267
2023	111	294	265
2024-2028	558	1,807	1,424

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have the following effects on post-retirement benefits (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$318	(231)
Effect on post retirement benefits obligation	$987	(785)

During 2005, the Company adopted an Executive Supplemental Retirement Income Agreement (the SERP) for the President/CEO of the Company.  The SERP provides a retirement benefit to the executive with a minimum payment period of 20 years upon his death, disability, normal retirement, early retirement or separation from service after a change in control. The SERP benefit is equal to 70% of the executive's average annual pre-retirement base salary and bonus, reduced by the benefits due to the executive through certain other benefit plans. The Company recorded expenses of $591,000, $1,219,000 and $1,492,000 for the years ended June 30, 2018, 2017 and 2016, respectively, related to the SERP.  The SERP is unfunded, and an accrued liability of $11.4 million and $10.8 million was recorded for this plan as of June 30, 2018 and 2017, respectively.

The Company invests in bank owned life insurance ("BOLI") to help offset the cost of employee benefits. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees with the Company as owner and beneficiary of the policies. BOLI is recorded at its cash surrender value and is classified as a non-interest earning asset. Increases in the carrying value, other than purchases, are recorded as non-interest income. At June 30, 2018 and 2017, the Company had $98.4 million and $95.9 million, respectively, in BOLI. Income earned on BOLI was $2.5 million, $2.6 million and $2.7 million for each of the years ended June 30, 2018, 2017 and 2016, respectively and is exempt from federal and state income taxes as long as the policies are held until the death of the insured individuals.

The Company has a nonqualified Executive Group Life Insurance Replacement Plan ("Split-Dollar") which provides life insurance benefits to certain eligible employees upon death while employed by the Company and upon death following termination of employment due to disability, retirement or change in control. Participants in the plan are entitled to up to two times their base annual salary, as defined by the plan. The Company recorded expenses of $105,000, $104,000 and $72,000 for the years ended June 30, 2018, 2017 and 2016, respectively, related to the Split-Dollar Plan. The accrued liability recorded for this plan as of June 30, 2018 and 2017 was $882,000 and $777,000, respectively.

(15) Stock Based Compensation

Employee Stock Ownership Plan

During 2006, the Company adopted an Employee Stock Ownership Plan (the ESOP). The ESOP is a tax-qualified plan designed to invest primarily in the Company's common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company's common stock. The ESOP purchased 2,384,466 shares of the Company's common stock in the Company's initial public offering at a price of $6.67  per share. In 2010, the ESOP refinanced the outstanding principal and interest balance on the original ESOP loan and purchased additional shares, in the open market, of 1,654,529 in conjunction with the Company's second step transaction at an average price of $10.36 during June 2010. The refinancing and new stock purchases were funded with a loan from the Company to the ESOP. The outstanding loan balance at June 30, 2018 and 2017 was $19.7 million and $21.4 million, respectively. The shares of Company's common stock purchased are pledged as collateral for the loan. Shares are released from the pledge for allocation to participants as loan payments are made. At June 30, 2018, shares allocated to participants were 1,957,114 since the plan inception and shares committed to be released were 168,152. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that were unallocated or not yet committed to be released totaled 1,913,728 at June 30, 2018 and had a fair value of $31.0 million. ESOP compensation expense for the years ended June 30, 2018, 2017, and 2016 was $3.5 million, $4.1 million and $4.4 million, respectively, representing the fair market value of shares allocated or committed to be released during the year.

The Company has also established an ESOP restoration plan and trust, which are non-qualified plans that provide supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan's benefit formula. The supplemental benefits consist of payments representing shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans. Compensation expense related to this plan amounts to $665,000, $547,000, and $630,000 million, for the years ended June 30, 2018, 2017, and 2016, respectively. The total obligation under the restoration plan as of June 30, 2018 and 2017 was $8.4 million and $8.2 million, respectively. The obligations to the executives are a general liability of the Company.

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

We recognize stock based compensation expense based on the grant-date fair value of those awards and options over the requisite service period in accordance with ASU16-09.  The Company adopted ASU 2016-09 during the quarter ended June 30, 2016, retroactively effective July 1, 2015.  As a result of the new guidance, excess tax benefits from exercise or vesting of share-based awards are included as a reduction in income tax expense in the period in which the exercise or vesting occurs and are presented as cash flows from operating activities.  Previously, excess tax benefits were recorded in additional paid-in capital and included as a cash inflow from financing activities.  Excess tax benefits recognized as a reduction of income tax expense for the years ended June 30, 2018, 2017, and 2016 totaled $1.1 million, $1.4 million and $2.1 million respectively.  The Company classified share-based compensation for employees and outside directors within "compensation, payroll taxes and benefits" in the consolidated statements of income to correspond with the same line item as the cash compensation paid.

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

The fair value of the options issued during the years ended June 30, 2018, 2017 and 2016 were estimated using the Black-Scholes options-pricing model with the following assumptions:

	2018	2017	2016
Option shares granted	70,000	20,000	20,000
Expected dividend yield	7.18%	5.35%	6.75%
Expected volatility	18.74%	20.81%	26.10%
Risk-free interest rate	2.75%	1.39%	2.03%
Expected option life	6.50	6.50	6.50

The Company recorded $41,000, $319,000 million and $2.1 million of share based compensation expense related to the options shares for the years ended June 30, 2018, 2017 and 2016, respectively.  Expected future expense related to the non-vested options outstanding at June 30, 2018 is $91,000 over a weighted average period of 4.0 years.  Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

The following is a summary of the Company's stock option activity and related information for its options plan as of June 30, 2018 and changes therein during the year then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2017	3,729,033	$2.59	$11.70	3.4
Granted	70,000	0.89	15.40	10.0
Exercised	(1,123,738)	2.39	10.79	1.1
Forfeited	(12,000)	1.64	15.89	7.8
Expired	(63,432)	2.27	11.36	1.6
Outstanding at June 30, 2018	2,599,863	$2.64	$12.16	3.4
Exercisable at June 30, 2018	2,501,464	$2.70	$12.05	3.2

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

The following is a summary of the status of the Company's restricted stock shares as of June 30, 2018 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2017	35,934	$15.60
Granted	—	—
Vested	(15,734)	15.33
Forfeited	(6,000)	15.89
Non-vested at June 30, 2018	14,200	$15.78

The Company recorded $137,000, $685,000 and $3.9 million for the years ended June 30, 2018, 2017 and 2016, respectively, of share based compensation expense related to the restricted stock share.  Expected future expense related to the non-vested restricted shares at June 30, 2018 is $203,000 over a weighted average period of 2.1 years.

(16) Commitments and Contingencies

In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. Certain facilities are occupied under long-term operating leases which expire on various dates. Certain leases also provide for renewal options. Total rent expense was $929,000, $918,000 and $836,000 for the years ended June 30, 2018, 2017 and 2016, respectively.

Aggregate minimum lease payments for the remainder of the leases are as follows (in thousands):

Year ending June 30:
2019	$769
2020	652
2021	521
2022	237
2023	158
Thereafter	34
$2,371

There were no outstanding commitments to purchase securities at June 30, 2018 and 2017.

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

FDIC regulations require banks to maintain minimum levels of regulatory capital.  Under the regulations in effect at June 30, 2018, the Bank and the Company are required to maintain (a) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (b) minimum ratios of common equity Tier 1, Tier 1 and total capital to risk-weighted assets of 6.0% and 8.0%, respectively.

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

On January 1, 2015, a final rule issued by the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies became effective which revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), adopted a uniform minimum leverage capital ratio of 4%, increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised and requires more stringent treatment of mortgage servicing assets and certain deferred tax assets. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.  The capital conservation buffer for 2018 is 1.875%.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FDIC about capital components, risk weightings and other factors.

Management believes that, as of June 30, 2018, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

The following is a summary of the Company's actual capital amounts and ratios as of June 30, 2018 and 2017, compared to the FRB minimum capital adequacy requirements.

	June 30, 2018
	Actual		Required
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$548,122	14.82%	$166,458	4.50%
Tier 1 capital (to risk-weighted assets)	548,122	14.82	221,945	6.00
Total capital (to risk-weighted assets)	578,685	15.64	295,926	8.00
Tier 1 Leverage capital (to average assets)	548,122	13.25	165,465	4.00
Capital conservation buffer	282,759	7.64	69,358	1.875

	June 30, 2017
	Actual		Required
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$555,703	15.02%	$166,443	4.50%
Tier 1 capital (to risk-weighted assets)	555,703	15.02	221,924	6.00
Total capital (to risk-weighted assets)	585,975	15.84	295,898	8.00
Tier 1 Leverage capital (to average assets)	555,703	13.51	164,562	4.00
Capital conservation buffer	290,077	7.84	46,234	1.250

The following is a summary of the Bank's actual capital amounts and ratios as of June 30, 2018 and 2017, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

	June 30, 2018
	Actual		Required		Well-Capitalized
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$470,857	12.73%	$166,431	4.50%	$240,401	6.50%
Tier 1 capital (to risk-weighted assets)	470,857	12.73	221,908	6.00	295,878	8.00
Total capital (to risk-weighted assets)	501,419	13.56	295,878	8.00	369,847	10.00
Tier 1 Leverage capital (to average assets)	470,857	11.38	165,438	4.00	206,797	5.00
Capital conservation buffer	205,541	5.56	69,346	1.875

	June 30, 2017
	Actual		Required		Well-Capitalized
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$521,414	14.10%	$166,440	4.50%	$240,413	6.50%
Tier 1 capital (to risk-weighted assets)	521,414	14.10	221,919	6.00	295,893	8.00
Total capital (to risk-weighted assets)	551,686	14.92	295,893	8.00	369,866	10.00
Tier 1 Leverage capital (to average assets)	521,414	12.68	164,533	4.00	205,666	5.00
Capital conservation buffer	255,793	6.92	46,233	1.250

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

Assets Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets measured at fair value on a recurring basis as of June 30, 2018 and June 30, 2017 by level within the fair value hierarchy. There were no transfers between levels within the fair value hierarchy during the year ended June 30, 2018.

	Fair Value as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$1,565	$1,565	$—	$—
Mortgage-backed securities available for sale
Residential MBS	71	—	71	—
Commercial MBS	4,137	—	4,137	—
CMO	38,918	—	38,918	—
Total securities available for sale	44,691	1,565	43,126	—

Interest rate swap	16,789	—	16,789	—
Total assets measured on a recurring basis	61,480	1,565	59,915	—

	Fair Value as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Securities available for sale:
Equity Securities	$1,498	$1,498	$—	$—
Mortgage-backed securities available for sale
Residential MBS	6,921	—	6,921	—
Commercial MBS	4,406	—	4,406	—
CMO	85,105	—	85,105	—
Total securities available for sale	97,930	1,498	96,432	—

Interest rate swap	6,437	—	6,437	—
Total assets measured on a recurring basis	104,367	1,498	102,869	—

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. The adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write downs of individual assets.

The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of June 30, 2018 and 2017 by level within the fair value hierarchy.

	Fair Value as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Other commercial real estate	$1,056	$—	$—	$1,056
Total impaired loans	1,056	—	—	1,056
Real estate owned
Other commercial real estate	1,564	—	—	1,564
Total real estate owned	1,564	—	—	1,564
Total assets measured on a nonrecurring basis	$2,620	$—	$—	$2,620

	Fair Value as of June 30, 2017	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Residential	$59	$—	$—	$59
Other commercial real estate	2,907	—	—	2,907
Total impaired loans	2,966	—	—	2,966
Real estate owned
Other commercial real estate	140	—	—	140
Total real estate owned	140	—	—	140
Total assets measured on a nonrecurring basis	$3,106	$—	$—	$3,106

Fair Value of Financial Instruments

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company's balance sheet at June 30, 2018 and 2017.  These tables exclude financial instruments for which the carrying amount approximates fair value.  Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, overnight borrowings, and accrued interest.

	At June 30, 2018		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	$335,374	$326,511	$—	$326,511	$—
Loans, net (1)	3,540,903	3,470,434	—	—	3,470,434
Financial liabilities:
Term deposits	1,211,531	1,219,558	—	1,219,558	—
Term borrowings	497,372	486,278	—	486,278	—
(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

	At June 30, 2017		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets:
Securities held to maturity	$239,631	$237,204	$—	$237,204	$—
Loans, net (1)	3,566,703	3,532,998	—	—	3,532,998
Financial assets:
Term deposits	1,124,140	1,134,628	—	1,134,628	—
Term borrowings	489,859	487,305	—	487,305	—
(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

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

Balance Sheets

	June 30,
	2018	2017
	(In thousands)
Assets:
Cash	$34	$51
Fed Funds Sold	56,552	24,440
ESOP loan	19,703	21,449
Securities available for sale, at fair value	1,565	1,498
Accrued Interest Receivable	440	399
Investment in Subsidiaries	481,412	524,413
Other assets	—	37
Total Assets	$559,706	$572,287
Liabilities and Equity
Borrowings	—	12,500
Other liabilities	360	564
Total Equity	559,346	559,223
Total Liabilities and Equity	$559,706	$572,287

Statements of Income

	Year Ended June 30,
	2018	2017	2016
	(In thousands)
Interest on mortgage loans	$—	$—	$1,205
Interest on ESOP loan	845	815	838
Interest income on fed funds	377	295	176
Dividends/distributions from subsidiary	96,153	—	44,392
Gain on sale of securities	—	—	406
Other income	43	35	35
Equity in undistributed earnings of subsidiary	(53,243)	49,286	13,563
Total income	44,175	50,431	60,615
Interest on borrowings	67	404	405
Other expenses	1,375	1,016	979
Income before income tax expense	42,733	49,011	59,231
Income tax (benefit) expense	(161)	(133)	6,936
Net income	$42,894	$49,144	$52,295

Statements of Cash Flows

	Year Ended June 30,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$42,894	$49,144	$52,295
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities available for sale	—	—	(406)
Equity in undistributed earnings of subsidiary	53,243	(49,286)	(13,563)
(Increase) decrease in accrued interest receivable	(41)	12	118
Decrease in other assets	117	16	12
(Decrease) increase in other liabilities	(308)	121	(155)
Net cash provided by operating activities	95,905	7	38,301

Cash flows from investing activities
Proceeds from sale of securities available for sale	—	—	1,013
Principal collected on ESOP loan	1,746	2,129	2,469
Decrease in mortgage loans, net	—	—	31,616
Net cash provided by investing activities	1,746	2,129	35,098

Cash flows from financing activities
Dividends paid to shareholders	(57,353)	(51,850)	(50,007)
Purchase of treasury stock	(7,834)	(1,574)	(1,593)
Stock issued upon exercise of stock options	12,131	9,567	14,705
Repayment of long term debt	(12,500)	—	—
Cash used in financing activities	(65,556)	(43,857)	(36,895)
Net change in cash and equivalents	32,095	(41,721)	36,504
Cash at beginning of period	24,491	66,212	29,708
Cash at end of period	$56,586	$24,491	$66,212

(20) Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the fiscal years ended June 30, 2018 and 2017.

	Fiscal 2018 Quarter Ended
	September 30	December 31	March 31	June 30
	(Dollars in thousands)
Selected Operating Data:
Interest income	$37,920	$38,052	$37,561	$39,293
Interest expense	10,276	10,444	10,608	11,572
Net interest income	27,644	27,608	26,953	27,721
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	27,644	27,608	26,953	27,721
Other income	971	623	979	1,015
Other expense	9,512	10,213	9,760	10,019
Income before income tax expense	19,103	18,018	18,172	18,717
Income tax expense	7,107	14,048	4,747	5,214
Net income	$11,996	$3,970	$13,425	$13,503
Basic Earnings per common share	$0.27	$0.09	$0.30	$0.30
Diluted Earnings per common share	$0.27	$0.09	$0.30	$0.30

	Fiscal 2017 Quarter Ended
	September 30	December 31	March 31	June 30(1)
	(Dollars in thousands)
Selected Operating Data:
Interest income	$34,060	$35,251	$36,586	$36,565
Interest expense	8,760	9,022	9,791	10,278
Net interest income	25,300	26,229	26,795	26,287
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	25,300	26,229	26,795	26,287
Other income	1,258	1,183	21,741	(7,338)
Other expense	10,268	11,058	9,893	14,710
Income before income tax expense	16,290	16,354	38,643	4,239
Income tax expense	5,679	4,978	14,377	1,348
Net income	$10,611	$11,376	$24,266	$2,891
Basic Earnings per common share	$0.25	$0.26	$0.56	$0.07
Diluted Earnings per common share	$0.24	$0.26	$0.54	$0.06
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

(21) Earnings Per Share

The following is a summary of the Company's earnings per share calculations and reconciliations of basic to diluted earnings per share.

	For the Years Ended June 30,
	2018	2017	2016
	(in thousands, except for per share data)
Net income	$42,894	$49,144	$52,295

Weighted average common shares outstanding—basic	44,226	43,263	41,864
Effect of dilutive non-vested shares and stock options outstanding	848	1,246	1,411
Weighted average common shares outstanding—diluted	45,074	44,509	43,275
Earnings per share-basic	$0.97	$1.14	$1.25
Earnings per share-diluted	$0.95	$1.10	$1.21

(22) Other Comprehensive Income

The components of comprehensive income, both gross and net of tax, are presented for the periods below (in thousands):

	Years ended June 30,
	2018	2017	2016
Gross:
Net income	$74,010	$75,526	$80,829
Other comprehensive income (loss)
Change in unrealized holding (loss) gain on securities available for sale	(1,182)	(2,795)	1,011
Reclassification adjustment for security losses (gains) included in net income	324	883	(990)
Change in unrealized gain (loss) on interest rate swaps	10,352	15,820	(13,936)
Amortization related to post-retirement obligations	35	402	224
Reclassification adjustment for derivative losses included in net income	—	8,112	—
Change in funded status of retirement obligations	503	1,482	(797)
Total other comprehensive income (loss)	10,032	23,904	(14,488)
Total comprehensive income	84,042	99,430	66,341
Tax applicable to:
Net income	31,116	26,382	28,534
Other comprehensive income (loss)
Change in unrealized holding (loss) gain on securities available for sale	(437)	(1,202)	416
Reclassification adjustment for security losses (gains) included in net income	140	381	(428)
Change in unrealized gain (loss) on interest rate swaps	3,556	6,839	(6,020)
Reclassification adjustment for derivative losses included in net income	—	3,498	—
Amortization related to post-retirement obligations	14	156	95
Change in funded status of retirement obligations	156	640	(327)
Total other comprehensive income (loss)	3,429	10,312	(6,264)
Total comprehensive income	34,545	36,694	22,270
Net of tax:
Net income	42,894	49,144	52,295
Other comprehensive income (loss)
Change in unrealized holding (loss) gain on securities available for sale	(745)	(1,593)	595
Reclassification adjustment for security losses (gains) included in net income	184	502	(562)
Change in unrealized gain (loss) on interest rate swaps	6,796	8,981	(7,916)
Reclassification adjustment for derivative losses included in net income	—	4,614	—
Amortization related to post-retirement obligations	21	246	129
Change in funded status of retirement obligations	347	842	(470)
Total other comprehensive income (loss)	6,603	13,592	(8,224)
Total comprehensive income	$49,497	$62,736	$44,071

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of tax, for the twelve months ended June 30, 2018 and 2017 (in thousands):

	Unrealized Holding Gains on Securities Available for Sale	Post Retirement Obligations	Unrealized Holding Gains on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss), Net of Tax
Balance at June 30, 2017	$438	$(569)	$3,651	$3,520
Net change	(561)	368	6,796	6,603
Reclassification due to adoption of ASU No. 2018-02	37	(113)	1,176	1,100
Balance at June 30, 2018	$(86)	$(314)	$11,623	$11,223

Balance at June 30, 2016	$1,529	$(1,657)	$(9,944)	$(10,072)
Net change	(1,091)	1,088	13,595	13,592
Balance at June 30, 2017	$438	$(569)	$3,651	$3,520

The following table sets forth information about the amount reclassified from accumulated other comprehensive income (loss) to the consolidated statement of income and the affected line item in the statement where net income is presented (in thousands).

		Year ended June 30,
Accumulated Other Comprehensive Income (Loss) Component	Affected line item in the Consolidated Statement of Income	2018	2017	2016
Reclassification adjustment for security losses (gains) included in net income	Net loss (gain) on sale of securities	$324	$883	$(990)
Reclassification adjustment for derivative losses included in net income	Net loss on termination of derivatives	—	8,112	—

Amortization related to post-retirement obligations (1)
Net loss		35	402	224
Compensation, payroll taxes and fringe benefits		35	402	224

Total before tax		359	9,397	(766)
Income tax expense (benefit)		154	4,035	(333)
Net of tax		$205	$5,362	$(433)

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

(24) Recent Accounting Pronouncements

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

In August 2017, the FASB issued ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities". The purpose of this updated guidance is to better align a company's financial reporting for hedging activities with the economic objectives of those activities.  The update is effective for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted.   The Company plans to adopt ASU 2017-12 during the first quarter of fiscal 2019.  The update requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption.   While the Company continues to assess all potential impacts of the standard, the Company does not expect the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting".  This update provides guidance about changes to terms or conditions of a share based payment award which would require modification accounting. In particular, an entity is required to account for the effects of a modification if the fair value, vesting condition or the equity/liability classification of the modified award is not the same immediately before and after a change to the terms and conditions of the award.  This update is effective on a prospective basis for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company  adopted this standard effective July 1, 2018 and does not expect the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

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

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory".  This update requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  This update is effective for fiscal years beginning after December 31, 2017, including interim periods within that year.  The Company adopted this standard effective July 1, 2018 and does not expect the adoption of this guidance will have a significant impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cashflows (Topic 230): Classification of Certain Cash Receipts and Cash Payments".  This update addresses eight specific cash flow issue with the objective of reducing existing diversity in practice.  This update is effective for fiscal years beginning after December 31, 2017, including interim periods within that year.  The Company adopted this standard effective July 1, 2018 and does not expect the update to materially impact the Company's statement of cash flows, although the classification of certain items could shift relative to past presentation.

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

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities", which is intended to improve the recognition and measurement of financial instruments.  The ASU revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value.  It also amends certain disclosure requirements associated with the fair value of financial instruments.  The disclosure of fair value of the loan portfolio will be impacted as the fair value will be calculated using an exit price.  The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.   The Company adopted this standard effective July 1, 2018. The Company recorded a cumulative effect adjustment for its equity instruments to the balance sheet as of July 1, 2018 in the amount of $658,000, representing the unrealized gain, net of tax at June 30, 2018. Going forward the fair value will be realized in the statement of income.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. In August 2015, the FASB issued ASU 2015-14 to defer for one year the effective date of the new revenue standard. The requirements are effective for annual periods and interim periods within fiscal years beginning after December 15, 2017. During 2016, the FASB issued further implementation guidance regarding revenue recognition. This additional guidance included clarification on certain principal versus agent considerations within the implementation of the guidance as well as clarification related to identifying performance obligations and licensing, assessing collectibility, presenting sales taxes, measuring noncash consideration, and certain transition matters. The Company adopted ASU 2014-09 on January 1, 2018 using the modified retrospective method.  The Company's primary revenue source is net interest income on financial instruments and, to a lesser extent, non-interest income  As the guidance does not apply to revenue associated with financial instruments, including loans, leases, securities and derivatives that are accounted for under other U.S. GAAP, the new revenue recognition standard does not have a material impact on the Company's Consolidated Financial Statements.  The Company's implementation efforts include the identification of revenue streams within the scope of the guidance, as well as the evaluation of revenue contracts.  While there were no material changes related to the timing or amount of revenue recognition, the guidance includes expanded disclosures to revenue which we are currently in the process of drafting.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of H.R. 1, commonly known as the Tax Cuts and Jobs Act of 2017 (the "Tax Act"), which was signed into law on December 22, 2017. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under Accounting Standards Codification Topic 740, Income Taxes.

(a)(2) Financial Statement Schedules
None.

(a)(3) Exhibits

3.1	Certificate of Incorporation of Oritani Financial Corp.*
3.2	Bylaws of Oritani Financial Corp.*
4	Form of Common Stock Certificate of Oritani Financial Corp.*
10.1	Employment Agreement between Oritani Financial Corp. and Kevin J. Lynch**, ******
10.2	Form of Employment Agreement between Oritani Financial Corp. and executive officers**, ******
10.3	Oritani Bank Director Retirement Plan***, ******
10.4	Oritani Bank Benefit Equalization Plan***, ******
10.5	Oritani Bank Executive Supplemental Retirement Income Agreement***, ******
10.6	Form of Employee Stock Ownership Plan***, ******
10.7	Director Deferred Fee Plan***, ******
10.8	Oritani Financial Corp. 2007 Equity Incentive Plan*****, ******
10.9	Oritani Financial Corp. 2011 Equity Incentive Plan****, ******
21	Subsidiaries of Registrant**
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

***
Incorporated by reference to Pre - Effective Amendment No. 1 to the Registration Statement on Form S-1/A of Oritani Financial Corp. (file No. 333-137309), originally filed with the Securities and Exchange Commission on October 27, 2006.

****	Incorporated by reference to the Companys Proxy Statement for the 2011 Special Meeting of Stockholders filed with the Securities and Exchange Commission on June 27, 2011 (file No. 001-34786).
*****	Incorporated by reference to the Companys Proxy Statement for the 2007 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 20, 2008 (file No. 001-33223).
******	Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORITANI FINANCIAL CORP.

Date:	August 29, 2018	By:	/s/ Kevin J. Lynch
Kevin J. Lynch
Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin J. Lynch	Director, Chief Executive Officer and President	August 29, 2018
Kevin J. Lynch	(Principal Executive Officer)

/s/ John M. Fields, Jr.	Director, Executive Vice President	August 29, 2018
John M. Fields, Jr.	and Chief Financial Officer

/s/ Ann Marie Jetton	Sr. Vice President and Principal	August 29, 2018
Ann Marie Jetton	Accounting Officer

/s/ Nicholas Antonaccio	Director	August 29, 2018
Nicholas Antonaccio

/s/ James J. Doyle, Jr.	Director	August 29, 2018
James J. Doyle, Jr.

/s/ Robert S. Hekemian, Jr.	Director	August 29, 2018
Robert S. Hekemian, Jr.

/s/ Harvey R. Hirschfeld	Director	August 29, 2018
Harvey R. Hirschfeld

/s/Judith Schumacher-Tilton	Director	August 29, 2018
Judith Schumacher-Tilton

/s/ John J. Skelly, Jr.	Director	August 29, 2018
John J. Skelly, Jr.