Form 10-Q
period 2018-09-30
Oritani Financial Corp
filed 2018-11-09
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

    YES  ☐    NO  ☒

As of November 9, 2018, there were 56,245,065 shares of the Registrant's common stock, par value $0.01 per share, issued and 45,492,935 shares outstanding.

Oritani Financial Corp.
FORM 10-Q

Index
Part I. Financial Information
Item 1. Financial Statements

Oritani Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2018	June 30, 2018
	(unaudited)	(audited)
Assets
Cash on hand and in banks	$24,241	$23,613
Federal funds sold and short term investments	4,322	11,235
Cash and cash equivalents	28,563	34,848
Loans, net	3,501,985	3,540,903
Equity securities	1,446	—
Debt securities available for sale, at market value	39,662	44,691
Debt securities held to maturity, fair value of $317,158 and $326,511, respectively	327,591	335,374
Bank Owned Life Insurance (at cash surrender value)	99,061	98,438
Federal Home Loan Bank of New York ("FHLB") stock at cost	27,304	30,365
Accrued interest receivable	11,892	11,261
Real estate owned	1,564	1,564
Office properties and equipment, net	13,323	13,455
Deferred tax assets, net	25,236	25,864
Other assets	32,663	30,276
Total Assets	$4,110,290	$4,167,039
Liabilities
Deposits	$2,924,025	$2,915,128
Borrowings	526,159	596,372
Advance payments by borrowers for taxes and insurance	24,604	24,169
Other liabilities	72,558	72,024
Total Liabilities	3,547,346	3,607,693
Stockholders' Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 46,619,858 shares outstanding at September 30, 2018 and 46,616,646 shares outstanding at June 30, 2018.	562	562
Additional paid-in capital	514,373	514,002
Non-vested restricted stock awards	(311)	(176)
Treasury stock, at cost; 9,625,207 shares at September 30, 2018 and 9,628,419 shares at June 30, 2018.	(129,429)	(129,433)
Unallocated common stock held by the employee stock ownership plan	(16,281)	(16,631)
Retained earnings	182,702	179,799
Accumulated other comprehensive income, net of tax	11,328	11,223
Total Stockholders' Equity	562,944	559,346
Total Liabilities and Stockholders' Equity	$4,110,290	$4,167,039

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Three months ended September 30,
	2018	2017
	(unaudited)
Interest income:
Interest on loans	$35,952	$35,837
Dividends on FHLB stock	448	485
Equity securities	10	12
Interest on debt securities available for sale	240	484
Interest on debt securities held to maturity	1,929	1,099
Interest on federal funds sold and short term investments	22	3
Total interest income	38,601	37,920
Interest expense:
Deposits	9,037	7,353
Borrowings	3,269	2,923
Total interest expense	12,306	10,276
Net interest income before provision for loan losses	26,295	27,644
Reversal of provision for loan losses	(2,000)	—
Net interest income after provision for loan losses	28,295	27,644
Non-interest income:
Fees and service charges	312	322
Bank-owned life insurance	624	646
Net losses recognized on equity securities	(119)	—
Other income	4	3
Total non-interest income	821	971
Non-interest expense:
Compensation and employee benefits	6,331	6,134
Advertising	143	142
Office occupancy and equipment expense	760	749
Data processing service fees	499	544
Federal insurance premiums	300	300
Other expenses	2,594	1,643
Total non-interest expense	10,627	9,512
Income before income tax expense	18,489	19,103
Income tax expense	5,092	7,107
Net income	$13,397	$11,996
Earnings per basic common share	$0.30	$0.27
Earnings per diluted common share	$0.30	$0.27

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended September 30,
	2018	2017
	(unaudited)
Net of tax:
Net income	$13,397	$11,996
Other comprehensive income
Change in unrealized holding loss on debt securities available for sale	(119)	(4)
Amortization related to post-retirement obligations	8	5
Net change in unrealized gain (loss) on interest rate swaps	874	(110)
Total other comprehensive income (loss)	763	(109)
Total comprehensive income	$14,160	$11,887

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Three months ended September 30, 2018 and 2017 (unaudited)
(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Non-vested restricted stock awards	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Total stockholders' equity
Balance at June 30, 2017	45,992,366	$562	$512,337	$(458)	$(136,517)	$(18,407)	$198,186	$3,520	$559,223
Net income	—	—	—	—	—	—	11,996	—	11,996
Other comprehensive loss , net of tax	—	—	—	—	—	—	—	(109)	(109)
Cash dividends declared ($0.175 per share)	—	—	—	—	—	—	(7,657)	—	(7,657)
Purchase of treasury stock	(763)	—	—	—	(13)	—	—	—	(13)
Compensation cost for stock options and restricted stock	—	—	51	—	—	—	—	—	51
ESOP shares allocated or committed to be released	—	—	337	—	—	346	—	—	683
Exercise of stock options	191,901	—	—	—	2,556	—	(337)	—	2,219
Vesting of restricted stock awards	—	—	(32)	24	—	—	8	—	—
Forfeiture of restricted stock awards	(7,000)	—	—	87	(87)	—	—	—	—
Balance at September 30, 2017	46,176,504	$562	$512,693	$(347)	$(134,061)	$(18,061)	$202,196	$3,411	$566,393

Balance at June 30, 2018	46,616,646	$562	$514,002	$(176)	$(129,433)	$(16,631)	$179,799	$11,223	$559,346
Net income	—	—	—	—	—	—	13,397	—	13,397
Other comprehensive income, net of tax	—	—	—	—	—	—	—	763	763
Cash dividends declared ($0.250 per share)	—	—	—	—	—	—	(11,134)	—	(11,134)
Purchase of treasury stock	(18,788)	—	—	—	(292)	—	—	—	(292)
Issuance of restricted stock awards	10,000	—	—	(135)	135	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	43	—	—	—	—	—	43
ESOP shares allocated or committed to be released	—	—	328	—	—	350	—	—	678
Exercise of stock options	12,000	—	—	—	161	—	(18)	—	143
Reclassification due to the adoption of ASU No. 2016-01	—	—	—	—	—	—	658	(658)	—
Balance at September 30, 2018	46,619,858	$562	$514,373	$(311)	$(129,429)	$(16,281)	$182,702	$11,328	$562,944

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Three months ended September 30,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net income	$13,397	$11,996
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	721	734
Tax benefit from stock-based compensation	1	3
Depreciation of premises and equipment	196	196
Net amortization and accretion of premiums and discounts on securities	324	297
Reversal of provision for loan losses	(2,000)	—
Amortization and accretion of deferred loan fees, net	(551)	(661)
Decrease (increase) in deferred taxes	595	(756)
Fair value adjustment for equity securities	119	—
Increase in cash surrender value of bank owned life insurance	(623)	(646)
Increase in accrued interest receivable	(631)	(751)
Increase in other assets	(1,438)	(615)
Increase in other liabilities	533	7,091
Net cash provided by operating activities	10,643	16,888
Cash flows from investing activities:
Net decrease in loans receivable	41,469	5,462
Purchase of debt securities held to maturity	(7,896)	(10,623)
Purchase of Federal Home Loan Bank stock	(12,563)	(10,736)
Proceeds from payments, calls and maturities of debt securities available for sale	3,285	7,500
Proceeds from payments, calls and maturities of debt securities held to maturity	15,381	11,261
Proceeds from redemption of Federal Home Loan Bank stock	15,624	15,427
Proceeds from sale of real estate owned	—	138
Purchase of fixed assets	(64)	—
Net cash provided by investing activities	55,236	18,429
Cash flows from financing activities:
Net increase in deposits	8,897	63,568
Purchase of treasury stock	(292)	(13)
Dividends paid to shareholders	(11,134)	(7,657)
Exercise of stock options	143	2,219
Increase (decrease) in advance payments by borrowers for taxes and insurance	435	(113)
Proceeds from borrowed funds	45,000	32,870
Repayment of borrowed funds	(115,213)	(128,652)
Payment of employee taxes withheld from shared-based awards	—	(13)
Net cash used in financing activities	(72,164)	(37,791)
Net decrease in cash and cash equivalents	(6,285)	(2,474)
Cash and cash equivalents at beginning of period	34,848	33,578
Cash and cash equivalents at end of period	$28,563	$31,104
Supplemental cash flow information:
Cash paid during the period for:
Interest	$12,210	$10,255
Income taxes	$5,079	$755

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

In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included.  The results of operations and other data presented for the three month period ended September 30, 2018 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2019.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for the preparation of the Form 10-Q.  The consolidated financial statements presented should be read in conjunction with the Company's audited consolidated financial statements and notes to consolidated financial statements included in the Company's June 30, 2018 Annual Report on Form 10-K, filed with the SEC on August 29, 2018.

The consolidated financial statements have been prepared in conformity with GAAP. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at September 30, 2018 and June 30, 2018 and in the Consolidated Statements of Income for the three months ended September 30, 2018 and 2017.  Actual results could differ significantly from those estimates.

A material estimate that is particularly susceptible to significant changes relates to the determination of the allowance for loan losses. The allowance for loan losses represents management's best estimate of losses known and incurred in the portfolio that are both probable and reasonable to estimate. While management uses the most current information available to estimate losses on loans, actual losses are dependent on future events and, as such, increases in the allowance for loan losses may be necessary.

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

The following is a summary of the Company's earnings per share calculations and reconciliation of basic to diluted earnings per share.

	Three months ended September 30,
	2018	2017
	(In thousands, except per share data)
Net income	$13,397	$11,996
Weighted average common shares outstanding—basic	44,640	43,897
Effect of dilutive stock options outstanding	632	1,043
Weighted average common shares outstanding—diluted	45,272	44,940
Earnings per share-basic	$0.30	$0.27
Earnings per share-diluted	$0.30	$0.27

For the three months ended September 30, 2018 and 2017 there were 1,677 and 1,322 option shares, respectively, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for those periods.

3. Stock Repurchase Program

On March 4, 2015, the Board of Directors of the Company authorized a fourth stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5% of the outstanding shares, or 2,205,451 shares.   As of September 30, 2018, there are 1,870,063 shares yet to be purchased under the current plan.   At  September 30, 2018, a total of  13,296,469  shares had been acquired under repurchase programs at a weighted average cost of  $13.30 per share.  The timing of the repurchases depend on certain factors, including but not limited to, market conditions and prices, the Company's liquidity and capital requirements, and alternative uses of capital.  Repurchased shares will be held as treasury stock and will be available for general corporate purposes.  The Company may conduct repurchases in accordance with a Rule 10b5-1 trading plan.

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

There were no options granted during the three months ended September 30, 2017. The fair value of options granted during the three months ended September 30, 2018 was estimated using the Black-Scholes options-pricing model with the assumptions in the following table.

Three Months Ended September 30, 2018
Option shares granted	20,000
Expected dividend yield	7.47%
Expected volatility	17.68%
Risk-free interest rate	2.82%
Expected option life (in years)	6.5

The following is a summary of the Company's stock option activity and related information as of September 30, 2018 and changes therein during the three months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2018	2,599,864	$2.64	$12.16	3.4
Granted	20,000	0.78	16.15	10.00
Exercised	(12,000)	2.71	11.95	3.0
Expired	(4,000)	2.65	14.55	4.4
Outstanding at September 30, 2018	2,603,864	$2.63	$12.21	3.2
Exercisable at September 30, 2018	2,485,464	$2.70	$12.05	2.9

The Company recorded $11,000 of share based compensation expense related to options for both the three months ended September 30, 2018 and 2017.  Expected future expense related to the non-vested options outstanding at September 30, 2018 is $96,000 over a weighted average period of 3.9 years.  Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

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

The following is a summary of the status of the Company's restricted stock shares as of September 30, 2018 and changes therein during the three months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2018	14,200	$15.78
Granted	10,000	16.15
Non-vested at September 30, 2018	24,200	$15.93

The Company recorded $32,000 and $40,000 of share based compensation expense related to the restricted stock shares for the three months ended September 30, 2018 and 2017, respectively.  Expected future expense related to the non-vested restricted shares at September 30, 2018 is $280,000 over a weighted average period of 3.1 years.

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

Net periodic benefit costs for the three months ended September 30, 2018 and 2017 are presented in the following table:

	Retirement Plan		BEP Plan		Medical Plan
	Three months ended September 30,
	2018	2017	2018	2017	2018	2017
	(In thousands)
Service cost	$31	$33	$—	$—	$11	$15
Interest cost	54	52	13	11	59	52
Amortization of unrecognized:
Net loss	—	—	8	9	—	—
Total	$85	$85	$21	$20	$70	$67

The service cost component of net periodic benefit cost is included in compensation and employee benefits on the Statements of Income. The other components of net periodic benefit cost, including interest cost and amortization of actuarial gain/loss are included in other expenses on the Statements of Income.

Index
6. Loans, net

Loans, net are summarized as follows:

	September 30, 2018	June 30, 2018
	(In thousands)
Residential	$272,291	$267,771
Residential commercial real estate	2,001,687	2,005,315
Grocery/credit retail commercial real estate	504,048	497,708
Other commercial real estate	755,966	796,589
Construction and land loans	3,176	10,960
Total loans	3,537,168	3,578,343
Less:
Deferred loan fees, net	6,618	6,878
Allowance for loan losses	28,565	30,562
Loans, net	$3,501,985	$3,540,903

The Company's allowance for loan losses is analyzed quarterly and many factors are considered, including changes in the portfolio, delinquencies, nonaccrual loan levels, and other environmental factors.  There have been no material changes to the allowance for loan loss methodology as disclosed in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 29, 2018.

The activity in the allowance for loan losses for the three months ended September 30, 2018 and 2017 is summarized as follows:

	Three months ended September 30,
	(In thousands)
	2018	2017
Balance at beginning of period	$30,562	$30,272
Reversal of provision for loan losses	(2,000)	—
Recoveries of loans previously charged off	3	152
Loans charged off	—	(22)
Balance at end of period	$28,565	$30,402

Index

The following table provides the three month activity in the allowance for loan losses allocated by loan category at September 30, 2018 and 2017. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	Three months ended September 30, 2018
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,990	$17,259	$3,015	$7,828	$470	$30,562
Charge-offs	—	—	—	—	—	—
Recoveries	3	—	—	—	—	3
Provisions	107	(1,825)	118	(52)	(348)	(2,000)
Ending balance	$2,100	$15,434	$3,133	$7,776	$122	$28,565

	Three months ended September 30, 2017
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,261	$15,794	$3,000	$10,017	$200	$30,272
Charge-offs	(22)	—	—	—	—	(22)
Recoveries	120	—	—	—	32	152
Provisions	(73)	(32)	196	(80)	(11)	—
Ending balance	$1,286	$15,762	$3,196	$9,937	$221	$30,402

Index

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at September 30, 2018 and June 30, 2018.

	At September 30, 2018
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,100	15,434	3,133	7,776	122	28,565
Total	$2,100	$15,434	$3,133	$7,776	$122	$28,565
Loans receivable:
Individually evaluated for impairment	$5,762	$—	$—	$4,058	$—	$9,820
Collectively evaluated for impairment	266,529	2,001,687	504,048	751,908	3,176	3,527,348
Total	$272,291	$2,001,687	$504,048	$755,966	$3,176	$3,537,168

	At June 30, 2018
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,990	17,259	3,015	7,828	470	30,562
Total	$1,990	$17,259	$3,015	$7,828	$470	$30,562
Loans receivable:
Individually evaluated for impairment	$5,022	$—	$—	$4,181	$—	$9,203
Collectively evaluated for impairment	262,749	2,005,315	497,708	792,408	10,960	3,569,140
Total	$267,771	$2,005,315	$497,708	$796,589	$10,960	$3,578,343

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

The following table provides information about the loan credit quality at September 30, 2018 and June 30, 2018:

	At September 30, 2018
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$247,180	$17,755	$356	$7,000	$—	$272,291
Residential commercial real estate	1,976,397	23,719	1,571	—	—	2,001,687
Grocery/credit retail commercial real estate	500,415	3,633	—	—	—	504,048
Other commercial real estate	660,427	77,899	11,776	5,864	—	755,966
Construction and land loans	3,176	—	—	—	—	3,176
Total	$3,387,595	$123,006	$13,703	$12,864	$—	$3,537,168

	At June 30, 2018
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$242,534	$18,731	$171	$6,335	$—	$267,771
Residential commercial real estate	1,981,781	21,952	1,582	—	—	2,005,315
Grocery/credit retail commercial real estate	494,723	—	2,985	—	—	497,708
Other commercial real estate	688,725	92,430	10,164	5,270	—	796,589
Construction and land loans	10,960	—	—	—	—	10,960
Total	$3,418,723	$133,113	$14,902	$11,605	$—	$3,578,343

Index

The following table provides information about loans past due at September 30, 2018 and June 30, 2018:

	At September 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (1)
	(In thousands)
Residential	$2,123	$717	$6,389	$9,229	$263,062	$272,291	$7,000
Residential commercial real estate	1,914	—	—	1,914	1,999,773	2,001,687	—
Grocery/credit retail commercial real estate	—	—	—	—	504,048	504,048	—
Other commercial real estate	11,474	—	692	12,166	743,800	755,966	2,083
Construction and land loans	—	—	—	—	3,176	3,176	—
Total	$15,511	$717	$7,081	$23,309	$3,513,859	$3,537,168	$9,083

	At June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (2)
	(In thousands)
Residential	$2,696	$753	$5,213	$8,662	$259,109	$267,771	$6,335
Residential commercial real estate	1,582	—	—	1,582	2,003,733	2,005,315	—
Grocery/credit retail commercial real estate	—	—	—	—	497,708	497,708	—
Other commercial real estate	1,009	—	136	1,145	795,444	796,589	1,542
Construction and land loans	—	—	—	—	10,960	10,960	—
Total	$5,287	$753	$5,349	$11,389	$3,566,954	$3,578,343	$7,877

(1)
Included in nonaccrual loans at September 30, 2018 are residential loans totaling $361,000 that were 60-89 days past due; residential loans totaling $250,000 that were 30-59 days past due; and other commercial real estate loans totaling $1.4 million that were less than 30 days past due.

(2)
Included in nonaccrual loans at June 30, 2018 are residential loans totaling $35,000 that were 30-59 days past due; residential loans totaling $582,000 that were 60-89 days past due; and residential loans totaling $504,000 and other commercial real estate loans totaling $1.4 million that were less than 30 days past due.

Index

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement.  Loans we individually classify as impaired include multifamily, commercial mortgage and construction loans with balances of $1.0 million or more, unless a condition exists for loans less than $1.0 million that would increase the Bank's potential loss exposure.  At September 30, 2018 impaired loans were primarily collateral-dependent and totaled $9.8 million, with no related allowance for credit losses.  At June 30, 2018 impaired loans were primarily collateral-dependent and totaled $9.2 million, with no related allowance for credit losses.

The following table provides information about the Company's impaired loans at September 30, 2018 and June 30, 2018:

	At September 30, 2018			At June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In thousands)
With no related allowance recorded:
Residential	$5,769	$5,762	$—	$5,021	$5,022	$—
Other commercial real estate	3,921	4,058	—	4,018	4,181	—
Total	$9,690	$9,820	$—	$9,039	$9,203	$—

The following tables present the average recorded investment and interest income recognized on impaired loans for the three months ended September 30, 2018 and 2017:

	Three months ended September 30,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$5,197	$18	$3,625	$36
Other commercial real estate	3,956	73	9,664	115
	9,153	91	13,289	151
With an allowance recorded:
Other commercial real estate	—	—	363	—

Total:
Residential	5,197	18	3,625	36
Other commercial real estate	3,956	73	10,027	115
	$9,153	$91	$13,652	$151
Cash basis interest income		$49		$128

Index

Troubled debt restructured loans ("TDRs") are those loans whose terms have been modified because of deterioration in the financial condition of the borrower.  The Company has selectively modified certain borrower's loans to enable the borrower to emerge from delinquency and keep their loans current.  The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company.  Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal.  Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period.  Management classifies all TDRs as impaired loans.  Included in impaired loans at September 30, 2018 and June 30, 2018, are $1.8 million and $1.9 million, respectively of loans which are deemed TDRs.

The following table presents additional information regarding the Company's TDRs as of September 30, 2018 and June 30, 2018:

	Troubled Debt Restructurings at September 30, 2018
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$172	$172
Other commercial real estate	275	1,391	1,666
Total	$275	$1,563	$1,838
Allowance	$—	$—	$—

	Troubled Debt Restructurings at June 30, 2018
	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$174	$174
Other commercial real estate	309	1,407	1,716
Total	$309	$1,581	$1,890
Allowance	$—	$—	$—

There were no loan relationships modified in a troubled debt restructuring during the three months ended September 30, 2018 and September 30, 2017.

There were no payment defaults on loans modified as troubled debt restructurings within twelve months of modification during the three months ended September 30, 2018 and 2017.

Index

7. Debt Securities

Debt Securities Held to Maturity

The following is a comparative summary of debt securities held to maturity at September 30, 2018 and June 30, 2018:

	At September 30, 2018
	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
	(In thousands)
U.S. Government and Federal agency obligations
Due in less than one year	$1,750	$—	$19	$1,731
Due in one to five years	5,000	—	93	4,907
Mortgage-backed securities:
Residential MBS	212,036	14	7,086	204,964
Commercial MBS	12,925	—	483	12,442
CMO	80,839	—	2,644	78,195
Corporate Note
Due in five to ten years	15,041	—	122	14,919
	$327,591	$14	$10,447	$317,158

	At June 30, 2018
	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
	(In thousands)
U.S. Government and Federal agency obligations
Due in less than one year	$1,750	$—	$23	$1,727
Due in one to five years	5,000	—	94	4,906
Mortgage-backed securities:
Residential MBS	220,057	23	5,965	214,115
Commercial MBS	13,035	—	421	12,614
CMO	85,488	35	2,398	83,125
Corporate Note
Due in five to ten years	10,044	—	20	10,024
	$335,374	$58	$8,921	$326,511

The contractual maturities of mortgage-backed securities held to maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any debt securities held to maturity during the three months ended September 30, 2018 and 2017.  Debt securities with fair values of $8.5 million and $9.1 million at September 30, 2018 and June 30, 2018, respectively, were pledged for advances.  There were no held to maturity debt securities pledged for cash flow hedge interest rate swaps at September 30, 2018 and June 30, 2018. There were no held to maturity debt securities pledged for municipal deposits at September 30, 2018 and June 30, 2018. The Company did not record other-than-temporary impairment charges on debt securities held to maturity during the three months ended September 30, 2018 and 2017.

Index
Gross unrecognized losses on debt securities held to maturity and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrecognized loss position at September 30, 2018 and June 30, 2018 were as follows:

	At September 30, 2018
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
	(In thousands)
U.S. Government and Federal agency obligations
Due in less than one year	$—	$—	$1,731	$19	$1,731	$19
Due in one to five years	—	—	4,907	93	4,907	93
Mortgage-backed securities:
Residential MBS	91,585	2,033	112,275	5,053	203,860	7,086
Commercial MBS	5,891	138	6,551	345	12,442	483
CMO	24,997	124	53,198	2,520	78,195	2,644
Corporate Note
Due in five to ten years	14,919	122	—	—	14,919	122
	$137,392	$2,417	$178,662	$8,030	$316,054	$10,447

	At June 30, 2018
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
	(In thousands)
U.S. Government and Federal agency obligations
Due in less than one year	$—	$—	$1,727	$23	$1,727	$23
Due in one to five years	—	—	4,906	94	4,906	94
Mortgage-backed securities:
Residential MBS	188,281	4,646	24,712	1,319	212,993	5,965
Commercial MBS	8,290	224	4,324	197	12,614	421
CMO	9,106	279	48,211	2,119	57,317	2,398
Corporate Note
Due in five to ten years	10,024	20	—	—	10,024	20
	$215,701	$5,169	$83,880	$3,752	$299,581	$8,921

Management evaluated the securities in the above tables and concluded that none of the securities with losses has impairments that are other-than-temporary.  The unrecognized losses on securities were caused by interest rate changes and market conditions.  Because the decline in fair value is attributable to changes in interest rates and market conditions and not credit quality, and because the Company has no intent to sell and believes it is not more than likely than not that it will be required to sell these securities until a market price recovery or maturity, these securities are not considered other-than-temporarily impaired.

Index
Debt Securities Available for Sale

The following is a comparative summary of debt securities available for sale at September 30, 2018 and June 30, 2018:

	At September 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Mortgage-backed securities:
Residential MBS	49	1	—	50
Commercial MBS	4,037	45	—	4,082
CMO	36,853	—	1,323	35,530
	$40,939	$46	$1,323	$39,662

	At June 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Mortgage-backed securities:
Residential MBS	70	1	—	71
Commercial MBS	4,074	63	—	4,137
CMO	40,106	—	1,188	38,918
Equity securities	601	964	—	1,565
	$44,851	$1,028	$1,188	$44,691

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any debt securities available for sale during the three months ended September 30, 2018 and 2017.   Available for sale debt securities with fair values of $14.7 million and $15.5 million at September 30, 2018 and June 30, 2018, respectively, were pledged for advances.  There were no available for sale debt securities pledged for cash flow hedge interest rate swaps at September 30, 2018 and June 30, 2018, respectively.  There were no available for sale debt securities pledged for municipal deposits at September 30, 2018 and June 30, 2018. There were no other-than-temporary impairment charges on available for sale debt securities for the three months ended September 30, 2018 and 2017.

Index
Gross unrealized losses on debt securities available for sale and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018 and June 30, 2018 were as follows:

	At September 30, 2018
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
CMO	$3,932	$20	$31,598	$1,303	$35,530	$1,323
	$3,932	$20	$31,598	$1,303	$35,530	$1,323

	At June 30, 2018
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
CMO	20,651	444	18,267	744	38,918	1,188
	$20,651	$444	$18,267	$744	$38,918	$1,188

Management evaluated the securities in the above tables and concluded that none of the securities with losses has impairments that are other-than-temporary.  The unrealized losses on securities were caused by interest rate changes and market conditions.  Because the decline in fair value is attributable to changes in interest rates and market conditions and not credit quality, and because the Company has no intent to sell and believes it is not more than likely than not that it will be required to sell these securities until a market price recovery or maturity, these securities are not considered other-than-temporarily impaired.

Equity Securities

Equity Securities are reported at fair value on the Company's Consolidated Balance Sheets. The Company's portfolio of equity securities  had an estimated fair value of $1.4 million as of September 30, 2018. There were no sales of equity securities at September 30, 2018.  Realized gains and losses from sales of equity securities as well as changes in fair value of equity securities still held at the reporting date are recognized in the Consolidated Statements of Income. The Company adopted FASB Accounting Standard Update ("ASU") 2016-01 on July 1, 2018 resulting in the cumulative-effect adjustment of $658,000 reflected in the consolidated statement of stockholders' equity. The Company recorded a net decrease in fair value of equity securities of $119,000 for the three months ended September 30, 2018. The update supersedes the guidance to classify equity securities with readily determinable fair values into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income rather than other comprehensive income.

Index

8. Deposits

Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. We had brokered deposits totaling $462.1 million and $450.4 million at September 30, 2018 and June 30, 2018, respectively.   Total municipal deposits were $516.4 million and $535.7 million at September 30, 2018 and June 30, 2018, respectively. Municipal deposits are secured by a Federal Home Loan Bank of New York municipal deposit letter of credit in the amount of $181.6 million and $217.0 million at September 30, 2018 and June 30, 2018, respectively.  As of September 30, 2018 and June 30, 2018, the aggregate amount of outstanding time deposits in amounts greater than $250,000 was $220.7 million and $244.7 million, respectively.

 Deposit balances are summarized as follows:

	September 30, 2018	June 30, 2018
	(In thousands)
Checking accounts	$731,043	$751,735
Money market deposit accounts	715,286	763,003
Savings accounts	238,347	188,859
Time deposits	1,239,349	1,211,531
	$2,924,025	$2,915,128

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

At September 30, 2018, Oritani had twenty two interest rate swap agreements with a total notional outstanding of $395.0 million.  These agreements all feature exchanges of fixed for variable payments covering various hedging periods maturing between December 2018 and June 2025.   The Company is paying fixed rates on these swaps ranging from 0.68% to 1.90%, in exchange for receiving variable payments linked to one month LIBOR.

The following table presents amounts included in the consolidated balance sheets related to the fair value of derivative financial instruments at September 30, 2018 and June 30, 2018.

		At September 30, 2018		At June 30, 2018
	Balance Sheet Line Item	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedge interest rate swaps
Gross unrealized gain	Other Assets	$395,000	$18,024	$405,000	$16,789
Gross notional / net fair value		$395,000	$18,024	$405,000	$16,789
Average rate paid		1.51%		1.96%
Average rate received		2.14%		2.06%
Weighted average maturity (years)		3.7		3.9

Index

Gains (losses) included in the consolidated statements of income and in comprehensive income, on a pre-tax basis, related to cash flow hedge interest rate swaps are as follows:

	Three Months Ended September 30,
	2018	2017
	(in thousands)
Amount of gain (loss) recognized in other comprehensive income	$1,851	$(426)
Amount of unrealized gain (loss) reclassified from accumulated other comprehensive loss to interest expense	616	(228)
Net change in unrealized gain (loss) on interest rate swaps, before taxes	$1,235	$(198)

Ineffectiveness recognized during the three months ended September 30, 2018 and 2017 was immaterial.   There were no accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss at September 30, 2018 and June 30, 2018, respectively. Amounts reported in accumulated other comprehensive loss related to cash flow interest rate swaps are reclassified to interest expense as interest payments are made.  There were no securities pledged for the swaps at September 30, 2018 and June 30, 2018.

10. Income Taxes

The Company files income tax returns in the United States federal jurisdiction and in New Jersey, and New York city and state jurisdictions. The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2014. The Company's federal return for the tax year ended December 31, 2015 is currently under audit.

The enactment of the Tax Cuts and Jobs Act on December 22, 2017 lowered the federal corporate income tax rate to 21% beginning in 2018 from a maximum rate of 35% in 2017. The benefit of the lower federal tax rate was partially offset by the impact of New Jersey ("NJ") tax legislation enacted on July 1, 2018 that imposes a temporary surtax of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. The legislation also requires mandatory unitary combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019. The Company reports earnings on a fiscal year basis and the increased income tax implications of the NJ legislation are partially recognized by the Company ratably over the course of the fiscal year ending June 30, 2019. The full impact of the legislation will be recognized in the fiscal year ending June 30, 2020.  The Company's estimated effective tax rate is expected to increase subsequent to the fiscal year ending June 30, 2019. The legislation required a revaluation of our deferred tax assets/liabilities based on the rates at which they are expected to reverse in the future. The revaluation of the Company's deferred tax balances resulted in a one-time non-cash charge of $477,000 which was included in income tax expense for the three months ended September 30, 2018.

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

Equity Securities

Our equity securities portfolio is carried at estimated fair value on a recurring basis, with any gains and losses reported in the Consolidated Statements of Income. The fair value of equity securities are based on quoted market prices (Level 1). The Company adopted FASB ASU 2016-01 on July 1, 2018.

Debt Securities

The Company records debt securities held to maturity at amortized cost and debt securities available for sale at fair value on a recurring basis. The majority of the Company's securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. The estimated fair values for securities are obtained from an independent nationally recognized third-party pricing service. Our independent pricing service provides us with prices which are primarily categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Pricing services may employ modeling techniques in determining pricing. Inputs to these models include market spreads, dealer quotes, prepayment speeds, credit information and the instrument's terms and conditions, among other things. Management compares the pricing to a second independent pricing source for reasonableness.

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

In connection with the adoption of ASU 2016-01 on July 1, 2018, the Company refined the methodology used to estimate the fair value of the loan portfolio using an exit price notion resulting in prior periods no longer being comparable. The exit price notion requires determination of the price at which willing market participants would transact at the measurement date under current market conditions depending on facts and circumstances, such as origination rates, credit risk, transaction costs, liquidity, and other adjustments.  The application of an exit price notion requires the use of significant judgment.   Estimated fair value for loans is determined using portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential, multifamily, commercial real estate, construction, land and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms.  At September 30, 2018,  estimated fair value of loans is determined using a discounted cash flow model that employs an exit discount rate that reflects the current market pricing for loans with similar characteristics and remaining maturity, adjusted by underwriting uncertainty, liquidity and credit discounts.  The June 30, 2018 estimated fair value  of  loans was determined using an entrance price methodology based only on the discounted value of contracted cash flows based on prevailing interest rates for loans with similar characteristics and remaining maturity. The Company classifies the estimated fair value of loans held for investment as Level 3.

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

Index

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and June 30, 2018 by level within the fair value hierarchy. There were no transfers between levels within the fair value hierarchy during the three months ended September 30, 2018.

	Fair Value as of September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$1,446	$1,446	$—	$—
Mortgage-backed securities available for sale
Residential MBS	50	—	50	—
Commercial MBS	4,082	—	4,082	—
CMO	35,530	—	35,530	—
Total debt securities available for sale	39,662	—	39,662	—

Interest rate swaps	18,024	—	18,024	—
Total assets measured on a recurring basis	$59,132	$1,446	$57,686	$—

	Fair Value as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$1,565	$1,565	$—	$—
Mortgage-backed securities available for sale
Residential MBS	71	—	71	—
Commercial MBS	4,137	—	4,137	—
CMO	38,918	—	38,918	—
Total debt securities available for sale	44,691	1,565	43,126	—

Interest rate swaps	16,789	—	16,789	—
Total assets measured on a recurring basis	$61,480	$1,565	$59,915	$—

Index

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. GAAP. The adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write downs of individual assets.

The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of September 30, 2018 and June 30, 2018 by level within the fair value hierarchy.

	Fair Value as of September 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Other commercial real estate	$1,048	$—	$—	$1,048
Total impaired loans	1,048	—	—	1,048
Real estate owned
Other commercial real estate	1,564	—	—	1,564
Total real estate owned	1,564	—	—	1,564
Total assets measured on a non-recurring basis	$2,612	$—	$—	$2,612

	Fair Value as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Other commercial real estate	$1,056	$—	$—	$1,056
Total impaired loans	1,056	—	—	1,056
Real estate owned
Other commercial real estate	1,564	—	—	1,564
Total real estate owned	1,564	—	—	1,564
Total assets measured on a non-recurring basis	$2,620	$—	$—	$2,620

Index

Estimated Fair Value of Financial Instruments

The following tables present the carrying amount, estimated fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company's balance sheet at September 30, 2018 and June 30, 2018. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, overnight borrowings, and accrued interest.

	September 30, 2018
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Debt securities held to maturity	$327,591	$317,158	$—	$317,158	$—
Loans, net	3,501,985	3,389,855	—	—	3,389,855
Financial liabilities:
Time deposits	1,239,349	1,246,203	—	1,246,203	—
Term borrowings	526,159	513,712	—	513,712	—

	June 30, 2018
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Debt securities held to maturity	$335,374	$326,511	$—	$326,511	$—
Loans, net	3,540,903	3,470,434	—	—	3,470,434
Financial liabilities:
Time deposits	1,211,531	1,219,558	—	1,219,558	—
Term borrowings	497,372	486,278	—	486,278	—

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

Index

12. Other Comprehensive Income

The components of comprehensive income, both gross and net of tax, are presented for the periods below (in thousands):

	Three months ended September 30,
	2018	2017
Gross:
Net income	$18,489	$19,103
Other comprehensive income
Change in unrealized holding loss on debt securities available for sale	(153)	(8)
Amortization related to post-retirement obligations	8	9
Net change in unrealized gain (loss) on interest rate swaps	1,235	(198)
Total other comprehensive income (loss)	1,090	(197)
Total comprehensive income	19,579	18,906
Tax applicable to:
Net income	5,092	7,107
Other comprehensive income
Change in unrealized holding loss on debt securities available for sale	(34)	(4)
Amortization related to post-retirement obligations	—	4
Net change in unrealized gain (loss) on interest rate swaps	361	(88)
Total other comprehensive income (loss)	327	(88)
Total comprehensive income	5,419	7,019
Net of tax:
Net income	13,397	11,996
Other comprehensive income
Change in unrealized holding loss on debt securities available for sale	(119)	(4)
Amortization related to post-retirement obligations	8	5
Net change in unrealized gain (loss) on interest rate swaps	874	(110)
Total other comprehensive income (loss)	763	(109)
Total comprehensive income	$14,160	$11,887

Index

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three months ended September 30, 2018 and 2017 (in thousands):

	Unrealized Holding (Loss) Gain on Debt Securities Available for Sale	Post Retirement Obligations	Unrealized Holding Gain (Loss) on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss), Net of Tax
Balance at June 30, 2018	$(86)	$(314)	$11,623	$11,223
Net change	(119)	8	874	763
Reclassification due to the adoption of ASU No. 2016-01	(658)	—	—	(658)
Balance at September 30, 2018	$(863)	$(306)	$12,497	$11,328

Balance at June 30, 2017	$438	$(569)	$3,651	$3,520
Net change	(4)	5	(110)	(109)
Balance at September 30, 2017	$434	$(564)	$3,541	$3,411

The following table sets forth information about the amount reclassified from accumulated other comprehensive income (loss) to the consolidated statement of income and the affected line item in the statement where net income is presented (in thousands).

Accumulated Other Comprehensive Income (Loss) Component	Affected line item in the Consolidated Statement of Income	Three months ended September 30, 2018	Three months ended September 30, 2017

Amortization related to post-retirement obligations (1)
Net loss		$8	$9
Other expenses		8	9

Total before tax		8	9
Income tax benefit		—	4
Net of tax		$8	$5

(1) These accumulated other comprehensive income (loss) components are included in the computations of net periodic benefit cost. See Note 5. Post-retirement Benefits.

Index

13. Revenue Recognition

Effective July 1, 2018 the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers ("Topic 606") and all subsequent ASUs that modified Topic 606. For further details on ASU No. 2014-09 see Note 14 - "Recent Accounting Pronouncements." The adoption of ASU No. 2014-09 did not have a material impact on the measurement or recognition of revenue as it does not apply to revenue associated with financial instruments, including revenue from loans and investment securities, which is the Company's primary source of revenue. In addition, certain non-interest income streams such as income on bank owned life insurance, gains on securities transactions, and other non-interest income are not in the scope of the guidance. The Company's revenue streams that are within the scope of Topic 606 include service charges on deposit accounts, ATM and card interchange fees, and sales of  OREO. However, the revenue recognition of these revenue streams did not change upon adoption of Topic 606 as our customer contracts generally do not have performance obligations and fees are assessed and collected as the transaction occurs.

The following table summarizes non-interest income for the periods indicated (in thousands):

	Three Months Ended September 30,
	2018	2017
	unaudited
Fees and service charges for customer services:
Service charges on deposits	125	122
ATM and card interchange fees	131	119
Service charges on loans	56	81
Total fees and service charges	312	322
Income on bank owned life insurance	624	646
Loss on securities transactions, net	(119)	—
Other	4	3
Total non-interest income	821	971

Service charges on deposit accounts include account maintenance fees, overdraft fees, insufficient fund fees, wire fees, and other deposit related fees.

ATM and card interchange fees, which include fees generated when a Bank cardholder uses a non-Bank ATM or a non-Bank cardholder uses a Bank ATM, and fees earned whenever the Bank's debit cards are processed through card payment networks such as Visa; as well as fees earned through partnering with a third party service firm to provide Oritani branded credit cards. The Company's performance obligation for service charges on deposit accounts and ATM and card interchange fees is satisfied as services are rendered and related revenue is recognized immediately or in the month of performance of services.

Out-of-scope non-interest income primarily consists of gains and losses on the sale of investments, loans, and derivatives, and service charges on loans such as loan prepayment fees and loan servicing fees.

Index

14. Recent Accounting Pronouncements

In August 2017, the FASB issued ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities". The purpose of this updated guidance is to better align a company's financial reporting for hedging activities with the economic objectives of those activities.  The update is effective for fiscal years beginning after December 15, 2018, with early adoption, including adoption in an interim period, permitted.   The Company plans to adopt ASU 2017-12 during the first quarter of fiscal 2019.  The update requires a modified retrospective transition method in which the Company will recognize the cumulative effect of the change on the opening balance of each affected component of equity in the statement of financial position as of the date of adoption.  The Company adopted ASU 2017-12 on July 1, 2018. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, "Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting".  This update provides guidance about changes to terms or conditions of a share based payment award which would require modification accounting. In particular, an entity is required to account for the effects of a modification if the fair value, vesting condition or the equity/liability classification of the modified award is not the same immediately before and after a change to the terms and conditions of the award.  This update is effective on a prospective basis for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company  adopted this standard effective July 1, 2018. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost." This update will require employers that sponsor defined benefit pension plans to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period.  Other components of the net periodic benefit cost will be presented separately from the service cost component.  This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company adopted this guidance effective July 1, 2018. The other components of net periodic benefit cost are presented as a component of other non-interest expense. The adoption resulted in a reclassification of $250,000 from compensation and employee benefits to other expenses for the three months ended September 30, 2017.

In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory".  This update requires that an entity recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs.  This update is effective for fiscal years beginning after December 31, 2017, including interim periods within that year.  The Company adopted this standard effective July 1, 2018. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cashflows (Topic 230): Classification of Certain Cash Receipts and Cash Payments".  This update addresses eight specific cash flow issue with the objective of reducing existing diversity in practice.  This update is effective for fiscal years beginning after December 31, 2017, including interim periods within that year.  The Company adopted this standard effective July 1, 2018. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements, nor was additional disclosure deemed necessary.

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

Index

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)".  This ASU requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current accounting treatment.  This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases.  For public business entities, this ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein.  Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  The Company is currently evaluating the impact of the adoption of this guidance on the Company's consolidated financial statements.  The Company expects a gross-up of its consolidated balance sheet as a result of recognizing lease liabilities and right of use assets; the extent of such gross-up is under evaluation.  As such, no conclusions have yet been reached regarding the potential impact upon adoption on the Company's consolidated financial statements, regulatory capital, and risk weighted assets; however, the Company does not expect the amendment to have a material impact on its results of operations.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. In August 2015, the FASB issued ASU 2015-14 to defer for one year the effective date of the new revenue standard. During 2016, the FASB issued further implementation guidance regarding revenue recognition. This additional guidance included clarification on certain principal versus agent considerations within the implementation of the guidance as well as clarification related to identifying performance obligations and licensing, assessing collectibility, presenting sales tax, measuring noncash consideration, and certain transaction matters. The requirements are effective for annual periods and interim periods within fiscal years beginning after December 15, 2017. The Company's primary revenue source is net interest income on financial instruments and, to a lesser extent, non-interest income. The guidance does not apply to revenue associated with loans (ASC310 Receivables) securities (ASC320 Debt and Equity Securities), derivatives (ASC 815 Derivatives and Hedging), leases (ASC 840/842), and bank owned life insurance ("BOLI") (ASC 325 Investments in insurance contracts), which are accounted for under U.S. GAAP. The Company adopted this standard effective July 1, 2018. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements, but resulted in additional footnote disclosures, including a disaggregation of certain categories of revenue (see Note 13 - "Revenue Recognition").

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

Index

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report contains certain "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements may be identified by reference to a future period or periods, or by use of forward looking terminology, such as "may," "will," "believe," 'expect," "estimate," 'anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms.  Forward looking statements are subject to numerous risks and uncertainties.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2018, include, but are not limited to, those related to the economic environment, particularly in the market areas in which Oritani Financial Corp. (the "Company") operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

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

Index
Comparison of Financial Condition at September 30, 2018 and June 30, 2018

Total Assets.  Total assets decreased $56.7 million to $4.11 billion at September 30, 2018, from $4.17 billion at June 30, 2018. The primary contributor to the decreased asset level was the contraction in loan balances.
Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) decreased $6.3 million to $28.6 million at September 30, 2018, from $34.8 million at June 30, 2018.

Net Loans. Loans, net decreased $38.9 million to $3.50 billion at September 30, 2018, from $3.54 billion at June 30, 2018. As discussed in "Comparison of Operating Results for the three months ended September 30, 2018 and 2017, Interest Income," our origination volume is below historical levels and loan principal payments remain elevated. While management has slightly adjusted loan pricing in order to increase originations, it currently appears likely there will be a further contraction of loan balances at December 31, 2018.   The Company has not had any recent significant changes regarding its underwriting standards. Delinquency and non performing asset information is provided below:

	9/30/2018	6/30/2018	3/31/2018	12/31/2017	9/30/2017
	(Dollars in thousands)
Delinquency Totals
30—59 days past due	$15,261	$5,253	$9,772	$3,166	$987
60—89 days past due	356	171	472	142	1,656
Nonaccrual	9,083	7,877	11,887	14,489	9,906
Total	$24,700	$13,301	$22,131	$17,797	$12,549
Non Performing Asset Totals
Nonaccrual loans, per above	$9,083	$7,877	$11,887	$14,489	$9,906
Real Estate Owned	1,564	1,564	636	—	—
Total	$10,647	$9,441	$12,523	$14,489	$9,906
Nonaccrual loans to total loans	0.26%	0.22%	0.33%	0.40%	0.28%
Delinquent loans to total loans	0.70%	0.37%	0.61%	0.49%	0.35%
Non performing assets to total assets	0.26%	0.23%	0.30%	0.35%	0.24%

Non-performing asset totals continue to illustrate minimal credit issues at the Company.  However, during the quarter, the total of loans 30-59 days past due increased significantly, primarily due to one larger loan that has had a history of delayed payments but is well collateralized and does not currently present any valuation concerns.
Debt securities available for sale. Debt securities AFS decreased $3.5 million to $39.7 million at September 30, 2018, from $43.1 million at June 30, 2018. The decrease is primarily due to principal payments.
Debt securities held to maturity. Debt securities HTM decreased $7.8 million to $327.6 million at September 30, 2018, from $335.4 million at June 30, 2018. The decrease is primarily due to principal payments.
Federal Home Loan Bank of New York ("FHLB") stock.  FHLB stock decreased $3.1 million to $27.3 million at September 30, 2018, from $30.4 million at June 30, 2018. FHLB stock holdings are required depending on several factors, including the level of borrowings with the FHLB. As FHLB borrowings decreased over the quarter, excess FHLB stock was redeemed.

Deposits.  Deposits balances were relatively stable at $2.92 billion, increasing $8.9 million over the quarter ended September 30, 2018. See "Comparison of Operating Results for the three months ended September 30, 2018 and 2017, Interest Expense" for additional information regarding deposit balances. The Company's loan to deposit ratio decreased to 119.8% at September 30, 2018.
Borrowings. Borrowings decreased $70.2 million to $526.2 million at September 30, 2018, from $596.4 million at June 30, 2018. See "Comparison of Operating Results for the three months ended September 30, 2018 and 2017, Interest Expense" for additional information regarding borrowing amounts.
Stockholders' Equity.  Stockholders' equity increased $3.6 million to $562.9 million at September 30, 2018, from $559.3 million at June 30, 2018. The increase was primarily due to net income and the release of treasury shares in conjunction with stock option exercises, partially offset by dividends. Based on our September 30, 2018 closing price of $15.55 per share, the Company stock was trading at 128.8% of book value.

Index
Average Balance Sheet for the Three Months Ended September 30, 2018 and 2017

The following table presents certain information regarding Oritani Financial Corp.'s financial condition and net interest income for the three months ended September 30, 2018 and 2017.  The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  We derived average balances from daily balances over the periods indicated.  Interest income includes fees that we consider adjustments to yields, including prepayment penalties.

	Average Balance Sheet and Yield/Rate Information For the Three Months Ended (unaudited)
	September 30, 2018			September 30, 2017
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$3,527,085	$35,952	4.08%	$3,565,102	$35,837	4.02%
Federal Home Loan Bank Stock	27,648	448	6.48%	29,989	485	6.47%
Equity securities	1,528	10	2.62%	1,492	12	3.22%
Debt securities available for sale	41,977	240	2.29%	93,872	484	2.06%
Debt securities held to maturity	333,989	1,929	2.31%	236,499	1,099	1.86%
Federal funds sold and short term investments	4,339	22	2.03%	959	3	1.25%
Total interest-earning assets	3,936,566	38,601	3.92%	3,927,913	37,920	3.86%
Non-interest-earning assets	204,748			195,611
Total assets	$4,141,314			$4,123,524
Interest-bearing liabilities:
Savings deposits	200,300	190	0.38%	177,223	101	0.23%
Money market	756,447	2,057	1.09%	855,127	2,382	1.11%
Checking accounts	723,404	1,659	0.92%	715,034	972	0.54%
Time deposits	1,229,741	5,131	1.67%	1,135,565	3,898	1.37%
Total deposits	2,909,892	9,037	1.24%	2,882,949	7,353	1.02%
Borrowings	571,012	3,269	2.29%	593,005	2,923	1.97%
Total interest-bearing liabilities	3,480,904	12,306	1.41%	3,475,954	10,276	1.18%
Non-interest-bearing liabilities	99,550			84,070
Total liabilities	3,580,454			3,560,024
Stockholders' equity	560,860			563,500
Total liabilities and stockholders' equity	$4,141,314			$4,123,524
Net interest income		$26,295			$27,644
Net interest rate spread (2)			2.51%			2.68%
Net interest-earning assets (3)	$455,662			$451,959
Net interest margin (4)			2.67%			2.82%
Average of interest-earning assets to interest-bearing liabilities			113.09%			113.00%

(1)	Average outstanding balance includes nonaccrual loans and interest earned includes prepayment income.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Index
Comparison of Operating Results for the Three Months Ended September 30, 2018 and 2017

Net Income. Net income increased $1.4 million, or 11.7%, to $13.4 million for the quarter ended September 30, 2018, from $12.0 million for the corresponding 2017 quarter.  The primary causes of the increased net income in 2018 were a reversal of provision for loan losses of $2.0 million and reduced income tax expense, partially offset by increased non-interest expenses. Our annualized return on average assets was 1.29% for the quarter ended September 30, 2018, and 1.16% for the quarter ended September 30, 2017.

Interest Income. Total interest income increased $681,000 to $38.6 million for the three months ended September 30, 2018, from $37.9 million for the three months ended September 30, 2017.  The components of interest income for the three months ended September 30, 2018 and 2017, changed as follows:

	Three months ended September 30,				Increase / (decrease)
	2018		2017
	Interest Income	Yield	Interest Income	Yield	Interest Income	Average Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$35,952	4.08%	$35,837	4.02%	$115	$(38,017)	0.06%
Dividends on FHLB stock	448	6.48%	485	6.47%	(37)	(2,341)	0.01%
Equity securities	10	2.62%	12	3.22%	(2)	36	(0.60)%
Debt securities AFS	240	2.29%	484	2.06%	(244)	(51,895)	0.23%
Debt securities HTM	1,929	2.31%	1,099	1.86%	830	97,490	0.45%
Interest on federal funds sold and short term investments	22	2.03%	3	1.25%	19	3,380	0.78%
Total interest income	$38,601	3.92%	$37,920	3.86%	$681	$8,653	0.06%

The Company's primary strategic business objective remains the organic growth of multifamily and commercial real estate loans.  However, the market to originate such loans has been particularly challenging during the past year.  Competitors, including non-bank competitors, are providing financing to prospective borrowers at rates and terms that are not considered palatable by the Company.  In addition, many borrowers refinanced loans they had with the Company to obtain financing that the borrowers considered more advantageous.  Consequently, the Company has experienced decreasing loan balances throughout calendar 2018.  The Company also realized robust prepayment fee income in conjunction with the decreased balances.  Given the overall increase in the current interest rate environment, the Company has now slightly adjusted its pricing strategies in order to potentially generate increased originations.  However, the Company remains unwilling to lower its underwriting standards or solicit loans with potential excessive interest rate risk.

The average balance of the loan portfolio decreased $38.0 million for the three months ended September 30, 2018 versus the comparable 2017 period.  Loan originations and principal payments totaled $82.0 million and $123.5 million, respectively, for the three months ended September 30, 2018.  For the comparable 2017 period, loan originations and principal payments totaled $147.5 million and $153.0 million, respectively.  There were no loan purchases in either period.  On a linked quarter basis (September 30, 2018 versus June 30, 2018), the average balance of the loan portfolio decreased $30.7 million.

The yield on the loan portfolio increased 6 basis points for the quarter ended September 30, 2018 versus the comparable 2017 period.  On a linked quarter basis (September 30, 2018 versus June 30, 2018), the yield on the loan portfolio decreased 7 basis points.  The level of prepayment income impacted these results.  Exclusive of prepayment penalties, the yield on the loan portfolio increased 7 basis points versus the quarter ended September 30, 2017 and was flat versus the June 30, 2018 quarter.  Prepayment penalties totaled $1.1 million, $1.8 million and $1.3 million for the quarters ended September 30, 2018, June 30, 2018 and September 30, 2017, respectively. The average balance of debt securities available for sale decreased $51.9 million for the three months ended September 30, 2018 versus the comparable 2017 period, while the average balance of debt securities held to maturity increased $97.5 million over the same period.  The Company has been classifying the majority of new purchases as held to maturity.  The available for sale balance was also impacted by sales of $29.5 million that occurred over the 12 months ended September 30, 2018.

Index

Interest Expense.  Total interest expense increased $2.0 million to $12.3 million for the three months ended September 30, 2018, from $10.3 million for the three months ended September 30, 2017.  The components of interest expense for the three months ended September 30, 2018 and 2017, changed as follows:

	Three months ended September 30,				Increase / (decrease)
	2018		2017
	Interest Expense	Cost	Interest Expense	Cost	Interest Expense	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$190	0.38%	$101	0.23%	$89	$23,077	0.15%
Money market	2,057	1.09%	2,382	1.11%	(325)	(98,680)	(0.02)%
Checking accounts	1,659	0.92%	972	0.54%	687	8,370	0.38%
Time deposits	5,131	1.67%	3,898	1.37%	1,233	94,176	0.30%
Total deposits	9,037	1.24%	7,353	1.02%	1,684	26,943	0.22%
Borrowings	3,269	2.29%	2,923	1.97%	346	(21,993)	0.32%
Total interest expense	$12,306	1.41%	$10,276	1.18%	$2,030	$4,950	0.23%

Strong deposit growth remains a strategic objective of the Company, however, growth has been particularly difficult to attain in the current environment.  Many competitors have offered desirable deposit "specials" to customers.  In addition, the Company's municipal deposit accounts have been targeted by competitors.  The Company has been able to maintain the vast majority of their deposits to date, but has needed to increase the interest rates on the accounts in order to preserve them.  This action specifically impacted the cost of checking accounts.  As a result of these circumstances, deposit growth has been muted.  As detailed above, the average balance of deposits increased $26.9 million for the quarter ended September 30, 2018 versus the comparable 2017 period.  On a linked quarter comparison (September 30, 2018 versus June 30, 2018), the average balance of deposits decreased $39.6 million.  The overall cost of deposits increased 22 basis points for the quarter ended September 30, 2018 versus the comparable 2017 period, and 7 basis points on a linked quarter comparison basis.  The increased costs are primarily due to the impact of market pressures.
The average balance of borrowings decreased $22.0 million for the three months ended September 30, 2018 versus the comparable 2017 period, while the cost increased 32 basis points.  The increase in the average balance of deposits and contraction of loan balances allowed the Company to reduce borrowings.  The cost of borrowings has been impacted by the overall increase in interest rates, particularly overnight and short term borrowings.

Index
Net Interest Income Before Provision for Loan Losses.  Net interest income decreased by $1.3 million to $26.3 million for the three months ended September 30, 2018, from $27.6 million for the three months ended September 30, 2017. The Company's net interest income, spread and margin over the period are detailed in the chart below.

	Net Interest Income Before	Prepayment Penalty	Net Interest Income Before Provision, Excluding Prepayment	Including Prepayment Penalties		Excluding Prepayment Penalties
Quarter Ended	Provision	Income	Penalties	Spread	Margin	Spread	Margin
	(Dollars in thousands)
September 30, 2018	$26,295	$1,154	$25,141	2.51%	2.67%	2.40%	2.55%
June 30, 2018	27,721	1,836	25,885	2.65%	2.81%	2.47%	2.63%
March 31, 2018	26,953	553	26,400	2.60%	2.74%	2.54%	2.68%
December 31, 2017	27,608	1,638	25,970	2.67%	2.81%	2.50%	2.64%
September 30, 2017	27,644	1,289	26,355	2.68%	2.82%	2.55%	2.68%

The Company's spread and margin have been significantly impacted by prepayment penalties.  Due to this situation, the chart above details results with and without the impact of prepayment penalties.  Net interest income before provision for loan losses, excluding prepayment penalties, is a non-GAAP financial measure since it excludes a component (prepayment penalty income) of net interest income and therefore differs from the most directly comparable measure calculated in accordance with GAAP. The Company believes the presentation of this non-GAAP financial measure is useful because it provides information to assess the underlying performance of the loan portfolio since prepayment penalty income can be expected to change as interest rates change.  While prepayment penalty income is expected to continue, fluctuations in the level of prepayment income are also expected.  The level of prepayment income is generally expected to decrease as external interest rates increase since borrowers would have less incentive to refinance existing loans.  However, the time period when these events could occur may not align, and the specific behavior of borrowers is difficult to predict.  Borrowers can be driven to prepay their loans based on factors other than interest rates.  The level of loan prepayments and prepayment income experienced by the Company has been elevated (versus historical levels) despite a period of generally increasing interest rates.

The Company's spread and margin have been under pressure due to several factors, including:  a flattening treasury yield curve, modifications of loans within the existing loan portfolio; prepayments of higher yielding loans and investments, and increased funding costs. The Company executed a previously disclosed balance sheet restructuring partially to counter a portion of the spread and margin compression resulting from these factors.  While spread and margin have been under pressure for an extended period, the competitive market for deposits increased substantially over the three month period ended September 30, 2018. The Company increased their rates on certain deposit accounts, primarily in response to this situation.  The full ramifications of these increases will impact future periods.

The Company's net interest income and net interest rate spread were both negatively impacted in all periods due to the reversal of accrued interest income on loans delinquent more than 90 days.  The total of such income reversed was $73,000 for the three months ended September 30, 2018 and $78,000 for the three months ended September 30, 2017.

Index
Provision for Loan Losses. The Company recorded a reversal of provision for loan losses of $2.0 million for the three months ended September 30, 2018 and no provision for loan losses for the three months ended September 30, 2017. A rollforward of the allowance for loan losses for the three months ended September 30, 2018 and 2017 is presented below:

	Three months ended September 30,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$30,562	$30,272
Provisions charged to operations	(2,000)	—
Recoveries of loans previously charged off	3	152
Loans charged off	—	(22)
Balance at end of period	$28,565	$30,402
Allowance for loan losses to total loans	0.81%	0.84%
Net annualized (recoveries) charge-offs to average loans outstanding	—	(0.02)%
The $2.0 million reversal of provision for loan losses was due primarily to loan portfolio contraction and reduced qualitative factors within the allowance calculation as determined as part of our quarterly reassessment.  The qualitative factor adjustment was also partially attributable to portfolio contraction.  Overall, non-performing asset totals and minimal charge offs continue to illustrate minimal credit issues at the Company.
Non-Interest Income. Non-interest income decreased $150,000 to $821,000 for the three months ended September 30, 2018, from $971,000 for the three months ended September 30, 2017.   The primary change was an $119,000 decrease in value of equity securities held by the Company.

Non-Interest Expense. Non-interest expense increased $1.1 million to $10.6 million for the three months ended September 30, 2018, from $9.5 million for the three months ended September 30, 2017.  The primary change was an increase in other expenses, which increased $951,000 to $2.6 million for the three months ended September 30, 2018, from $1.6 million for the three months ended September 30, 2017.   As initially disclosed in the Company's Form 10-Q for the quarterly period ended December 31, 2017, the Company entered into an informal agreement with regulators regarding Bank Secrecy Act and Anti-Money Laundering compliance matters.  The Company originally estimated that total costs associated with the remediation of these matters will not exceed approximately $2.0 million.  However, the costs for the three month period ended September 30, 2018 exceeded expectations.  The Company has incurred expenses associated with the remediation of these matters of $1.3 million for the year ended June 30, 2018 and $1.1 million for the three months ended September 30, 2018.  The Company believes that significant progress has been made regarding the remediation of these matters and that the majority of the necessary costs have been expended and expensed.  The Company currently estimates that total remaining costs associated with the matter will not exceed $1.0 million.

Income Tax Expense. Income tax expense for the three months ended September 30, 2018 was $5.1 million on pre-tax income of $18.5 million, resulting in an effective tax rate of 27.5%.   Income tax expense for the three months ended September 30, 2017 was $7.1 million on pre-tax income of $19.1 million, resulting in an effective tax rate of 37.2%.   The decrease in effective tax rate in the 2018 period was the result of the enactment of the Tax Cuts and Jobs Act on December 22, 2017 which lowered the federal corporate income tax rate to 21% beginning in 2018 from a maximum rate of 35% in 2017.  The benefit of the lower federal tax rate in 2018 was partially offset by the impact of New Jersey ("NJ") tax legislation enacted on July 1, 2018 that imposes a temporary surtax of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021.  The legislation also requires mandatory unitary combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019.  The Company reports earnings on a fiscal year basis and the increased income tax implications of the NJ legislation are partially recognized by the Company ratably over the course of the fiscal year ending June 30, 2019.  The full impact of the legislation will be recognized in the fiscal year ending June 30, 2020.  The Company's estimated effective tax rate for the fiscal year ending June 30, 2019 is 25.0%.  The Company's estimated effective tax rate is expected to increase subsequent to the fiscal year ending June 30, 2019.  The legislation required a revaluation of our deferred tax assets/liabilities based on the rates at which they are expected to reverse in the future.  The revaluation of the Company's deferred tax balances resulted in a one-time non-cash charge of $477,000 which was included in income tax expense for the three months ended September 30, 2018.

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

The Company had no overnight borrowings at September 30, 2018. At June 30, 2018, the Company had $99.0 million in overnight borrowings from the FHLB.  The Company had total borrowings of $526.2 million at September 30, 2018 and $596.4 million at June 30, 2018.  The Company's total borrowings at September 30, 2018 include $496.9 million in longer term borrowings with the FHLB.  In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans.  At September 30, 2018, outstanding commitments to originate loans totaled $30.7 million and outstanding commitments to extend credit totaled $16.1 million.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $897.4 million at September 30, 2018.  Based upon historical experience, management estimates that a large portion of such deposits will remain with the Company.  The portion that remains will be significantly impacted by the renewal rates offered by the Company.

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

The Company's primary use of funds has been dividends to shareholders and repurchases of common stock. The declarations of such dividends are at the discretion of the Company and the dividend amount could be reduced or eliminated if the payment of a dividend to shareholders would result in a liquidity concern. The Company's loan portfolio was an additional source and use of funds. The majority of the Company's loans were directly or indirectly related to entities in the Company's investment in real estate joint ventures and real estate held for investment portfolios. The Company has now fully divested its investment in these assets and the related loans have been repaid in full. The repayment of these loans provided a significant source of liquidity for the Company (on an unconsolidated basis). The Company (on an unconsolidated basis) does not currently anticipate originating loans. At September 30, 2018 and June 30, 2018, the Company, on an unconsolidated basis, had cash and cash equivalents of  $45.6 million and $56.6 million, respectively.

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

As of September 30, 2018 and June 30, 2018, the Company and Bank exceeded all regulatory capital requirements as follows:

	September 30, 2018
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Common Equity Tier 1 ("CET1") (to risk-weighted assets)	$551,615	15.10%	$164,439	4.50%
Tier 1capital (to risk-weighted assets)	551,615	15.10%	219,252	6.00%
Total capital (to risk-weighted assets)	580,181	15.88%	292,336	8.00%
Tier 1 leverage capital (to average assets)	551,615	13.36%	165,204	4.00%
Capital Conservation Buffer	287,846	7.88%	68,516	1.88%

Index

	June 30, 2018
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Common Equity Tier 1 ("CET1") (to risk-weighted assets)	$555,703	15.02%	$166,443	4.50%
Tier 1capital (to risk-weighted assets)	555,703	15.02%	221,924	6.00%
Total capital (to risk-weighted assets)	585,975	15.84%	295,898	8.00%
Tier 1 leverage capital (to average assets)	555,703	13.51%	164,562	4.00%
Capital Conservation Buffer	290,077	7.84%	46,234	1.25%

	September 30, 2018
	Actual		Required		Well-Capitalized
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Bank:
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$484,921	13.27%	164,413	4.50%	$237,486	6.50%
Tier 1 capital (to risk-weighted assets)	484,921	13.27%	219,218	6.00%	292,290	8.00%
Total capital (to risk-weighted assets)	513,486	14.05%	292,290	8.00%	365,363	10.00%
Tier 1 Leverage capital (to average assets)	484,921	11.74%	165,215	4.00%	206,518	5.00%
Capital conservation buffer	221,196	6.05%	68,506	1.88%

	June 30, 2018
	Actual		Required		Well-Capitalized
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Bank:
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$521,414	14.10%	$166,440	4.50%	$240,413	6.50%
Tier 1 capital (to risk-weighted assets)	521,414	14.10%	221,919	6.00%	295,893	8.00%
Total capital (to risk-weighted assets)	551,686	14.92%	295,893	8.00%	369,866	10.00%
Tier 1 Leverage capital (to average assets)	521,414	12.68%	164,533	4.00%	205,666	5.00%
Capital conservation buffer	255,793	6.92%	46,233	1.25%

Critical Accounting Policies

Note 1 to the Company's Audited Consolidated Financial Statements for the year ended June 30, 2018, included in the Company's Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets and liabilities are carried in the consolidated Balance Sheets at fair value or the lower of cost or fair value. Policies with respect to the methodologies used to determine the allowance for loan losses and judgments regarding the valuation of securities and derivatives as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company's financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors. For a further discussion of the critical accounting policies of the Company, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K, for the year ended June 30, 2018.

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
(iii)	obtaining general financing through FHLB advances with a fixed long term; and
(iv)	utilizing interest rate swaps or other derivative instruments

Loan Portfolio by Reprice/Maturity Date
At September 30, 2018
(Dollars in thousands)
Repricing or Maturing Within:	Amount	Weighted Average Rate	% of Total Loans	Cumulative % of Total Loans
1 Year or less	$727,712	3.65%	20.57%	20.57%
1 - 3 years	1,174,250	3.57%	33.20%	53.77%
3 - 5 years	900,113	3.99%	25.45%	79.22%
5 - 7 years	197,181	4.12%	5.57%	84.79%
7 to 10 years	193,083	4.71%	5.46%	90.25%
Greater than 10 years	344,829	4.47%	9.75%	100.00%
Total	$3,537,168	3.87%	100.00%

 At September 30, 2018, 53.77 % of the loan portfolio matures or reprices in 3 years or less, and 79.22% matures or reprices in 5 years or less.

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

The table below sets forth, as of September 30, 2018, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) basis points
	(Dollars in thousands)
+200	$539,436	$(88,338)	(14.1)%	13.8%	(162)
+100	585,057	(42,717)	(6.8)%	14.7%	(76)
—	627,774	—	—%	15.4%	—
(100)	661,137	33,363	5.3%	16.0%	54

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2018, in the event of a 100 basis point decrease in interest rates, we would experience a 5.3% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 14.1% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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

Item 1A. Risk Factors

There have been no material changes from those risk factors previously disclosed in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 29, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.
(b)	Use of Proceeds. Not applicable.
(c)
Repurchase of Our Equity Securities.  The following table shows the Company's repurchases of its common stock for each calendar month in the three months ended September 30, 2018 and the stock repurchase plan approved by our Board of Directors.

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 31, 2018	—	$—	—	1,888,851
August 31, 2018	—	—	—	1,888,851
September 30, 2018	18,788	15.52	18,788	1,870,063
	18,788		18,788

On March 4, 2015, the Board of Directors of the Company authorized a fourth stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5% of the outstanding shares, or 2,205,451 shares.  As of  November 9, 2018, the Company has repurchased, under the repurchase plans approved since the second step transaction, 13,296,469 shares of its stock at an average price of $13.30 per share. For the period of October 1, 2018 through November 8, 2018, the Company repurchased a total of 1,130,266 shares at a weighted average cost of $15.24 per share.

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

ORITANI FINANCIAL CORP.

Date:	November 9, 2018	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date:	November 9, 2018	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer