Form 10-Q
period 2018-12-31
Oritani Financial Corp
filed 2019-02-11
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

OR

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

(201) 664-5400
(Registrant’s telephone number, including area code)

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

    YES  ☒    NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

    YES  ☐     NO  ☒

As of February 11, 2019, there were 56,245,065 shares of the Registrant’s common stock, par value $0.01 per share, issued and 44,985,539 shares outstanding.

Oritani Financial Corp.
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements

Oritani Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2018	June 30, 2018
	(unaudited)	(audited)
Assets
Cash on hand and in banks	$18,660	$23,613
Federal funds sold and short term investments	457	11,235
Cash and cash equivalents	19,117	34,848
Loans, net	3,483,174	3,540,903
Equity securities	1,291	—
Debt securities available for sale, at market value	37,294	44,691
Debt securities held to maturity, fair value of $343,166 and $326,511, respectively	348,768	335,374
Bank Owned Life Insurance (at cash surrender value)	99,672	98,438
Federal Home Loan Bank of New York (“FHLB”) stock at cost	28,325	30,365
Accrued interest receivable	11,491	11,261
Real estate owned	636	1,564
Office properties and equipment, net	13,143	13,455
Deferred tax assets, net	27,437	25,864
Other assets	19,725	30,276
Total Assets	$4,090,073	$4,167,039
Liabilities
Deposits	$2,903,205	$2,915,128
Borrowings	568,654	596,372
Advance payments by borrowers for taxes and insurance	22,312	24,169
Other liabilities	68,847	72,024
Total Liabilities	3,563,018	3,607,693
Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 44,751,879 shares outstanding at December 31, 2018 and 46,616,646 shares outstanding at June 30, 2018.	562	562
Additional paid-in capital	514,744	514,002
Non-vested restricted stock awards	(241)	(176)
Treasury stock, at cost; 11,493,186 shares at December 31, 2018 and 9,628,419 shares at June 30, 2018.	(157,831)	(129,433)
Unallocated common stock held by the employee stock ownership plan	(15,789)	(16,631)
Retained earnings	178,865	179,799
Accumulated other comprehensive income, net of tax	6,745	11,223
Total Stockholders’ Equity	527,055	559,346
Total Liabilities and Stockholders’ Equity	$4,090,073	$4,167,039

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Three months ended December 31,		Six Months ended December 31,
	2018	2017	2018	2017
	(unaudited)
Interest income:
Interest on loans	$36,085	$35,891	$72,037	$71,728
Dividends on FHLB stock	481	451	929	936
Equity securities	12	12	22	24
Interest on debt securities available for sale	222	445	462	929
Interest on debt securities held to maturity	2,002	1,145	3,931	2,244
Interest on federal funds sold and short term investments	280	108	302	111
Total interest income	39,082	38,052	77,683	75,972
Interest expense:
Deposits	9,939	7,788	18,976	15,141
Borrowings	3,116	2,656	6,385	5,579
Total interest expense	13,055	10,444	25,361	20,720
Net interest income before provision for loan losses	26,027	27,608	52,322	55,252
Reversal of provision for loan losses	—	—	(2,000)	—
Net interest income after provision for loan losses	26,027	27,608	54,322	55,252
Non-interest income:
Fees and service charges	327	313	639	635
Bank-owned life insurance	610	630	1,234	1,276
Gains (losses) on sale of OREO	855	—	855	—
Change in fair value of equity securities	(155)	—	(274)	—
Net losses on sale of debt securities available for sale	—	(324)	—	(324)
Other income	5	4	9	6
Total non-interest income	1,642	623	2,463	1,593
Non-interest expense:
Compensation, payroll taxes and fringe benefits	5,471	7,134	11,512	13,341
Advertising	142	143	285	286
Office occupancy and equipment expense	735	780	1,495	1,529
Data processing service fees	519	420	1,018	964
Federal insurance premiums	285	300	585	600
Other expenses	2,596	1,436	5,480	3,004
Total non-interest expense	9,748	10,213	20,375	19,724
Income before income tax expense	17,921	18,018	36,410	37,121
Income tax expense	4,492	14,048	9,584	21,155
Net income	$13,429	$3,970	$26,826	$15,966
Earnings per basic common share	$0.31	$0.09	$0.61	$0.36
Earnings per diluted common share	$0.31	$0.09	$0.60	$0.35

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017
	(unaudited)
Net of tax:
Net income	$13,429	$3,970	$26,826	$15,966
Other comprehensive income:
Change in unrealized holding gain (loss) on debt securities available for sale	279	(361)	160	(365)
Reclassification adjustment for security loss included in net income	—	184	—	184
Amortization related to post-retirement obligations	5	5	13	10
Net change in unrealized (loss) gain on interest rate swaps	(4,867)	1,847	(3,993)	1,737
Total other comprehensive (loss) income	(4,583)	1,675	(3,820)	1,566
Total comprehensive income	$8,846	$5,645	$23,006	$17,532

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Six months ended December 31, 2018 and 2017 (unaudited)
(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Non-vested restricted stock awards	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Total stockholders' equity
Balance at June 30, 2017	45,992,366	$562	$512,337	$(458)	$(136,517)	$(18,407)	$198,186	$3,520	$559,223
Net income	—	—	—	—	—	—	15,966	—	15,966
Other comprehensive income , net of tax	—	—	—	—	—	—	—	1,566	1,566
Cash dividends declared ($0.80 per share)	—	—	—	—	—	—	(35,159)	—	(35,159)
Purchase of treasury stock	(4,787)	—	—	—	(81)	—	—	—	(81)
Compensation cost for stock options and restricted stock	—	—	101	—	—	—	—	—	101
ESOP shares allocated or committed to be released	—	—	1,088	—	—	1,076	—	—	2,164
Exercise of stock options	323,971	—	—	—	4,314	—	(549)	—	3,765
Forfeiture of restricted stock awards	(7,000)	—	—	87	(87)	—	—	—	—
Vesting of restricted stock awards	—	—	(210)	170	—	—	40	—	—
Balance at December 31, 2017	46,304,550	$562	$513,316	$(201)	$(132,371)	$(17,331)	$178,484	$5,086	$547,545

Continued on next page

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Six months ended December 31, 2018 and 2017 (unaudited)
(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Non-vested restricted stock awards	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Total stockholders' equity
Balance at June 30, 2018	46,616,646	$562	$514,002	$(176)	$(129,433)	$(16,631)	$179,799	$11,223	$559,346
Net income	—	—	—	—	—	—	26,826	—	26,826
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(3,820)	(3,820)
Cash dividends declared ($0.65 per share)	—	—	—	—	—	—	(28,425)	—	(28,425)
Purchase of treasury stock	(1,890,767)	—	—	—	(28,747)	—	—	—	(28,747)
Issuance of restricted stock awards	10,000	—	—	(134)	134	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	86	—	—	—	—	—	86
ESOP shares allocated or committed to be released	—	—	742	—	—	842	—	—	1,584
Exercise of stock options	16,000	—	—	—	215	—	(10)	—	205
Vesting of restricted stock awards	—	—	(86)	69	—	—	17	—	—
Reclassification due to the adoption of ASU No. 2016-01	—	—	—	—	—	—	658	(658)	—
Balance at December 31, 2018	44,751,879	$562	$514,744	$(241)	$(157,831)	$(15,789)	$178,865	$6,745	$527,055

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Six Months ended December 31,
	2018	2017
	(unaudited)
Cash flows from operating activities:
Net income	$26,826	$15,966
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	1,670	2,265
Tax benefit from stock-based compensation	4	331
Depreciation of premises and equipment	383	388
Net amortization and accretion of premiums and discounts on securities	629	584
Reversal of provision for loan losses	(2,000)	—
Amortization and accretion of deferred loan fees, net	(1,308)	(1,246)
Decrease in deferred taxes	98	11,198
Net losses on sale of debt securities available for sale	—	324
Fair value adjustment for equity securities	274	—
Gain on sale of real estate owned	(855)	—
Increase in cash surrender value of bank owned life insurance	(1,234)	(1,276)
Increase in accrued interest receivable	(230)	(248)
Decrease (increase) in other assets	4,819	(6,375)
(Decrease) increase in other liabilities	(3,151)	10,670
Net cash provided by operating activities	25,925	32,581
Cash flows from investing activities:
Net decrease in loans receivable	175,476	34,472
Purchase of mortgage loans	(114,439)	(52,766)
Purchase of debt securities held to maturity	(43,508)	(34,134)
Purchase of Federal Home Loan Bank stock	(14,315)	(19,890)
Proceeds from payments, calls and maturities of debt securities available for sale	6,021	14,735
Proceeds from payments, calls and maturities of debt securities held to maturity	29,537	22,067
Proceeds from sales of debt securities available for sale	-	29,506
Proceeds from redemption of Federal Home Loan Bank stock	16,355	24,875
Proceeds from sale of real estate owned	1,783	138
Purchase of fixed assets	(71)	(100)
Net cash provided by investing activities	56,839	18,903
Cash flows from financing activities:
Net (decrease) increase in deposits	(11,923)	89,115
Purchase of treasury stock	(28,747)	(81)
Dividends paid to shareholders	(28,425)	(35,159)
Exercise of stock options	205	3,765
Decrease in advance payments by borrowers for taxes and insurance	(1,857)	(1,107)
Proceeds from borrowed funds	70,627	32,870
Repayment of borrowed funds	(98,345)	(135,413)
Payment of employee taxes withheld from shared-based awards	(30)	(81)
Net cash used in financing activities	(98,495)	(46,091)
Net (decrease) increase in cash and cash equivalents	(15,731)	5,393
Cash and cash equivalents at beginning of period	34,848	33,578
Cash and cash equivalents at end of period	$19,117	$38,971
Supplemental cash flow information:
Cash paid during the period for:
Interest	$25,193	$20,650
Income taxes	$8,709	$8,787

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation

The consolidated financial statements are composed of the accounts of Oritani Financial Corp., its wholly owned subsidiary, Oritani Bank (the “Bank”) and the wholly owned subsidiaries of Oritani Bank; Oritani Finance Company, Ormon LLC (“Ormon”), and Oritani Investment Corp., as well as its wholly owned subsidiary, Oritani Asset Corporation (a real estate investment trust), (collectively, the "Company").  Intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included.  The results of operations and other data presented for the six month period ended December 31, 2018 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2019.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q.  The consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to consolidated financial statements included in the Company’s June 30, 2018 Annual Report on Form 10-K, filed with the SEC on August 29, 2018.

The consolidated financial statements have been prepared in conformity with GAAP. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at December 31, 2018 and June 30, 2018 and in the Consolidated Statements of Income for the Three and Six Months Ended December 31, 2018 and 2017.  Actual results could differ significantly from those estimates.

A material estimate that is particularly susceptible to significant changes relates to the determination of the allowance for loan losses. The allowance for loan losses represents management’s best estimate of losses known and incurred in the portfolio that are both probable and reasonable to estimate. While management uses the most current information available to estimate losses on loans, actual losses are dependent on future events and, as such, increases in the allowance for loan losses may be necessary.

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share.

	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income	$13,429	$3,970	$26,826	$15,966
Weighted average common shares outstanding—basic	43,464	44,104	44,052	44,000
Effect of dilutive stock options outstanding	505	1,052	571	1,054
Weighted average common shares outstanding—diluted	43,969	45,156	44,623	45,054
Earnings per share-basic	$0.31	$0.09	$0.61	$0.36
Earnings per share-diluted	$0.31	$0.09	$0.60	$0.35

For the three months ended December 31, 2018 there were 12,181 option shares that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for those periods. There were no anti-dilutive shares for the three months ended December 31, 2017. Anti-dilutive shares for the six months ended December 31, 2018 and 2017 were 6,345 and 489, respectively.

3. Stock Repurchase Program

On March 4, 2015, the Board of Directors of the Company authorized a fourth stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5% of the outstanding shares, or 2,205,451 shares. During the six months ended December 31, 2018, a total of 1,888,851  shares had been acquired under the fourth repurchase plan at a weighted average cost of  $15.20 per share.  With these purchases, the fourth repurchase plan has been completed.  Repurchased shares are held as treasury stock and will be available for general corporate purposes.

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

There were no options granted during the six months ended December 31, 2017. The fair value of options granted during the six months ended December 31, 2018 was estimated using the Black-Scholes options-pricing model with the assumptions in the following table.

Six months ended December 31, 2018
Option shares granted	20,000
Expected dividend yield	7.47%
Expected volatility	17.68%
Risk-free interest rate	2.82%
Expected option life (in years)	6.5

The following is a summary of the Company’s stock option activity and related information as of December 31, 2018 and changes therein during the six months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2018	2,599,864	$2.64	$12.16	3.4
Granted	20,000	0.78	16.15	10.0
Exercised	(16,000)	2.61	12.82	3.6
Forfeited	(10,000)	0.89	15.40	9.4
Expired	(10,000)	2.69	12.99	3.6
Outstanding at December 31, 2018	2,583,864	$2.64	$12.19	2.9
Exercisable at December 31, 2018	2,486,264	$2.70	$12.06	2.7

The Company recorded $9,000 and $11,000 of share based compensation expense related to options for the three months ended December 31, 2018 and 2017, respectively. The Company recorded $20,000 and $23,000 of share based compensation expense related to options for the six months ended December 31, 2018 and 2017, respectively. Expected future expense related to the non-vested options outstanding at December 31, 2018 is $81,000 over a weighted average period of 3.9 years.  Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

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

The following is a summary of the status of the Company’s restricted stock shares as of December 31, 2018 and changes therein during the six months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2018	14,200	$15.78
Granted	10,000	16.15
Vested	(5,400)	15.99
Non-vested at December 31, 2018	18,800	$15.91

The Company recorded $34,000 and $39,000 of share based compensation expense related to the restricted stock shares for the three months ended December 31, 2018 and 2017, respectively.  The Company recorded $66,000 and $79,000 of share based compensation expense related to the restricted stock shares for the six months ended December 31, 2018 and 2017, respectively. Expected future expense related to the non-vested restricted shares at December 31, 2018 is $259,000 over a weighted average period of 3.4 years.

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

Net periodic benefit costs for the three and six months ended December 31, 2018 and 2017 are presented in the following tables.

	Retirement Plan		BEP Plan		Medical Plan
	Three months ended December 31,
	2018	2017	2018	2017	2018	2017
	(In thousands)
Service cost	$31	$33	$—	$—	$12	$15
Interest cost	54	52	13	11	58	52
Amortization of unrecognized:
Net loss	—	—	9	9	—	—
Total	$85	$85	$22	$20	$70	$67

	Retirement Plan		BEP Plan		Medical Plan
	Six months ended December 31,
	2018	2017	2018	2017	2018	2017
	(In thousands)
Service cost	$61	$65	$—	$—	$23	$30
Interest cost	109	104	26	22	117	105
Amortization of unrecognized:
Net loss	—	—	17	18	—	—
Total	$170	$169	$43	$40	$140	$135

The service cost component of net periodic benefit cost is included in compensation and employee benefits on the Statements of Income. The other components of net periodic benefit cost, including interest cost and amortization of actuarial gain/loss are included in other expenses on the Statements of Income.

Index
6. Loans, net

Loans, net are summarized as follows:

	December 31, 2018	June 30, 2018
	(In thousands)
Residential	$268,644	$267,771
Residential commercial real estate	2,033,679	2,005,315
Grocery/credit retail commercial real estate	495,442	497,708
Other commercial real estate	715,350	796,589
Construction and land loans	8,489	10,960
Total loans	3,521,604	3,578,343
Less:
Unearned deferred fees and discounts, net	9,791	6,878
Allowance for loan losses	28,639	30,562
Loans, net	$3,483,174	$3,540,903

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

The activity in the allowance for loan losses for the three and six months ended December 31, 2018 and 2017 is summarized as follows:

	Three months ended December 31,		Six Months ended December 31,
	(In thousands)
	2018	2017	2018	2017
Balance at beginning of period	$28,565	$30,402	$30,562	$30,272
Reversal of provision for loan losses	—	—	(2,000)	—
Recoveries of loans previously charged off	74	—	77	152
Loans charged off	—	—	—	(22)
Balance at end of period	$28,639	$30,402	$28,639	$30,402

Index

The following tables provide the three and six month activity in the allowance for loan losses allocated by loan category at December 31, 2018 and 2017.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	Three months ended December 31, 2018
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$2,100	$15,434	$3,133	$7,776	$122	$28,565
Charge-offs	—	—	—	—	—	—
Recoveries	15	—	—	59	—	74
Provisions (reversal)	(113)	(175)	141	(55)	202	—
Ending balance	$2,002	$15,259	$3,274	$7,780	$324	$28,639

	Six Months ended December 31, 2018
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,990	$17,259	$3,015	$7,828	$470	$30,562
Charge-offs	—	—	—	—	—	—
Recoveries	18	—	—	59	—	77
Provisions (reversal)	(6)	(2,000)	259	(107)	(146)	(2,000)
Ending balance	$2,002	$15,259	$3,274	$7,780	$324	$28,639

	Three months ended December 31, 2017
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,286	$15,762	$3,196	$9,937	$221	$30,402
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Provisions (reversal)	616	713	(296)	(1,154)	121	—
Ending balance	$1,902	$16,475	$2,900	$8,783	$342	$30,402

	Six Months ended December 31, 2017
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,261	$15,794	$3,000	$10,017	$200	$30,272
Charge-offs	(22)	—	—	—	—	(22)
Recoveries	120	—	—	—	32	152
Provisions (reversal)	543	681	(100)	(1,234)	110	—
Ending balance	$1,902	$16,475	$2,900	$8,783	$342	$30,402

Index

The following tables detail the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at December 31, 2018 and June 30, 2018.

	At December 31, 2018
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$65	$—	$—	$—	$—	$65
Collectively evaluated for impairment	1,937	15,259	3,274	7,780	324	28,574
Total	$2,002	$15,259	$3,274	$7,780	$324	$28,639
Loans receivable:
Individually evaluated for impairment	$5,821	$—	$—	$3,842	$—	$9,663
Collectively evaluated for impairment	262,823	2,033,679	495,442	711,508	8,489	3,511,941
Total	$268,644	$2,033,679	$495,442	$715,350	$8,489	$3,521,604

	At June 30, 2018
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,990	17,259	3,015	7,828	470	30,562
Total	$1,990	$17,259	$3,015	$7,828	$470	$30,562
Loans receivable:
Individually evaluated for impairment	$5,022	$—	$—	$4,181	$—	$9,203
Collectively evaluated for impairment	262,749	2,005,315	497,708	792,408	10,960	3,569,140
Total	$267,771	$2,005,315	$497,708	$796,589	$10,960	$3,578,343

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

The following tables provide information about the loan credit quality at December 31, 2018 and June 30, 2018:

	At December 31, 2018
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$244,573	$16,730	$356	$6,985	$—	$268,644
Residential commercial real estate	2,014,401	17,713	1,565	—	—	2,033,679
Grocery/credit retail commercial real estate	492,514	2,928	—	—	—	495,442
Other commercial real estate	621,785	77,411	11,707	4,447	—	715,350
Construction and land loans	8,489	—	—	—	—	8,489
Total	$3,381,762	$114,782	$13,628	$11,432	$—	$3,521,604

	At June 30, 2018
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$242,534	$18,731	$171	$6,335	$—	$267,771
Residential commercial real estate	1,981,781	21,952	1,582	—	—	2,005,315
Grocery/credit retail commercial real estate	494,723	—	2,985	—	—	497,708
Other commercial real estate	688,725	92,430	10,164	5,270	—	796,589
Construction and land loans	10,960	—	—	—	—	10,960
Total	$3,418,723	$133,113	$14,902	$11,605	$—	$3,578,343

Index

The following tables provide information about loans past due at December 31, 2018 and June 30, 2018:

	At December 31, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (1)
	(In thousands)
Residential	$1,239	$719	$6,223	$8,181	$260,463	$268,644	$6,984
Residential commercial real estate	1,565	—	—	1,565	2,032,114	2,033,679	—
Grocery/credit retail commercial real estate	—	—	—	—	495,442	495,442	—
Other commercial real estate	409	8,074	2,491	10,974	704,376	715,350	3,721
Construction and land loans	—	—	—	—	8,489	8,489	—
Total	$3,213	$8,793	$8,714	$20,720	$3,500,884	$3,521,604	$10,705

	At June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (2)
	(In thousands)
Residential	$2,696	$753	$5,213	$8,662	$259,109	$267,771	$6,335
Residential commercial real estate	1,582	—	—	1,582	2,003,733	2,005,315	—
Grocery/credit retail commercial real estate	—	—	—	—	497,708	497,708	—
Other commercial real estate	1,009	—	136	1,145	795,444	796,589	1,542
Construction and land loans	—	—	—	—	10,960	10,960	—
Total	$5,287	$753	$5,349	$11,389	$3,566,954	$3,578,343	$7,877

(1)
Included in nonaccrual loans at December 31, 2018 are residential loans totaling $202,000 and other commercial real estate loans totaling $121,000 that were 30-59 days past due; and residential loans totaling $362,000 that were 60-89 days past due; and residential loans totaling $197,000 and other commercial real estate loans totaling $1.1 million that were less than 30 days past due.

(2)
Included in nonaccrual loans at June 30, 2018 are residential loans totaling $35,000 that were 30-59 days past due; residential loans totaling $582,000 that were 60-89 days past due; and residential loans totaling $504,000 and other commercial real estate loans totaling $1.4 million that were less than 30 days past due.

Index

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement.  Loans we individually classify as impaired include multifamily, commercial mortgage and construction loans with balances of $1.0 million or more, unless a condition exists for loans less than $1.0 million that would increase the Bank’s potential loss exposure.  At December 31, 2018 impaired loans were primarily collateral-dependent and totaled $9.7 million, of which $65,000 had a related allowance for credit losses of $65,000 and $9.6 million of impaired loans had no related allowance for credit losses. At June 30, 2018 impaired loans were primarily collateral-dependent and totaled $9.2 million, with no related allowance for credit losses.

The following table provides information about the Company’s impaired loans at December 31, 2018 and June 30, 2018:

	At December 31, 2018			At June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In thousands)
With no related allowance recorded:
Residential	$5,763	$5,756	$—	$5,021	$5,022	$—
Other commercial real estate	3,680	3,842	—	4,018	4,181	—
Total	9,443	9,598	—	9,039	9,203	—
With an allowance recorded:
Residential	$—	$65	$65	$—	$—	$—

Residential	$5,763	$5,821	$65	$5,021	$5,022	$—
Other commercial real estate	3,680	3,842	—	4,018	4,181	—
Total	$9,443	$9,663	$65	$9,039	$9,203	$—

Index

The following tables present the average recorded investment and interest income recognized on impaired loans for the three and six months ended December 31, 2018 and 2017:

	Three months ended December 31,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$5,767	$57	$3,639	$1
Other commercial real estate	3,736	51	8,189	126
	9,503	108	11,828	127
With an allowance recorded:
Residential	—	—	1,107	13

Total:
Residential	5,767	57	4,746	14
Other commercial real estate	3,736	51	8,189	126
	$9,503	$108	$12,935	$140
Cash basis interest income		$84		$109

	Six months ended December 31,
	2018		2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$5,440	$75	$3,638	$37
Other commercial real estate	3,770	120	8,227	226
	9,210	195	11,865	263
With an allowance recorded:
Residential	—	—	632	13

Total:
Residential	5,440	75	4,270	50
Other commercial real estate	3,770	120	8,227	226
	$9,210	$195	$12,497	$276
Cash basis interest income		$129		$236

Index

Troubled debt restructured loans (“TDRs”) are those loans whose terms have been modified because of deterioration in the financial condition of the borrower.  The Company has selectively modified certain borrower’s loans to enable the borrower to emerge from delinquency and keep their loans current.  The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company.  Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal.  Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period.  Management classifies all TDRs as impaired loans.  Included in impaired loans at December 31, 2018 and June 30, 2018, are $1.7 million and $1.9 million, respectively of loans which are deemed TDRs.

The following table presents additional information regarding the Company’s TDRs as of December 31, 2018 and June 30, 2018:

	Troubled Debt Restructurings at December 31, 2018			Troubled Debt Restructurings at June 30, 2018
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
	(In thousands)			(In thousands)
Residential	$—	$171	$171	$—	$174	$174
Other commercial real estate	257	1,230	1,487	309	1,407	1,716
Total	$257	$1,401	$1,658	$309	$1,581	$1,890
Allowance	$—	$—	$—	$—	—	$—

 The following tables present information about TDRs for the periods presented:

	Three and Six Months Ended December 31,
	2018			2017
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Other commercial real estate	—	$—	$—	1	$271	$249
Total	—	$—	$—	1	$271	$249

There were no loan relationships modified in a troubled debt restructuring during the three and six months ended December 31, 2018. The relationship modified during the three and six months ended December 31, 2017 was restructured from interest only to a principal and interest amortizing loan through maturity.

There were no payment defaults on loans modified as troubled debt restructurings within twelve months of modification during the three and six months ended December 31, 2018 and 2017.

Index

7. Debt Securities

Debt Securities Held to Maturity

The following is a comparative summary of debt securities held to maturity at December 31, 2018 and June 30, 2018:

	At December 31, 2018
	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
	(In thousands)
U.S. Government and Federal agency obligations
Due in less than one year	$6,750	$—	$82	$6,668
Due in five to ten years	10,000	—	—	10,000
Mortgage-backed securities:
Residential MBS	227,624	330	4,217	223,737
Commercial MBS	12,811	—	228	12,583
CMO	76,544	182	1,678	75,048
Corporate Note
Due in five to ten years	15,039	91	—	15,130
	$348,768	$603	$6,205	$343,166

	At June 30, 2018
	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
	(In thousands)
U.S. Government and Federal agency obligations
Due in less than one year	$1,750	$—	$23	$1,727
Due in one to five years	5,000	—	94	4,906
Mortgage-backed securities:
Residential MBS	220,057	23	5,965	214,115
Commercial MBS	13,035	—	421	12,614
CMO	85,488	35	2,398	83,125
Corporate Note
Due in five to ten years	10,044	—	20	10,024
	$335,374	$58	$8,921	$326,511

 The contractual maturities of mortgage-backed securities held to maturity generally exceed 20 years; however, the effective lives are expected to be significantly shorter due to scheduled principal payments, anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any debt securities held to maturity during the three and six months ended December 31, 2018 and 2017.  Debt securities with fair values of $8.2 million and $9.1 million at December 31, 2018 and June 30, 2018, respectively, were pledged for advances.  There were no debt securities held to maturity pledged for cash flow hedge interest rate swaps at December 31, 2018 and June 30, 2018.  Debt securities held to maturity with fair values of  $20.7 million were pledged for municipal deposits at December 31, 2018 and none were pledged at June 30, 2018. The Company did not record other-than-temporary impairment charges on debt securities held to maturity during the three and six months ended December 31, 2018 and 2017.

Index
Gross unrecognized losses on debt securities held to maturity and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrecognized loss position at December 31, 2018 and June 30, 2018 were as follows:

	At December 31, 2018
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
	(In thousands)
U.S. Government and Federal agency obligations
Due in less than one year	$—	$—	$6,668	$82	$6,668	$82
Mortgage-backed securities:
Residential MBS	39,799	82	157,204	4,135	197,003	4,217
Commercial MBS	1,536	2	11,047	226	12,583	228
CMO	—	—	50,382	1,678	50,382	1,678
	$41,335	$84	$225,301	$6,121	$266,636	$6,205

	At June 30, 2018
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
	(In thousands)
U.S. Government and Federal agency obligations
Due in less than one year	$—	$—	$1,727	$23	$1,727	$23
Due in one to five years	—	—	4,906	94	4,906	94
Mortgage-backed securities:
Residential MBS	188,281	4,646	24,712	1,319	212,993	5,965
Commercial MBS	8,290	224	4,324	197	12,614	421
CMO	9,106	279	48,211	2,119	57,317	2,398
Corporate Note
Due in five to ten years	10,024	20	—	—	10,024	20
	$215,701	$5,169	$83,880	$3,752	$299,581	$8,921

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

Index
Debt Securities Available for Sale

The following is a comparative summary of debt securities available for sale at December 31, 2018 and June 30, 2018:

	At December 31, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Mortgage-backed securities:
Residential MBS	$32	$1	$—	$33
Commercial MBS	3,999	38	—	4,037
CMO	34,146	—	922	33,224
	$38,177	$39	$922	$37,294

	At June 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Mortgage-backed securities:
Residential MBS	$70	$1	$—	$71
Commercial MBS	4,074	63	—	4,137
CMO	40,106	—	1,188	38,918
Equity securities	601	964	—	1,565
	$44,851	$1,028	$1,188	$44,691

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any debt securities available for sale for the three and six months ended December 31, 2018. Proceeds from the sale of debt securities available for sale for both the three and six months ended December 31, 2017 were $29.5 million on securities with an amortized cost of $29.8 million, resulting in gross losses of $324,000.  Available for sale debt securities with fair values of $14.1 million and $15.5 million at December 31, 2018 and June 30, 2018, respectively, were pledged for advances.  There were no debt securities available for sale securities pledged for cash flow hedge interest rate swaps at December 31, 2018 and June 30, 2018, respectively.  There were no available for sale debt securities pledged for municipal deposits at December 31, 2018 and June 30, 2018. There were no other-than-temporary impairment charges on available for sale debt securities for the three and six months ended December 31, 2018 and 2017.

Index
Gross unrealized losses on debt securities available for sale and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018 and June 30, 2018 were as follows:

	At December 31, 2018
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
CMO	$2,170	$7	$31,054	$915	$33,224	$922
	$2,170	$7	$31,054	$915	$33,224	$922

	At June 30, 2018
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
CMO	$20,651	$444	$18,267	$744	$38,918	$1,188
	$20,651	$444	$18,267	$744	$38,918	$1,188

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

Equity Securities

Equity Securities are reported at fair value on the Company's Consolidated Balance Sheets. The Company's portfolio of equity securities  had an estimated fair value of $1.3 million at December 31, 2018. There were no sales of equity securities for the three and six months ended December 31, 2018.  Realized gains and losses from sales of equity securities as well as changes in fair value of equity securities still held at the reporting date are recognized in the Consolidated Statements of Income. The Company adopted FASB Accounting Standard Update ("ASU") 2016-01 on July 1, 2018 resulting in the cumulative-effect adjustment of $658,000 reflected in the consolidated statement of stockholders' equity. The Company recorded a net decrease in fair value of equity securities of $155,000 and $274,000 for the three and six months ended December 31, 2018, respectively. The update supersedes the guidance to classify equity securities with readily determinable fair values into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income rather than other comprehensive income.

Index

8. Deposits

Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. We had brokered deposits totaling $420.5 million and $450.4 million at December 31, 2018 and June 30, 2018, respectively.   Total municipal deposits were $538.0 million and $535.7 million at December 31, 2018 and June 30, 2018, respectively. Municipal deposits are secured by a Federal Home Loan Bank of New York municipal deposit letter of credit in the amount of $157.0 million and $217.0 million at December 31, 2018 and June 30, 2018, respectively. Municipal deposits are also secured by debt securities held to maturity with fair values of $20.7 million at December 31, 2018. As of December 31, 2018 and June 30, 2018, the aggregate amount of outstanding time deposits in amounts greater than $250,000 was $222.2 million and $244.7 million, respectively.

 Deposit balances are summarized as follows:

	December 31, 2018	June 30, 2018
	(In thousands)
Checking accounts	$718,318	$751,735
Money market deposit accounts	654,219	763,003
Savings accounts	323,517	188,859
Time deposits	1,207,151	1,211,531
	$2,903,205	$2,915,128

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

At December 31, 2018, Oritani had twenty one interest rate swap agreements with a total notional outstanding of $375.0 million.  These agreements all feature exchanges of fixed for variable payments covering various hedging periods maturing between June 2019 and June 2025.   The Company is paying fixed rates on these swaps ranging from 0.68% to 1.90%, in exchange for receiving variable payments linked to one month LIBOR.

The following table presents amounts included in the consolidated balance sheets related to the fair value of derivative financial instruments at December 31, 2018 and June 30, 2018 (dollars in thousands):

		At December 31, 2018		At June 30, 2018
Balance Sheet Line Item		Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedge interest rate swaps
Gross unrealized gain	Other Assets	$375,000	$11,135	$405,000	$16,789
Gross notional / net fair value		$375,000	$11,135	$405,000	$16,789
Average rate paid		1.51%		1.96%
Average rate received		2.25%		2.06%
Weighted average maturity (years)		3.6		3.9

Index

Gains (losses) included in the consolidated statements of income and in comprehensive income, on a pre-tax basis, related to cash flow hedge interest rate swaps are as follows:

	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017
	(in thousands)
Amount of (loss) gain recognized in other comprehensive income	$(6,124)	$3,071	$(4,273)	$2,646
Amount of unrealized gain (loss) reclassified from accumulated other comprehensive loss to interest expense	765	(176)	1,381	(403)
Net change in unrealized (loss) gain on interest rate swaps, before taxes	$(6,889)	$3,247	$(5,654)	$3,049

Ineffectiveness recognized during the three and six months ended December 31, 2018 and 2017 was immaterial.   There were no accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss at December 31, 2018 and June 30, 2018, respectively. Amounts reported in accumulated other comprehensive income related to cash flow interest rate swaps are reclassified to interest expense as interest payments are made.  There were no securities pledged for the swaps at December 31, 2018 and June 30, 2018.

10. Income Taxes

The Company files income tax returns in the United States federal jurisdiction and in New Jersey, and New York city and state jurisdictions. The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2014. The Company's federal return for the tax year ended December 31, 2015 is currently under audit.

The enactment of the Tax Cuts and Jobs Act on December 22, 2017 lowered the federal corporate income tax rate to 21% beginning in 2018 from a maximum rate of 35% in 2017. The benefit of the lower federal tax rate was partially offset by the impact of New Jersey (“NJ”) tax legislation enacted on July 1, 2018 that imposes a temporary surtax of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. The legislation also requires mandatory unitary combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019. The Company reports earnings on a fiscal year basis and the increased income tax implications of the NJ legislation are partially recognized by the Company ratably over the course of the fiscal year ending June 30, 2019. The full impact of the legislation will be recognized in the fiscal year ending June 30, 2020.  The Company’s estimated effective tax rate is expected to increase subsequent to the fiscal year ending June 30, 2019. The legislation required a revaluation of our deferred tax assets/liabilities based on the rates at which they are expected to reverse in the future. The revaluation of the Company's deferred tax balances resulted in a one-time non-cash charge of $477,000 which was included in income tax expense for the six months ended December 31, 2018. Because the Company has a fiscal year end of June 30, the reduced corporate tax rate resulted in the application of a blended federal statutory tax rate of 28% for its fiscal year 2018. Applying the blended statutory tax rate to the results for the September 30, 2017 quarterly period resulted in a $1.3 million reduction recognized in the December 31, 2017 quarterly period.

While the Act will lower the Company's future tax rate, in accordance with ASC 740 companies are required to re-measure deferred tax balances using the new enacted tax rates to account for the future impact of lower corporate tax rates on these deferred amounts. The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The tax expense recorded in December 31, 2017 quarterly period relating to the remeasurement of the Company's deferred tax balances was $10.2 million.

Index
11. Fair Value Measurements

The Company adopted FASB ASC 820, “Fair Value Measurements and Disclosures,” on July 1, 2008. Under ASC 820, fair value measurements are not adjusted for transaction costs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820 are described below:

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

In connection with the adoption of ASU 2016-01 on July 1, 2018, the Company refined the methodology used to estimate the fair value of the loan portfolio using an exit price notion resulting in prior periods no longer being comparable. The exit price notion requires determination of the price at which willing market participants would transact at the measurement date under current market conditions depending on facts and circumstances, such as origination rates, credit risk, transaction costs, liquidity, and other adjustments.  The application of an exit price notion requires the use of significant judgment.   Estimated fair value for loans is determined using portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential, multifamily, commercial real estate, construction, land and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms.  At December 31, 2018,  estimated fair value of loans is determined using a discounted cash flow model that employs an exit discount rate that reflects the current market pricing for loans with similar characteristics and remaining maturity, adjusted by underwriting uncertainty, liquidity and credit discounts.  The June 30, 2018 estimated fair value  of  loans was determined using an entrance price methodology based only on the discounted value of contracted cash flows based on prevailing interest rates for loans with similar characteristics and remaining maturity. The Company classifies the estimated fair value of loans held for investment as Level 3.

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

Index

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and June 30, 2018 by level within the fair value hierarchy. There were no transfers between levels within the fair value hierarchy during the six months ended December 31, 2018.

	Fair Value as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$1,291	$1,291	$—	$—
Mortgage-backed securities available for sale
Residential MBS	33	—	33	—
Commercial MBS	4,037	—	4,037	—
CMO	33,224	—	33,224	—
Total debt securities available for sale	37,294	—	37,294	—

Interest rate swaps	11,135	—	11,135	—
Total assets measured on a recurring basis	$49,720	$1,291	$48,429	$—

	Fair Value as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$1,565	$1,565	$—	$—
Mortgage-backed securities available for sale
Residential MBS	71	—	71	—
Commercial MBS	4,137	—	4,137	—
CMO	38,918	—	38,918	—
Total debt securities available for sale	44,691	1,565	43,126	—

Interest rate swaps	16,789	—	16,789	—
Total assets measured on a recurring basis	$61,480	$1,565	$59,915	$—

Index

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. GAAP. The adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write downs of individual assets.

The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of December 31, 2018 and June 30, 2018 by level within the fair value hierarchy.

	Fair Value as of December 31, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Other commercial real estate	$1,041	$—	$—	$1,041
Total impaired loans	1,041	—	—	1,041
Real estate owned
Other commercial real estate	636	—	—	636
Total real estate owned	636	—	—	636
Total assets measured on a non-recurring basis	$1,677	$—	$—	$1,677

	Fair Value as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Other commercial real estate	$1,056	$—	$—	$1,056
Total impaired loans	1,056	—	—	1,056
Real estate owned
Other commercial real estate	1,564	—	—	1,564
Total real estate owned	1,564	—	—	1,564
Total assets measured on a non-recurring basis	$2,620	$—	$—	$2,620

Index

Estimated Fair Value of Financial Instruments

The following tables present the carrying amount, estimated fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s balance sheet at December 31, 2018 and June 30, 2018. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, overnight borrowings, and accrued interest.

	December 31, 2018
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Debt securities held to maturity	$348,768	$343,166	$—	$343,166	$—
Loans, net	3,483,174	3,398,255	—	—	3,398,255
Financial liabilities:
Time deposits	1,207,151	1,213,151	—	1,213,151	—
Term borrowings	529,654	522,038	—	522,038	—

	June 30, 2018
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Debt securities held to maturity	$335,374	$326,511	$—	$326,511	$—
Loans, net	3,540,903	3,470,434	—	—	3,470,434
Financial liabilities:
Time deposits	1,211,531	1,219,558	—	1,219,558	—
Term borrowings	497,372	486,278	—	486,278	—

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

Index

12. Other Comprehensive Income

The components of comprehensive income, both gross and net of tax, are presented for the periods below (in thousands):

	Three months ended December 31,		Six months ended December 31,
	2018	2017	2018	2017
Gross:
Net income	$17,921	$18,018	$36,410	$37,121
Other comprehensive income:
Change in unrealized holding gain (loss) on debt securities available for sale	394	(634)	241	(642)
Reclassification adjustment for security loss included in net income	—	324	—	324
Amortization related to post-retirement obligations	9	9	17	18
Net change in unrealized (loss) gain on interest rate swaps	(6,889)	3,247	(5,654)	3,049
Total other comprehensive (loss) income	(6,486)	2,946	(5,396)	2,749
Total comprehensive income	11,435	20,964	31,014	39,870
Tax applicable to:
Net income	4,492	14,048	9,584	21,155
Other comprehensive income:
Change in unrealized holding gain (loss) on debt securities available for sale	115	(273)	81	(277)
Reclassification adjustment for security loss included in net income	—	140	—	140
Amortization related to post-retirement obligations	4	4	4	8
Net change in unrealized (loss) gain on interest rate swaps	(2,022)	1,400	(1,661)	1,312
Total other comprehensive (loss) income	(1,903)	1,271	(1,576)	1,183
Total comprehensive income	2,589	15,319	8,008	22,338
Net of tax:
Net income	13,429	3,970	26,826	15,966
Other comprehensive income:
Change in unrealized holding gain (loss) on debt securities available for sale	279	(361)	160	(365)
Reclassification adjustment for security loss included in net income	—	184	—	184
Amortization related to post-retirement obligations	5	5	13	10
Net change in unrealized (loss) gain on interest rate swaps	(4,867)	1,847	(3,993)	1,737
Total other comprehensive (loss) income	(4,583)	1,675	(3,820)	1,566
Total comprehensive income	$8,846	$5,645	$23,006	$17,532

Index

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of tax, for the six months ended December 31, 2018 and 2017 (in thousands):

	Unrealized Holding (Loss) Gain on Debt Securities Available for Sale	Post Retirement Obligations	Unrealized Holding Gain (Loss) on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss), Net of Tax
Balance at June 30, 2018	$(86)	$(314)	$11,623	$11,223
Net change	160	13	(3,993)	(3,820)
Reclassification due to the adoption of ASU No. 2016-01	(658)	—	—	(658)
Balance at December 31, 2018	$(584)	$(301)	$7,630	$6,745

Balance at June 30, 2017	$438	$(569)	$3,651	$3,520
Net change	(181)	10	1,737	1,566
Balance at December 31, 2017	$257	$(559)	$5,388	$5,086

The following table sets forth information about the amount reclassified from accumulated other comprehensive (loss) income to the consolidated statement of income and the affected line item in the statement where net income is presented (in thousands).

		Three months ended December 31,		Six months ended December 31,
Accumulated Other Comprehensive (Loss) Income Component	Affected line item in the Consolidated Statement of Income	2018	2017	2018	2017
Reclassification adjustment for security losses included in net income	Net loss on sale of debt securities available for sale	$—	$324	$—	$324

Amortization related to post-retirement obligations (1)
Net loss	Other expenses	9	9	17	18
Total before tax		9	333	17	342
Income tax benefit		4	144	4	148
Net of tax		5	189	13	194

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

The following table summarizes non-interest income for the periods indicated (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

Fees and service charges for customer services:
Service charges on deposits	$133	$129	$258	$251
ATM and card interchange fees	137	130	267	249
Service charges on loans	57	54	114	135
Total fees and service charges	$327	$313	$639	$635
Income on bank owned life insurance	610	630	1,234	1,276
Gains (losses) on sale of OREO	855	—	855	—
Net losses on sale of debt securities available for sale	—	(324)	—	(324)
Change in fair value of equity securities	(155)	—	(274)	—
Other	5	4	9	6
Total non-interest income	$1,642	$623	$2,463	$1,593

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

In March 2017, the FASB issued ASU 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost." This update will require employers that sponsor defined benefit pension plans to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period.  Other components of the net periodic benefit cost will be presented separately from the service cost component.  This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company adopted this guidance effective July 1, 2018. The other components of net periodic benefit cost are presented as a component of other non-interest expense. The adoption resulted in a reclassification of $349,000 and $698,000 for the three and six months ended December 31, 2017, respectively, from compensation and employee benefits to other expenses.

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

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements may be identified by reference to a future period or periods, or by use of forward looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms.  Forward looking statements are subject to numerous risks and uncertainties.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in Oritani Financial Corp's (the Company's) Annual Report on Form 10-K for the year ended June 30, 2018, include, but are not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

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

Overview

The Company is a Delaware corporation that was incorporated in March 2010.  The Company is the stock holding company of Oritani Bank (the "Bank").  The Company owns 100% of the outstanding shares of common stock of the Bank.  The Company has engaged primarily in the business of holding the common stock of the Bank. The Company had previously engaged in limited lending to the real estate investment properties in which (either directly or through a subsidiary) it maintained an ownership interest.  The Company no longer has any lending activities or ownership of investment properties.

The Bank’s principal business consists of attracting retail, commercial and municipal bank deposits from the general public and investing those deposits, together with funds generated from operations and borrowed funds, in multifamily and commercial real estate loans, one- to four-family residential mortgage loans as well as in second mortgage and equity loans, construction loans, business loans, other consumer loans, and investment securities.  The Bank originates loans primarily for investment and holds such loans in its portfolio.  Occasionally, the Bank will also purchase loans or enter into loan participations.  The Bank’s primary sources of funds are deposits, borrowings, investment maturities and principal and interest payments on loans and securities.  The Bank’s revenues are derived principally from interest on loans and securities.  The Bank also generates revenue from fees, service charges and other income.  The Bank’s results of operations depend significantly on its net interest income; which is the difference between the interest earned on interest-earning assets and the interest paid on interest-bearing liabilities.  The Bank’s net interest income is primarily affected by the market interest rate environment, the shape of the U.S. Treasury yield curve, the timing of the re-pricing of interest-earning assets and interest-bearing liabilities, and the prepayment rate on its mortgage-related assets.  Provisions for loan losses and asset valuation charges can also have a significant impact on results of operations.  Other factors that may affect the Bank’s results of operations are general and local economic and competitive conditions, government policies and actions of regulatory authorities.

The Bank’s business strategy is to operate as a well-capitalized and profitable financial institution dedicated to providing exceptional personal service to its individual, business, and municipal customers. The Bank’s primary focus has been, and will continue to be, organic growth in multifamily and commercial real estate lending.

           In December 2017, Oritani Bank (the "Bank"), the wholly owned subsidiary of Oritani Financial Corp. (the "Company"), entered into an informal agreement ("Informal Agreement") with the Federal Deposit Insurance Corporation ("FDIC") and the New Jersey Department of Banking and Insurance ("NJDOBI") with regard to Bank Secrecy Act ("BSA") and Anti-Money Laundering ("AML") compliance matters.  The Company has incurred expenses associated with the remediation of these matters of $400,000 and $1.5 million for the three and six months ended December 31, 2018, respectively.  There was minimal corresponding expense in the 2017 periods. The Company believes that significant progress has been made regarding the remediation of these matters and that the majority of the associated costs have been expended and expensed.

Index

Comparison of Financial Condition at December 31, 2018 and June 30, 2018

Total Assets. Total assets decreased $77.0 million to $4.09 billion at December 31, 2018, from $4.17 billion at June 30, 2018.  The primary contributor to the decreased asset level was the contraction in loan balances.

Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) decreased $15.7 million to $19.1 million at December 31, 2018, from $34.8 million at June 30, 2018.

Net Loans. Loans, net decreased $57.7 million to $3.48 billion at December 31, 2018, from $3.54 billion at June 30, 2018.  Loans, net decreased $18.8 million over the quarter ended December 31, 2018.  The Company’s primary strategic business objective remains the organic growth of multifamily and commercial real estate loans.  As discussed in the Company’s Form 10-Q for the period ended September 30, 2018, the market to originate such loans has been particularly challenging in recent periods.  The market did not change significantly over the past quarter and the Company continued to experience decreased loan balances, an elevated level of loan prepayments and robust prepayment fee income.

Despite present conditions, the Company generated increased originations in the December 2018 quarter versus the September 2018 quarter.  However, loan principal payments increased further over the elevated total for the September quarter.  The Company also purchased $114.4 million of loans in the December quarter to partially mitigate the impact of the prepayment level.  The loans purchased were multifamily loans within its CRE lending area which fully comported with the Company’s underwriting standards.  The Company will continue to purchase loans opportunistically in order to maintain, and ultimately increase, loan balances.  The average balance of the loan portfolio decreased $99.0 million for the three months ended December 31, 2018 versus the three months ended September 30, 2018.  Loan originations, purchases and principal payments totaled $107.6 million, $114.4 million and $241.7 million, respectively, for the three months ended December 31, 2018, versus $82.0 million, $0 and $123.5 million, respectively, for the three months ended September 30, 2018.  There were no loan purchases in the September 2018 quarter.  The decrease in the average balance ($99.0 million) was much greater than the decrease in the period end balance ($18.8 million) as the loan purchases occurred toward the end of the December period and the majority of the originations also occurred in December.  The Company’s loan pipeline was $106.3 million at December 31, 2018 versus $79.8 million as of September 30, 2018.

The average balance of the loan portfolio decreased $115.3 million, or 3.3%, for the three months ended December 31, 2018 versus the comparable 2017 period.  Loan originations, purchases and principal payments totaled $109.3 million, $52.8 million and $138.3 million, respectively, for the three months ended December 31, 2017. The average balance of the loan portfolio decreased $76.7 million for the six months ended December 31, 2018 versus the comparable 2017 period.  Loan originations, purchases and principal payments for the six months ended December 31, 2018 totaled $189.7 million, $114.4 million and $365.2 million, respectively.  Loan originations, purchases and principal payments for the six months ended December 31, 2017 totaled $256.8 million, $52.8 million and $291.3 million, respectively. Delinquency and non performing asset information is provided below:

	12/31/2018	9/30/2018	6/30/2018	3/31/2018	12/31/2017
	(Dollars in thousands)
Delinquency Totals
30—59 days past due	$2,890	$15,261	$5,253	$9,772	$3,166
60—89 days past due	8,431	356	171	472	142
Nonaccrual	10,706	9,083	7,877	11,887	14,489
Total	$22,027	$24,700	$13,301	$22,131	$17,797
Non Performing Asset Totals
Nonaccrual loans, per above	$10,706	$9,083	$7,877	$11,887	$14,489
Real Estate Owned	636	1,564	1,564	636	—
Total	$11,342	$10,647	$9,441	$12,523	$14,489
Nonaccrual loans to total loans	0.30%	0.26%	0.22%	0.33%	0.40%
Delinquent loans to total loans	0.63%	0.70%	0.37%	0.61%	0.49%
Non performing assets to total assets	0.28%	0.26%	0.23%	0.30%	0.35%

Overall, non-performing asset totals and charge-offs continue to illustrate minimal credit issues at the Company.  Subsequent to December 31, 2018, an $8.1 million loan included in the 60-89 days past due total above, was sold at par plus accrued interest.

Index
 Debt Securities available for sale.  Debt securities AFS decreased $7.4 million to $37.3 million at December 31, 2018, from $44.7 million at June 30, 2018.  The decrease is primarily due to principal payments.

Debt Securities held to maturity.  Debt securities HTM increased $13.4 million to $348.8 million at December 31, 2018, from $335.4 million at June 30, 2018.  The increase is primarily due to purchases of $43.5 million exceeding principal payments of $30.1 million. The Company has been classifying the majority of new purchases as held to maturity.

Federal Home Loan Bank of New York (“FHLB”) stock.  FHLB stock decreased $2.0 million to $28.3 million at December 31, 2018, from $30.4 million at June 30, 2018.  FHLB stock holdings are required depending on several factors, including the level of borrowings with the FHLB.  As FHLB borrowings decreased over the period, excess FHLB stock was redeemed.

Deposits. Deposits decreased $11.9 million to $2.90 billion at December 31, 2018, from $2.92 billion at June 30, 2018.  Strong deposit growth remains a strategic objective of the Company.  As discussed in the Company’s Form 10-Q for the period ended September 30, 2018, deposit growth has been particularly difficult to attain in the current environment.  The Company has increased the rates of interest offered on various deposit products in order to maintain balances.  The Company has been largely successful in minimizing the outflow of deposits, however sizeable growth was not obtained.  As compared to the quarter ended September 30, 2018, the average balance of deposits increased $10.8 million and period end balances decreased $20.8 million.  The period end balances were impacted by a decrease in brokered funds of $41.6 million.  Absent the effect of brokered funds, period end balances increased $20.8 million.  The Company recently upwardly adjusted pricing on its municipal deposit checking portfolio and offered a premium rate savings account.  The Company’s loan to deposit ratio decreased to 120.0% at December 31, 2018.

Borrowings.  Borrowings decreased $27.7 million to $568.7 million at December 31, 2018, from $596.4 million at June 30, 2018.  The decrease is primarily a function of the Company’s decreased total assets at December 31, 2018, particularly decreased loan balances.

Stockholders’ Equity.  Stockholders’ equity decreased $32.3 million to $527.1 million at December 31, 2018, from $559.3 million at June 30, 2018.  The decrease was primarily due to dividends and stock repurchases, partially offset by net income and the release of treasury shares in conjunction with stock option exercises.  During the quarter ended December 31, 2018, the Company repurchased 1,871,979 shares of its common at a total cost of $28.5 million for an average price of $15.20 per share.  Based on our December 31, 2018 closing price of $14.75 per share, the Company stock was trading at 125.2% of book value.

Index

Average Balance Sheet for the Three and Six Months ended December 31, 2018 and 2017

The following tables present certain information regarding Oritani Financial Corp.’s financial condition and net interest income for the three and six months ended December 31, 2018 and 2017.  The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  We derived average balances from daily balances over the periods indicated.  Interest income includes fees that we consider adjustments to yields, including prepayment penalties.

	Average Balance Sheet and Yield/Rate Information For the Three Months Ended (unaudited)
	December 31, 2018			December 31, 2017
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate
Interest-earning assets:			(Dollars in thousands)
Loans (1)	$3,428,120	$36,085	4.21%	$3,543,438	$35,891	4.05%
Federal Home Loan Bank Stock	26,859	481	7.16%	26,352	451	6.85%
Equity securities	1,412	12	3.40%	1,578	12	3.04%
Securities available for sale	38,708	222	2.29%	84,968	445	2.09%
Securities held to maturity	335,958	2,002	2.38%	241,852	1,145	1.89%
Federal funds sold and short term investments	48,914	280	2.29%	33,437	108	1.29%
Total interest-earning assets	3,879,971	39,082	4.03%	3,931,625	38,052	3.87%
Non-interest-earning assets	207,260			219,737
Total assets	$4,087,231			$4,151,362
Interest-bearing liabilities:
Savings deposits	284,417	641	0.90%	179,194	104	0.23%
Money market	680,221	1,863	1.10%	843,671	2,354	1.12%
Checking accounts	736,647	2,116	1.15%	751,532	1,111	0.59%
Time deposits	1,219,376	5,319	1.74%	1,189,774	4,219	1.42%
Total deposits	2,920,661	9,939	1.36%	2,964,171	7,788	1.05%
Borrowings	517,461	3,116	2.41%	513,794	2,656	2.07%
Total interest-bearing liabilities	3,438,122	13,055	1.52%	3,477,965	10,444	1.20%
Non-interest-bearing liabilities	103,617			104,699
Total liabilities	3,541,739			3,582,664
Stockholders’ equity	545,492			568,698
Total liabilities and stockholders’ equity	$4,087,231			$4,151,362
Net interest income		$26,027			$27,608
Net interest rate spread (2)			2.51%			2.67%
Net interest-earning assets (3)	$441,849			$453,660
Net interest margin (4)			2.68%			2.81%
Average of interest-earning assets to interest-bearing liabilities			112.85%			113.04%

(1)	Average Outstanding Balance includes nonaccrual loans and interest earned includes prepayment income.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Index

	Average Balance Sheet and Yield/Rate Information For the Six Months Ended (unaudited)
	December 31, 2018			December 31, 2017
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$3,477,602	$72,037	4.14%	3,554,270	$71,728	4.04%
Federal Home Loan Bank Stock	27,253	929	6.82%	28,170	936	6.65%
Equity securities	1,470	22	2.99%	1,535	24	3.13%
Securities available for sale	40,343	462	2.29%	89,420	929	2.08%
Securities held to maturity	334,974	3,931	2.35%	239,175	2,244	1.88%
Federal funds sold and short term investments	26,627	302	2.27%	17,331	111	1.28%
Total interest-earning assets	3,908,269	77,683	3.98%	3,929,901	75,972	3.87%
Non-interest-earning assets	206,004			207,554
Total assets	$4,114,273			$4,137,455
Interest-bearing liabilities:
Savings deposits	242,358	831	0.69%	178,209	205	0.23%
Money market	718,334	3,920	1.09%	849,399	4,736	1.12%
Checking accounts	730,026	3,775	1.03%	733,283	2,083	0.57%
Time deposits	1,224,558	10,450	1.71%	1,162,669	8,117	1.40%
Total deposits	2,915,276	18,976	1.30%	2,923,560	15,141	1.04%
Borrowings	544,237	6,385	2.35%	553,400	5,579	2.02%
Total interest-bearing liabilities	3,459,513	25,361	1.47%	3,476,960	20,720	1.19%
Non-interest-bearing liabilities	101,584			94,396
Total liabilities	3,561,097			3,571,356
Stockholders’ equity	553,176			566,099
Total liabilities and stockholders’ equity	$4,114,273			$4,137,455
Net interest income		$52,322			$55,252
Net interest rate spread (2)			2.51%			2.68%
Net interest-earning assets (3)	$448,756			$452,941
Net interest margin (4)			2.68%			2.81%
Average of interest-earning assets to interest-bearing liabilities			112.97%			113.03%

(1)	Average Outstanding Balance includes nonaccrual loans and interest earned includes prepayment income.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Index
Comparison of Operating Results for the Three Months ended December 31, 2018 and 2017

Net Income.  Net income increased $9.5 million to $13.4 million for the quarter ended December 31, 2018, from $4.0 million for the corresponding 2017 quarter.   The most significant factor regarding the increased income is changes in income tax expense as pretax income was relatively consistent between the periods.  Results in the 2017 period were impacted by the Tax Cuts and Jobs Act (the “Act”) that was signed into law on December 22, 2017.  The Act lowered the Company’s prospective tax rate.  The Act also required the Company to revalue its deferred tax assets and deferred tax liabilities to account for the future impact of lower corporate tax rates on these deferred amounts. The revaluation resulted in a one-time charge of $10.2 million in the December 31, 2017 period.  Excluding the impact of this non-recurring charge, net income for the quarter ended December 31, 2017 was $12.9 million, or $0.29 per basic (and $0.28 diluted) common share.

Interest Income. Total interest income increased $1.0 million to $39.1 million for the three months ended December 31, 2018, from $38.1 million for the three months ended December 31, 2017. Interest income on loans increased $194,000 to $36.1 million for the three months ended December 31, 2018, from $35.9 million for the three months ended December 31, 2017.  The decrease in the average balance of loans, as discussed in  “Comparison of Financial Condition at December 31, 2018  and June 30, 2018, Net Loans,” impacted loan interest income.

The yield on the loan portfolio increased 16 basis points for the quarter ended December 31, 2018 versus the comparable 2017 period.  On a linked quarter basis (December 31, 2018 versus September 30, 2018), the yield on the loan portfolio increased 13 basis points.  The level of prepayment income impacted these results.  Exclusive of prepayment penalties, the yield on the loan portfolio increased 14 basis points versus the quarter ended December 31, 2017 and 6 basis points versus the September 30, 2018 quarter.  Prepayment penalties totaled $1.7 million, $1.2 million and $1.6 million for the quarters ended December 31, 2018, September 30, 2018 and December 31, 2017, respectively.   In addition to prepayment penalties, the prepayment level also impacted the loan yield through the realization of deferred loan fees.  While loan fees are regularly amortized into income, loan prepayments accelerate the recognition of these fees as income.  Deferred loan fees recognized as interest income totaled $687,000, $468,000 and $496,000 for the quarters ended December 31, 2018, September 30, 2018 and December 31, 2017, respectively.

Interest income on debt securities AFS decreased $223,000 to $222,000 for the three months ended December 31, 2018, from $445,000 for the three months ended December 31, 2017.  Interest income on debt securities HTM increased $857,000 to $2.0 million for the three months ended December 31, 2018, from $1.1 million for the three months ended December 31, 2017.  The average balance of debt securities available for sale decreased $46.3 million for the three months ended December 31, 2018 versus the comparable 2017 period, while the average balance of debt securities held to maturity increased $94.1 million over the same period.  The Company has been classifying the majority of new purchases as held to maturity.
Interest Expense. Total interest expense increased $2.6 million to $13.1 million for the three months ended December 31, 2018, from $10.4 million for the three months ended December 31, 2017. The average balance of deposits, as discussed in  “Comparison of Financial Condition at December 31, 2018  and June 30, 2018, Deposits,” impacted interest expense on deposits.  The overall cost of deposits increased 31 basis points for the quarter ended December 31, 2018 versus the comparable 2017 period.  The increased costs are primarily due to the impact of market pressures.  In response to market pressures, the Company recently upwardly adjusted pricing on its municipal deposit checking portfolio and offered a premium rate savings account.
Interest expense on borrowings increased $460,000 to $3.1 million for the three months ended December 31, 2018, from $2.7 million for the three months ended December 31, 2017.  The cost of borrowings increased 34 basis points.  The cost of borrowings has been impacted by the overall increase in interest rates, particularly overnight and short term borrowings.

Index
Net Interest Income Before Provision for Loan Losses.  Net interest income decreased by $1.6 million to $26.0 million for the three months ended December 31, 2018, from $27.6 million for the three months ended December 31, 2017.    The Company’s net interest income, spread and margin over the period are detailed in the chart below.

	Net Interest Income Before	Prepayment Penalty	Net Interest Income Before Provision, Excluding Prepayment	Including Prepayment Penalties		Excluding Prepayment Penalties
Quarter Ended	Provision	Income	Penalties	Spread	Margin	Spread	Margin
	(Dollars in thousands)
December 31, 2018	$26,027	$1,727	$24,300	2.51%	2.68%	2.33%	2.51%
September 30, 2018	26,295	1,154	25,141	2.51%	2.67%	2.40%	2.55%
June 30, 2018	27,721	1,836	25,885	2.65%	2.81%	2.47%	2.63%
March 31, 2018	26,953	553	26,400	2.60%	2.74%	2.54%	2.68%
December 31, 2017	27,608	1,638	25,970	2.67%	2.81%	2.50%	2.64%

The Company’s spread and margin have been significantly impacted by prepayment penalties.  Due to this situation, the chart above details results with and without the impact of prepayment penalties.  Net interest income before provision for loan losses, excluding prepayment penalties, is a non-GAAP financial measure since it excludes a component (prepayment penalty income) of net interest income and therefore differs from the most directly comparable measure calculated in accordance with GAAP. The Company believes the presentation of this non-GAAP financial measure is useful because it provides information to assess the underlying performance of the loan portfolio since prepayment penalty income can be expected to change as interest rates change.  While prepayment penalty income is expected to continue, fluctuations in the level of prepayment income are also expected.  The level of prepayment income is generally expected to decrease as external interest rates increase since borrowers would have less of an incentive to refinance existing loans.  However, the time period when these events could occur may not align, and the specific behavior of borrowers is difficult to predict.  Borrowers can be driven to prepay their loans based on factors other than interest rates.  The level of loan prepayments and prepayment income experienced by the Company has been elevated (versus historical levels) despite generally increased interest rates during the majority of the period.

The Company’s spread and margin have been under pressure due to several factors, including  a flattening treasury yield curve, modifications of loans within the existing loan portfolio, prepayments of higher yielding loans and investments, and increased funding costs. The Company executed a previously disclosed balance sheet restructuring partially to counter a portion of the spread and margin compression resulting from these factors.  While spread and margin have been under pressure for an extended period, the competitive market for deposits increased substantially in fiscal 2019. As described above, the Company has recently realized increases in both the cost of funds and the yield on interest earning assets.  The level of loan prepayments contributed to the increase in the yield on interest earning assets.

The Company’s net interest income and net interest rate spread were both negatively impacted due to the reversal of accrued interest income on loans delinquent 90 days or more.  The total of such income reversed was $62,000 and $128,000 for the three months ended December 31, 2018 and 2017, respectively.

Index
Provision for Loan Losses. The Company recorded no provision for loan losses for the three months ended December 31, 2018 and December 31, 2017.  A rollforward of the allowance for loan losses for the three months ended December 31, 2018 and 2017 is presented below:

	Three months ended December 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$28,565	$30,402
Provisions charged to operations	—	—
Recoveries of loans previously charged off	74	—
Loans charged off	—	—
Balance at end of period	$28,639	$30,402
Allowance for loan losses to total loans	0.81%	0.84%
Net charge-offs (annualized) to average loans outstanding	(0.01)%	—

Non-interest Income. Non-interest income increased $1.0 million to $1.6 million for the three months ended December 31, 2018, from $623,000 for the three months ended December 31, 2017.   The increase is primarily due to a gain of $855,000 on the sale of a foreclosed property.  This increase was partially offset by a $155,000 decrease in fair value of equity securities held by the Company.  The 2017 period includes a loss of $324,000 on the sale of certain AFS investment securities.  There were no sales of securities in the 2018 period.

Non-interest Expenses. Non-interest expenses decreased $465,000 to $9.7 million for the three months ended December 31, 2018, from $10.2 million for the three months ended December 31, 2017.  The decrease was primarily due to compensation, payroll taxes and fringe benefits, which decreased $1.7 million to $5.5 million for the three months ended December 31, 2018, from $7.1 million for the three months ended December 31, 2017.   The decrease was primarily due to decreased ESOP related expenses as well as decreased costs associated with the incentive and non-qualified benefit plans.  These decreases were partially offset by an increase in other expenses, which increased $1.2 million to $2.6 million for the three months ended December 31, 2018, from $1.4 million for the three months ended December 31, 2017.   The increase in other expenses was due to increased pension contribution costs and costs associated with Bank Secrecy Act ("BSA") and Anti-Money Laundering ("AML") compliance matters as discussed in previous releases.  The Company incurred expenses associated with the remediation of these matters of $400,000 for the three months ended December 31, 2018.  There was minimal corresponding expense in the 2017 period.

Income Tax Expense.  Income tax expense for the three months ended December 31, 2018 was $4.5 million on pre-tax income of $17.9 million, resulting in an effective tax rate of 25.1%.  Income tax expense for the three months ended December 31, 2017 was $14.0 million. Income tax expense for the 2017 period was significantly impacted by the Act, as previously discussed in “Comparison of Operating Results for the Three months ended December 31, 2018 and 2017, Net Income.”  The decrease in effective tax rate in the 2018 period was the result of the enactment of the Act.  The benefit of the lower federal tax rate in 2018 was partially offset by the impact of New Jersey (“NJ”) tax legislation enacted on July 1, 2018 that imposes a temporary surtax of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021.  The legislation also requires mandatory unitary combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019.  The Company reports earnings on a fiscal year basis and the increased income tax implications of the NJ legislation are partially recognized by the Company ratably over the course of the fiscal year ending June 30, 2019.  The full impact of the legislation will be recognized in the fiscal year ending June 30, 2020.  The Company’s estimated effective tax rate for the fiscal year ending June 30, 2019 is 25.0%.  The Company’s estimated effective tax rate is expected to increase subsequent to the fiscal year ending June 30, 2019.  The legislation required a revaluation of our deferred tax assets/liabilities based on the rates at which they are expected to reverse in the future.

Index

Comparison of Operating Results for the Six Months ended December 31, 2018 and 2017

Net Income.  Net income increased $10.9 million to $26.8 million for the six months ended December 31, 2018, from $16.0 million for the corresponding 2017 period. Results for the 2017 period were also significantly impacted by the Act, as discussed in "Comparison of Operating Results for the Three Months ended December 31, 2018 and 2017, Net Income."

Interest Income. Total interest income increased $1.7 million to $77.7 million for the six months ended December 31, 2018, from $76.0 million for the six months ended December 31, 2017. The explanations provided in "Comparison of Operating Results for the Three Months ended December 31, 2018 and 2017, Interest Income" are also largely applicable to the six month period comparison. Loan originations, purchases and principal payments for the six months ended December 31, 2018 totaled $189.7 million, $114.4 million and $365.2 million, respectively.  Loan originations, purchases and principal payments for the six months ended December 31, 2017 totaled $256.8 million, $52.8 million and $291.3 million, respectively.  Prepayment penalties totaled $2.9 million for both the six months ended December 31, 2018 and 2017.  Prepayment penalties boosted annualized loan yield by 16 basis points in the 2018 period versus 17 basis points in the 2017 period.

Interest Expense. Total interest expense increased $4.6 million to $25.4 million for the six months ended December 31, 2018, from $20.7 million for the six months ended December 31, 2017. The explanations provided in “Comparison of Operating Results for the Three Months ended December 31, 2018 and 2017, Interest Expense" regarding deposits and borrowings are also largely applicable to the six month period comparison.

Net Interest Income Before Provision for Loan Losses.  Net interest income decreased by $2.9 million to $52.3 million for the six months ended December 31, 2018, from $55.3 million for the six months ended December 31, 2017. The explanations and information contained in "Comparison of Operating Results for the Three Months ended December 31, 2018 and 2017, Net Interest Income Before Provision for Loan Losses" are also applicable to the six month comparison. The total reversal of accrued interest income on loans delinquent 90 days or more was $135,000 and $206,000 for the six months ended December 31, 2018 and 2017, respectively.

Provision for Loan Losses. The Company recorded a reversal of provision for loan losses of $2.0 million for the six months ended December 31, 2018 and no provision for loan losses for the six months ended December 31, 2017.  A rollforward of the allowance for loan losses for the six months ended December 31, 2018 and 2017 is presented below:

	Six Months ended December 31,
	2018	2017
	(Dollars in thousands)
Balance at beginning of period	$30,562	$30,272
Provisions charged to operations	(2,000)	—
Recoveries of loans previously charged off	77	152
Loans charged off	—	(22)
Balance at end of period	$28,639	$30,402
Allowance for loan losses to total loans	0.81%	0.84%
Net charge-offs (annualized) to average loans outstanding	—	(0.01)%

The $2.0 million reversal of provision for loan losses recorded for the 2018 period was due primarily to loan portfolio contraction and reduced qualitative factors within the allowance calculation as determined as part of our quarterly reassessment.

See also delinquency information contained in “Comparison of Financial Condition at December 31, 2018 and June 30, 2018, Net Loans” and footnote 6 of the consolidated financial statements.

Non-interest Income. Non-interest income increased $870,000 to $2.5 million for the six months ended December 31, 2018 from $1.6 million for the six months ended December 31, 2017.  Results were impacted by the factors described in "Comparison of Operating Results for the Three Months ended December 31, 2018 and 2017, Non-interest Income."  The decrease in fair value of equity securities was more pronounced in the six month period, totaling $274,000.

Non-interest Expense. Non-interest expenses increased $651,000 to $20.4 million for the six months ended December 31, 2018, from $19.7 million for the six months ended December 31, 2017.  Results were impacted by the factors described in "Comparison of Operating Results for the Three Months ended December 31, 2018 and 2017, Non-interest Expense."  The increase in other expenses was more pronounced in the six month period.  The Company has incurred expenses associated with BSA and AML matters of $1.5 million for the six months ended December 31, 2018.  There was no corresponding expense in the 2017 period.  The Company believes that significant progress has been made regarding the remediation of these matters and that the majority of the associated costs have been expended and expensed.

Income Tax Expense. Income tax expense for the six months ended December 31, 2018, was $9.6 million, due to pre-tax income of $36.4 million, resulting in an effective tax rate of 26.3%.  Income tax expense for the six months ended December 31, 2017 was $21.2 million.  Please see “Comparison of Operating Results for the Three Months ended December 31, 2018 and 2017, Net Income and Income Tax Expense" for commentary on items that impacted both the six month periods.  In addition, the NJ tax legislation enacted on July 1, 2018 required a revaluation of the Company's deferred tax balances which resulted in a one-time non-cash charge of $477,000 and is included in income tax expense for the six months ended December 31, 2018.

Index

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

At December 31, 2018 and June 30, 2018, the Company had $39.0 million and $99.0 million in overnight borrowings,  respectively.  The Company had total borrowings of $568.7 million at December 31, 2018 and $596.4 million at June 30, 2018.  The Company’s total borrowings at December 31, 2018 include $529.7 million in longer term borrowings, $500.6 million with the FHLB and $29.0 million with another financial institution.

In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans.  At December 31, 2018, outstanding commitments to originate loans totaled $30.3 million and outstanding commitments to extend credit totaled $30.4 million.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $860.4 million at December 31, 2018.  Based upon historical experience, management estimates that a large portion of such deposits will remain with the Company.  The portion that remains will be significantly impacted by the renewal rates offered by the Company.

The management of liquidity described in the above paragraphs primarily pertains to Oritani Bank.  The Company, on an unconsolidated basis, also has liquidity sources and uses.  The Company’s primary, recurring source of funds has been dividends from Oritani Bank.  As a wholly owned subsidiary of the Company, the Bank will typically distribute its net income to the Company as a dividend.  Under the New Jersey Banking Act, a stock savings bank may declare and pay a dividend on its capital stock only to the extent that the payment of the dividend would not impair the capital stock of the savings bank.  In addition, a stock savings bank may not pay a dividend unless the savings bank would, after the payment of the dividend, have a surplus of not less than 50% of its capital stock, or alternatively, the payment of the dividend would not reduce the surplus.  Additionally, Oritani Bank must notify the Federal Reserve Board thirty days before declaring any dividend to the Company.  The Federal Reserve Board may object to the payment of the dividend if it deems it to be unsafe or unsound or a violation of a law, regulation or order or if the institution will be undercapitalized after the dividend.  An inability of Oritani Bank to pay dividends may restrict the Company's ability to pay dividends.

The Company’s primary use of funds has been dividends to shareholders and repurchases of common stock.  The declarations of such dividends are at the discretion of the Company and the dividend amount could be reduced or eliminated if the payment of a dividend to shareholders would result in a liquidity concern.  At December 31, 2018 and June 30, 2018, the Company, on an unconsolidated basis, had cash and cash equivalents of $1.8 million and $56.6 million, respectively.

Index
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

As of December 31, 2018 and June 30, 2018, the Company and Bank exceeded all regulatory capital requirements, including the currently applicable capital conservation buffer of 1.88%, as follows:

	December 31, 2018
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Common Equity Tier 1 (CET1) (to risk-weighted assets)	$520,309	14.31%	$163,672	4.50%
Tier 1capital (to risk-weighted assets)	520,309	14.31%	218,229	6.00%
Total capital (to risk-weighted assets)	548,949	15.09%	290,972	8.00%
Tier 1 leverage capital (to average assets)	520,309	12.76%	163,055	4.00%
Capital Conservation Buffer	257,976	7.09%	68,197	1.88%

	June 30, 2018
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Common Equity Tier 1 (CET1) (to risk-weighted assets)	$555,703	15.02%	$166,443	4.50%
Tier 1 capital (to risk-weighted assets)	555,703	15.02%	221,924	6.00%
Total capital (to risk-weighted assets)	585,975	15.84%	295,898	8.00%
Tier 1 leverage capital (to average assets)	555,703	13.51%	164,562	4.00%
Capital Conservation Buffer	290,077	7.84%	46,234	1.25%

	December 31, 2018
	Actual		Required		Well-Capitalized
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Bank:
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$499,356	13.73%	$163,648	4.50%	$236,380	6.50%
Tier 1 capital (to risk-weighted assets)	499,356	13.73%	218,197	6.00%	290,930	8.00%
Total capital (to risk-weighted assets)	527,994	14.52%	290,930	8.00%	363,662	10.00%
Tier 1 Leverage capital (to average assets)	499,356	12.25%	163,029	4.00%	203,786	5.00%
Capital conservation buffer	237,064	6.52%	68,187	1.88%

	June 30, 2018
	Actual		Required		Well-Capitalized
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Bank:
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$521,414	14.10%	$166,440	4.50%	$240,413	6.50%
Tier 1 capital (to risk-weighted assets)	521,414	14.10%	221,919	6.00%	295,893	8.00%
Total capital (to risk-weighted assets)	551,686	14.92%	295,893	8.00%	369,866	10.00%
Tier 1 Leverage capital (to average assets)	521,414	12.68%	164,533	4.00%	205,666	5.00%
Capital conservation buffer	255,793	6.92%	46,233	1.25%

Index

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended June 30, 2018, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets and liabilities are carried in the consolidated Balance Sheets at fair value or the lower of cost or fair value. Policies with respect to the methodologies used to determine the allowance for loan losses and judgments regarding the valuation of securities and derivatives  as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors. For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2018.

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
(iii)	obtaining general financing through FHLB advances with a fixed long term; and
(iv)	utilizing interest rate swaps or other derivative instruments

Loan Portfolio by Reprice/Maturity Date
At December 31, 2018
(Dollars in thousands)
Repricing or Maturing Within:	Amount	Weighted Average Rate	% of Total Loans	Cumulative % of Total Loans
1 Year or less	$725,964	3.76%	20.61%	20.61%
1 - 3 years	1,176,466	3.56%	33.41%	54.02%
3 - 5 years	915,685	4.10%	26.00%	80.02%
5 - 7 years	196,035	4.18%	5.57%	85.59%
7 to 10 years	171,843	4.77%	4.88%	90.47%
Greater than 10 years	335,611	4.46%	9.53%	100.00%
Total	$3,521,604	3.92%	100.00%

 At December 31, 2018, 54.02 % of the loan portfolio matures or reprices in 3 years or less, and 80.02% matures or reprices in 5 years or less.

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

The table below sets forth, as of December 31, 2018, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) basis points
	(Dollars in thousands)
+200	$481,039	$(83,547)	(14.8)%	12.4%	(157)
+100	525,627	(38,959)	(6.9)%	13.2%	(71)
—	564,586	—	—%	13.9%	—
(100)	592,353	27,767	4.9%	14.4%	44
(200)	616,926	52,340	9.3%	14.7%	75

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at December 31, 2018, in the event of a 200 basis point decrease in interest rates, we would experience a 9.3% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 14.8% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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
(c)
Repurchase of Our Equity Securities.  The following table shows the Company's repurchases of its common stock for each calendar month in the three months ended December 31, 2018 and the stock repurchase plan approved by our Board of Directors.

Period	Total Number of Shares Repurchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan (2)
October 31, 2018	871,955	$15.31	871,298	998,765
November 30, 2018	781,314	15.14	780,055	218,710
December 31, 2018	218,710	15.00	218,710	—
	1,871,979		1,870,063

(1) Includes shares purchased upon restricted stock awards vesting for payment of withholding taxes.

(2) On March 4, 2015, the Board of Directors of the Company authorized a fourth stock repurchase plan pursuant to which the Company is authorized to repurchase up to 5% of the outstanding shares, or 2,205,451 shares. During the quarter ended December 31, 2018, the Company repurchased 1,870,063 shares of its common stock at a total cost of $28.4 million for an average price of $15.20 per share.

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

ORITANI FINANCIAL CORP.

Date:	February 11, 2019	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date:	February 11, 2019	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer