Form 10-Q
period 2019-03-31
Oritani Financial Corp
filed 2019-05-10
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q
______________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    YES  ☐     NO  ☒
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common	ORIT	The NASDAQ Stock Market

As of May 10, 2019, there were 56,245,065 shares of the Registrant’s common stock, par value $0.01 per share, issued and 45,083,052 shares outstanding.

Oritani Financial Corp.
FORM 10-Q

Index
Part I. Financial Information
Item 1. Financial Statements

Oritani Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2019	June 30, 2018
	(unaudited)	(audited)
Assets
Cash on hand and in banks	$14,982	$23,613
Federal funds sold and short term investments	2,513	11,235
Cash and cash equivalents	17,495	34,848
Loans, net	3,495,388	3,540,903
Equity securities	1,378	1,565
Debt securities available for sale, at market value	35,013	43,126
Debt securities held to maturity, fair value of $333,066 and $326,511, respectively	335,579	335,374
Bank Owned Life Insurance (at cash surrender value)	100,266	98,438
Federal Home Loan Bank of New York (“FHLB”) stock at cost	26,074	30,365
Accrued interest receivable	11,985	11,261
Real estate owned	636	1,564
Office properties and equipment, net	13,039	13,455
Deferred tax assets, net	28,952	25,864
Other assets	8,897	30,276
Total Assets	$4,074,702	$4,167,039
Liabilities
Deposits	$2,898,638	$2,915,128
Borrowings	548,775	596,372
Advance payments by borrowers for taxes and insurance	28,095	24,169
Other liabilities	68,477	72,024
Total Liabilities	3,543,985	3,607,693
Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 45,080,139 shares outstanding at March 31, 2019 and 46,616,646 shares outstanding at June 30, 2018	562	562
Additional paid-in capital	515,138	514,002
Non-vested restricted stock awards	(241)	(176)
Treasury stock, at cost; 11,164,926 shares at March 31, 2019 and 9,628,419 shares at June 30, 2018	(153,324)	(129,433)
Unallocated common stock held by the employee stock ownership plan	(15,437)	(16,631)
Retained earnings	180,007	179,799
Accumulated other comprehensive income, net of tax	4,012	11,223
Total Stockholders’ Equity	530,717	559,346
Total Liabilities and Stockholders’ Equity	$4,074,702	$4,167,039

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Three Months ended March 31,		Nine Months ended March 31,
	2019	2018	2019	2018
	(unaudited)
Interest income:
Interest on loans	$35,323	$35,398	$107,360	$107,126
Dividends on FHLB stock	467	432	1,396	1,368
Dividends on equity securities	15	10	37	34
Interest on debt securities available for sale	211	274	673	1,203
Interest on debt securities held to maturity	2,178	1,419	6,109	3,663
Interest on federal funds sold and short term investments	29	28	331	139
Total interest income	38,223	37,561	115,906	113,533
Interest expense:
Deposits	10,827	7,887	29,803	23,028
Borrowings	3,287	2,721	9,672	8,300
Total interest expense	14,114	10,608	39,475	31,328
Net interest income before provision for loan losses	24,109	26,953	76,431	82,205
Reversal of provision for loan losses	—	—	(2,000)	—
Net interest income after provision for loan losses	24,109	26,953	78,431	82,205
Non-interest income:
Fees and service charges	405	371	1,044	1,010
Bank-owned life insurance	594	603	1,828	1,879
Gains (losses) on sale of OREO	—	—	855	(2)
Change in fair value of equity securities	87	—	(187)	—
Net losses on sale of debt securities available for sale	—	—	—	(324)
Other income	9	7	18	16
Total non-interest income	1,095	981	3,558	2,579
Non-interest expense:
Compensation, payroll taxes and fringe benefits	5,958	6,277	17,470	19,619
Advertising	143	143	428	428
Office occupancy and equipment expense	820	862	2,315	2,391
Data processing service fees	527	499	1,545	1,463
Federal insurance premiums	270	300	855	900
Other expenses	1,423	1,681	6,903	4,690
Total non-interest expense	9,141	9,762	29,516	29,491
Income before income tax expense	16,063	18,172	52,473	55,293
Income tax expense	3,613	4,747	13,197	25,902
Net income	$12,450	$13,425	$39,276	$29,391
Earnings per basic common share	$0.29	$0.30	$0.90	$0.67
Earnings per diluted common share	$0.28	$0.30	$0.89	$0.65

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Three Months ended March 31,		Nine Months ended March 31,
	2019	2018	2019	2018
	(unaudited)
Net of tax:
Net income	$12,450	$13,425	$39,276	$29,391
Other comprehensive income:
Change in unrealized holding gain (loss) on debt securities available for sale	159	(298)	318	(663)
Reclassification adjustment for security loss included in net income	—	—	—	184
Amortization related to post-retirement obligations	6	5	20	15
Net change in unrealized (loss) gain on interest rate swaps	(2,898)	3,819	(6,891)	5,556
Total other comprehensive (loss) income	(2,733)	3,526	(6,553)	5,092
Total comprehensive income	$9,717	$16,951	$32,723	$34,483

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Three Months ended March 31, 2019 and 2018 (unaudited)
(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Non-vested restricted stock awards	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Total stockholders' equity
Balance at December 31, 2017	46,304,550	$562	$513,316	$(201)	$(132,371)	$(17,331)	$178,484	$5,086	$547,545
Net income	—	—	—	—	—	—	13,425	—	13,425
Other comprehensive income , net of tax	—	—	—	—	—	—	—	3,526	3,526
Cash dividends declared ($0.25 per share)	—	—	—	—	—	—	(11,060)	—	(11,060)
Purchase of treasury stock	(487,671)	—	—	—	(7,753)	—	—	—	(7,753)
Compensation cost for stock options and restricted stock	—	—	37	—	—	—	—	—	37
ESOP shares allocated or committed to be released	—	—	326	—	—	350	—	—	676
Exercise of stock options	787,397	—	—	—	10,524	—	(2,288)	—	8,236
Tax Cuts and Jobs Act of 2017, Reclassification from AOCI to Retained Earnings, Tax Effect	—	—	—	—	—	—	(1,100)	1,100	—
Balance at March 31, 2018	46,604,276	$562	$513,679	$(201)	$(129,600)	$(16,981)	$177,461	$9,712	$554,632

Continued on next page

Index
 Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Three Months ended March 31, 2019 and 2018 (unaudited)
(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Non-vested restricted stock awards	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Total stockholders' equity
Balance at December 31, 2018	44,751,879	$562	$514,744	$(241)	$(157,831)	$(15,789)	$178,865	$6,745	$527,055
Net income	—	—	—	—	—	—	12,450	—	12,450
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(2,733)	(2,733)
Cash dividends declared ($0.25 per share)	—	—	—	—	—	—	(10,773)	—	(10,773)
Compensation cost for stock options and restricted stock	—	—	35	—	—	—	—	—	35
ESOP shares allocated or committed to be released	—	—	359	—	—	352	—	—	711
Exercise of stock options	328,260	—	—	—	4,507	—	(535)	—	3,972
Balance at March 31, 2019	45,080,139	$562	$515,138	$(241)	$(153,324)	$(15,437)	$180,007	$4,012	$530,717

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Nine Months ended March 31, 2019 and 2018 (unaudited)
(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Non-vested restricted stock awards	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Total stockholders' equity
Balance at June 30, 2017	45,992,366	$562	$512,337	$(458)	$(136,517)	$(18,407)	$198,186	$3,520	$559,223
Net income	—	—	—	—	—	—	29,391	—	29,391
Other comprehensive income , net of tax	—	—	—	—	—	—	—	5,092	5,092
Cash dividends declared ($1.05 per share)	—	—	—	—	—	—	(46,219)	—	(46,219)
Purchase of treasury stock	(492,458)	—	—	—	(7,834)	—	—	—	(7,834)
Compensation cost for stock options and restricted stock	—	—	138	—	—	—	—	—	138
ESOP shares allocated or committed to be released	—	—	1,414	—	—	1,426	—	—	2,840
Exercise of stock options	1,111,368	—	—	—	14,838	—	(2,837)	—	12,001
Forfeiture of restricted stock awards	(7,000)	—	—	87	(87)	—	—	—	—
Vesting of restricted stock awards	—	—	(210)	170	—	—	40	—	—
Tax Cuts and Jobs Act of 2017, Reclassification from AOCI to Retained Earnings, Tax Effect	—	—	—	—	—	—	(1,100)	1,100	—
Balance at March 31, 2018	46,604,276	$562	$513,679	$(201)	$(129,600)	$(16,981)	$177,461	$9,712	$554,632

Continued on next page

Index
Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Nine Months ended March 31, 2019 and 2018 (unaudited)
(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Non-vested restricted stock awards	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Total stockholders' equity
Balance at June 30, 2018	46,616,646	$562	$514,002	$(176)	$(129,433)	$(16,631)	$179,799	$11,223	$559,346
Net income	—	—	—	—	—	—	39,276	—	39,276
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(6,553)	(6,553)
Cash dividends declared ($0.90 per share)	—	—	—	—	—	—	(39,198)	—	(39,198)
Purchase of treasury stock	(1,890,767)	—	—	—	(28,747)	—	—	—	(28,747)
Issuance of restricted stock awards	10,000	—	—	(134)	134	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	121	—	—	—	—	—	121
ESOP shares allocated or committed to be released	—	—	1,101	—	—	1,194	—	—	2,295
Exercise of stock options	344,260	—	—	—	4,722	—	(545)	—	4,177
Vesting of restricted stock awards	—	—	(86)	69	—	—	17	—	—
Reclassification due to the adoption of ASU No. 2016-01	—	—	—	—	—	—	658	(658)	—
Balance at March 31, 2019	45,080,139	$562	$515,138	$(241)	$(153,324)	$(15,437)	$180,007	$4,012	$530,717

See accompanying notes to unaudited consolidated financial statements.

Index

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Nine Months ended March 31,
	2019	2018
	(unaudited)
Cash flows from operating activities:
Net income	$39,276	$29,391
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	2,416	2,978
Tax benefit from stock-based compensation	260	1,120
Depreciation of premises and equipment	561	583
Net amortization and accretion of premiums and discounts on securities	872	873
Reversal of provision for loan losses	(2,000)	—
Amortization and accretion of deferred loan fees, net	(1,837)	(1,865)
(Increase) decrease in deferred taxes	(323)	10,581
Net losses on sale of debt securities available for sale	—	324
Fair value adjustment for equity securities	187	—
(Gain) loss on sale of real estate owned	(855)	2
Increase in cash surrender value of bank owned life insurance	(1,828)	(1,878)
Increase in accrued interest receivable	(724)	(818)
Decrease (increase) in other assets	11,595	(10,193)
(Decrease) increase in other liabilities	(3,777)	16,843
Net cash provided by operating activities	43,823	47,941
Cash flows from investing activities:
Net decrease in loans receivable	160,361	54,505
Purchase of mortgage loans	(119,069)	(52,766)
Proceeds from sale of loans receivable	8,060	—
Purchase of debt securities held to maturity	(53,369)	(97,980)
Purchase of Federal Home Loan Bank stock	(17,624)	(31,692)
Proceeds from payments, calls and maturities of debt securities available for sale	8,506	18,989
Proceeds from payments, calls and maturities of debt securities held to maturity	52,365	34,060
Proceeds from sales of debt securities available for sale	—	29,505
Proceeds from redemption of Federal Home Loan Bank stock	21,915	38,361
Proceeds from sale of real estate owned	1,783	138
Purchase of fixed assets	(145)	(207)
Net cash provided by (used in )investing activities	62,783	(7,087)
Cash flows from financing activities:
Net (decrease) increase in deposits	(16,490)	97,998
Purchase of treasury stock	(28,747)	(7,834)
Dividends paid to shareholders	(39,198)	(46,219)
Exercise of stock options	4,177	12,001
Increase in advance payments by borrowers for taxes and insurance	3,926	3,157
Proceeds from borrowed funds	70,627	57,870
Repayment of borrowed funds	(118,224)	(167,815)
Payment of employee taxes withheld from shared-based awards	(30)	(81)
Net cash used in financing activities	(123,959)	(50,923)
Net decrease in cash and cash equivalents	(17,353)	(10,069)
Cash and cash equivalents at beginning of period	34,848	33,578
Cash and cash equivalents at end of period	$17,495	$23,509
Supplemental cash flow information:
Cash paid during the period for:
Interest	$39,194	$31,186
Income taxes	$9,709	$9,611
Noncash transfer
Loans receivable transferred to real estate owned	$—	$636

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

In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included.  The results of operations and other data presented for the nine month period ended March 31, 2019 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2019.

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

The consolidated financial statements have been prepared in conformity with GAAP. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at March 31, 2019 and June 30, 2018 and in the Consolidated Statements of Income for the Three and Nine Months Ended March 31, 2019 and 2018.  Actual results could differ significantly from those estimates.

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share.

	Three Months ended March 31,		Nine Months ended March 31,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income	$12,450	$13,425	$39,276	$29,391
Weighted average common shares outstanding—basic	43,078	44,319	43,732	44,105
Effect of dilutive stock options outstanding	660	785	576	879
Weighted average common shares outstanding—diluted	43,738	45,104	44,308	44,984
Earnings per share-basic	$0.29	$0.30	$0.90	$0.67
Earnings per share-diluted	$0.28	$0.30	$0.89	$0.65

For the three months ended March 31, 2019 there were 46 option shares that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for those periods. For the three months ended March 31, 2018 there were 1,730 option shares that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for those periods. Anti-dilutive shares for the nine months ended March 31, 2019 and 2018 were 3,178 and 1,052, respectively.

3. Stock Repurchase Program

On March 4, 2015, the Board of Directors of the Company authorized a fourth stock repurchase plan pursuant to which the Company was authorized to repurchase up to 5% of the outstanding shares, or 2,205,451 shares. During the nine months ended March 31, 2019, a total of 1,888,851  shares had been acquired under the fourth repurchase plan at a weighted average cost of  $15.20 per share.  With these purchases, the fourth repurchase plan has been completed.  Repurchased shares are held as treasury stock and will be available for general corporate purposes.

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

The fair value of options granted during the nine months ended March 31, 2019 was estimated using the Black-Scholes options-pricing model with the assumptions in the following table.

Nine Months ended March 31, 2019
Option shares granted	20,000
Expected dividend yield	7.47%
Expected volatility	17.68%
Risk-free interest rate	2.82%
Expected option life (in years)	6.5

There were no options granted during the nine months ended March 31, 2018.

The following is a summary of the Company’s stock option activity and related information as of March 31, 2019 and changes therein during the nine months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2018	2,599,864	$2.64	$12.16	3.4
Granted	20,000	0.78	16.15	10.0
Exercised	(344,260)	2.69	12.13	3.8
Forfeited	(20,000)	0.89	15.40	9.3
Expired	(16,000)	2.70	12.60	3.2
Outstanding at March 31, 2019	2,239,604	$2.63	$12.19	2.7
Exercisable at March 31, 2019	2,152,004	$2.70	$12.05	2.5

The Company recorded $8,000 of share based compensation expense related to options for both the three months ended March 31, 2019 and 2018, respectively. The Company recorded $28,000 and $30,000 of share based compensation expense related to options for the nine months ended March 31, 2019 and 2018, respectively. Expected future expense related to the non-vested options outstanding at March 31, 2019 is $73,000 over a weighted average period of 3.7 years.  Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

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

The following is a summary of the status of the Company’s restricted stock shares as of March 31, 2019 and changes therein during the nine months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2018	14,200	$15.78
Granted	10,000	16.15
Vested	(5,400)	15.99
Non-vested at March 31, 2019	18,800	$15.91

The Company recorded $27,000 and $29,000 of share based compensation expense related to the restricted stock shares for the three months ended March 31, 2019 and 2018, respectively.  The Company recorded $93,000 and $108,000 of share based compensation expense related to the restricted stock shares for the nine months ended March 31, 2019 and 2018, respectively. Expected future expense related to the non-vested restricted shares at March 31, 2019 is $232,000 over a weighted average period of 3.1 years.

Index
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

Net periodic benefit costs for the three and nine months ended March 31, 2019 and 2018 are presented in the following tables.

	Retirement Plan		BEP Plan		Medical Plan
	Three Months ended March 31,
	2019	2018	2019	2018	2019	2018
	(In thousands)
Service cost	$31	$33	$—	$—	$11	$15
Interest cost	54	52	13	11	59	52
Amortization of unrecognized:
Net loss	—	—	8	9	—	—
Total	$85	$85	$21	$20	$70	$67

	Retirement Plan		BEP Plan		Medical Plan
	Nine Months ended March 31,
	2019	2018	2019	2018	2019	2018
	(In thousands)
Service cost	$92	$98	$—	$—	$34	$44
Interest cost	164	156	39	33	176	158
Amortization of unrecognized:
Net loss	—	—	25	27	—	—
Total	$256	$254	$64	$60	$210	$202

The service cost component of net periodic benefit cost is included in compensation and employee benefits on the Statements of Income. The other components of net periodic benefit cost, including interest cost and amortization of actuarial gain/loss are included in other expenses on the Statements of Income.

Index
6. Loans, net

Loans, net are summarized as follows:

	March 31, 2019	June 30, 2018
	(In thousands)
Residential	$269,521	$267,771
Residential commercial real estate	2,053,654	2,005,315
Grocery/credit retail commercial real estate	498,908	497,708
Other commercial real estate	703,066	796,589
Construction and land loans	8,244	10,960
Total loans	3,533,393	3,578,343
Less:
Unearned deferred fees and discounts, net	9,415	6,878
Allowance for loan losses	28,590	30,562
Loans, net	$3,495,388	$3,540,903

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

The activity in the allowance for loan losses for the three and nine months ended March 31, 2019 and 2018 is summarized as follows:

	Three Months ended March 31,		Nine Months ended March 31,
	(In thousands)
	2019	2018	2019	2018
Balance at beginning of period	$28,639	$30,402	$30,562	$30,272
Reversal of provision for loan losses	—	—	(2,000)	—
Recoveries of loans previously charged off	16	166	93	318
Loans charged off	(65)	(95)	(65)	(117)
Balance at end of period	$28,590	$30,473	$28,590	$30,473

Index

The following tables provide the three and nine month activity in the allowance for loan losses allocated by loan category at March 31, 2019 and 2018.  The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	Three Months ended March 31, 2019
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$2,002	$15,259	$3,274	$7,780	$324	$28,639
Charge-offs	(65)	—	—	—	—	(65)
Recoveries	16	—	—	—	—	16
Provisions (reversal)	177	319	65	(552)	(9)	—
Ending balance	$2,130	$15,578	$3,339	$7,228	$315	$28,590

	Nine Months ended March 31, 2019
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,990	$17,259	$3,015	$7,828	$470	$30,562
Charge-offs	(65)	—	—	—	—	(65)
Recoveries	34	—	—	59	—	93
Provisions (reversal)	171	(1,681)	324	(659)	(155)	(2,000)
Ending balance	$2,130	$15,578	$3,339	$7,228	$315	$28,590

	Three Months ended March 31, 2018
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,902	$16,475	$2,900	$8,783	$342	$30,402
Charge-offs	(95)	—	—	—	—	(95)
Recoveries	19	—	—	147	—	166
Provisions (reversal)	77	570	57	(760)	56	—
Ending balance	$1,903	$17,045	$2,957	$8,170	$398	$30,473

	Nine Months ended March 31, 2018
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,261	$15,794	$3,000	$10,017	$200	$30,272
Charge-offs	(117)	—	—	—	—	(117)
Recoveries	139	—	—	147	32	318
Provisions (reversal)	620	1,251	(43)	(1,994)	166	—
Ending balance	$1,903	$17,045	$2,957	$8,170	$398	$30,473

Index

The following tables detail the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at March 31, 2019 and June 30, 2018.

	At March 31, 2019
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,130	15,578	3,339	7,228	315	28,590
Total	$2,130	$15,578	$3,339	$7,228	$315	$28,590
Loans receivable:
Individually evaluated for impairment	$5,640	$—	$—	$3,546	$—	$9,186
Collectively evaluated for impairment	263,881	2,053,654	498,908	699,520	8,244	3,524,207
Total	$269,521	$2,053,654	$498,908	$703,066	$8,244	$3,533,393

	At June 30, 2018
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,990	17,259	3,015	7,828	470	30,562
Total	$1,990	$17,259	$3,015	$7,828	$470	$30,562
Loans receivable:
Individually evaluated for impairment	$5,022	$—	$—	$4,181	$—	$9,203
Collectively evaluated for impairment	262,749	2,005,315	497,708	792,408	10,960	3,569,140
Total	$267,771	$2,005,315	$497,708	$796,589	$10,960	$3,578,343

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

The following tables provide information about the loan credit quality at March 31, 2019 and June 30, 2018:

	At March 31, 2019
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$244,946	$16,652	$1,170	$6,753	$—	$269,521
Residential commercial real estate	2,036,153	15,948	1,553	—	—	2,053,654
Grocery/credit retail commercial real estate	496,010	2,898	—	—	—	498,908
Other commercial real estate	618,699	75,945	4,279	4,143	—	703,066
Construction and land loans	8,244	—	—	—	—	8,244
Total	$3,404,052	$111,443	$7,002	$10,896	$—	$3,533,393

	At June 30, 2018
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$242,534	$18,731	$171	$6,335	$—	$267,771
Residential commercial real estate	1,981,781	21,952	1,582	—	—	2,005,315
Grocery/credit retail commercial real estate	494,723	—	2,985	—	—	497,708
Other commercial real estate	688,725	92,430	10,164	5,270	—	796,589
Construction and land loans	10,960	—	—	—	—	10,960
Total	$3,418,723	$133,113	$14,902	$11,605	$—	$3,578,343

Index
The following tables provide information about loans past due at March 31, 2019 and June 30, 2018:

	At March 31, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (1)
	(In thousands)
Residential	$1,146	$1,736	$5,549	$8,431	$261,090	$269,521	$6,753
Residential commercial real estate	—	—	—	—	2,053,654	2,053,654	—
Grocery/credit retail commercial real estate	—	—	—	—	498,908	498,908	—
Other commercial real estate	533	—	2,330	2,863	700,203	703,066	3,431
Construction and land loans	—	—	—	—	8,244	8,244	—
Total	$1,679	$1,736	$7,879	$11,294	$3,522,099	$3,533,393	$10,184

	At June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (2)
	(In thousands)
Residential	$2,696	$753	$5,213	$8,662	$259,109	$267,771	$6,335
Residential commercial real estate	1,582	—	—	1,582	2,003,733	2,005,315	—
Grocery/credit retail commercial real estate	—	—	—	—	497,708	497,708	—
Other commercial real estate	1,009	—	136	1,145	795,444	796,589	1,542
Construction and land loans	—	—	—	—	10,960	10,960	—
Total	$5,287	$753	$5,349	$11,389	$3,566,954	$3,578,343	$7,877

(1)
Included in nonaccrual loans at March 31, 2019 are residential loans totaling $31,000 that were 30-59 days past due; and residential loans totaling $761,000 that were 60-89 days past due; and residential loans totaling $412,000 and other commercial real estate loans totaling $1.1 million that were less than 30 days past due.

(2)
Included in nonaccrual loans at June 30, 2018 are residential loans totaling $35,000 that were 30-59 days past due; residential loans totaling $582,000 that were 60-89 days past due; and residential loans totaling $504,000 and other commercial real estate loans totaling $1.4 million that were less than 30 days past due.

Index

The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement.  Loans we individually classify as impaired include multifamily, commercial mortgage and construction loans with balances of $1.0 million or more, unless a condition exists for loans less than $1.0 million that would increase the Bank’s potential loss exposure.  At March 31, 2019 and June 30, 2018, impaired loans were primarily collateral-dependent and totaled $9.2 million, with no related allowance for credit losses.

The following table provides information about the Company’s impaired loans at March 31, 2019 and June 30, 2018:

	At March 31, 2019			At June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In thousands)
With no related allowance recorded:
Residential	$5,647	$5,640	$—	$5,021	$5,022	$—
Other commercial real estate	3,386	3,546	—	4,018	4,181	—
Total	$9,033	$9,186	$—	$9,039	$9,203	$—

The following tables present the average recorded investment and interest income recognized on impaired loans for the three and nine months ended March 31, 2019 and 2018:

	Three Months ended March 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$5,691	$12	$4,746	$12
Other commercial real estate	3,474	32	8,189	105
Total	$9,165	$44	$12,935	$117
Cash basis interest income		$39		$108

	Nine Months ended March 31,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$5,509	$87	$4,507	$62
Other commercial real estate	3,585	152	7,744	329
Total	$9,094	$239	$12,251	$391
Cash basis interest income		$168		$365

Index

Troubled debt restructured loans (“TDRs”) are those loans whose terms have been modified because of deterioration in the financial condition of the borrower.  The Company has selectively modified certain borrower’s loans to enable the borrower to emerge from delinquency and keep their loans current.  The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company.  Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal.  Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period.  Management classifies all TDRs as impaired loans.  Included in impaired loans at March 31, 2019 and June 30, 2018, are $1.5 million and $1.9 million, respectively of loans which are deemed TDRs.

The following table presents additional information regarding the Company’s TDRs as of March 31, 2019 and June 30, 2018:

	Troubled Debt Restructurings at March 31, 2019			Troubled Debt Restructurings at June 30, 2018
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
	(In thousands)			(In thousands)
Residential	$—	$169	$169	$—	$174	$174
Other commercial real estate	250	1,101	1,351	309	1,407	1,716
Total	$250	$1,270	$1,520	$309	$1,581	$1,890
Allowance	$—	$—	$—	$—	—	$—

 The following table presents information about TDRs for the periods presented:

	Nine Months ended March 31,
	2019			2018
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)			(Dollars in thousands)
Other commercial real estate	—	$—	$—	1	$271	$249
Total	—	$—	$—	1	$271	$249

There were no loan relationships modified in a troubled debt restructuring during the three months ended March 31, 2019 and 2018, and during the nine months ended March 31, 2019. The relationship modified during the nine months ended March 31, 2018 was restructured from interest only to a principal and interest amortizing loan through maturity.

There were no payment defaults (90 days or more past due) on loans modified as troubled debt restructurings within twelve months of modification during the three and nine months ended March 31, 2019 and 2018.

Index

7. Securities

Debt Securities Held to Maturity

The following is a comparative summary of debt securities held to maturity at March 31, 2019 and June 30, 2018:

	At March 31, 2019
	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
	(In thousands)
U.S. Government and Federal agency obligations
Due in less than one year	$6,750	$—	$54	$6,696
Mortgage-backed securities:
Residential MBS	218,450	1,016	2,305	217,161
Commercial MBS	22,542	58	108	22,492
CMO	72,802	173	1,184	71,791
Corporate Note
Due in five to ten years	15,035	92	201	14,926
	$335,579	$1,339	$3,852	$333,066

	At June 30, 2018
	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
	(In thousands)
U.S. Government and Federal agency obligations
Due in less than one year	$1,750	$—	$23	$1,727
Due in one to five years	5,000	—	94	4,906
Mortgage-backed securities:
Residential MBS	220,057	23	5,965	214,115
Commercial MBS	13,035	—	421	12,614
CMO	85,488	35	2,398	83,125
Corporate Note
Due in five to ten years	10,044	—	20	10,024
	$335,374	$58	$8,921	$326,511

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

The Company did not sell any debt securities held to maturity during the three and nine months ended March 31, 2019 and 2018.  Debt securities with fair values of $7.9 million and $9.1 million at March 31, 2019 and June 30, 2018, respectively, were pledged for advances.  There were no debt securities held to maturity pledged for cash flow hedge interest rate swaps at March 31, 2019 and June 30, 2018.  Debt securities held to maturity with fair values of  $20.2 million were pledged for municipal deposits at March 31, 2019 and none were pledged at June 30, 2018. The Company did not record other-than-temporary impairment charges on debt securities held to maturity during the three and nine months ended March 31, 2019 and 2018.

Index
Gross unrecognized losses on debt securities held to maturity and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrecognized loss position at March 31, 2019 and June 30, 2018 were as follows:

	At March 31, 2019
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
	(In thousands)
U.S. Government and Federal agency obligations
Due in less than one year	$—	$—	$6,696	$54	$6,696	$54
Mortgage-backed securities:
Residential MBS	1,204	3	150,640	2,302	151,844	2,305
Commercial MBS	—	—	6,660	108	6,660	108
CMO	—	—	47,941	1,184	47,941	1,184
Corporate Note
Due in five to ten years	9,834	201	—	—	9,834	201
	$11,038	$204	$211,937	$3,648	$222,975	$3,852

	At June 30, 2018
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
	(In thousands)
U.S. Government and Federal agency obligations
Due in less than one year	$—	$—	$1,727	$23	$1,727	$23
Due in one to five years	—	—	4,906	94	4,906	94
Mortgage-backed securities:
Residential MBS	188,281	4,646	24,712	1,319	212,993	5,965
Commercial MBS	8,290	224	4,324	197	12,614	421
CMO	9,106	279	48,211	2,119	57,317	2,398
Corporate Note
Due in five to ten years	10,024	20	—	—	10,024	20
	$215,701	$5,169	$83,880	$3,752	$299,581	$8,921

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

Index
Debt Securities Available for Sale

The following is a comparative summary of debt securities available for sale at March 31, 2019 and June 30, 2018:

	At March 31, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Mortgage-backed securities:
Residential MBS	$19	$1	$—	$20
Commercial MBS	3,959	34	—	3,993
CMO	31,692	—	692	31,000
	$35,670	$35	$692	$35,013

	At June 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Mortgage-backed securities:
Residential MBS	$70	$1	$—	$71
Commercial MBS	4,074	63	—	4,137
CMO	40,106	—	1,188	38,918
	$44,250	$64	$1,188	$43,126

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The Company did not sell any debt securities available for sale for the three and nine months ended March 31, 2019. The Company did not sell any debt securities available for sale for the three months ended March 31, 2018. Proceeds from the sale of debt securities available for sale for nine months ended March 31, 2018 were $29.5 million on securities with an amortized cost of $29.8 million, resulting in gross losses of $324,000.  Debt securities available for sale with fair values of $13.5 million and $15.5 million at March 31, 2019 and June 30, 2018, respectively, were pledged for advances.  There were no debt securities available for sale securities pledged for cash flow hedge interest rate swaps at March 31, 2019 and June 30, 2018, respectively.  There were no debt securities available for sale pledged for municipal deposits at March 31, 2019 and June 30, 2018. There were no other-than-temporary impairment charges on debt securities available for sale for the three and nine months ended March 31, 2019 and 2018.

Index
Gross unrealized losses on debt securities available for sale and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and June 30, 2018 were as follows:

	At March 31, 2019
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
CMO	$908	$1	$30,092	$691	$31,000	$692
	$908	$1	$30,092	$691	$31,000	$692

	At June 30, 2018
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
CMO	$20,651	$444	$18,267	$744	$38,918	$1,188
	$20,651	$444	$18,267	$744	$38,918	$1,188

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

Equity Securities

The Company's portfolio of equity securities had an estimated fair value of  $1.4 million and $1.6 million at March 31, 2019 and June 30, 2018, respectively. Equity Securities are reported at estimated fair value on the Company's Consolidated Balance Sheets. The Company adopted FASB Accounting Standard Update ("ASU") 2016-01 on July 1, 2018. The ASU supersedes the guidance to classify equity securities with readily determinable fair value into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income rather than accumulated other comprehensive income (loss). Upon adoption, the Company recorded an after tax cumulative-effect adjustment of $658,000 in the consolidated statement of stockholders' equity, reclassified its equity securities out of available for sale securities to equity securities on the consolidated balance sheets for all periods presented, and recognized unrealized changes in fair value through earnings. For periods prior to the adoption of ASU 2016-01, unrealized changes in fair value of equity securities were included in accumulated other comprehensive income (loss). Unrealized changes in fair value of equity securities recognized through income for the three and nine months ended March 31, 2019 are a net gain of $87,000 and a net loss of $187,000, respectively. There were no sales of equity securities for the three and nine months ended March 31, 2019 and 2018.

Index

8. Deposits

Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. We had brokered deposits totaling $462.4 million and $450.4 million at March 31, 2019 and June 30, 2018, respectively.   Total municipal deposits were $489.9 million and $535.7 million at March 31, 2019 and June 30, 2018, respectively. Municipal deposits are secured by a Federal Home Loan Bank of New York municipal deposit letter of credit in the amount of $177.0 million and $217.0 million at March 31, 2019 and June 30, 2018, respectively. Municipal deposits are also secured by debt securities held to maturity with fair values of $20.2 million at March 31, 2019. As of March 31, 2019 and June 30, 2018, the aggregate amount of outstanding time deposits in amounts greater than $250,000 was $227.4 million and $244.7 million, respectively.

 Deposit balances are summarized as follows:

	March 31, 2019	June 30, 2018
	(In thousands)
Checking accounts	$658,959	$751,735
Money market deposit accounts	618,145	763,003
Savings accounts	379,204	188,859
Time deposits	1,242,330	1,211,531
	$2,898,638	$2,915,128

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

At March 31, 2019, Oritani had twenty one interest rate swap agreements with a total notional outstanding of $375.0 million.  These agreements all feature exchanges of fixed for variable payments covering various hedging periods maturing between June 2019 and June 2025.   The Company is paying fixed rates on these swaps ranging from 0.68% to 1.90%, in exchange for receiving variable payments linked to one month LIBOR.

The following table presents amounts included in the consolidated balance sheets related to the fair value of derivative financial instruments at March 31, 2019 and June 30, 2018 (dollars in thousands):

		At March 31, 2019		At June 30, 2018
Balance Sheet Line Item		Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedge interest rate swaps
Gross unrealized gain	Other Assets	$375,000	$7,039	$405,000	$16,789
Gross notional / net fair value		$375,000	$7,039	$405,000	$16,789
Average rate paid		1.50%		1.96%
Average rate received		2.33%		2.06%
Weighted average maturity (years)		3.4		3.9

Index

Gains (losses) included in the consolidated statements of income and in comprehensive income, on a pre-tax basis, related to cash flow hedge interest rate swaps are as follows:

	Three Months ended March 31,		Nine Months ended March 31,
	2019	2018	2019	2018
	(in thousands)
Amount of (loss) gain recognized in other comprehensive income	$(3,180)	$5,622	$(7,452)	$8,159
Amount of unrealized gain (loss) reclassified from accumulated other comprehensive loss to interest expense	916	109	2,298	(403)
Net change in unrealized (loss) gain on interest rate swaps, before taxes	$(4,096)	$5,513	$(9,750)	$8,562

Ineffectiveness recognized during the three and nine months ended March 31, 2019 and 2018 was immaterial.   There were no accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss at March 31, 2019 and June 30, 2018, respectively. Amounts reported in accumulated other comprehensive income related to cash flow interest rate swaps are reclassified to interest expense as interest payments are made.  There were no securities pledged for the swaps at March 31, 2019 and June 30, 2018.

10. Income Taxes

The Company files income tax returns in the United States federal jurisdiction and in New Jersey, and New York city and state jurisdictions. The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2014. Currently, the Company is not under examination by any taxing authority. The Company's federal return for the tax year ended December 31, 2015 was audited during fiscal 2019.

The enactment of the Tax Cuts and Jobs Act on December 22, 2017 lowered the federal corporate income tax rate to 21% beginning in 2018 from a maximum rate of 35% in 2017. The benefit of the lower federal tax rate was partially offset by the impact of New Jersey (“NJ”) tax legislation enacted on July 1, 2018 that imposes a temporary surtax of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. The legislation also requires mandatory unitary combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019. The Company reports earnings on a fiscal year basis and the increased income tax implications of the NJ legislation are partially recognized by the Company ratably over the course of the fiscal year ending June 30, 2019. The full impact of the legislation will be recognized in the fiscal year ending June 30, 2020.  The Company’s estimated effective tax rate is expected to increase subsequent to the fiscal year ending June 30, 2019. The legislation required a revaluation of our deferred tax assets/liabilities based on the rates at which they are expected to reverse in the future. The revaluation of the Company's deferred tax balances resulted in a one-time non-cash charge of $477,000 which was included in income tax expense for the nine months ended March 31, 2019. Because the Company has a fiscal year end of June 30, the reduced corporate tax rate resulted in the application of a blended federal statutory tax rate of 28% for its fiscal year 2018.

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

Securities

The Company records securities held to maturity at amortized cost. Equity securities and securities available for sale are measured at fair value on a recurring basis. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. The fair values for securities are obtained from an independent nationally recognized third-party pricing service. Our independent pricing service provides us with prices which are primarily categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Pricing services may employ modeling techniques in determining pricing. Inputs to these models include market spreads, dealer quotes, prepayment speeds, credit information and the instrument’s terms and conditions, among other things. Management compares the pricing to a second independent pricing source for reasonableness. Equity securities are reported at Level 1 based on quoted market prices for identical securities in active markets.

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

In connection with the adoption of ASU 2016-01 on July 1, 2018, the Company refined the methodology used to estimate the fair value of the loan portfolio using an exit price notion resulting in prior periods no longer being comparable. The exit price notion requires determination of the price at which willing market participants would transact at the measurement date under current market conditions depending on facts and circumstances, such as origination rates, credit risk, transaction costs, liquidity, and other adjustments.  The application of an exit price notion requires the use of significant judgment.   Estimated fair value for loans is determined using portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential, multifamily, commercial real estate, construction, land and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms.  At March 31, 2019,  estimated fair value of loans is determined using a discounted cash flow model that employs an exit discount rate that reflects the current market pricing for loans with similar characteristics and remaining maturity, adjusted by underwriting uncertainty, liquidity and credit discounts.  The June 30, 2018 estimated fair value  of  loans was determined using an entrance price methodology based only on the discounted value of contracted cash flows based on prevailing interest rates for loans with similar characteristics and remaining maturity. The Company classifies the estimated fair value of loans held for investment as Level 3.

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

Index

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and June 30, 2018 by level within the fair value hierarchy. There were no transfers between levels within the fair value hierarchy during the nine months ended March 31, 2019.

	Fair Value as of March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$1,378	$1,378	$—	$—
Mortgage-backed securities available for sale
Residential MBS	20	—	20	—
Commercial MBS	3,993	—	3,993	—
CMO	31,000	—	31,000	—
Total debt securities available for sale	35,013	—	35,013	—

Interest rate swaps	7,039	—	7,039	—
Total assets measured on a recurring basis	$43,430	$1,378	$42,052	$—

	Fair Value as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$1,565	$1,565	$—	$—
Mortgage-backed securities available for sale
Residential MBS	71	—	71	—
Commercial MBS	4,137	—	4,137	—
CMO	38,918	—	38,918	—
Total debt securities available for sale	43,126	—	43,126	—

Interest rate swaps	16,789	—	16,789	—
Total assets measured on a recurring basis	$61,480	$1,565	$59,915	$—

Index

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure the fair value of certain other financial assets on a nonrecurring basis in accordance with U.S. GAAP. The adjustments to fair value usually result from the application of lower-of-cost-or-fair value accounting or write downs of individual assets.

The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of March 31, 2019 and June 30, 2018 by level within the fair value hierarchy.

	Fair Value as of March 31, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Other commercial real estate	$1,033	$—	$—	$1,033
Total impaired loans	1,033	—	—	1,033
Real estate owned
Other commercial real estate	636	—	—	636
Total real estate owned	636	—	—	636
Total assets measured on a non-recurring basis	$1,669	$—	$—	$1,669

	Fair Value as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Other commercial real estate	$1,056	$—	$—	$1,056
Total impaired loans	1,056	—	—	1,056
Real estate owned
Other commercial real estate	1,564	—	—	1,564
Total real estate owned	1,564	—	—	1,564
Total assets measured on a non-recurring basis	$2,620	$—	$—	$2,620

Index

Estimated Fair Value of Financial Instruments

The following tables present the carrying amount, estimated fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s balance sheet at March 31, 2019 and June 30, 2018. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, overnight borrowings, and accrued interest.

	March 31, 2019
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Debt securities held to maturity	$335,579	$333,066	$—	$333,066	$—
Loans, net	3,495,388	3,448,659	—	—	3,448,659
Financial liabilities:
Time deposits	1,242,330	1,249,862	—	1,249,862	—
Term borrowings	493,775	491,500	—	491,500	—

	June 30, 2018
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Debt securities held to maturity	$335,374	$326,511	$—	$326,511	$—
Loans, net	3,540,903	3,470,434	—	—	3,470,434
Financial liabilities:
Time deposits	1,211,531	1,219,558	—	1,219,558	—
Term borrowings	497,372	486,278	—	486,278	—

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

Index

12. Other Comprehensive Income

The components of comprehensive income, both gross and net of tax, are presented for the periods below (in thousands):

	Three Months ended March 31,		Nine Months ended March 31,
	2019	2018	2019	2018
Gross:
Net income	$16,063	$18,172	$52,473	$55,293
Other comprehensive income:
Change in unrealized holding gain (loss) on debt securities available for sale	225	(423)	466	(1,065)
Reclassification adjustment for security loss included in net income	—	—	—	324
Amortization related to post-retirement obligations	8	9	25	27
Net change in unrealized (loss) gain on interest rate swaps	(4,096)	5,513	(9,750)	8,562
Total other comprehensive (loss) income	(3,863)	5,099	(9,259)	7,848
Total comprehensive income	12,200	23,271	43,214	63,141
Tax applicable to:
Net income	3,613	4,747	13,197	25,902
Other comprehensive income:
Change in unrealized holding gain (loss) on debt securities available for sale	66	(125)	148	(402)
Reclassification adjustment for security loss included in net income	—	—	—	140
Amortization related to post-retirement obligations	2	4	5	12
Net change in unrealized (loss) gain on interest rate swaps	(1,198)	1,694	(2,859)	3,006
Total other comprehensive (loss) income	(1,130)	1,573	(2,706)	2,756
Total comprehensive income	2,483	6,320	10,491	28,658
Net of tax:
Net income	12,450	13,425	39,276	29,391
Other comprehensive income:
Change in unrealized holding gain (loss) on debt securities available for sale	159	(298)	318	(663)
Reclassification adjustment for security loss included in net income	—	—	—	184
Amortization related to post-retirement obligations	6	5	20	15
Net change in unrealized (loss) gain on interest rate swaps	(2,898)	3,819	(6,891)	5,556
Total other comprehensive (loss) income	(2,733)	3,526	(6,553)	5,092
Total comprehensive income	$9,717	$16,951	$32,723	$34,483

Index

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of tax, for the nine months ended March 31, 2019 and 2018 (in thousands):

	Unrealized Holding (Loss) Gain on Debt Securities Available for Sale	Post Retirement Obligations	Unrealized Holding Gain (Loss) on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss), Net of Tax
Balance at June 30, 2018	$(86)	$(314)	$11,623	$11,223
Net change	318	20	(6,891)	(6,553)
Reclassification due to the adoption of ASU No. 2016-01	(658)	—	—	(658)
Balance at March 31, 2019	$(426)	$(294)	$4,732	$4,012

Balance at June 30, 2017	$438	$(569)	$3,651	$3,520
Net change	(479)	15	5,556	5,092
Reclassification due to the adoption of ASU No. 2018-02	37	(113)	1,176	1,100
Balance at March 31, 2018	$(4)	$(667)	$10,383	$9,712

The following table sets forth information about the amount reclassified from accumulated other comprehensive (loss) income to the consolidated statement of income and the affected line item in the statement where net income is presented (in thousands).

		Three Months ended March 31,		Nine Months ended March 31,
Accumulated Other Comprehensive (Loss) Income Component	Affected line item in the Consolidated Statement of Income	2019	2018	2019	2018
Reclassification adjustment for security losses included in net income	Net loss on sale of debt securities available for sale	$—	$—	$—	$324

Amortization related to post-retirement obligations (1)
Net loss	Other expenses	8	9	25	27
Total before tax		8	9	25	351
Income tax benefit		2	4	5	152
Net of tax		6	5	20	199

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

The following table summarizes non-interest income for the periods indicated (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018

Fees and service charges for customer services:
Service charges on deposits	$127	$120	$385	$370
ATM and card interchange fees	121	123	388	372
Service charges on loans	157	128	271	268
Total fees and service charges	$405	$371	$1,044	$1,010
Bank owned life insurance	594	603	1,828	1,879
Gains (losses) on sale of OREO	—	—	855	(2)
Change in fair value of equity securities	87	—	(187)	—
Net losses on sale of debt securities available for sale	—	—	—	(324)
Other income	9	7	18	16
Total non-interest income	$1,095	$981	$3,558	$2,579

Service charges on deposit accounts include account maintenance fees, overdraft fees, insufficient fund fees, wire fees, and other deposit related fees.

ATM and card interchange fees include:
·	fees generated when an Oritani cardholder uses a non-Oritani ATM
·	a non-Oritani cardholder uses an Oritani ATM
·	fees earned whenever the Bank's debit cards are processed through card payment networks such as Visa
·	fees earned through partneringwith a third-party service firm to provide Oritani branded credit cards
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

In March 2017, the FASB issued ASU 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost." This update will require employers that sponsor defined benefit pension plans to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period.  Other components of the net periodic benefit cost will be presented separately from the service cost component.  This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company adopted this guidance effective July 1, 2018. The other components of net periodic benefit cost are presented as a component of other non-interest expense. The adoption resulted in a reclassification of $349,000 and $1.0 million for the three and nine months ended March 31, 2018, respectively, from compensation and employee benefits to other expenses.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments".  This update revises the methodology for estimating credit losses on loans receivable, held-to-maturity debt securities, unfunded loan commitments, and certain other financial assets measured at amortized cost.  Under ASU 2016-13, the current expected credit losses ("CECL") model is based on lifetime expected losses, rather than incurred losses, and requires the recognition of credit loss expense in the statement of income and a related allowance for credit losses on the balance sheet at the time of origination or purchase of a loan receivable or held-to-maturity debt security.  Subsequent changes in this estimate are recorded through credit loss expense and related allowance.  The CECL model requires the use of not only relevant historical experience and current conditions, but also reasonable and supportable forecasts of future events and circumstances, thus incorporating a broad range of information in developing credit loss estimates, which could result in significant changes to both the timing and amount of credit loss expense and allowance.  Under ASU 2016-13, available-for-sale debt securities are evaluated for impairment if fair value is less than amortized cost.  Estimated credit losses are recorded through a credit loss expense and an allowance, rather than a write-down of the investment.  Changes in fair value that are not credit-related will continue to be recorded in other comprehensive income.  Certain additional disclosures are required, including further disaggregation of credit quality indicators for loans receivable by year of origination.  This update is effective for interim and annual reporting periods beginning after December 15, 2019; early adoption is permitted for interim and annual reporting periods beginning after December 15, 2018.  Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., modified retrospective approach).   The Company is reviewing credit loss estimation methodologies and assumptions to be utilized. We anticipate running parallel models during fiscal 2020 to refine our processes and procedures. The Company is evaluating the impact of this update on its consolidated financial statements, the extent of which is indeterminable at this time as it is contingent upon continued testing and refinement of models, methodologies and judgments. Further, the extent of the impact of adoption of CECL will depend on the asset quality of the portfolio, and economic conditions and forecasts at adoption.

Index

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)".  This ASU requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current accounting treatment.  This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases.  A modified retrospective transition is required under which comparative balance sheets from the earliest historical period presented will be revised to reflect what the financials would have looked like were the provisions of the update applied consistently in all prior periods. For public business entities, this ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein.  Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  The Company is currently evaluating the impact of the adoption of this guidance on the Company's consolidated financial statements.  The Company expects a gross-up of its consolidated balance sheet as a result of recognizing lease liabilities and right of use assets; the extent of such gross-up is under evaluation.  As such, no conclusions have yet been reached regarding the potential impact upon adoption on the Company's consolidated financial statements, regulatory capital, and risk weighted assets; however, the Company does not expect the amendment to have a material impact on its results of operations.

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

       In December 2017, Oritani Bank (the "Bank"), the wholly owned subsidiary of Oritani Financial Corp. (the "Company"), entered into an informal agreement ("Informal Agreement") with the Federal Deposit Insurance Corporation ("FDIC") and the New Jersey Department of Banking and Insurance ("NJDOBI") with regard to Bank Secrecy Act ("BSA") and Anti-Money Laundering ("AML") compliance matters.  The Company has incurred expenses associated with the remediation of these matters. Such expenses totaled $156,000 in the three months ended March 31, 2018, $1.5 million for the nine months ended March 31, 2019 and $269,000 for the nine months ended March 31, 2018.  These costs are included in other expenses.  However, the Company had no professional fees related to the remediation of the compliance matters in the quarter ended March 31, 2019.  The Company believes significant progress has been made regarding the remediation of these matters and the majority of the associated costs have been expended and expensed.

Index

Comparison of Financial Condition at March 31, 2019 and June 30, 2018

Total Assets. Total assets decreased $92.3 million to $4.07 billion at March 31, 2019, from $4.17 billion at June 30, 2018.  The primary contributor to the decreased asset level was the contraction in loan balances, cash and other assets.

Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) decreased $17.4 million to $17.5 million at March 31, 2019, from $34.8 million at June 30, 2018.

Net Loans. Loans, net decreased $45.5 million to $3.50 billion at March 31, 2019, from $3.54 billion at June 30, 2018.  The Company’s primary strategic business objective remains the organic growth of multifamily and commercial real estate loans. As discussed in the Company's Form 10-Q for the period ended September 30, 2018, the market to originate such loans has been particularly challenging in recent periods. These market conditions have persisted and, arguably, worsened.  The multifamily market in New York is concerned about proposed changes to rent regulations and their potentially negative impact on future revenue.  The sales volume of multifamily properties in the New York metropolitan area were down in the first calendar quarter of 2019 as compared to recent quarterly periods.  In addition, the competitive environment and the decreased external interest rate environment have decreased the market rates on new multifamily and commercial real estate loan originations.

Despite present conditions, the Company’s loan balances increased slightly ($12.2 million) over the quarter ended March 31, 2019.  While originations were somewhat below expectations ($89.0 million), principal repayment decreased significantly (to $73.9 million) versus the levels realized in recent periods.  In addition, there were $4.6 million of loan participations purchased and an $8.1 million loan (which was 60-89 days past due), was sold at par plus accrued interest. The average balance of the loan portfolio increased $44.3 million for the three months ended March 31, 2019 versus the three months ended December 31, 2018.  Loan originations, purchases and principal payments totaled $107.6 million, $114.4 million and $241.7 million, respectively, for the three months ended December 31, 2018.  The Company’s loan pipeline was $167.1 million at March 31, 2019 versus $106.3 million as of December 31, 2018. The average balance of the loan portfolio decreased $95.9 million for the three months ended March 31, 2019 versus the comparable 2018 period.  Loan originations and principal payments totaled $92.2 million and $112.2 million, respectively, for the three months ended March 31, 2018.  There were no loan purchases in that period. The average balance of the loan portfolio decreased $83.0 million for the nine months ended March 31, 2019 versus the comparable 2018 period. Loan originations, purchases, sales and principal payments for the nine months ended March 31, 2019 totaled $278.7 million, $119.1 million, $8.1 million and $439.0 million, respectively.  Loan originations, purchases and principal payments for the nine months ended March 31, 2018 totaled $349.0 million, $52.8 million and $403.5 million, respectively.  There were no sales in the 2018 period. Delinquency and non performing asset information is provided below:

	3/31/2019	12/31/2018	9/30/2018	6/30/2018	3/31/2018
	(Dollars in thousands)
Delinquency Totals
30—59 days past due	$1,648	$2,890	$15,261	$5,253	$9,772
60—89 days past due	975	8,431	356	171	472
Nonaccrual	10,184	10,706	9,083	7,877	11,887
Total	$12,807	$22,027	$24,700	$13,301	$22,131
Non Performing Asset Totals
Nonaccrual loans, per above	$10,184	$10,706	$9,083	$7,877	$11,887
Real Estate Owned	636	636	1,564	1,564	636
Total	$10,820	$11,342	$10,647	$9,441	$12,523
Nonaccrual loans to total loans	0.29%	0.30%	0.26%	0.22%	0.33%
Delinquent loans to total loans	0.36%	0.63%	0.70%	0.37%	0.61%
Non performing assets to total assets	0.27%	0.28%	0.26%	0.23%	0.30%

Overall, non-performing asset totals and charge-offs continue to illustrate minimal credit issues at the Company.  During the quarter ended March 31, 2019, an $8.1 million loan was sold at par plus accrued interest. This loan was included in the 60-89 days past due total at December 31, 2018.

Index

 Debt Securities available for sale.  Debt securities AFS decreased $8.1 million to $35.0 million at March 31, 2019, from $43.1 million at June 30, 2018.  The decrease is primarily due to principal payments.

Debt Securities held to maturity.  Debt securities HTM were essentially stable at $335.6 million at March 31, 2019 and $335.4 million at June 30, 2018.  Purchases have been approximately equal to principal payments.

Federal Home Loan Bank of New York (“FHLB”) stock.   FHLB stock decreased $4.3 million to $26.1 million at March 31, 2019, from $30.4 million at June 30, 2018.  FHLB stock holdings are required depending on several factors, including the level of borrowings with the FHLB.  As FHLB borrowings decreased over the period, excess FHLB stock was redeemed.

Deposits.  Deposits decreased $16.5 million to $2.90 billion at March 31, 2019, from $2.92 billion at June 30, 2018.   Strong deposit growth remains a strategic objective of the Company.  As discussed in the Company’s Form 10-Q for the period ended December 31, 2018 and prior periods, deposit growth has been particularly difficult to attain in the current environment.  The Company has increased the rates of interest offered on various deposit products in order to maintain balances.  However, the Company has remained cognizant of the cost of alternative sources of funds, and has been unwilling to increase the interest rates on deposit products above these levels.  The Company has been largely successful in minimizing the outflow of deposits, but sizeable growth was not obtained.  As compared to the quarter ended December 31, 2018, the average balance of deposits decreased $10.6 million and period end balances decreased $4.6 million and the cost of deposits increased 13 basis points. The increase in deposit cost is due to the increased interest rates offered on various deposit products and customer migration toward products with a greater return. The Company’s loan to deposit ratio was 120.6% at March 31, 2019.

Borrowings.  Borrowings decreased $47.6 million to $548.8 million at March 31, 2019, from $596.4 million at June 30, 2018.  The decrease is primarily a function of the Company’s decreased total assets at March 31, 2019, particularly decreased loan balances.

Stockholders’ Equity.  Stockholders’ equity decreased $28.6 million to $530.7 million at March 31, 2019, from $559.3 million at June 30, 2018.  The decrease was primarily due to dividends and stock repurchases, partially offset by net income and the release of treasury shares in conjunction with stock option exercises.  There were no stock repurchases during the quarter ended March 31, 2019.  Based on our March 31, 2019 closing price of $16.63 per share, the Company stock was trading at 141.3% of book value.

Index

Average Balance Sheet for the Three and Nine Months ended March 31, 2019 and 2018

The following tables present certain information regarding Oritani Financial Corp.’s financial condition and net interest income for the three and nine months ended March 31, 2019 and 2018.  The tables present the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  We derived average balances from daily balances over the periods indicated.  Interest income includes fees that we consider adjustments to yields, including prepayment penalties.

	Average Balance Sheet and Yield/Rate Information For the Three Months Ended (unaudited)
	March 31, 2019			March 31, 2018
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate
Interest-earning assets:			(Dollars in thousands)
Loans (1)	$3,472,390	$35,323	4.07%	$3,568,280	$35,398	3.97%
Federal Home Loan Bank Stock	26,872	467	6.95%	26,228	432	6.59%
Equity securities	1,378	15	4.35%	1,516	10	2.64%
Debt securities available for sale	36,464	211	2.31%	49,515	274	2.21%
Debt securities held to maturity	347,748	2,178	2.51%	282,059	1,419	2.01%
Federal funds sold and short term investments	5,083	29	2.28%	7,111	28	1.58%
Total interest-earning assets	3,889,935	38,223	3.93%	3,934,709	37,561	3.82%
Non-interest-earning assets	185,227			198,051
Total assets	$4,075,162			$4,132,760
Interest-bearing liabilities:
Savings deposits	347,919	965	1.11%	186,459	119	0.26%
Money market	634,179	1,745	1.10%	811,897	2,209	1.09%
Checking accounts	704,953	2,440	1.38%	784,017	1,292	0.66%
Time deposits	1,223,001	5,677	1.86%	1,175,513	4,267	1.45%
Total deposits	2,910,052	10,827	1.49%	2,957,886	7,887	1.07%
Borrowings	538,810	3,287	2.44%	525,159	2,721	2.07%
Total interest-bearing liabilities	3,448,862	14,114	1.64%	3,483,045	10,608	1.22%
Non-interest-bearing liabilities	95,291			96,104
Total liabilities	3,544,153			3,579,149
Stockholders’ equity	531,009			553,611
Total liabilities and stockholders’ equity	$4,075,162			$4,132,760
Net interest income		$24,109			$26,953
Net interest rate spread (2)			2.29%			2.60%
Net interest-earning assets (3)	$441,073			$451,664
Net interest margin (4)			2.48%			2.74%
Average of interest-earning assets to interest-bearing liabilities			112.79%			112.97%

(1)	Average Outstanding Balance includes nonaccrual loans and interest earned includes prepayment income.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Index

	Average Balance Sheet and Yield/Rate Information For the Nine Months Ended (unaudited)
	March 31, 2019			March 31, 2018
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$3,475,890	$107,360	4.12%	3,558,872	$107,126	4.01%
Federal Home Loan Bank Stock	27,128	1,396	6.86%	27,532	1,368	6.63%
Equity securities	1,440	37	3.43%	1,529	34	2.96%
Debt securities available for sale	39,069	673	2.30%	76,312	1,203	2.10%
Debt securities held to maturity	339,170	6,109	2.40%	253,261	3,663	1.93%
Federal funds sold and short term investments	19,550	331	2.26%	13,974	139	1.33%
Total interest-earning assets	3,902,247	115,906	3.96%	3,931,480	113,533	3.85%
Non-interest-earning assets	199,180			204,433
Total assets	$4,101,427			$4,135,913
Interest-bearing liabilities:
Savings deposits	277,032	1,796	0.86%	180,919	324	0.24%
Money market	690,691	5,665	1.09%	837,081	6,944	1.11%
Checking accounts	721,790	6,215	1.15%	749,947	3,376	0.60%
Time deposits	1,224,047	16,127	1.76%	1,166,888	12,384	1.42%
Total deposits	2,913,560	29,803	1.36%	2,934,835	23,028	1.05%
Borrowings	542,454	9,672	2.38%	544,124	8,300	2.03%
Total interest-bearing liabilities	3,456,014	39,475	1.52%	3,478,959	31,328	1.20%
Non-interest-bearing liabilities	99,524			94,957
Total liabilities	3,555,538			3,573,916
Stockholders’ equity	545,889			561,997
Total liabilities and stockholders’ equity	$4,101,427			$4,135,913
Net interest income		$76,431			$82,205
Net interest rate spread (2)			2.44%			2.65%
Net interest-earning assets (3)	$446,233			$452,521
Net interest margin (4)			2.61%			2.79%
Average of interest-earning assets to interest-bearing liabilities			112.91%			113.01%

(1)	Average Outstanding Balance includes nonaccrual loans and interest earned includes prepayment income.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Index
Comparison of Operating Results for the Three Months ended March 31, 2019 December 31, 2018 and 2018

Net Income.  Net income decreased $975,000 to $12.5 million for the quarter ended March 31, 2019, from $13.4 million for the corresponding 2018 quarter. The most significant factor contributing to the decreased quarterly income was increased interest expense.

Total Interest Income. Total interest income increased $662,000  to $38.2 million for the three months ended March 31, 2019, from $37.6 million for the three months ended March 31, 2018. Interest income on loans decreased $75,000 to $35.3 million for the three months ended March 31, 2019, from $35.4 million for the three months ended March 31, 2018.  The decrease in the average balance of loans, as discussed in  “Comparison of Financial Condition at March 31, 2019  and June 30, 2018, Net Loans,” impacted loan interest income.

The yield on the loan portfolio increased 10 basis points for the quarter ended March 31, 2019 versus the comparable 2018 period.  On a linked quarter basis (March 31, 2019 versus December 31, 2018), the yield on the loan portfolio decreased 14 basis points.  The level of prepayment income impacted these results.  Exclusive of prepayment penalties, the yield on the loan portfolio increased 13 basis points versus the quarter ended March 31, 2018 and 3 basis points versus the December 31, 2018 quarter.  Prepayment penalties totaled $275,000, $1.7 million and $553,000 for the quarters ended March 31, 2019, December 31, 2018 and March 31, 2018, respectively.   In addition to prepayment penalties, the prepayment level also effects the loan yield through the realization of deferred loan fees.  While loan fees are regularly amortized into income, loan prepayments accelerate the recognition of these fees as income.  Deferred loan fees recognized as interest income totaled $438,000, $687,000 and $543,000 for the quarters ended March 31, 2019, December 31, 2018 and March 31, 2018, respectively.

Interest income on debt securities AFS decreased $63,000 to $211,000 for the three months ended March 31, 2019, from $274,000 for the three months ended March 31, 2018.  Interest income on debt securities HTM increased $759,000 to $2.2 million for the three months ended March 31, 2019, from $1.4 million for the three months ended March 31, 2018.  The average balance of debt securities available for sale decreased $13.1 million for the three months ended March 31, 2019 versus the comparable 2018 period, while the average balance of debt securities held to maturity increased $65.7 million over the same period.  The Company has been classifying the majority of new purchases as held to maturity.

Total Interest Expense. Total interest expense increased $3.5 million to $14.1 million for the three months ended March 31, 2019, from $10.6 million for the three months ended March 31, 2018. The average balance of deposits, as discussed in “Comparison of Financial Condition at March 31, 2019  and June 30, 2018, Deposits,” impacted interest expense on deposits.  The average balance of brokered deposits decreased $52.2 million between the periods.  The average balance of municipal deposits, which can be subject to significant fluctuation, decreased $34.5 million between the periods.  The overall cost of deposits increased 42 basis points for the quarter ended March 31, 2019 versus the comparable 2018 period.  The increased costs are primarily due to the impact of market pressures.  Customer migration is largely responsible for some of the significant shifts in the average balances of our deposit products.  The Company’s highest yielding core deposit account is currently a savings account.  Many money market accounts have shifted to the higher yielding savings account.  The decreased checking account balances are partially attributable to decreased municipal account balances as well as customer migration.  Interest expense on borrowings increased $566,000 to $3.3 million for the three months ended March 31, 2019, from $2.7 million for the three months ended March 31, 2018.  The cost of borrowings increased 37 basis points.  The cost of borrowings has been impacted by the overall increase in interest rates, particularly overnight and short term borrowings, and the maturities of certain lower cost borrowings.

Index
Net Interest Income Before Provision for Loan Losses.  Net interest income decreased by $2.8 million to $24.1 million for the three months ended March 31, 2019, from $27.0 million for the three months ended March 31, 2018.    The Company’s net interest income, spread and margin over the period are detailed in the chart below.

	Net Interest Income Before	Prepayment Penalty	Net Interest Income Before Provision, Excluding Prepayment	Including Prepayment Penalties		Excluding Prepayment Penalties
Quarter Ended	Provision	Income	Penalties	Spread	Margin	Spread	Margin
	(Dollars in thousands)
March 31, 2019	$24,109	$275	$23,834	2.29%	2.48%	2.26%	2.45%
December 31, 2018	26,027	1,727	24,300	2.51%	2.68%	2.33%	2.51%
September 30, 2018	26,295	1,154	25,141	2.51%	2.67%	2.40%	2.55%
June 30, 2018	27,721	1,836	25,885	2.65%	2.81%	2.47%	2.63%
March 31, 2018	26,953	553	26,400	2.60%	2.74%	2.54%	2.68%

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

The Company’s spread and margin have been under pressure due to several factors, including a flat and partially inverted treasury yield curve, modifications of loans within the existing loan portfolio, prepayments of higher yielding loans and investments, and increased funding costs. While spread and margin have been under pressure for an extended period, the competitive market for deposits increased substantially in fiscal 2019. Although the Company has realized increases in both the cost of funds and the yield on interest earning assets, the increase in cost of funds has outpaced the increase in yield on assets.  The cost increase incurred in the most recent quarter is largely due to existing customers transferring to higher yielding accounts from lower yielding accounts, and the opening of new higher yielding accounts.  The Company has not increased its deposit rates on any consequential account offering in over four months.  While the above trend regarding customer behavior can be expected to continue, the impact on the rate of increase in the cost of deposits can be expected to subside assuming rates remain stable (or decrease).

The Company’s net interest income and net interest rate spread were both negatively impacted in all periods due to the reversal of accrued interest income on loans delinquent more than 90 days. The total of such income reversed was $100,000 and $4,000 for the three months ended March 31, 2019 and 2018, respectively.

Index
Provision for Loan Losses. The Company recorded no provision for loan losses for the three months ended March 31, 2019 and March 31, 2018.  A rollforward of the allowance for loan losses for the three months ended March 31, 2019 and 2018 is presented below:

	Three Months ended March 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$28,639	$30,402
Provisions charged to operations	—	—
Recoveries of loans previously charged off	16	166
Loans charged off	(65)	(95)
Balance at end of period	$28,590	$30,473
Allowance for loan losses to total loans	0.81%	0.85%
Net charge-offs (annualized) to average loans outstanding	0.01%	(0.01)%

Non-interest Income. Non-interest income increased $114,000 to $1.1 million for the three months ended March 31, 2019, from $981,000 for the three months ended March 31, 2018.   The increase is primarily due to $87,000 increase in fair value of equity securities held by the Company.

Non-interest Expenses. Non-interest expenses decreased $621,000 to $9.1 million for the three months ended March 31, 2019, from $9.8 million for the three months ended March 31, 2018.  The decrease was primarily due to compensation, payroll taxes and fringe benefits, which decreased $319,000 to $6.0 million for the three months ended March 31, 2019, from $6.3 million for the three months ended March 31, 2018.   The decrease was largely due to decreased accrual costs associated with non-qualified benefit plans.  Other expenses decreased $258,000 to $1.4 million for the three months ended March 31, 2019, from $1.7 million for the three months ended March 31, 2018.   The decrease is primarily due to decreased professional fees associated with the remediation of Bank Secrecy Act and Anti-Money Laundering compliance matters as (discussed in previous filings) and the recovery of problem loan expenses that were expensed in a prior period. The Company had no professional fees related to the remediation of the compliance matters in the quarter ended March 31, 2019, and incurred such expenses totaling $156,000 in the three months ended March 31, 2018.

Income Tax Expense.   Income tax expense for the three months ended March 31, 2019 was $3.6 million on pre-tax income of $16.1 million, resulting in an effective tax rate of 22.5%. Income tax expense for the three months ended March 31, 2018 was $4.7 million. The actual expenses for the three month period ending March 31, 2019, was also affected by a refund of an item that was expensed in a prior period and the exercise of nonqualified stock options. Income tax expense for the three months ended March 31, 2018 was $4.7 million on pre-tax income of $18.2 million, resulting in an effective rate of 26.1%.

Index

Comparison of Operating Results for the Nine Months ended March 31, 2019 and 2018

Net Income.  Net income increased $9.9 million to $39.3 million for the nine months ended March 31, 2019, from $29.4 million for the corresponding 2018 period. The most significant factor resulting in the increased income in the nine-month period is changes in income tax expense.  Results for the nine months ended March 31, 2018 were negatively impacted by the Tax Cuts and Jobs Act (the “Act”).  The Act required the Company to revalue its deferred tax assets and deferred tax liabilities to account for the future impact of lower corporate tax rates on these deferred amounts. The revaluation resulted in a one-time charge of $10.2 million.

Total Interest Income. Total interest income increased $2.4 million to $115.9 million for the nine months ended March 31, 2019, from $113.5 million for the nine months ended March 31, 2018. The explanations provided in "Comparison of Operating Results for the Three Months ended March 31, 2019 and 2018, Total Interest Income" and “Comparison of Financial Condition at March 31, 2019 and June 30, 2018, Net Loans,” largely describe the changes applicable to the nine month period comparison. Prepayment penalties totaled $3.2 million for the nine months ended March 31, 2019 and $3.5 million for the nine months ended March 31, 2018.  Prepayment penalties increased annualized loan yield by 12 basis points in the 2019 period versus 13 basis points in the 2018 period.

Total Interest Expense. Total interest expense increased $8.1 million to $39.5 million for the nine months ended March 31, 2019, from $31.3 million for the nine months ended March 31, 2018. The explanations provided in “Comparison of Operating Results for the Three Months ended March 31, 2019 and 2018, Total Interest Expense" and “Comparison of Financial Condition at March 31, 2019 and June 30, 2018, Deposits,” largely describe the changes applicable to the nine month period comparison.

Net Interest Income Before Provision for Loan Losses.  Net interest income decreased by $5.8 million to $76.4 million for the nine months ended March 31, 2019, from $82.2 million for the nine months ended March 31, 2018. The explanations and information contained in "Comparison of Operating Results for the Three Months ended March 31, 2019 and 2018, Net Interest Income Before Provision for Loan Losses" are also applicable to the nine month comparison. The total reversal of accrued interest income on loans delinquent 90 days or more was $235,000 and $210,000 for the nine months ended March 31, 2019 and 2018, respectively.

Provision for Loan Losses. The Company recorded a reversal of provision for loan losses of $2.0 million for the nine months ended March 31, 2019 and no provision for loan losses for the nine months ended March 31, 2018.  A rollforward of the allowance for loan losses for the nine months ended March 31, 2019 and 2018 is presented below:

	Nine Months ended March 31,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$30,562	$30,272
Provisions charged to operations	(2,000)	—
Recoveries of loans previously charged off	93	318
Loans charged off	(65)	(117)
Balance at end of period	$28,590	$30,473
Allowance for loan losses to total loans	0.81%	0.85%
Net charge-offs (annualized) to average loans outstanding	—	(0.01)%

The $2.0 million reversal of provision for loan losses recorded for the nine month period ended March 31, 2019 was due primarily to loan portfolio contraction and reduced qualitative factors within the allowance calculation as determined as part of our quarterly reassessment.

See also delinquency information contained in “Comparison of Financial Condition at March 31, 2019 and June 30, 2018, Net Loans” and footnote 6 of the consolidated financial statements.

Index

Non-interest Income. Non-interest income increased $979,000 to $3.6 million for the nine months ended March 31, 2019 from $2.6 million for the nine months ended March 31, 2018.  The increase is primarily due to a gain of $855,000 on the sale of a foreclosed property. This increase was partially offset by a $187,000 decrease in fair value of equity securities held by the Company. Despite the increase in value of equity securities described for the three month period comparison, there was an overall decrease in value in the nine month period. Results for the 2018 period were reduced by a loss of $324,000 on the sale of certain AFS investment securities. There were no sales of securities in the 2019 period.

Non-interest Expense. Non-interest expenses were essentially stable at $29.5 million for both the nine months ended March 31, 2019 and 2018, though there were fluctuations within the various categories.  Compensation, payroll taxes and fringe benefits decreased $2.1 million to $17.5 million for the nine months ended March 31, 2019, from $19.6 million for the nine months ended March 31, 2018.   The decrease was primarily due to decreased ESOP related expenses as well as decreased costs associated with the incentive and non-qualified benefit plans.  Other expenses increased $2.2 million to $6.9 million for the nine months ended March 31, 2019, from $4.7 million for the nine months ended March 31, 2018.   The increase is primarily due to professional fees associated with the remediation of compliance matters.  Such fees totaled $1.5 million for the 2019 period versus $269,000 for the 2018 period.  The nine month period comparison was also impacted by an additional pension contribution that was expensed in fiscal 2019.

Income Tax Expense. Income tax expense for the nine months ended March 31, 2019, was $13.2 million on pre-tax income of $52.5 million, resulting in an effective tax rate of 25.2%. The Company's estimated effective tax rate for the fiscal year ending June 30, 2019 is 25%. This estimated effective rate is lower than prior fiscal years primarily as a result of the Act. The actual expenses for the nine month period ending March 31, 2019, was affected by a refund of an item that was expensed in a prior period and the exercise of nonqualified stock options. In addition, the nine month period ending March 31, 2019 was also impacted by New Jersey ("NJ") tax legislation enacted on July 1, 2018. The legislation required, among other consequences, a revaluation of our deferred tax assets/liabilities based on the rates at which they are expected to reverse in the future. The revaluation of the Company's deferred tax balances resulted in a one-time non-cash charge of $477,000 which is included in income tax expense for the nine months ended March 31, 2019. Income tax expense for the nine month period ended March 31, 2018 was $25.9 million. Income tax expense for the nine month period ended March 31, 2018 was significantly impacted by the Act, as previously discussed in "Comparison of Operating Results for the Nine Months ended March 31, 2019 and 2018, Net Income."

Index

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB borrowings, and investment maturities.  While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.  The Company has other sources of liquidity if a need for additional funds arises, including advances from the FHLB and Federal Reserve Bank of New York.

At March 31, 2019 and June 30, 2018, the Company had $55.0 million and $99.0 million in overnight borrowings,  respectively.  The Company had total borrowings of $548.8 million at March 31, 2019 and $596.4 million at June 30, 2018.  The Company’s total borrowings at March 31, 2019 include $493.8 million in longer term borrowings, $469.6 million with the FHLB and $24.2 million with another financial institution.

In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans.  At March 31, 2019, outstanding commitments to originate loans totaled $66.8 million and outstanding commitments to extend credit totaled $30.1 million.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $856.7 million at March 31, 2019.  Based upon historical experience, management estimates that a large portion of such deposits will remain with the Company.  The portion that remains will be significantly impacted by the renewal rates offered by the Company.

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

The Company’s primary use of funds has been dividends to shareholders and repurchases of common stock.  The declarations of such dividends are at the discretion of the Company and the dividend amount could be reduced or eliminated if the payment of a dividend to shareholders would result in a liquidity concern.  At March 31, 2019 and June 30, 2018, the Company, on an unconsolidated basis, had cash and cash equivalents of $35.0 million and $56.6 million, respectively.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies implemented final rules (“Final Rules”) to establish a new comprehensive regulatory capital framework (Basel III)  with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019.  The Final Rules implemented certain regulatory amendments based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Wall Street Reform and Consumer Protection Act and substantially amended the regulatory risk-based capital rules applicable to the Company.  The Final Rules require the Company and Bank to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress.  As of March 31, 2019, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company’s or Bank’s risk-based capital category.

Index
As of March 31, 2019 and June 30, 2018, the Company and Bank exceeded all regulatory capital requirements, including the currently applicable capital conservation buffer of 2.50%, as follows:

	March 31, 2019
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Common Equity Tier 1 (CET1) (to risk-weighted assets)	$526,704	14.46%	$163,873	4.50%
Tier 1capital (to risk-weighted assets)	526,704	14.46%	218,497	6.00%
Total capital (to risk-weighted assets)	555,295	15.25%	291,330	8.00%
Tier 1 leverage capital (to average assets)	526,704	12.92%	163,033	4.00%
Capital Conservation Buffer	263,965	7.25%	91,041	2.500%

	June 30, 2018
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Common Equity Tier 1 (CET1) (to risk-weighted assets)	$548,122	14.82%	$166,458	4.50%
Tier 1 capital (to risk-weighted assets)	548,122	14.82%	221,945	6.00%
Total capital (to risk-weighted assets)	578,685	15.64%	295,926	8.00%
Tier 1 leverage capital (to average assets)	548,122	13.25%	165,465	4.00%
Capital Conservation Buffer	282,759	7.64%	69,358	1.875%

	March 31, 2019
	Actual		Required		Well-Capitalized
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Bank:
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$472,201	12.97%	$163,848	4.50%	$236,669	6.50%
Tier 1 capital (to risk-weighted assets)	472,201	12.97%	218,464	6.00%	291,285	8.00%
Total capital (to risk-weighted assets)	500,791	13.75%	291,285	8.00%	364,106	10.00%
Tier 1 Leverage capital (to average assets)	472,201	11.59%	163,005	4.00%	203,756	5.00%
Capital conservation buffer	209,506	5.75%	91,027	2.500%

	June 30, 2018
	Actual		Required		Well-Capitalized
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Bank:
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$470,857	12.73%	$166,431	4.50%	$240,401	6.50%
Tier 1 capital (to risk-weighted assets)	470,857	12.73%	221,908	6.00%	295,878	8.00%
Total capital (to risk-weighted assets)	501,419	13.56%	295,878	8.00%	369,847	10.00%
Tier 1 Leverage capital (to average assets)	470,857	11.38%	165,438	4.00%	206,797	5.00%
Capital conservation buffer	205,541	5.56%	69,346	1.875%

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
(iii)	obtaining general financing through FHLB advances with a fixed long term; and
(iv)	utilizing interest rate swaps or other derivative instruments

Loan Portfolio by Reprice/Maturity Date
At March 31, 2019
(Dollars in thousands)
Repricing or Maturing Within:	Amount	Weighted Average Rate	% of Total Loans	Cumulative % of Total Loans
1 Year or less	$892,233	3.74%	25.25%	25.25%
1 - 3 years	1,082,752	3.65%	30.64%	55.89%
3 - 5 years	905,194	4.16%	25.62%	81.51%
5 - 7 years	149,789	4.29%	4.24%	85.75%
7 to 10 years	173,548	4.84%	4.91%	90.66%
Greater than 10 years	329,877	4.44%	9.34%	100.00%
Total	$3,533,393	3.96%	100.00%

 At March 31, 2019, 55.89 % of the loan portfolio matures or reprices in 3 years or less, and 81.51% matures or reprices in 5 years or less.

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

The table below sets forth, as of March 31, 2019, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) basis points
	(Dollars in thousands)
+200	$510,499	$(78,032)	(13.3)%	13.0%	(143)
+100	553,026	(35,505)	(6.0)%	13.8%	(63)
—	588,531	—	—%	14.4%	—
(100)	614,327	25,796	4.4%	14.8%	38
(200)	644,116	55,585	9.4%	15.2%	79

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at March 31, 2019, in the event of a 200 basis point decrease in interest rates, we would experience a 9.4% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 13.3% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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

There were no changes made in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting during the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Unregistered Sale of Equity Securities. There were no sales of unregistered securities during the period covered by this report.
(b)	Use of Proceeds. Not applicable.
(c)	Repurchase of Our Equity Securities. The were no repurchases of our equity securities during the period covered by this report.

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

ORITANI FINANCIAL CORP.

Date:	May 10, 2019	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date:	May 10, 2019	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer