Form 10-K
period 2019-06-30
Oritani Financial Corp
filed 2019-08-28
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2019
or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ________.

Commission File No. 001-34786

Oritani Financial Corp.
(Exact name of registrant as specified in its charter)

Delaware	30-0628335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

370 Pascack Road, Township of Washington	07676
(Address of Principal Executive Offices)	Zip Code

(201) 664-5400
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ORIT	The NASDAQ Stock Market, LLC

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES □ NO ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES □ NO ⌧

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ⌧ NO □.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ⌧ NO □.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ⌧

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a small reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company"  in Rule 12b-2 of the Exchange Act.

Large accelerated filer	⌧	Accelerated filer	□
Non-accelerated filer	□
		Small reporting company	□
		Emerging growth company	□

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. □

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES □ NO ⌧

As of August 28, 2019, there were 56,245,065 shares of the Registrant’s common stock, par value $0.01 per share, issued and 45,097,052 shares outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2018, as reported by the Nasdaq Global Market, was approximately $579.8 million.

DOCUMENTS INCORPORATED BY REFERENCE

1. Not Applicable.

Oritani Financial Corp.
2019 Annual Report on Form 10-K

Index

PART I

ITEM 1.	BUSINESS

Forward-Looking Statements

This Annual Report contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements may be identified by reference to a future period or periods, or by use of forward looking terminology, such as “may,” “will,” “believe,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to significant risks, assumptions, and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events: general economic conditions, either nationally or in our market or service areas, that are worse than expected; significantly increased competition among depository and other financial institutions; inflation and changes in the interest rate environment that reduce our margins or fair value of financial instruments; changes in laws or government regulations affecting financial institutions, including changes in regulatory fees and capital requirements; our ability to enter new markets successfully and capitalize on growth opportunities; changes in consumer spending, borrowing, and savings habits; changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, taxing authorities and the Financial Accounting Standards Board; and changes in our organization, compensation, and benefit plans.

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

Additional factors relating to our proposed merger (the “Merger”) with Valley National Bancorp (“Valley”) include the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; the risk that the necessary regulatory approvals may not be obtained, may be delayed, or may be obtained subject to conditions that are not anticipated; delays in closing the merger agreement or other risks that any of the closing conditions to the merger agreement may not be satisfied in a timely manner or at all; the diversion of management’s time from existing business operations due to time spent related to the merger or integration efforts; the risk that our business and the business of Valley will not be integrated successfully or such integration may be more difficult, time consuming or costly than expected; expected revenue and other synergies and cost savings from the merger may not be fully realized or realized within the expected time frame; revenues following the merger may be lower than expected; and expenses related to the merger and costs following the merger that are higher than expected.

In connection with the Merger, Valley will file with the SEC a Registration Statement on Form S-4 that includes a joint proxy statement/prospectus, which will include business and financial information about Valley and the Company from documents that Valley and the Company have previously filed with the SEC. Shareholders of the Company are urged to read the registration statement and the proxy statement/prospectus regarding the merger and other relevant documents filed with the SEC, as well as any amendments or supplements to those documents.

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

Oritani Financial Corp. owns 100% of the outstanding shares of common stock of Oritani Bank. Oritani Financial Corp. primarily engages in the business of holding the common stock of Oritani Bank as well as two inactive limited liability companies that owned a variety of real estate investments. Oritani Financial Corp.’s executive office is located at 370 Pascack Road, in the Township of Washington, New Jersey 07676, and its telephone number is (201) 664-5400. Oritani Financial Corp. is subject to comprehensive regulation and examination by the Board of Governors of the Federal Reserve System (“FRB”). At June 30, 2019, Oritani Financial Corp. had consolidated assets of $4.07 billion, consolidated deposits of $2.92 billion and consolidated stockholders’ equity of $529.1 million. Its consolidated net income for the fiscal year ended June 30, 2019 was $52.1 million.

Oritani Financial Corp.’s website (www.oritani.com) contains a link to the Company’s filings with the Securities and Exchange Commission including copies of annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these filings, if any.  These filings are available, free of charge, as soon as practicable after they are filed with the Securities and Exchange Commission and can be found under the ‘Investor Relations’ heading.  Oritani-Federal filings can also be found here.  Information on the website should not be considered a part of this report.

Merger

On June 25, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Valley. Under the Merger Agreement, the Company will merge with and into Valley, with Valley as the surviving corporation, in an all-stock transaction. consummation of the Merger, each share of common stock of the Company will be converted into 1.60 shares of Valley common stock, subject to the payment of cash in lieu of fractional shares. Outstanding Company stock options will be converted into options to acquire Valley common stock with the conversion and exercise price to be adjusted to reflect the exchange ratio. Company restricted stock will vest and will be converted into the right to receive, at the effective time of the Merger, the same consideration as holders of Company common stock are receiving in the Merger. Following the Merger of the Company with and into Valley, Oritani Bank will merge with Valley National Bank, they wholly owned subsidiary of Valley, with Valley being the surviving institution. Completion of the Merger is subject to customary closing conditions, including the receipt of regulatory approvals and approval from the shareholders of the Company and Valley. The Merger is expected to close in the fourth quarter of calendar 2019.

Index

Oritani Bank

General

Oritani Bank is a New Jersey-chartered savings bank headquartered in the Township of Washington, New Jersey. Oritani Bank was originally founded in 1911, as a New Jersey building and loan association. Over the years, Oritani Bank has expanded through internal growth as well as through a series of business combinations. Oritani Bank conducts business from its corporate office located at 370 Pascack Road, in the Township of Washington, New Jersey, lending offices in New York City and Cherry Hill, New Jersey. and its 25 branch offices located in the New Jersey counties of Bergen, Hudson, Essex and Passaic. The telephone number at its corporate office is (201) 664-5400. At June 30, 2019, Oritani Bank's assets totaled $4.07 billion and deposits totaled $2.92 billion.

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

In terms of population, Bergen County ranks as the largest county in New Jersey (out of 21 counties) while Hudson County ranks fourth, Essex County ranks third and Passaic County ranks ninth.  The economy in our primary market area has benefited from being varied and diverse. It is largely urban and suburban with a broad economic base.  As one of the wealthiest states in the nation, New Jersey, with an estimated population of 8.92 million, is considered one of the most attractive banking markets in the United States.  As of June 2019, the unemployment rate for New Jersey was 3.5% a record low, which was lower than the national rate of 3.7%, with a total of 4.2 million New Jersey residents employed as of June 2019.  Bergen County is considered part of the New York metropolitan area.  Its county seat is Hackensack.  Bergen County ranks 45th among the highest-income counties in the United States in 2015 in terms of per-capita income.

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

Index

Competition

We face intense competition within our market area both in making loans and attracting deposits.  Our market area has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions.  Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking.  As of June 30, 2018, the latest date for which statistics are available, our market share of deposits was approximately 4.7% in Bergen County and less than 1.0% in each of Essex, Hudson, and Passaic Counties.

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

Lending Activities

Our principal lending activity is the origination of residential commercial real estate loans and commercial real estate loans as well as residential real estate mortgage loans and home equity loans.  Our residential commercial real estate portfolio consists primarily of mortgage loans secured by apartment buildings.  Our commercial real estate portfolio consist primarily of mortgage loans secured by retail anchor shopping centers, commercial offices, retail space, warehouses, and mixed-use buildings.  Our residential real estate portfolio consists of one to four family residential real property and home equity loans.  The residential commercial real estate and commercial real estate portfolios represented $3.25 billion, or 92.2%, of our total loan portfolio at June 30, 2019.  One to four family residential real estate mortgage loans represented $267.0 million, or 7.6%, of our total loan portfolio at June 30, 2019.  At June 30, 2019, construction and land loans totaled $9.2 million, or 0.3%, of our loan portfolio.

Index

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the date  indicated.

	June 30,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential	$267,011	7.6%	$267,771	7.5%	$253,310	7.0%	$223,701	7.1%	$186,342	6.7%
Residential CRE	2,086,314	59.0	2,005,315	56.0	1,945,297	54.0	1,596,876	50.3	1,229,816	43.9
Grocery/Credit Retail CRE	482,831	13.7	497,708	13.9	535,567	14.9	457,058	14.4	481,216	17.2
Other CRE	683,739	19.4	796,589	22.3	866,826	24.0	887,443	28.0	894,016	32.0
Construction and land loans	9,170	0.3	10,960	0.3	4,210	0.1	4,810	0.2	6,132	0.2
Total loans	3,529,065	100.0%	3,578,343	100.0%	3,605,210	100.0%	3,169,888	100.0%	2,797,522	100.0%
Other items:
Net deferred loan origination fees	9,147		6,878		8,235		7,980		10,421
Allowance for loan losses	28,596		30,562		30,272		29,951		30,889
Total loans, net	$3,491,322		$3,540,903		$3,566,703		$3,131,957		$2,756,212

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at June 30, 2019. Maturities are based on the final contractual payment date and do not reflect the effect of prepayments and scheduled principal amortization.

	Residential		Residential CRE		Grocery/Credit Retail CRE		Other CRE		Construction and Land Loans		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Due During the Years Ended June 30,	(Dollars in thousands)
2020	$18,730	5.64%	$50,599	4.06%	$7,135	6.12%	$76,246	4.51%	$—	0.00%	$152,710	4.57%
2021 to 2022	562	4.96	117,288	4.48	52,080	3.97	56,565	4.85	7,543	6.50	234,038	4.52
2023 to 2024	2,045	4.22	133,614	4.01	114,283	4.04	85,898	4.70	—	—	335,840	4.20
2025 to 2029	11,404	3.87	1,497,930	3.65	239,433	4.02	351,777	4.25	1,350	5.65	2,101,894	3.80
2030 to 2034	30,848	3.62	185,539	3.90	23,249	5.07	86,573	4.54	—	—	326,209	4.13
2035 and beyond	203,422	4.07	101,344	4.20	46,651	4.35	26,680	4.78	277	5.75	378,374	4.19
Total	$267,011	4.12%	$2,086,314	3.78%	$482,831	4.13%	$683,739	4.44%	$9,170	6.35%	$3,529,065	3.99%

The following table sets forth, at June 30, 2019, the dollar amount of all fixed- and adjustable-rate loans that are contractually due after June 30, 2020.

	Fixed	Adjustable	Total
	(In thousands)
Residential	$208,532	$39,749	$$248,281
Residential CRE	201,758	1,833,957	2,035,715
Grocery/Credit Retail CRE	98,140	377,556	475,696
Other CRE	149,447	458,046	607,493
Construction and land loans	1,627	7,543	9,170
Total loans	$659,504	$2,716,851	$3,376,355

Index
Loans:

Residential Loans. We originate one to four family residential mortgage loans, substantially all of which are secured by properties located in our primary market area.  At June 30, 2019, $267.0 million, or 7.6% of our loan portfolio, consisted of one to four family residential mortgage loans and home equity loans.  We generally retain for our portfolio substantially all of the loans that we originate.  Residential mortgage loan originations are generally obtained from existing or past customers, through advertising, and through referrals from local builders, real estate brokers, and attorneys, and are underwritten pursuant to Oritani Bank’s policies and standards.  The Company maintains a program where a fee is paid to a broker for a loan referral that results in an origination or a purchase of a recently closed loan.  Generally, residential mortgage loans are originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%.  We generally will not make loans with a loan-to-value ratio in excess of 90%.  Fixed rate mortgage loans are originated for terms of up to 30 years.  Generally, fixed rate residential mortgage loans are underwritten according to Freddie Mac guidelines, policies and procedures, with a maximum origination amount of $2.0 million.  Oritani Bank's residential underwriting satisfies the "qualified mortgages" regulations issued by the Consumer Financial Protection Bureau.  Oritani Bank does not originate non-qualified mortgage loans.  We do not originate or purchase, and our loan portfolio does not include, any sub-prime loans.

We also offer adjustable rate mortgage loans for one to four family properties, with an interest rate based on the weekly average yield on U.S. Treasuries adjusted to a constant maturity of one-year, which adjust either annually or every three years from the outset of the loan or which adjust annually after a five-, seven- or ten-year initial fixed rate period.  Originations of adjustable rate residential mortgage loans totaled $8.8 million and $10.2 million for the fiscal years ended June 30, 2019 and 2018, respectively.  Our adjustable rate residential mortgage loans generally provide for maximum rate adjustments of 2% per adjustment, with a lifetime maximum adjustment up to 6%, regardless of the initial rate.  Our adjustable rate residential mortgage loans amortize over terms of up to 30 years.

Adjustable rate mortgage loans decrease the Bank’s risk associated with changes in market interest rates by periodically repricing, but involve other risks because, as interest rates increase, the underlying payments by the borrower increase, thus increasing the potential for default by the borrower.  At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates.  Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents and, therefore, the effectiveness of adjustable rate mortgage loans may be limited during periods of rapidly rising interest rates.  At June 30, 2019, $39.7 million, or 14.9%, of our residential mortgage loans had adjustable rates of interest.

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

We also offer second mortgage loans and home equity lines of credit, which are included in the residential mortgage loan portfolio.  These mortgage loans are secured by one to four family residences, substantially all of which are located in our primary market area.  At June 30, 2019, second mortgage and equity loans totaled $7.8 million, or 0.22% of total loans.  Additionally, at June 30, 2019, the unadvanced amounts of home equity lines of credit totaled $6.6 million.  The underwriting standards utilized for second mortgage loans and equity lines of credit include a determination of the applicant’s credit history, an assessment of the applicant’s ability to meet existing obligations and payments on the proposed loan and the value of the collateral securing the loan.  The combined (first and second mortgage liens) loan-to-value ratio for second mortgage loans and home equity lines of credit is generally limited to 70%.  Second mortgage loans are offered with fixed and adjustable rates of interest and with terms of up to 30 years.  Our home equity lines of credit have adjustable rates of interest which are indexed to the prime rate, as reported in The Wall Street Journal.

Second mortgage loans and equity loans entail greater risk than do residential mortgage loans, particularly if they are secured by an asset that has a superior security interest.  In addition, equity loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Index

Commercial Real Estate ("CRE") Loans. We originate residential and non-residential commercial real estate mortgage loans.  At June 30, 2019, $3.25 billion, or 92.2% of our loan portfolio, consisted of commercial real estate loans.  Our residential CRE mortgage loans, $2.09 billion or  59.0% of our loan portfolio, are primarily permanent loans secured by apartment buildings and mobile home parks.  The non-residential CRE mortgage portfolio consists of grocery/credit retail CRE and other CRE.  Our grocery/credit retail CRE mortgage loans, $482.8 million or 13.7% of our loan portfolio, are primarily permanent mortgage loans secured by grocery or credit anchor tenants at multi-store, or stand alone, facilities.  Our other CRE mortgage loans, $683.7 million or 19.4% of our loan portfolio, are primarily permanent loans secured by improved property such as retail multi-stores without a credit anchor, mixed-use properties, self-storage facilities, commercial warehouses, and office buildings.  The typical CRE mortgage loan has a fixed rate of interest for the first three or five years, after which the loan reprices to a market index plus a spread, with a floor of the original rate. The fixed rate period is occasionally extended to as much as ten years.  These loans typically amortize over 30 years though we will often require shorter amortization. We also offer such loans on a self-amortizing basis with fixed rate terms up to 20 years.  References to commercial real estate loans below refer to residential and non-residential commercial real estate.

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

For commercial real estate loans with balances greater than $2.5 million, a borrower’s financial information is monitored on an ongoing basis by requiring annual financial statement updates and payment history reviews.  We require commercial borrowers to provide annually updated financial statements and federal tax returns.  These requirements also apply to the individual principals of our commercial borrowers.  We also require borrowers with rental investment property to provide an annual report of income and expenses for the property, including a tenant list and copies of leases, as applicable.  The largest residential CRE loan in our portfolio at June 30, 2019 was a $31.9 million loan secured by multi-family and mixed-use buildings located in Brooklyn, New York.  The largest credit retail CRE loan at June 30, 2019 was a $29.3 million loan secured by several freestanding pharmacy stores, located in Virginia, Pennsylvania and Connecticut.  The largest other CRE loan in our portfolio at June 30, 2019 was a $29.3 million loan secured by a multi-tenant retail power center located in Rio Grande, New Jersey.  All of these loans are performing in accordance with their terms.  Our largest commercial real estate relationship consisted of 40 properties primarily secured by multi-family buildings located mainly in our primary market area. The aggregate outstanding loan balance for this relationship, comprised of several legal entities, is $59.7 million at June 30, 2019, and these loans are all performing in accordance with their terms.

Loans secured by commercial real estate (residential and non-residential) generally involve larger principal amounts and a greater degree of risk than one to four family residential mortgage loans.  Because payments on loans secured by commercial real estate are often dependent on successful operation or management of the properties, repayment of such loans may be affected by adverse conditions in the real estate market or the economy.  See “Item 1A, Risk Factors – Our Continued Emphasis On Commercial Real Estate Lending Could Expose Us To Increased Lending Risks.”

       We originate construction loans for the development of residential and commercial properties located in our primary market area on a limited basis.  Residential construction loans are generally offered to experienced local developers operating in our primary market area and to individuals for the construction of their personal residences.  At June 30, 2019, construction and land loans totaled $9.2 million, or 0.3 % of total loans.

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

During the fiscal years ended June 30, 2019 and 2018, loan originations totaled $414.4 million and $470.7 million, respectively, all of which were retained by us.  Loan purchases totaled $138.5 million and $69.2 million for the years ended June 30, 2019 and 2018.  There were no loans originated and sold under the FHLB MPF program during fiscal 2019 or 2018.

We will also participate in loans, sometimes as the “lead lender.”  When we are not the lead lender, the underwriting of the loan participations closely match our own underwriting criteria and procedures.  At June 30, 2019, we had $243.8 million in loan participation interests.

At June 30, 2019, in addition to participation interests we were servicing loans sold in the amount of $2.3 million.  Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

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

Loans are placed on non-accrual status when they are more than 90 days delinquent.  When loans are placed on a non-accrual status, unpaid accrued interest is fully reversed.  Once the outstanding principal balance is brought current, income is recognized to the extent the loan is deemed fully collectible.  If the deficiencies causing the delinquency are resolved, such loans may be returned to accrual status once all arrearages are resolved and a period of satisfactory payment performance, usually six months.  See additional discussion regarding our non-performing assets at June 30, 2019 in “Management Discussion and Analysis.”

Index

Non-Performing Assets and Restructured Loans. The table below sets forth the amounts and categories of our non-performing assets and troubled debt restructurings at the dates indicated.

	At June 30,
	2019 (1)	2018 (2)	2017 (3)	2016 (4)	2015 (5)
Non-performing assets	(Dollars in thousands)
Non-accrual loans:
Residential	$6,531	$6,335	$1,556	$931	$1,329
Residential CRE	—	—	—	310	311
Other CRE	3,522	1,542	8,667	8,671	10,711
Construction and land loans	—	—	—	56	224
Total non-accrual loans	$10,053	$7,877	$10,223	$9,968	$12,575
Loans greater than 90 days delinquent and still accruing	$—	$—	$—	$—	$—
Total non-performing loans	$10,053	$7,877	$10,223	$9,968	$12,575
Real estate owned	557	1,564	140	487	4,059
Total non-performing assets	$10,610	$9,441	$10,363	$10,455	$16,634
Ratios:
Non-performing loans to total loans	0.28%	0.22%	0.28%	0.31%	0.45%
Non-performing assets to total assets	0.26%	0.23%	0.25%	0.28%	0.50%

Troubled Debt Restructurings
Non-performing TDRs (included in nonaccrual loans)
Residential	167	174	178	184	188
Residential CRE	—	—	—	310	311
Other CRE	1,096	1,407	4,070	3,703	2,710
Construction and land loans	—	—	—	56	224
Total Non-performing TDRs	$1,263	$1,581	$4,248	$4,253	$3,433
Performing TDRs
Other CRE	236	309	362	386	418
Total Performing TDRs	236	309	362	386	418
Total Troubled Debt Restructurings	$1,499	$1,890	$4,610	$4,639	$3,851

(1)
Included in nonaccrual loans are residential loans totaling $568,000 and other commercial real estate loans totaling $2.4 million that were less than 30 days delinquent; and residential loans and other commercial real estate  loans totaling $798,000 and $1.1 million, respectively, that were 30 - 89 days delinquent.

(2)
Included in nonaccrual loans totaling $504,000 and other commercial real estate loans totaling $1.4 million that were less than 30 days delinquent; and residential loans totaling $617,000 that were were 30 - 89 days delinquent.

(3)
Included in nonaccrual loans are residential loans totaling $21,000 and other commercial real estate loans totaling $6.8 million that were less than 30 days delinquent; and residential loans totaling $921,000 that were 30 - 89 days delinquent.

(4)
Included in nonaccrual loans are residential loans totaling $66,000 residential CRE loans totaling $310,000 and other commercial real estate loans totaling $7.0 million that were less than 30 days delinquent; and residential loans totaling $180,000 that were 30 - 89 days delinquent.

(5)
Included in nonaccrual loans are residential loans totaling $425,000 and other commercial real estate loans totaling $6.1 million that were less than 30 days delinquent, and residential loans totaling $16,000, residential CRE loans totaling $311,000 and other commercial real estate loans totaling $1.1 million that were less than 90 days delinquent.

As noted in the above table, there were nonaccrual loans of $10.1 million at June 30, 2019, $7.9 million at June 30, 2018 and $10.2 million at June 30, 2017.  Additional interest income of $340,000, $198,000 and $283,000 would have been recorded during the years ended June 30, 2019,  2018 and 2017, respectively, if the loans had performed in accordance with their original terms.  Interest income on these loans of $256,000, $531,000 and $531,000  was included in net income for the years ended June 30, 2019, 2018 and 2017, respectively. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Comparison of Operating Results for the Years Ended June 30, 2019, June 30, 2018 and June 30, 2017, Provision for Loan Losses.”

Index

Delinquent Loans. The following table sets forth our loan delinquencies by type, amount and loan relationship at the dates indicated.

	Loans Delinquent For
	60-89 Days		90 Days and over		Total
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At June 30, 2019
Residential	4	$1,409	5	$5,164	9	$6,573
Other CRE	—	—	—	—	—	—
Total	4	$1,409	5	$5,164	9	$6,573
At June 30, 2018
Residential	4	$753	7	$5,213	11	$5,966
Other CRE	—	—	1	135	1	135
Total	4	$753	8	$5,348	12	$6,101
At June 30, 2017
Residential	4	$1,776	7	$614	11	$2,390
Residential CRE	—	—	—	—	—	—
Other CRE	—	—	3	1,897	3	1,897
Construction and land loans	—	—	—	—	—	—
Total	4	$1,776	10	$2,511	14	$4,287
At June 30, 2016
Residential	3	$531	5	$684	8	$1,215
Residential CRE	1	1,166	—	—	1	1,166
Other CRE	—	—	4	1,641	4	1,641
Construction and land loans	—	—	1	56	1	56
Total	4	$1,697	10	$2,381	14	$4,078
At June 30, 2015
Residential	3	$432	4	$888	7	$1,320
Residential CRE	1	311	—	—	1	311
Other CRE	—	—	3	3,569	3	3,569
Construction and land loans	—	—	1	224	1	224
Total	4	$743	8	$4,681	12	$5,424

In addition to the delinquent loans listed above, we occasionally have had loans that were delinquent 90 days or more past due as to principal.  Typically, such loans had passed their maturity date but continued making monthly payments, keeping their interest current, while negotiating external financing or an extension from the Company.  There were no loans delinquent 90 days or more past their maturity date at June 30, 2019, 2018, 2017, 2016 or 2015.

Real Estate Owned. Real estate acquired by us as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until sold.  When property is acquired it is recorded at the lower of cost or fair market value at the date of foreclosure, establishing a new cost basis.  Holding costs and declines in fair value result in charges to expense after acquisition.  The Company had real estate owned of $557,000 at June 30, 2019 and $140,000 at June 30, 2018.  The Company sold one property with book value of $1.1 million during the year ended June 30, 2019.  Proceeds from the sale of real estate owned were $1.9 million, resulting in $855,000 gain.

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

The following table shows the aggregate amounts of our classified assets, including non-performing loans, at the date indicated.

	Classified Assets At June 30,
	2019		2018		2017
	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
Substandard assets:
Residential	14	$7,171	14	$6,335	14	$5,002
Residential CRE	—	—	—	—	1	240
Other CRE	6	4,213	10	5,270	21	18,312
Construction and land loans	—	—	—	—	—	—
Total	20	$11,384	24	$11,605	36	$23,554

              There were no loans  classified as doubtful or loss on June 30, 2019, 2018 or 2017. The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations.  Not all classified assets constitute non-performing assets.

We also utilize an additional classification for assets that do not meet the definition of any of the classified assets yet contain an element that warrants a rating that is less than “pass.”  We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention.  While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, adversely affecting the repayment of the asset.  Our assets classified as “special mention” totaled $6.1 million, $14.9 million and $22.0 million at June 30, 2019, 2018, and 2017, respectively.   See Note 5 of the Notes to the Consolidated Financial Statements.

Impaired Loans. The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement.  Loans we individually classify as impaired include residential CRE, grocery/credit retail CRE, Other CRE and construction loans with balances of $1.0 million or more, unless a condition exists for loans less than $1.0 million regardless of portfolio segment, that would increase the Bank’s potential loss exposure.  Troubled debt restructurings ("TDRs") are also included in impaired loans regardless of balance.  Impaired loans are individually assessed to determine that each loan’s carrying value is not in excess of the fair value of the related collateral or the present value of the expected future cash flows.  If the loan’s carrying value does exceed the fair value, specific reserves are established to reduce the loan’s carrying value.  For classification purposes, impaired loans are typically classified as substandard.  Impaired loans at June 30, 2019, 2018 and 2017 were $9.3 million,  $9.2 million and $13.9 million, respectively.   See Note 5 of the Notes to the Consolidated Financial Statements.

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

Index

(2) General allowances established for incurred loan losses on a portfolio basis for loans that do not meet the definition of impaired.  The portfolio is grouped into similar risk characteristics, primarily loan type, collateral type, and internal credit risk rating.  We apply an estimated loss rate to each loan group.  The loss rates applied are based on a eight years year look back period, which measures our historical charge-offs, and our loss emergence period, which represents the estimated average time between when a loss event occurs and when such loss is specifically reserved or charged off.  This evaluation is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions.  Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material negative effect on our financial results.

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

Allowance for Loan Losses. The following table sets forth activity in our allowance for loan losses for the fiscal years indicated.

	At or For the Years Ended June 30,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$30,562	$30,272	$29,951	$30,889	$31,401
Charge-offs:
Residential	65	117	75	98	333
Residential CRE	—	—	—	—	—
Other CRE	—	—	13	849	380
Total charge-offs	65	117	88	947	713
Recoveries:
Residential	41	150	—	—	—
Residential CRE	—	—	—	—	—
Other CRE	58	225	409	9	—
Construction and land loans	—	32	—	—	1
Total recoveries	99	407	409	9	1
Net recoveries (charge-offs)	34	290	321	(938)	(712)
(Reversal of)/provision for loan losses	(2,000)	—	—	—	200
Balance at end of year	$28,596	$30,562	$30,272	$29,951	$30,889
Ratios:
Net charge-offs to average loans outstanding	0.00%	(0.01)%	(0.01%)	0.03%	0.03%
Allowance for loan losses to total loans at end of period	0.81%	0.85%	0.84%	0.94%	1.10%

Index

The allowance for loan losses has been relatively stable.  The Company recorded a reversal of provision for loan losses of $2.0 million for the twelve months ended June 30, 2019.  There was no provision for loan losses during 2018 and 2017.  Improving delinquency and nonaccrual trends, changes in loan risk ratings (versus prior periods), loan growth, charge-offs and economic and business conditions continue to have a meaningful impact on the current level of provision for loan losses.  In addition, improvements in general economic and business conditions have also impacted the level of provisioning by decreasing the necessary level of general allowances despite growth in the loan portfolio.

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

	At June 30,
	2019		2018		2017
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Residential	$2,321	7.6%	$1,990	7.5%	$1,261	7.0%
Residential CRE	15,694	59.1%	17,259	56.0%	15,794	54.0%
Grocery/Credit Retail CRE	3,249	13.7%	3,015	13.9%	3,000	14.9%
Other CRE	6,968	19.4%	7,828	22.3%	10,017	24.0%
Construction and land loans	364	0.3%	470	0.3%	200	0.1%
Total	$28,596	100.0%	$30,562	100.0%	$30,272	100.0%

	At June 30,
	2016		2015
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
		(Dollars in thousands)
Residential	$1,300	7.1%	$1,521	6.7%
Residential CRE	12,837	50.4%	10,814	44.0%
Grocery/Credit Retail CRE	3,646	14.4%	4,042	17.2%
Other CRE	11,850	28.0%	13,943	32.0%
Construction and land loans	318	0.2%	569	0.2%
Total	$29,951	100.0%	$30,889	100.0%

Index
Investments

The Board of Directors is responsible for adopting our investment policy.  The investment policy is reviewed periodically by management and any changes to the policy are recommended to and subject to the approval of the Board of Directors.  Authority to make investments under the approved investment policy guidelines is delegated to appropriate officers.  While general investment strategies are developed and authorized by the Board of Directors, the execution of specific actions primarily rests with Oritani Bank’s President, Chief Financial Officer and Asset/Liability Committee, which have responsibility for ensuring that the guidelines and requirements included in the investment policy are followed and that all securities are considered prudent for investment.  Each of our President, Chief Financial Officer and Asset/Liability Committee have specified authority to purchase various types of investments; all investment purchases in excess of 1% of total assets, or $40.7 million at June 30, 2019, must be approved by our Board of Directors.  All investment transactions are reviewed and ratified or approved (as the case may be) at regularly scheduled meetings of the Board of Directors.  Any investment which, subsequent to its purchase, fails to meet the guidelines of the policy is reported to the Board of Directors at its next meeting where the Board decides whether to hold or sell the investment.

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

We also invest in mortgage-backed securities, all of which are guaranteed by government sponsored enterprises.  At June 30, 2019, our mortgage-backed securities portfolio totaled $344.9 million, or 8.5% of total assets, and consisted of $341.0 million in fixed-rate securities and $4.0 million in adjustable-rate securities, guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.  Securities can be classified as held to maturity or available for sale at the date of purchase. We also recently started to invest in Corporate Notes. Our Corporate Notes total is $15.0 million and classified as held to maturity.

U.S. Government and Federal Agency Obligations. At June 30, 2019, our U.S. Government and federal agency securities portfolio totaled $5.0 million, all of which was classified as held to maturity.

Equity Securities. The Company's portfolio of equity securities had an estimated fair value of  $1.4 million and $1.6 million at June 30, 2019 and 2018, respectively. Equity Securities are reported at estimated fair value on the Company's Consolidated Balance Sheets. The Company adopted FASB Accounting Standard Update ("ASU") 2016-01 on July 1, 2018. The ASU supersedes the guidance to classify equity securities with readily determinable fair value into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income rather than accumulated other comprehensive income (loss). Upon adoption, the Company recorded an after tax cumulative-effect adjustment of $658,000 in the consolidated statement of stockholders' equity, reclassified its equity securities out of available for sale securities to equity securities on the consolidated balance sheets for all periods presented, and recognized unrealized changes in fair value through earnings. For periods prior to the adoption of ASU 2016-01, unrealized changes in fair value of equity securities were included in accumulated other comprehensive income (loss). Unrealized changes in fair value of equity securities recognized through income for the twelve months ended June 30, 2019 is a net loss of $208,000. There were  no sales of equity securities for the twelve months ended June 30, 2019, 2018 and 2017.

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

Index

At June 30, 2019, our mortgage-backed securities totaled $344.9 million, or 8.5%, of total assets and 8.8% of interest earning assets.  At June 30, 2019, 1.1% of the mortgage-backed securities were backed by adjustable rate mortgage loans and 98.9% were backed by fixed rate mortgage loans.  The mortgage-backed securities portfolio had a weighted average yield of 2.73% at June 30, 2019.  The fair value of our mortgage-backed securities at June 30, 2019 was $346.7 million, which is $1.4 million less than the amortized cost of $345.2 million.  Investments in mortgage-backed securities involve a risk that actual prepayments may differ from estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities.  There is also reinvestment risk associated with the cash flows from such securities or if such securities are redeemed by the issuer.  In addition, the market value of such securities may be adversely affected by changes in interest rates.  All of the Company’s mortgage-backed securities are insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

Corporate Notes. We purchased corporate notes during the third quarter of 2018. These securities have been classified as held to maturity since their purchase. At June 30, 2019, corporate notes totaled $15.0 million, or 4.1% of our total securities portfolio.

Debt Securities Portfolios. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

Debt securities and Mortgage-Backed Securities Held to Maturity

	At June 30,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
U.S. Government and federal agency obligations	$5,000	$4,979	$5,000	$4,906	$6,750	$6,752
Mortgage-backed securities:
Residential MBS	207,587	208,900	220,057	214,115	75,238	76,559
Commercial MBS	26,952	27,436	13,035	12,614	18,401	18,885
Collateralized mortgage obligations	77,643	77,565	85,488	83,125	67,718	68,510
Corporate Notes	15,033	15,299	—	—	—	—
Total debt securities held to maturity	$332,215	$334,179	$335,374	$326,511	$168,107	$170,706

Debt securities and Mortgage-Backed Securities Available for Sale

	At June 30,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities:
Residential MBS	$9	$9	$70	$71	$6,974	$6,921
Commercial MBS	3,921	3,916	4,074	4,137	4,220	4,406
Collateralized mortgage obligations	29,108	28,827	40,106	38,918	85,437	85,105
Total debt securities available for sale	$33,038	$32,752	$44,250	$43,126	$96,631	$96,432

Index

Portfolio Maturities and Yields. The composition and maturities of the investment securities portfolio at June 30, 2019 are summarized in the following table.  Maturities are based on the final contractual payment dates, and do not reflect the impact of prepayments, scheduled redemptions or early redemptions that are likely to occur.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Debt Securities Held to Maturity
United States Government and federal agency obligations	$5,000	1.22%	$—	—%	$—	—%	$—	—%	$5,000	$4,979	1.22%
Mortgage-backed securities:
Residential MBS	—	—	35	5.01	86,323	2.50	121,229	2.98	207,587	208,900	2.78
Commercial MBS	—	—	8,774	2.55	13,617	2.78	4,561	3.21	26,952	27,436	2.78
Collateralized mortgage obligations	—	—	—	—	31,213	1.90	46,430	3.18	77,643	77,565	2.67
Corporate Notes	—	—	—	—	15,033	4.86	—	—	15,033	15,299	4.86
Total debt securities held to maturity	$5,000	1.22	$8,809	2.56%	$146,186	2.64%	$172,220	3.04%	$332,215	$334,179	2.82%

Debt Securities Available for Sale
Mortgage-backed securities:
Residential MBS	$5	4.54%	$4	4.50%	$—	—%	$—	—%	$9	$9	4.52%
Commercial MBS	3,921	4.20	—	—	—	—	—	—	3,921	3,916	4.20
Collateralized mortgage obligations	—	—	1,481	2.62	27,627	2.31	—	—	29,108	28,827	2.33
Total debt securities available for sale	$3,926	4%	$1,485	2.63%	$27,627	2.31%	$—	—%	$33,038	$32,752	2.55%

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

At June 30, 2019, $1.25 billion, or 42.7% of our deposit accounts were time deposits, of which $849.8 million had maturities of one year or less. We had brokered deposits totaling $471.2 million and $450.4 million at June 30, 2019 and 2018, respectively.  The following table sets forth the distribution of total deposits by account type, at the dates indicated.

	At June 30,
	2019			2018			2017
	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Deposit type:
Checking accounts	$668,453	22.87%	1.36%	$751,735	25.79%	0.85%	$706,554	24.74%	0.62%
Money market accounts	622,670	21.30%	1.32%	763,003	26.17%	1.13%	847,888	29.68%	1.05%
Savings accounts	383,763	13.13%	1.24%	188,859	6.48%	0.28%	177,896	6.23%	0.23%
Time deposits	1,248,358	42.70%	2.17%	1,211,531	41.56%	1.62%	1,124,140	39.35%	1.34%
Total deposits	$2,923,244	100.00%	1.68%	$2,915,128	100.00%	1.21%	$2,856,478	100.00%	1.01%

As of June 30, 2019, the aggregate amount of outstanding time deposits in amounts greater than or equal to $250,000 was approximately $253.5 million.  The following table sets forth the maturity of those deposits as of June 30, 2019.

At June 30, 2019
(In thousands)
Three months or less	$62,405
Over three months through six months	33,376
Over six months through one year	77,266
Over one year to three years	76,387
Over three years	4,097
Total	$253,531

Index

Borrowings. Our borrowings primarily consist of advances from the FHLB of New York and, to a lesser extent, advances from other financial institutions.  As of June 30, 2019, we had total borrowings in the amount of $521.6 million, which represented 14.73% of total liabilities, with an estimated weighted average maturity of 2.31 years and a weighted average rate of 2.14%.  At June 30, 2019, borrowings are secured by mortgage-backed securities and investment securities with a book value of $20.4 million and performing mortgage loans with an outstanding balance of $2.80 billion.

The following table sets forth information concerning balances and interest rates on our FHLB advances and other borrowings at and for the periods shown:

	At or For the Years Ended June 30,
	2019	2018	2017
	(Dollars in thousands)
Balance at end of period	$521,555	$596,372	$642,059
Average balance during period	$537,480	$543,290	$719,647
Maximum outstanding at any month end	$616,803	$649,860	$928,391
Weighted average interest rate at end of period	2.14%	1.88%	1.59%
Average interest rate during period	2.42%	2.08%	1.83%

As of June 30, 2019, Oritani had interest rate swap agreements with total notional amount of $355.0 million.   Oritani will receive 1 month LIBOR from the counterparties and pay interest to the counterparties at a fixed rate.  See Note 13 of the Notes to the Consolidated Financial Statements.

Subsidiary Activities and Joint Venture Information

Oritani Financial Corp. is the owner of Oritani Bank, Hampshire Financial and Oritani LLC. Hampshire Financial LLC is a New Jersey limited liability company and Oritani LLC is a Deleware limited liability company. Both Hampshire Financial LLC and Oritani LLC owned real estate and investments in real estate.  As of June 30, 2016, all of the investments owned by Hampshire Financial LLC and Oritani LLC had been sold, and the subsidiaries are inactive.

Oritani Bank has the following subsidiaries: Ormon LLC, ZORM 2009, LLC, Oritani Investment Corp. and Oritani Asset Corporation.  Ormon LLC is a New Jersey limited liability company that owned real estate investments in New Jersey as well as investments in joint ventures that owned income-producing commercial and residential rental properties.  As of June 30, 2017, all of the investments owned by Ormon LLC had been sold, and the subsidiary is inactive.  Proceeds from the sale of real estate investments for the years ended June 30,  2017 were $25.3 million resulting in gains of $20.9 million.

ZORM 2009, LLC is a New Jersey limited liability company that was formed solely for the purpose of holding real estate owned property acquired in the ordinary course of collecting a debt. Zorm is currently inactive and does not engage in any activities. Zorm currently holds title to one foreclosed property.

Oritani Investment Corp. is a New Jersey corporation that owns Oritani Asset Corporation, a real estate investment trust, formed in 1998 for the sole purpose of acquiring mortgage loans and mortgage-backed securities from Oritani Bank.

Oritani Asset Corporation’s primary objective is to maximize long-term returns on equity.  At June 30, 2019, Oritani Asset Corporation had $896.8 million in assets.  Oritani Asset Corporation is taxed and operates in a manner that enables it to qualify as a real estate investment trust under the Internal Revenue Code of 1986, as amended.

Personnel

As of June 30, 2019, we had 189 full-time employees and 51 part-time employees.  Our employees are not represented by any collective bargaining group.  Management believes that we have good relations with our employees.

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
As noted, the risk-based capital standards for state banks require the maintenance of common equity Tier 1 capital, Tier 1 capital and total capital to risk-weighted assets of at least 4.5%, 6% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset.  Higher levels of capital are required for asset categories believed to present greater risk.  Common equity Tier 1 capital is generally defined as common stockholders’ equity and retained earnings.  Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital.  Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries.  Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital.  Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt.  Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income, up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.  In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual associations where necessary.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements.  The capital conservation buffer requirement was phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.  The capital conservation buffer as of June 30, 2019 is 2.50% and is fully phased in.
        Legislation enacted in May 2018 requires the federal banking agencies, including the FDIC, to establish a "Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion.  A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes.  The federal banking agencies may consider a financial institution’s risk profile when evaluating whether it qualifies as a community bank for purposes of the capital ratio requirement.  The federal banking agencies must set the minimum capital for the new Community Bank Leverage Ratio at not less than 8 percent and not more than 10 percent.  A financial institution can elect to be subject to this new definition.  The establishment of the community bank leverage ratio is subject to notice and comment rulemaking by the federal regulators. The regulators have issued a proposed rule with 9 percent as the Community Bank Leverage Ratio.

Index

 The federal banking agencies, including the FDIC, have also adopted regulations to require an assessment of an institution’s exposure to declines in the economic value of a bank’s capital due to changes in interest rates when assessing the bank’s capital adequacy. Under such a risk assessment, examiners evaluate a bank’s capital for interest rate risk on a case-by-case basis, with consideration of both quantitative and qualitative factors. Institutions with significant interest rate risk may be required to hold additional capital. According to the agencies, applicable considerations include:

•	the quality of the bank’s interest rate risk management process;
•	the overall financial condition of the bank; and
•	the level of other risks at the bank for which capital is needed.

The following table shows the Company's and the Bank’s Core capital, Tier 1 risk-based capital, and Total risk-based capital ratios at June 30, 2019:

	At June 30, 2019
	The Company		The Bank
	Capital	Percent of Assets (1)	Capital	Percent of Assets (1)
	(Dollars in thousands)

Common equity tier 1 (to risk-weighted assets)	$529,692	14.57%	$485,683	13.36%
Tier 1 capital (to risk-weighted assets)	529,692	14.57%	485,683	13.36%
Total capital (to risk-weighted assets)	558,288	15.36%	514,279	14.15%
Tier 1 Leverage capital (to average assets)	529,692	12.98%	485,683	11.90%
Capital conservation buffer	267,518	7.36%	223,553	6.15%
(1)
For purposes of calculating Core capital, assets are based on adjusted total leverage assets.  In calculating Tier 1 risk-based capital and total risk-based capital, assets are based on total risk-weighted assets.

As the above table shows, as of June 30, 2019, the Company and Bank were considered “well capitalized” under FDIC guidelines.

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

An institution is classified as “undercapitalized” if:

•	its ratio of common equity tier 1 capital to risk-weighted assets is less than 4.5%; or
•	its total risk-based capital is less than 8%; or
•	its Tier 1 risk-based-capital is less than 6%; or
•	its leverage ratio is less than 4% .

An institution is classified as “significantly undercapitalized” if:

•	its ratio of common equity tier 1 capital to risk-weighted assets is less than 3.0%; or
•	its total risk-based capital is less than 6%;
•	its Tier 1 capital to risk-weighted assets is less than 4%; or
•	its leverage ratio is less than 3%.

An institution that has a tangible capital to total assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”

Index

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

The deposit insurance assessment rates are in addition to the assessments for payments on the bonds issued in the late 1980s by the Financing Corporation, or FICO, to recapitalize the now defunct Federal Savings and Loan Insurance Corporation.  The FICO payments will continue until the final FICO bonds mature in 2019.  Our expense for the assessment of deposit insurance and the FICO payments was $1.1 million and $1.2 million for the years ended June 30, 2019 and 2018, respectively.

The FDIC has authority to increase deposit insurance assessments.  A material increase in insurance assessments would likely have an adverse effect on the operating expenses and results of the Bank.

Index

Federal Home Loan Bank System. Oritani Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the FHLB of New York, Oritani Bank is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, 4.5% of its borrowings from the FHLB, or 0.2% of mortgage-related assets, whichever is greater. As of June 30, 2019, Oritani Bank was in compliance with this requirement.

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

Capital. Until recently, Savings and loan holding companies were not subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to depository institutions themselves.  The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act's directive as to savings and loan holding companies.  The consolidated regulatory capital requirements applied to savings and loan holding companies to the same extent as bank holding companies as of January 1, 2015.  As is the case with institutions themselves, the capital conservation buffer is being phased in between 2016 and 2019.

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

At June 30, 2019, our total federal pre-base year reserve was approximately $15.1 million.  However, under current law, pre-base year reserves remain subject to recapture should Oritani Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

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

Net Operating Loss Carryforward. A financial institution may carry back net operating losses (“NOL”) to the preceding two taxable years and forward to the succeeding 20 taxable years.  At June 30, 2019, Oritani Bank had no net operating loss carryforward for federal income tax purposes.  As a result of the Act, NOLs generated after December 31, 2017 can no longer be carried back but can be carried forward indefinitely.

State Taxation

New Jersey State Taxation. Oritani Financial Corp. and its subsidiaries file New Jersey Corporation Business income tax returns on a calendar year basis.  Generally, New Jersey income, which is calculated based on federal taxable income, subject to certain adjustments, is subject to New Jersey tax.  New Jersey corporate tax is imposed in an amount equal to the corporate business tax ("CBT") at 9% of taxable income or the minimum tax due per entity, whichever is greater.  However, if Oritani Investment Corp, a subsidiary of the Bank, meets certain requirements, it may be eligible to elect to be taxed as a New Jersey Investment Company, which would allow it to be taxed at a rate of 3.6%.  On July 1, 2018, the State of New Jersey enacted new legislation that imposes a temporary surtax of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021.  The legislation also requires combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019, changing New Jersey’s current status as a separate return state.  In addition, the legislation modifies the dividends-received deduction for tax years beginning after December 31, 2016 by reducing the amount of the exclusion from 100 percent to 95 percent for 80% or more owned subsidiaries.

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

The Company's New York state tax return for the tax years ended December 31, 2015 and 2016 was audited during fiscal year 2018.  The Company’s New Jersey, New York City, and Delaware returns are not currently under audit and have not been subject to an audit in the past five years.

Index
ITEM 1A.	RISK FACTORS

 If the Merger with Valley is not completed, we will have incurred significant expenses without realizing the expected benefits of the Merger and could be subject to additional risks.

Prior to completion of the Merger, we will incur or have incurred substantial expenses in connection with the completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed, we would have to recognize these expenses without receiving the merger consideration. In addition, if the Merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. The market price of our common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Merger will be consummated. We also could be subject to litigation related to any failure to complete the Merger or to proceedings commenced by Valley against us seeking damages or to compel us to perform our obligations under the Merger Agreement. These factors and similar risks could have an adverse effect on the results of operations, business and stock prices of the Company.

We will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees, customers, suppliers and vendors may have an adverse effect on our business, financial condition and results of operations. These uncertainties may impair our ability to retain and motivate key personnel pending the consummation of the Merger, as such, personnel may experience uncertainty about their future roles following the consummation of the Merger. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Valley our business could be harmed. Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with us to seek to change existing business relationships with us or fail to extend an existing relationship with us. In addition, competitors may target our existing customers by highlighting potential uncertainties and integration difficulties that may result from the Merger.

The termination fee and the restrictions on third party proposals set forth in the Merger Agreement may discourage others from trying to acquire us.

Until the completion of the Merger, with some exceptions, we are prohibited from soliciting, initiating, encouraging or participating in any discussion of any inquiries or proposals that may lead to an acquisition proposal, such as a merger or other business combination transaction, with any person other than Valley. In addition, we have agreed to pay to Valley in certain circumstances, including if we terminate the Merger Agreement to enter into a transaction with another party, a termination fee equal to $28 million and/or Valley’s reasonable out of pocket expenses up to $1.8 million. These provisions could discourage other companies from trying to acquire us even though those other companies might be willing to offer greater value to our stockholders than Valley has offered in the Merger. Similarly, such a competing company might propose a price lower than it might otherwise have been willing to offer because of the potential added expense of the termination fee that may become payable to Valley in certain circumstances under the Merger Agreement.

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

In response to improving economic conditions, the Federal Reserve Board’s Open Market Committee has slowly increased its federal funds rate target from a range of 0.00% - 0.25% that was in effect for several years to the current target range of 2.25% - 2.50% that was in effect at June 30, 2019. Given our liability sensitivity, our net interest rate spread and net interest margin are at risk of being reduced due to potential increases in our cost of funds that may outpace any increases in our yield on interest-earning assets.

Changes in interest rates also affect the current market value of our interest-earning securities portfolio.  Generally, the value of securities moves inversely with changes in interest rates.  At June 30, 2019 the fair value of our available for sale agency securities, mortgage-backed securities and corporate debt obligations totaled $32.8 million.  Unrealized net losses on these available for sale securities totaled approximately $286,000 at June 30, 2019 and are reported as a separate component of stockholders’ equity, net of taxes.  Decreases in the fair value of securities available for sale in future periods would have an adverse effect on stockholders’ equity.

The Company’s net interest income is particularly vulnerable to a scenario in which market interest rates “flatten.” This would occur if short term interest rates were approximately the same rate as long term interest rates. In such a scenario, interest income would likely decrease and interest expense would likely increase.

We evaluate interest rate sensitivity by estimating the change in Oritani Bank’s net portfolio value over a range of interest rate scenarios.  Net portfolio value is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.  At June 30, 2019, in the event of an immediate 200 basis point increase in interest rates, our financial model projects that we would experience a $87.1 million, or 14.33%, decrease in net portfolio value.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management of Market Risk.”

Our Continued Emphasis On Commercial Real Estate Lending Could Expose Us To Increased Lending Risks.

Our business strategy centers on continuing our emphasis on residential and non-residential commercial real estate lending.  We have grown our loan portfolio with respect to these types of loans and intend to continue to emphasize these types of lending.  At June 30, 2019, $3.25 billion, or 92.17%, of our total loan portfolio consisted of residential and non-residential commercial real estate loans.  As a result, our credit risk profile will be higher than traditional thrift institutions that have higher concentrations of one to four family residential loans.  Loans secured by residential and non-residential commercial real estate generally expose a lender to greater risk of non-payment and loss than one to four family residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the underlying property.  This risk increases during a negative economic cycle.  Additionally, such loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to one to four family residential mortgage loans.  Accordingly, an adverse development with respect to one loan or one credit relationship can expose us to greater risk of loss compared to an adverse development with respect to a one to four family residential mortgage loan.  We seek to minimize these risks through our underwriting policies, which require such loans to be qualified on the basis of the property’s collateral value, net income and debt service ratio; however, there is no assurance that our underwriting policies will protect us from credit-related losses.  Finally, if we foreclose on residential and non-residential commercial real estate loans, our holding period for the collateral typically is longer than one to four family residential mortgage loans because there are fewer potential purchasers of the collateral.

Index

Our business strategy of commercial real estate lending could be negatively impacted by regulatory guidance.  The FDIC has issued guidance that recommends that such loans should not exceed 300% of the bank’s capital unless enhanced risk management measures are in place.  The FDIC further detailed circumstances where such balances in excess of this guideline would be considered acceptable.  The component of the Bank’s commercial real estate loan portfolio impacted by the FDIC guidance as of June 30, 2019 represented 618.8% of the Bank’s capital at that date.  While the FDIC has not placed restrictions on the Bank’s commercial real estate lending, there can be no assurance that such restrictions will not be imposed in the future.

The largest commercial real estate loan in our portfolio at June 30, 2019 was a $31.9 million loan secured by multi-family and mixed-use buildings, located in Brooklyn, New York.  Our largest loan relationship is secured by multi-family buildings located mainly in our primary market area.  The aggregate outstanding loan balance for this relationship is $59.7 million at June 30, 2019.  As discussed in “Business of Oritani Financial Corp-Lending Activities”, we have been utilizing stricter underwriting for these types of loans, and curtailed our construction lending.

If the Bank Regulators Impose Limitations on Our Commercial Real Estate Lending Activities, Our Earnings Could Be Adversely Affected.
In 2006, the FDIC, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System (collectively, the “Agencies”) issued joint guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” (the “CRE Guidance”).  Although the CRE Guidance did not establish specific lending limits, it provides that a bank’s commercial real estate lending exposure may receive increased supervisory scrutiny where total non-owner occupied commercial real estate loans, including loans secured by apartment buildings, investor commercial real estate and construction and land loans, represent 300% or more of an institution’s total risk-based capital and the outstanding balance of the commercial real estate loan portfolio has increased by 50% or more during the preceding 36 months.  Our level of non-owner occupied commercial real estate equaled 618.83% of our total risk-based capital at June 30, 2019.  Including owner-occupied commercial real estate, our ratio of commercial real estate loans to total risk-based capital ratio would be 630.58% at June 30, 2019.
In December 2015, the Agencies released a new statement on prudent risk management for commercial real estate lending (the “2015 Statement”).  In the 2015 Statement, the Agencies express concerns about easing commercial real estate underwriting standards, direct financial institutions to maintain underwriting discipline and exercise risk management practices to identify, measure and monitor lending risks, and indicate that the Agencies will continue “to pay special attention” to commercial real estate lending activities and concentrations going forward.  If the FDIC were to impose restrictions on the amount of commercial real estate loans we can hold in our portfolio, or require higher capital ratios as a result of the level of commercial real estate loans we hold, our earnings could be adversely affected.
If Our Allowance for Loan Losses is Not Sufficient to Cover Actual Loan Losses, Our Earnings Will Decrease.

We make various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was 0.81% of total loans at June 30, 2019, material additions to our allowance could materially decrease our net income.

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

             Legislation in New Jersey adopted in July 2018 increased our state income tax liability and increased our overall tax expense. The legislation imposes a temporary surtax on corporations earning New Jersey allocated income in excess of $1 million of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and of 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. The surtax will be discontinued for our tax year beginning on July 2022. The new legislation also requires combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019, changing New Jersey's current status as a separate return state, and limits the deductibility of dividends received. These changes are not temporary.

Changes to LIBOR may adversely impact the value of, and the return on, our loans and investment securities which are indexed to LIBOR.

On July 27, 2017, the U.K Financial Conduct Authority, which regulates LIBOR, announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain loans and liabilities including our subordinated notes, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the values of the loans and liabilities, whose interest rates are tied to LIBOR.

Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and the return on our loans, and our investment securities.

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

We also rely on the integrity and security of a variety of third party processors, payment, clearing and settlement systems, as well as the various participants involved in these systems, many of which have no direct relationship with us. Failure by these participants or their systems to protect our customers’ transaction data may put us at risk for possible losses due to fraud or operational disruption.

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

In December 2017, Oritani Bank (the “Bank”), the wholly owned subsidiary of Oritani Financial Corp. (the “Company”), entered into an informal agreement (“Informal Agreement”) with the Federal Deposit Insurance Corporation (“FDIC”) and the New Jersey Department of Banking and Insurance (“NJDOBI”) with regard to Bank Secrecy Act (“BSA”) and Anti-Money Laundering (“AML”) compliance matters.  The Company has incurred expenses associated with the remediation of these matters. Such expenses totaled $1.5 million and $1.3 million  for the twelve months ended June 30, 2019 and 2018, respectively. These costs are included in other expenses. The Company believes significant progress has been made regarding the remediation of these matters and the majority of the associated costs have been expended and expensed.

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

Index

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

At June 30, 2019, the Company and the Bank conducted business from its corporate headquarters in Washington Township, New Jersey,  lending offices in New York City and Cherry Hill, New Jersey and 25 full service branch offices located in Bergen, Hudson, Essex and Passaic Counties, New Jersey.  The aggregate net book value of premises and equipment was $12.9 million at June 30, 2019.

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

Our shares of common stock are traded on the NASDAQ Global Market under the symbol “ORIT”. As of June 30, 2019, we have 1,699 stockholders of record (excluding the numbers of person or entities holding stock in street name through various brokerage firms), and 45,097,052 shares outstanding.

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

The sources of funds for the payment of a cash dividend are the retained proceeds from the sale of shares of common stock and earnings on those proceeds, interest and principal payments with respect to Oritani Financial Corp.’s loan to the Employee Stock Ownership Plan, and dividends from Oritani Bank.  For a discussion of the corporate and regulatory limitations applicable to the payment of dividends, see “Item 1. Business—Supervision and Regulation—Holding Company Regulation.”

Index

Stock Performance Graph

The following graph compares the cumulative total return on a hypothetical $100 investment made on June 30, 2014 in: (a) Oritani Financial Corp. stock, (b) the NASDAQ Bank Index, (c) the NASDAQ Composite Index, (d) the SNL US Thrift Index and (e) the KBW Bank Index.  The graph is calculated assuming that all dividends are reinvested during the relevant periods.  The graph shows how a $100 investment would increase or decrease in value over time based on dividends (stock or cash) and increases or decreases in the market price of the stock.

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

As of August 28, 2019, the Company has repurchased, under the repurchase plans approved since the second step transaction, 1,888,851 shares of its stock at an average price of $15.20 per share. With these purchases, the fourth repurchase plan has been completed.

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

	At June 30,
	2019	2018	2017	2016	2015
	(In thousands)
Selected Financial Condition Data:
Total assets	$4,070,516	$4,167,039	$4,137,684	$3,669,338	$3,353,065
Loans, net	3,491,322	3,540,903	3,566,703	3,131,957	2,756,212
Debt securities available for sale, at market value	32,752	43,126	97,930	141,850	258,963
Mortgage-backed securities held to maturity	332,215	335,374	239,631	168,107	107,990
Bank owned life insurance	100,872	98,438	95,946	93,327	90,609
Federal Home Loan Bank of New York stock, at cost	25,925	30,365	32,504	38,003	39,898
Accrued interest receivable	11,935	11,261	10,620	9,943	9,266
Investments in real estate joint ventures, net	—	—	—	4,307	6,658
Real estate held for investment	—	—	—	—	655
Deposits	2,923,244	2,915,128	2,856,478	2,260,003	1,962,737
Borrowings	521,555	596,372	642,059	781,623	796,372
Stockholders’ equity	529,147	559,346	559,223	535,200	517,670

Selected Operating Data:
Interest income	$155,755	$152,826	$$142,462	$$134,324	$$131,759
Interest expense	54,667	42,900	37,851	34,023	35,009
Net interest income	101,088	109,926	104,611	100,301	96,750
(Reversal)/provision for loan losses	(2,000)	—	—	—	200
Net interest income after provision for loan losses	103,088	109,926	104,611	100,301	96,550
Non-interest income	4,758	3,594	16,968	44,244	19,282
Non-interest expense	38,785	39,510	46,053	63,716	42,716
Income before income tax expense	69,061	74,010	75,526	80,829	73,116
Income tax expense	17,002	31,116	26,382	28,534	26,214
Net income	$52,059	$42,894	$49,144	$52,295	$46,902

Index

	At or For the Years Ended June 30,
	2019	2018	2017	2016	2015
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	1.27%	1.11%	1.24%	1.50%	1.44%
Return on equity (ratio of net income to average equity)	9.60%	8.16%	8.98%	9.91%	9.10%
Average interest rate spread (1)	2.41%	2.65%	2.66%	2.89%	2.97%
Net interest margin (2)	2.59%	2.79%	2.79%	3.04%	3.14%
Efficiency ratio (3)	36.64%	34.54%	37.82%	44.08%	36.81%
Non-interest expense to average total assets	0.95%	0.95%	1.16%	1.83%	1.31%
Average interest-earning assets to average interest-bearing liabilities	112.94%	113.01%	113.40%	114.96%	115.18%

Asset Quality Ratios:
Non-performing assets to total assets	0.26%	0.23%	0.25%	0.28%	0.50%
Non-performing loans to total loans	0.28%	0.22%	0.28%	0.31%	0.45%
Allowance for loan losses to total loans	0.81%	0.85%	0.84%	0.94%	1.10%

Capital Ratios:
Common equity Tier 1 capital (to risk-weighted assets)	14.57%	14.82%	15.02%	16.77%	17.79%
Total capital (to risk-weighted assets)	15.36%	15.64%	15.84%	17.69%	18.85%
Tier I capital (to risk-weighted assets)	14.57%	14.82%	15.02%	16.77%	17.79%
Tier I capital (to average assets)	12.98%	13.25%	13.51%	14.94%	15.67%

Other Data:
Number of full service offices	26	26	26	26	25
Full time equivalent employees	215	222	221	216	209

(1)	The average interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the period.

(2)	The net interest margin represents net interest income as a percent of average interest-earning assets for the period.

(3)	The efficiency ratio represents non-interest expense divided by the sum of net interest income before provision for loan losses and non-interest income.

Index

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Pending Business Combinations

On June 25, 2019, Valley National Bancorp (“Valley”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oritani Financial Corp. (“Oritani”), providing for the merger of Oritani with and into Valley, with Valley as the surviving entity (the “Merger”). Immediately following the Merger, Oritani Bank, a New Jersey state-chartered savings bank and wholly-owned subsidiary of Oritani, will merge with and into Valley National Bank, a national banking association and wholly-owned subsidiary of Valley, with Valley National Bank surviving the merger.

Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each share of common stock of Oritani will be converted into 1.60 shares of Valley common stock, subject to the payment of cash in lieu of fractional shares. Outstanding Oritani stock options will be converted into options to acquire Valley common stock with the conversion and exercise price to be adjusted to reflect the exchange ratio. Oritani restricted stock will vest and will be converted into the right to receive, at the effective time of the Merger, the same consideration as holders of Oritani common stock are receiving in the Merger. Kevin J. Lynch, director, Chief Executive Officer and President of Oritani, is expected to be appointed to serve as a director of Valley and Valley National Bank as of the effective time of the Merger.

The Merger Agreement contains representations, warranties, and covenants of Valley and Oritani, including, among others, a covenant that requires (i) each of Valley and Oritani to conduct its business in the ordinary course and consistent with past practice during the period between the execution of the Merger Agreement and consummation of the Merger and (ii) Oritani to not engage in certain kinds of transactions during such period (without the prior written consent of Valley). Oritani has also agreed, subject to certain exceptions generally related to the Board’s evaluation and exercise of its fiduciary duties, to not (i) solicit proposals relating to alternative business combinations or (ii) enter into discussions or negotiations or provide confidential information in connection with any proposals for alternative business combinations.

The Merger Agreement provides certain termination rights for both Valley and Oritani. In the event Valley’s volume-weighted average share price during the 10 trading day period ending on the trading date immediately preceding the date on which the last required approval of a governmental entity is obtained with respect to the Merger has decreased by more than 20% overall and by more than 20% relative to the KBW Nasdaq Regional Banking Index compared to Valley’s volume-weighted average share price during the 10 trading day period ending on the day immediately preceding date of the Merger Agreement, then Oritani may elect to terminate the Merger Agreement unless Valley increases the exchange ratio in accordance with the Agreement. The Merger Agreement further provides that upon termination of the Merger Agreement under certain circumstances Oritani will be obligated to pay Valley a termination fee of $28 million and/or Valley’s reasonable out of pocket expenses up to $1.8 million. If the Merger Agreement is terminated under other certain circumstances, Valley will be obligated to pay Oritani up to $1.8 million of Oritani’s reasonable out of pocket expenses.

Completion of the Merger is subject to various conditions, including (i) receipt of the requisite approval (a) of the Merger by stockholders of Oritani and (b) of the issuance of Valley common stock in the Merger by stockholders of Valley, (ii) receipt of regulatory approvals, (iii) the absence of any law or order prohibiting the closing, and (iv) effectiveness of the registration statement to be filed by Valley with respect to the capital stock to be issued in the Merger. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including the accuracy of the representations and warranties of the other party and compliance of the other party with its covenants in all material respects.

The Merger Agreement also contains representations and warranties that the parties have made to each other as of specific dates. Except for its status as a contractual document that establishes and governs the legal relations among the parties with respect to the Merger described therein, the Merger Agreement is not intended to be a source of factual, business or operational information about the parties. The representations and warranties contained in the Merger Agreement were made only for purposes of that agreement and as of specific dates, may be subject to a contractual standard of materiality different from what a stockholder might view as material, may have been used for purposes of allocating risk between the respective parties rather than establishing matters as facts, may have been qualified by certain disclosures not reflected in the Merger Agreement that were made to the other party in connection with the negotiation of the Merger Agreement and generally were solely for the benefit of the parties to that agreement.

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or to make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies.

Allowance for Loan Losses. The allowance for loan losses is established through provisions for loan losses charged to income based on management’s evaluation of the probable incurred losses inherent in its portfolio.  Such evaluation includes a review of all loans for which full collectability may not be reasonably assured and considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions and other matters which warrant consideration.

While management uses available information to identify and recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in the Company’s lending area.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.  See Note 5, "Allowance for Loan Losses" of the Notes to the Consolidated Financial Statements for additional information regarding the allowance for loan losses.

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

Comparison of Financial Condition at June 30, 2019 and June 30, 2018

Total Assets.  Total assets decreased $96.5 million to $4.07 billion at June 30, 2019, from $4.17 billion at June 30, 2018.  The primary contributor to the decreased asset level was the contraction in loan balances and other assets.

Cash and Cash Equivalents. Cash and cash equivalents (which include fed funds and short term investments) decreased $8.3 million to $26.5 million at June 30, 2019, from $34.8 million at June 30, 2018.

Net Loans. Loans, net decreased $49.6 million to $3.49 billion at June 30, 2019, from $3.54 billion at June 30, 2018. The average balance of the loan portfolio decreased $77.7 million for the year ended June 30, 2019, versus the comparable 2018 period. Over that same time frame, the yield on the portfolio increased 10 basis points. See “Comparison of Operating Results for the Periods Ended June 30, 2019 and 2018-Total Interest Income,” our origination volume is below historical levels and loan principal payments remained elevated in fiscal 2019.

Debt securities available for sale ("AFS").  Debt securities AFS decreased $10.4 million to $32.8 million at June 30, 2019, from $43.1 million at June 30, 2018.  The decrease is primarily due to principal payments.

Debt securities held to maturity ("HTM").  Debt securities HTM decreased $3.2 million to $332.2 million at June 30, 2019, from $335.4 million at June 30, 2018.  Purchases have been approximately equal to principal payments.

Federal Home Loan Bank of New York ("FHLB") stock.  FHLB stock decreased $4.4 million to $25.9 million at June 30, 2019, from $30.4 million at June 30, 2018.  FHLB stock holdings are required depending on several factors, including the level of borrowings with the FHLB.  As FHLB borrowings decreased over the period, excess FHLB stock was redeemed.

Other Assets.  Other assets decreased $27.2 million to $3.1 million at June 30, 2019, from $30.3 million at June 30, 2018.  The primary cause of the decrease was the decline in the fair market value of the Company’s interest rate swap portfolio.

Deposits.  Deposits increased $8.1 million to $2.92 billion at June 30, 2019, from $2.92 billion at June 30, 2018.  See “Comparison of Operating Results for the Periods Ended June 30, 2019 and 2018-Total Interest Expense,” for discussion regarding deposit balances. The Company’s loan to deposit ratio was 119.4% at June 30, 2019.

Borrowings.  Borrowings decreased $74.8 million to $521.6 million at June 30, 2019, from $596.4 million at June 30, 2018.  See “Comparison of Operating Results for the Periods Ended June 30, 2019 and 2018-Total Interest Expense,” for discussion regarding borrowing amounts.

Stockholders’ Equity.  Stockholders’ equity decreased $30.2 million to $529.1 million at June 30, 2019, from $559.3 million at June 30, 2018.  The decrease was primarily due to dividends and stock repurchases, partially offset by net income and the release of treasury shares in conjunction with stock option exercises.  There were no stock repurchases during the quarter ended June 30, 2019.  Based on our June 30, 2019 closing price of $17.74 per share, the Company stock was trading at 151.2% of book value.

Comparison of Operating Results for the Periods Ended June 30, 2019 and 2018
Net Income.  Net income increased $9.2 million to $52.1 million for the twelve months ended June 30, 2019, from $42.9 million for the corresponding 2018 period.  The most significant factor resulting in the increased income in the annual period is changes in income tax expense.  Results for the twelve months ended June 30, 2018 were impacted by the Tax Cuts and Jobs Act (the “Act”).  The Act required the Company to revalue its deferred tax assets and deferred tax liabilities to account for the future impact of lower corporate tax rates on these deferred amounts. The revaluation resulted in a one-time charge of $10.2 million.

Index

Total Interest Income.  The components of interest income for the years ended June 30, 2019 and 2018, changed as follows:

	Twelve Months Ended June 30,				Increase / (decrease)
	2019		2018			Average
	Income	Yield	Income	Yield	Income	Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$144,457	4.15%	$144,051	4.05%	$406	$(77,652)	0.10%
Equity securities	48	3.37%	43	2.81%	5	(105)	0.56%
Dividends on FHLB stock	1,817	6.79%	1,788	6.55%	29	(566)	0.24%
Interest on debt securities AFS	868	2.29%	1,461	2.13%	(593)	(30,761)	0.16%
Interest on debt securities HTM	8,189	2.41%	5,328	2.00%	2,861	72,102	0.41%
Interest on federal funds sold and short term investments	376	2.26%	155	1.34%	221	5,115	0.92%
Total interest income	$155,755	3.99%	$152,826	3.88%	$2,929	$(31,867)	0.11%

As discussed in recent public releases, the market to originate multifamily and commercial real estate loans has been exceptionally challenging in recent periods.  Proposed changes to rent regulations in New York and their potentially negative impact on rent regulated multifamily properties depressed sales volume in calendar 2019.  Such legislation was passed in June 2019 and contained many tenant friendly provisions.  Activity is likely to remain sluggish as the impact of the changes is fully digested by the markets.  In addition, the decreased external interest rate environment has lowered the market rates on new multifamily and commercial real estate loan originations.

Loan originations, purchases, sales and principal payments for the twelve months ended June 30, 2019 totaled $414.4 million, $138.5 million, $8.1 million and $599.0 million, respectively.  Loan originations, purchases and principal payments for the twelve months ended June 30, 2018 totaled $470.7 million, $69.2 million and $566.8 million, respectively.  There were no sales in the 2018 period.  Prepayment penalties totaled $4.6 million for the twelve months ended June 30, 2019 and $5.3 million for the twelve months ended June 30, 2018.  Prepayment penalties boosted annualized loan yield by 13 basis points in the 2019 period versus 15 basis points in the 2018 period.

Total Interest Expense. The components of interest expense for the years ended June 30, 2019 and 2018, changed as follows:

	Twelve Months Ended June 30,				Increase / (decrease)
	2019		2018			Average
	Expense	Cost	Expense	Cost	Expense	Balance	Cost
	(Dollars in thousands)
Savings deposits	$2,986	0.98%	$455	0.25%	$2,531	$121,059	0.73%
Money market	7,397	1.10%	9,038	1.10%	(1,641)	(149,906)	0.00%
Checking accounts	8,556	1.21%	4,955	0.66%	3,601	(44,554)	0.55%
Time deposits	22,699	1.84%	17,176	1.45%	5,523	52,936	0.39%
Total deposits	41,638	1.43%	31,624	1.08%	10,014	(20,465)	0.35%
Borrowings	13,029	2.42%	11,276	2.08%	1,753	(5,810)	0.34%
Total interest expense	$54,667	1.58%	$42,900	1.23%	$11,767	$(26,275)	0.35%
As discussed in recent public releases, deposit growth has been difficult to attain in the current environment.  The Company has increased the rate of interest offered on various deposit products in order to maintain balances.  Recently, the Company offered new, high-rate, money market and savings products to attract deposits.  The Company has been largely successful in minimizing the outflow of deposits however, sizeable growth was not obtained. The increase in deposit cost is due to the increased interest rates offered on various deposit products and customer migration toward products with a greater return. Subsequent to June 30, 2019, the rates on many of our premium rate programs were reduced.
The average balance of borrowings decreased $5.8 million for the twelve months ended June 30, 2019 versus the comparable 2018 period, while the cost increased 34 basis points. The increase in the average balance of deposits allowed the Company to reduce borrowings. The cost of borrowings has been impacted by the overall increase in interest rates, particularly overnight and short term borrowings, and the maturities of lower cost borrowings.

Index

Net Interest Income Before Provision for Loan Losses.  Net interest income decreased by $8.8 million to $101.1 million for the twelve months ended June 30, 2019, from $109.9 million for the twelve months ended June 30, 2018.

	Net Interest Income Before	Prepayment Penalty	Net Interest Income Before Provision, Excluding Prepayment	Including Prepayment Penalties		Excluding Prepayment Penalties
Quarter Ended	Provision	Income	Penalties	Spread	Margin	Spread	Margin
	(Dollars in thousands)
June 30, 2019	$24,657	$1,444	$23,213	2.32%	2.53%	2.17%	2.38%
March 31, 2019	24,109	275	23,834	2.29	2.48	2.26	2.45
December 31, 2018	26,027	1,727	24,300	2.51	2.68	2.33	2.51
September 30, 2018	26,295	1,154	25,141	2.51	2.67	2.40	2.55
June 30, 2018	27,721	1,836	25,885	2.65	2.81	2.47	2.63

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

The Company’s spread and margin have been under pressure due to several factors, including an inverted treasury yield curve, modifications of loans within the existing loan portfolio, prepayments of higher yielding loans and investments, and increased funding costs. While spread and margin have been under pressure for an extended period, the competitive market for deposits increased substantially in fiscal 2019. Although the Company has realized increases in both the cost of funds and the yield on interest earning assets, the increase in cost of funds has outpaced the increase in yield on assets.  The cost increase incurred in the most recent fiscal year end is largely due to competition.  The Company offered several high rate deposit products in order to retain deposit accounts and attain growth.  While these products were successful in maintaining balances, significant growth was not realized and the cost of funds increased.  Subsequent to June 30, 2019, the Company reduced the interest rate paid on these products though the reduced rate is still higher than the Company’s cost of deposits.  The Company did realize growth in higher cost certificates of deposits.  The rates associated with these products were also reduced subsequent to June 30, 2019.  In addition, several lower cost borrowings and interest rate swaps matured during the quarter ended June 30, 2019.

The Company’s net interest income and net interest rate spread were both negatively impacted in most periods due to the reversal of accrued interest income on loans delinquent more than 90 days.  The total of such income reversed was  $340,000 and $198,000 for the twelve months ended June 30, 2019 and 2018, respectively.

Index

Provision for Loan Losses.  The Company recorded a reversal of provision for loan losses of $2.0 million for the twelve months ended June 30, 2019. The Company reported no provision for loan losses for the twelve months ended June 30, 2018. A rollforward of the allowance for loan losses for the years ended June 30, 2019 and 2018 is presented below.

	Twelve months ended
	June 30,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$30,562	$30,272
Provisions charged to operations	(2,000)	—
Recoveries of loans previously charged off	99	407
Loans charged off	(65)	(117)
Balance at end of period	$28,596	$30,562

Allowance for loan losses to total loans	0.81%	0.85%
Net charge-offs to average loans outstanding	0.00%	(0.01%)

Delinquency and non performing asset information is provided below:
	6/30/2019	6/30/2018	6/30/2017

Delinquency Totals
30 - 59 days past due*	$3,146	$5,253	$1,374
60 - 89 days past due*	641	171	1,571
Nonaccrual	10,053	7,877	10,223
Total	$13,840	$13,301	$13,168

Non Performing Asset Totals
Nonaccrual loans, per above	$10,053	$7,877	$10,223
Real Estate Owned	557	1,564	140
Total	$10,610	$9,441	$10,363

Nonaccrual loans to total loans	0.28%	0.22%	0.28%
Delinquent loans to total loans	0.39%	0.37%	0.37%
Non performing assets to total assets	0.26%	0.23%	0.25%
*Excludes non-accrual loans less than 90 days past due as they are included in the non-accrual total.

The $2.0 million reversal of provision for loan losses recorded for the twelve month period ended June 30, 2019 was due primarily to loan portfolio contraction and reduced qualitative factors within the allowance calculation as determined as part of our quarterly reassessment.  Overall, non-performing asset totals and charge-offs continue to illustrate minimal credit issues at the Company.

Index

Non-Interest Income.  Non-interest income increased $1.2 million to $4.8 million for the twelve months ended June 30, 2019 from $3.6 million for the twelve months ended June 30, 2018.  The increase is primarily due to a gain of $855,000 on the sale of a foreclosed property as well as the increase in fees and service charges, largely due to an increase in collected late fees. In addition, results for the 2018 period were reduced by a loss of $324,000 on the sale of certain AFS investment securities.  There were no sales of securities in the 2019 period.  These increases were partially offset by a $208,000 decrease in fair value of equity securities held by the Company that occurred in the 2019 period.
Non-Interest Expenses.  Non-interest expenses decreased $725,000 to $38.8 million for the twelve months ended June 30, 2019, from $39.5 million for the twelve months ended June 30, 2018.    Compensation, payroll taxes and fringe benefits decreased $1.4 million to $23.7 million for the twelve months ended June 30, 2019, from $25.1 million for the twelve months ended June 30, 2018.  The decrease was primarily due to decreased costs associated with the ESOP as well as a non-qualified ESOP companion plan.  A reduction in bonus costs also contributed to the decrease.  Other expenses increased $844,000 to $8.3 million for the twelve months ended June 30, 2019, from $7.4 million for the twelve months ended June 30, 2018.   The increase is primarily due to an additional pension contribution that was expensed in fiscal 2019.  Professional fees associated with the remediation of compliance matters also contributed to the increase.  Such fees totaled $1.5 million for the 2019 period versus $1.3 million for the 2018 period.  These increases were partially offset by problem loan expense recoveries.

Income Tax Expense.  Income tax expense for the twelve months ended June 30, 2019, was $17.0 million on pre-tax income of $69.1 million, resulting in an effective tax rate of 24.6%.   This effective rate is lower than prior fiscal years primarily as a result of the Act.  The expense for the twelve month period ending June 30, 2019, was positively affected by tax strategies regarding state tax liabilities, a refund of an item that was expensed in a prior period and the exercise of nonqualified stock options.  The twelve month period ending June 30, 2019 was negatively impacted by New Jersey tax legislation enacted on July 1, 2018.  The legislation required, among other consequences, a revaluation of our deferred tax assets/liabilities based on the rates at which they are expected to reverse in the future.  The revaluation of the Company's deferred tax balances resulted in a one-time non-cash charge of $477,000 which is included in income tax expense for the period.  Income tax expense for the twelve month period ended June 30, 2018 was $31.1 million.  Income tax expense for the twelve month period ended June 30, 2018 was significantly impacted by the Act, as previously discussed in “Comparison of Operating Results for the periods ended June 30, 2019 and 2018, Net Income.”

Index

Comparison of Operating Results for the Periods Ended June 30, 2018 and 2017

A comparison of our operating results for the periods ended June 30, 2018 and June 30, 2017 can be found in our Annual Report on Form 10-K for the year ended June 30, 2018, filed with the SEC on August 29, 2018.

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

	For the Years Ended June 30,
	2019			2018			2017
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$3,480,940	$144,457	4.15%	$3,558,592	$144,051	4.05%	$3,357,187	$133,967	3.99%
Equity securities	1,424	48	3.37%	1,529	43	2.81%	1,508	35	2.32%
Debt securities available for sale	37,839	868	2.29%	68,600	1,461	2.13%	168,899	3,119	1.85%
Debt securities held to maturity	339,136	8,189	2.41%	267,034	5,328	2.00%	188,576	3,500	1.86%
Federal Home Loan Bank Stock	26,747	1,817	6.79%	27,313	1,788	6.55%	35,334	1,834	5.19%
Federal funds sold and short term investments	16,672	376	2.26%	11,557	155	1.34%	957	7	0.73%
Total interest-earning assets	3,902,758	155,755	3.99%	3,934,625	152,826	3.88%	3,752,461	142,462	3.80%
Non-interest-earning assets	193,798			203,782			196,441
Total assets	$4,096,556			$4,138,407			$3,948,902
Interest-bearing liabilities:
Savings deposits	$304,115	2,986	0.98%	$183,056	455	0.25%	$172,053	391	0.23%
Money market	671,079	7,397	1.10%	820,985	9,038	1.10%	739,750	7,742	1.05%
Checking accounts	707,876	8,556	1.21%	752,430	4,955	0.66%	660,944	3,015	0.46%
Time deposits	1,234,954	22,699	1.84%	1,182,018	17,176	1.45%	1,016,711	13,523	1.33%
Total deposits	2,918,024	41,638	1.43%	2,938,489	31,624	1.08%	2,589,458	24,671	0.95%
Borrowings	537,480	13,029	2.42%	543,290	11,276	2.08%	719,647	13,180	1.83%
Total interest-bearing liabilities	3,455,504	54,667	1.58%	3,481,779	42,900	1.23%	3,309,105	37,851	1.14%
Non-interest-bearing liabilities	98,748			95,815			92,447
Total liabilities	3,554,252			3,577,594			3,401,552
Stockholders’ equity	542,304			560,813			547,350
Total liabilities and stockholders’ equity	$4,096,556			$4,138,407			$3,948,902
Net interest income		$101,088			$109,926			$104,611
Net interest rate spread (2)			2.41%			2.65%			2.66%
Net interest-earning assets (3)	$447,254			$452,846			$443,356
Net interest margin (4)			2.59%			2.79%			2.79%
Ratio of interest-earning assets to interest-bearing liabilities			112.94%			113.01%			113.40%

(1)	Includes nonaccrual loans.
(2)	Net interest rate spread represents the difference between the weighted-average yield on interest-earning assets and the weighted- average cost of interest-bearing liabilities for the period.
(3)	Net interest-earning assets represents total interest-earning assets less interest-bearing liabilities.
(4)	Net interest margin represents net interest income as a percent of average interest-earning assets for the period.

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

	Years Ended June 30,			Years Ended June 30,
	2019 vs 2018			2018 vs 2017
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)	Volume	Rate	Total Increase (Decrease)
	(In thousands)
Interest-earning assets:
Loans, net	$(3,143)	$3,549	$406	$8,037	$2,047	$10,084
Equity securities	(3)	8	5	1	7	8
Debt securities available for sale	(655)	62	(593)	(1,857)	199	(1,658)
Debt securities held to maturity	1,439	1,422	2,861	1,456	372	1,828
Federal Home Loan Bank Stock	(37)	66	29	(416)	370	(46)
Federal Funds sold and short term investments	69	152	221	78	70	148
Total interest-earning assets	(2,331)	5,260	2,929	$7,299	$3,065	$10,364
Interest-bearing liabilities:
Savings accounts	301	2,230	2,531	25	39	64
Money market	(1,650)	9	(1,641)	850	446	1,296
Checking accounts	(293)	3,894	3,601	417	1,523	1,940
Time deposits	769	4,754	5,523	2,199	1,454	3,653
Total deposits	(874)	10,888	10,014	3,491	3,462	6,953
Borrowings	(121)	1,874	1,753	(3,230)	1,326	(1,904)
Total interest-bearing liabilities	(994)	12,761	11,767	261	4,788	5,049
Change in net interest income	$(1,337)	$(7,501)	$(8,838)	$7,038	$(1,723)	$5,315

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

Loan Portfolio by Reprice/Maturity Date
At June 30, 2019
(Dollars in thousands)
		Weighted	% of Total	Cumulative
Repricing or Maturing Within:	Amount	Avg. Rate	Loans	Percent
Less than 1 year	$898,443	3.77%	25.47%	25.47%
1 - 3 years	1,035,551	3.71%	29.34%	54.81%
3 - 5 years	982,645	4.20%	27.84%	82.65%
5 -7 years	136,012	4.31%	3.85%	86.50%
7 - 10 years	155,108	4.74%	4.40%	90.90%
Greater than 10 years	321,307	4.38%	9.10%	100.00%
	$3,529,066	3.99%	100.00%

As of June 30, 2019, 82.65% of the portfolio mature or reprice in five years or less.

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

The table below sets forth, as of June 30, 2019, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

				NPV as a Percentage of Present Value of Assets (3)
Change in Interest	Estimated	Estimated Increase (Decrease) in NPV			Increase (Decrease)
Rates (basis points) (1)	NPV (2)	Amount	Percent	NPV Ratio (4)	(basis points)
	(Dollars in thousands)
200	$421,866	$($68,685)	(14.00)%	10.93%	(131)
100	462,059	$(28,492)	(5.81)%	11.73%	(51)
0	490,551	—	0.00%	12.24%	—
-100	512,079	$21,528	4.39%	12.55%	31
-200	538,694	$48,143	9.81%	12.95%	71

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at June 30, 2019 in the event of a 200 basis point decrease in interest rates, we would experience a 9.8% increase in net portfolio value.  In the event of 200 and 100 basis point increases in interest rates, we would experience a 14.0% decrease and a 5.8% decrease in net portfolio value, respectively.  These changes in net portfolio value are within the limitations established in our asset and liability management policies.  This data does not reflect any future actions we may take in response to changes in interest rates, such as changing the mix of our assets and liabilities, which could change the results of the NPV and net interest income calculations.

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

Our most liquid assets are cash and cash equivalents. The levels of these assets are dependent on our operating, financing, lending and investing activities during any given period.  At June 30, 2019 and 2018, cash and cash equivalents totaled $26.5 million and $34.8 million, respectively.  Securities classified as available for sale, which provide additional sources of liquidity, totaled $32.8 million and $43.1 million at June 30, 2019 and 2018, respectively. A substantial majority of the investment portfolio, including securities available for sale, can be pledged to facilitate liquidity through a borrowing.

Our cash flows are derived from operating activities, investing activities and financing activities as reported in our Consolidated Statements of Cash Flows included in our Consolidated Financial Statements.

At June 30, 2019, we had $92.2 million in loan commitments outstanding.  In addition to commitments to originate loans, we had $17.2 million in unused lines of credit to borrowers.  Time deposits due within one year of June 30, 2019 totaled $849.8 million, or 29.07% of total deposits. . If these deposits do not remain with us, we will be required to seek other sources of funds, including other time deposits and FHLB advances.  Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the time deposits.  We believe, however, based on past experience, that a significant portion of our time deposits will remain with us.  We have the ability to attract and retain deposits by adjusting the interest rates offered.

Our primary investing activity currently is the origination of loans and the purchase of loans and securities. During the year ended June 30, 2019, loan originations and purchases totaled $414.4 million and $138.5 million, respectively.  During the year ended June 30, 2018, loan originations and purchases totaled $470.7 million and $69.2 million, respectively.  Security purchases during the years ended June 30, 2019 and 2018 totaled $68.1 million and $145.0 million, respectively.

Financing activities consist primarily of activity in deposit accounts and FHLB advances.  We experienced a net increase in total deposits of $8.1 million and $58.7 million for the fiscal years ended June 30, 2019 and 2018, respectively.  Deposit flows are affected by the overall level of interest rates, the interest rates and products offered by us and our local competitors and other factors.

Index

Liquidity management is both a daily and long-term function of business management.  If we require funds beyond our ability to generate them internally, borrowing agreements exist with the FHLB of New York, which provide an additional source of funds.  Borrowings reflected a net decrease of $74.8 million and $45.7 million during the fiscal years ended June 30, 2019 and 2018, respectively.  FHLB advances have primarily been used to fund loan demand and provide longer-term sources of funding.  At June 30, 2019, the Company had additional borrowing capacity of $1,007.1 million with the FHLB.

Oritani Bank is subject to various regulatory capital requirements, including a risk-based capital measure.  The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning balance sheet assets and off-balance sheet items to broad risk categories.  At June 30, 2019, Oritani Bank exceeded all regulatory capital requirements.  Oritani Bank is considered “well capitalized” under regulatory guidelines.  See “Item 1. Business—Supervision and Regulation—Federal Banking Regulation—Capital Requirements” and Note 17 of the Notes to the Consolidated Financial Statements.

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

The Company’s primary use of funds has been dividends to shareholders and repurchases of common stock.  The declarations of such dividends are at the discretion of the Company and the dividend amount could be reduced or eliminated if the payment of a dividend to shareholders would result in a liquidity concern.  The Company had previously secured external financing, a source of funds independent of the Bank.  At June 30, 2017, the Company had  $12.5 million in borrowings outstanding from another financial institution.  June 30, 2019 and 2018, the Company, on an unconsolidated basis, had cash and cash equivalents of $24.2 million and $56.6 million, respectively.

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

The following table summarizes our significant fixed and determinable contractual obligations and other funding needs by payment date at June 30, 2019. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

	Payments Due by Period
Contractual Obligations	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(In thousands)
Federal Home Loan Bank advances	$148,217	$232,549	$111,803	$28,986	$521,555
Operating leases	759	758	186	-	1,703
Total	$148,976	$233,307	$111,989	$28,986	$523,258
Commitments to extend credit	$92,203	$—	$—	$—	$92,203
Unadvanced construction loans	$7,457	$—	$—	$—	$7,457
Unused lines of credit	$17,155	$—	$—	$—	$17,155

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

For information regarding market risk, see “Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operation – Management of Market Risk.”

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

Oritani Financial Corp.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013).  Based on our assessment we believe that, as of June 30, 2019, the Company’s internal control over financial reporting is effective based on those criteria.

Oritani Financial Corp.’s independent registered public accounting firm that audited the consolidated financial statements has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2019. This report appears on page 55.

Index

ITEM 9B.	OTHER INFORMATION

Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS and CORPORATE GOVERNANCE

Information regarding director nominees, incumbent directors, executive officers, the Audit Committee of the board of directors, Audit Committee financial experts and procedures by which stockholders may recommend director nominees required by this item will be included in an amendment to this form 10-K to be filed with the Securities and Exchange Commission on or before October 28, 2019.

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

The information required by this item will be included in an amendment to this form 10-K to be filed with the Securities and Exchange Commission on or before October 28, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management will be included in an amendment to this form 10-K to be filed with the Securities and Exchange Commission on or before October 28, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans

Set forth below is information as of June 30, 2019 regarding equity compensation plans categorized by those plans that have been approved by stockholders and those plans that have not been approved by stockholders.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options (1)	Weighted Average Exercise Price (2)	Number of Securities Remaining Available for Issuance Under Plan (3)
Equity compensation plans approved by stockholders	2,222,691	$$12.16	253,407
Equity compensation plans not approved by stockholders	—	—	—
	2,222,691	$$12.16	253,407

(1)	Consists of outstanding stock options to purchase 2,222,691 shares of common stock granted under the Company's stock-base compensation plans.

(2)
The weighted average exercise price reflects the exercise price of $11.95 per share for 2,093,357 stock options granted in 2011; an exercise price of $14.55 per share for 13,334 stock options granted in 2012, an exercise price of $16.19 per share for 26,000 stock options granted in 2013, $15.65 per share for 20,000 stock options granted in 2016, and  we issued 70,000 options at an exercise price of  $14.50  per share in 2018 under the Company's stock-based compensation plans.

(3)	Represents the number of available shares that may be granted as stock options and stock awards under the Company's stock-based compensation plans.

Index

ITEM 13.	CERTAIN RELATIONSHIPS, AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in an amendment  to this form 10-K to be filed with the Securities and Exchange Commission on or before October 28, 2019.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item  will be included in an amendment  to this form 10-K to be filed with the Securities and Exchange Commission on or before October 28, 2019.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following documents are filed as part of this Form 10-K.
(A)	Report of Independent Registered Public Accounting Firm
(B)	Consolidated Balance Sheets—at June 30, 2019 and 2018
(C)	Consolidated Statements of Income—Years ended June 30, 2019, 2018 and 2017
(D)	Consolidated Statements of Comprehensive Income—Years ended June 30, 2019, 2018 and 2017
(E)	Consolidated Statements of Stockholders’ Equity—Years ended June 30, 2019, 2018 and 2017
(F)	Consolidated Statements of Cash Flows—Years ended June June 30, 2019, 2018 and 2017
(G)	Notes to Consolidated Financial Statements.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of
Oritani Financial Corp.
Township of Washington, New Jersey

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Oritani Financial Corp. (the "Company") as of June 30, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the years in the three-year period ended June 30, 2019, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended June 30, 2019 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Index

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses

As described in Notes 1 and 5 to the consolidated financial statements, the Company’s consolidated allowance for loan losses balance was $28,596,000 at June 30, 2019, which consists of two components: specific and general allocations.  The allowance for loan losses is the estimated amount considered necessary to cover probable and reasonably estimable incurred credit losses inherent in the loan portfolio at the balance sheet date.  The calculation of the allowance for loan losses involves significant estimates and subjective assumptions, which require a high degree of judgment relating to the Company’s loan portfolio, operations, and operating environment and how those items impact probable incurred losses inherent within the loan portfolio.  Changes in these assumptions could have a material effect on the Company’s financial results.

Index
The Company’s general allocation for “pass” classification loans includes reserve factors for historical  charge-offs and qualitative general reserve factors.  The component for qualitative general reserve factors involves an evaluation of items including: lending policy and procedures, economic and business conditions, nature and volume of portfolio, lending staff, volume and severity of delinquent loans, loan review system, collateral values, and concentrations of credit. The evaluation of these items results in qualitative general reserve factors, which contribute significantly to the general allocation component of the estimate of the allowance for loan losses.  We identified the estimate of the aggregate effect of the qualitative general reserve factors on the allowance for loan losses as a critical audit matter as it involved especially subjective auditor judgment.  Auditing management’s determination of qualitative general reserve factors involved especially subjective auditor judgment because management’s estimate relies on a qualitative analysis to determine the quantitative impact the items have on the allowance.  Management’s analysis of these items requires significant judgment.

The primary procedures we performed to address this critical audit matter included:
Testing the effectiveness of controls over the evaluation of the items used to estimate the qualitative general reserve factors, including controls addressing
o	The data used as the basis for the adjustments relating to qualitative general reserve factors
o	Management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of qualitative general reserve factors and the resulting allocation to the allowance
Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the qualitative general reserve factors which included:
o	Evaluation of the data used as a basis for the adjustments relating to qualitative general reserve factors
o
Evaluation of the reasonableness of management’s judgments related to the qualitative and quantitative assessment of the data used in the determination of qualitative general reserve factors and the resulting allocation to the allowance.

o	Analytically evaluating the general allocation component year over year and testing for reasonableness

Crowe LLP

We have served as the Company’s auditor since 2016.

Livingston, New Jersey
August 28, 2019

Index

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands, except share data)

	June 30,
Assets	2019	2018
Cash on hand and in banks	$19,145	$23,613
Federal funds sold and short term investments	7,366	11,235
Cash and cash equivalents	26,511	34,848
Loans, net	3,491,322	3,540,903
Equity securities	1,358	1,566
Debt securities available for sale, at fair value	32,752	43,126
Debt securities held to maturity, fair value of $334,179 and $326,511, respectively.	332,215	335,374
Bank Owned Life Insurance (at cash surrender value)	100,872	98,438
Federal Home Loan Bank of New York ("FHLB") stock, at cost	25,925	30,365
Accrued interest receivable	11,935	11,261
Real estate owned	557	1,564
Office properties and equipment, net	12,904	13,455
Deferred tax assets, net	31,045	25,864
Other assets	3,120	30,275
Total Assets	$4,070,516	$4,167,039

Liabilities
Deposits	$2,923,244	$2,915,128
Borrowings	521,555	596,372
Advance payments by borrowers for taxes and insurance	24,607	24,169
Other liabilities	71,963	72,024
Total liabilities	3,541,369	3,607,693

Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 45,097,052 shares outstanding at June 30, 2019 and 46,616,646 shares outstanding at June 30, 2018	562	562
Additional paid-in capital	515,491	514,002
Restricted Stock Awards	(216)	(176)
Treasury stock, at cost; 11,148,013 shares at June 30, 2019 and 9,628,419 shares at June 30, 2018	(153,091)	(129,433)
Unallocated common stock held by the employee stock ownership plan	(15,085)	(16,631)
Retained income	182,032	179,799
Accumulated other comprehensive income, net of tax	(546)	11,223
Total stockholders’ equity	529,147	559,346
Total Liabilities and Stockholders’ Equity	$4,070,516	$4,167,039

See accompanying notes to consolidated financial statements.

Index

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Income
Years ended June 30, 2019, 2018 and 2017

	Years ended June 30,
	2019	2018	2017
	(Dollars in thousands, except per share data)
Interest income:
Interest on mortgage loans	$144,457	$144,051	$133,967
Dividends on equity securities	48	43	35
Interest on debt securities available for sale	868	1,461	3,119
Interest on debt securities held to maturity	8,189	5,328	3,500
Dividends on FHLB stock	1,817	1,788	1,834
Interest on federal funds sold and short term investments	376	155	7
Total interest income	155,755	152,826	142,462
Interest expense:
Deposits (note 10)	41,638	31,624	24,671
Borrowings (note 12)	13,029	11,276	13,180
Total interest expense	54,667	42,900	37,851
Net interest income before provision for loan losses	101,088	109,926	104,611
Reversal of provision for loan losses (note 5)	(2,000)	—	—
Net interest income after provision for loan losses	103,088	109,926	104,611
Non-interest income:
Fees and service charges	1,655	1,410	1,208
Bank Owned Life Insurance income	2,434	2,492	2,618
Change in fair value of equity securities	(208)	—	—
Net loss on sale of debt securities available for sale	—	(324)	(826)
Net gain on sale of assets and loans	—	—	20,856
Net gain/(losses) on sale of OREO	855	(2)	—
Net income from investments in real estate joint ventures	—	—	769
Derivatives termination cost, net	—	—	(7,670)
Other income	22	18	13
Total non-interest income	4,758	3,594	16,968
Non-interest expense:
Compensation, payroll taxes and fringe benefits (notes 14 and 15)	23,678	25,082	27,140
Advertising	570	571	502
Office occupancy and equipment expense (notes 9 and 16)	3,049	3,195	3,178
Data processing service fees	2,086	2,029	2,213
Federal insurance premiums	1,125	1,200	1,350
FHLBNY prepayment penalties	—	—	5,169
Other expenses	8,277	7,433	6,501
Total non-interest expense	38,785	39,510	46,053

Income before income tax expense	69,061	74,010	75,526
Income tax expense (note 11)	17,002	31,116	26,382
Net income	$52,059	$42,894	$49,144
Basic income per common share	$1.19	$0.97	$1.14
Diluted income per common share	$1.18	$0.95	$1.10

 See accompanying notes to consolidated financial statements.

Index

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
Years ended June 30, 2019, 2018 and 2017
(In thousands)

	Years ended June 30,
	2019	2018	2017
Net of tax:
Net income	$52,059	$42,894	$49,144
Other comprehensive income, net of tax:
Change in unrealized holding gain (loss) on securities available for sale	582	(745)	(1,593)
Reclassification adjustment for security losses included in net income	—	184	502
Change in unrealized (loss) gain on interest rate swaps	(11,719)	6,796	8,981
Reclassification adjustment for derivative losses included in net income	—	—	4,614
Amortization related to post-retirement obligations	26	21	246
Change in funded status of retirement obligations	—	347	842
Total other comprehensive (loss) income	(11,111)	6,603	13,592
Total comprehensive income	$40,948	$49,497	$62,736

See accompanying notes to consolidated financial statements.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity, continued
Years ended June 30, 2019, 2018 and 2017
(Dollars in thousands)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Un- allocated common stock held by ESOP	Retained income	Accumu- lated other compre- hensive income (loss), net of tax	Total stock- holders’ equity
Balance at June 30, 2016	45,247,420	$562	$513,177	$(4,242)	$(146,173)	$(20,481)	$202,429	$(10,072)	$535,200
Net income	—	—	—	—	—	—	49,144	—	49,144
Other comprehensive income, net of tax	—	—	—	—	—	—	—	13,592	13,592
Cash dividend declared ($1.20 per share)	—	—	—	—	—	—	(51,850)	—	(51,850)
Purchase of treasury stock	(98,655)	—	—	—	(1,574)	—	—	—	(1,574)
Issuance of restricted stock awards	10,000	—	—	(133)	133	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	1,004	—	—	—	—	—	1,004
ESOP shares allocated or committed to be released	—	—	2,066	—	—	2,074	—	—	4,140
Exercise of stock options	833,601	—	—	—	11,097	—	(1,530)	—	9,567
Vesting of restricted stock awards	—	—	(3,910)	3,917	—	—	(7)	—	—
Balance at June 30, 2017	45,992,366	$562	$512,337	$(458)	$(136,517)	$(18,407)	$198,186	$3,520	$559,223
Net income	—	—	—	—	—	—	42,894	—	42,894
Other comprehensive income, net of tax	—	—	—	—	—	—	—	6,603	6,603
Cash dividend declared ($1.30 per share)	—	—	—	—	—	—	(57,353)	—	(57,353)
Purchase of treasury stock	(492,458)	—	—	—	(7,834)	—	—	—	(7,834)
Compensation cost for stock options and restricted stock	—	—	178	—	—	—	—	—	178
ESOP shares allocated or committed to be released	—	—	1,728	—	—	1,776	—	—	3,504
Exercise of stock options	1,123,738	—	—	—	15,005	—	(2,874)	—	12,131
Vesting of restricted stock awards	—	—	(241)	195	—	—	46	—	—
Forfeiture of restricted stock awards	(7,000)	—	—	87	(87)	—	—	—	—
Reclassification related to adoption of ASU 2018-02		—	—	—	—	—	(1,100)	1,100	—
Balance at June 30, 2018	46,616,646	$562	$514,002	$(176)	$(129,433)	$(16,631)	$179,799	$11,223	$559,346

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity
Years ended June 30, 2019, 2018 and 2017
(Dollars in thousands)

	Shares Outstanding	Common stock	Additional paid-in capital	Restricted Stock Awards	Treasury stock	Un- allocated common stock held by ESOP	Retained income	Accumu- lated other compre- hensive income (loss), net of tax	Total stock- holders’ equity
Balance at June 30, 2018	46,616,646	$562	$514,002	$(176)	$(129,433)	$(16,631)	$179,799	$11,223	$559,346
Net income	—	—	—	—	—	—	52,059	—	52,059
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(11,111)	(11,111)
Cash dividend declared ($1.15 per share)	—	—	—	—	—	—	(49,994)	—	(49,994)
Purchase of treasury stock	(1,890,767)	—	—	—	(28,747)	—	—	—	(28,747)
Issuance of restricted stock awards	10,000	—	—	(134)	134	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	149	—	—	—	—	—	149
ESOP shares allocated or committed to be released	—	—	1,457	—	—	1,546	—	—	3,003
Exercise of stock options	361,173	—	—	—	4,955	—	(513)	—	4,442
Vesting of restricted stock awards	—	—	(117)	94	—	—	23	—	—
Reclassification due to the adoption of ASU No. 2016-01	—	—	—	—	—	—	658	(658)	—
Balance at June 30, 2019	45,097,052	$562	$515,491	$(216)	$(153,091)	$(15,085)	$182,032	$(546)	$529,147

See accompanying notes to consolidated financial statements.

Index

ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended June 30, 2019, 2018 and 2017

	Years ended June 30,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$52,059	$42,894	$49,144
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	3,152	3,682	5,144
Tax benefit from stock-based compensation	261	1,122	1,430
Depreciation of premises and equipment	735	810	864
Net amortization and accretion of premiums and discounts on securities	1,143	1,170	1,322
Reversal of provision for losses on loans	(2,000)	—	—
Amortization and accretion of deferred loan fees, net	(2,542)	(2,692)	(2,262)
(Increase) decrease in deferred taxes	(1,403)	8,763	(982)
Loss on sale of debt securities available for sale	—	324	826
Fair value adjustment for equity securities	208	—	—
Gain on sale of real estate joint ventures and real estate investments	—	—	(20,856)
Net loss on termination of derivatives	—	—	7,670
Net (gains) losses on sale of real estate owned	(855)	2	—
Writedown of real estate owned	79	—	215
Increase in cash surrender value of bank owned life insurance	(2,434)	(2,492)	(2,618)
Increase in accrued interest receivable	(674)	(641)	(677)
Decrease (increase) in other assets	11,435	(11,814)	20,194
(Decrease) increase in other liabilities	(292)	15,651	(22,195)
Net cash provided by operating activities	58,872	56,779	37,219
Cash flows from investing activities:
Net decrease (increase) in loans receivable	184,586	96,155	(366,559)
Purchase of mortgage loans	(138,523)	(69,227)	(65,925)
Proceeds from sale of loans receivable	8,060	—	—
Purchase of debt securities available for sale	—	—	(66,222)
Purchase of debt securities held to maturity	(68,106)	(144,959)	(110,664)
Proceeds from payments, calls and maturities of debt securities available for sale	11,118	22,350	51,573
Proceeds from payments, calls and maturities of debt securities held to maturity	70,216	48,247	36,561
Proceeds from sales of debt securities available for sale	—	29,505	55,093
Proceeds from sales of debt securities held to maturity	—	—	1,995
Proceeds from sale of real estate owned	1,783	138	132
Proceeds from redemption of Federal Home Loan Bank stock	25,880	45,997	74,723
Purchase of Federal Home Loan Bank stock	(21,440)	(43,858)	(69,224)
Proceeds from sale of real estate joint ventures and real estate investments	—	—	25,318
Net increase in real estate joint ventures	—	—	(155)
Purchase of fixed assets	(191)	(356)	(419)
Net cash provided (used) by investing activities	73,383	(16,008)	(433,773)

Index

ORITANI FINANCIAL CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, continued
Years Ended June 30, 2019, 2018 and 2017

	2019	2018	2017
	(In thousands)
Cash flows from financing activities:
Net increase in deposits	$8,116	$58,650	$596,475
Net proceeds from issuance of common stock	4,442	12,131	9,567
Purchase of treasury stock	(28,747)	(7,834)	(1,574)
Dividends paid to shareholders	(49,994)	(57,353)	(51,850)
Increase in advance payments by borrowers for taxes and insurance	438	673	2,081
Proceeds from borrowed funds	70,627	82,683	144,130
Repayment of borrowed funds	(145,444)	(128,370)	(283,694)
Payment of employee taxes withheld from shared-based awards	(30)	(81)	(1,574)
Net cash (used in) provided by financing activities	(140,592)	(39,501)	413,561
Net (decrease) increase in cash and cash equivalents	(8,337)	1,270	17,007
Cash and cash equivalents at beginning of period	34,848	33,578	16,571
Cash and cash equivalents at end of period	$26,511	$34,848	$33,578

Supplemental cash flow information:
Cash paid during the period for:
Interest	$54,286	$42,770	$38,085
Income taxes	$17,543	$22,668	$30,103
Noncash transfer
Loans receivable transferred to real estate owned	$—	$1,564	$—

See accompanying notes to consolidated financial statements.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements are comprised of the accounts of Oritani Financial Corp. (the "Company"), and its wholly owned subsidiaries, Oritani Bank (the "Bank"), Hampshire Financial, and Oritani, and the wholly owned subsidiaries of Oritani Bank, ZORM 2009, LLC, Ormon ("Ormon"), and Oritani Investment Corp., as well as its wholly owned subsidiary, Oritani Asset Corporation (a real estate investment trust), and prior to April 2019 Oritani Finance Company, collectively, the Company. All intercompany balances and transactions have been eliminated in consolidation.

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

Basis of Financial Statement Presentation

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at June 30, 2019 and 2018, and in the Consolidated Statements of Income for the years ended June 30, 2019, 2018 and 2017. Actual results could differ significantly from those estimates.

A substantial portion of the Company’s loans are secured by real estate in the New Jersey, New York and Pennsylvania markets. In addition, the real estate owned are located in that same market. Accordingly, as with most financial institutions in the market area, the ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of the carrying amount of real estate owned are susceptible to changes in market conditions.

Securities

Securities include debt and mortgage-backed with exception of marketable equity securities. Management determines the appropriate classification of securities as either available for sale or held to maturity at the purchase date. Securities that may be sold in response to changing market and interest rate conditions or as part of an overall asset/liability strategy are classified as available for sale. Gains or losses on sales of securities available for sale are based upon the specific-identification method. Securities classified as available for sale are carried at fair value with unrealized gains and losses net of applicable taxes, included in accumulated other comprehensive income (loss), a component of equity. If management has the intent and the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity. Securities held to maturity are carried at cost, adjusted for unamortized purchase premiums and discounts. Premiums and discounts on securities are accreted or amortized using the level-yield method over the estimated lives of the securities, including the effect of prepayments. Any portion of unrealized loss on an individual equity security deemed to be other than temporarily impaired is recognized as a loss in operations in the period in which such determination is made. For debt investment securities deemed other than temporarily impaired, the investment is written down through current earnings by the impairment related to the estimated credit loss and the non-credit related impairment is recognized in other comprehensive income.  In the ordinary course of business, securities are pledged as collateral in conjunction with the Company’s borrowings, lines of credit and derivative portfolios.

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

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged to income based on management’s evaluation of the probable incurred losses inherent in its portfolio.  Such evaluation includes a review of the entire loan portfolio, including all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions and other matters which warrant consideration. Subsequent recoveries, if any, are credited to the allowance.

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

Troubled-Debt Restructuring

Troubled debt restructured (“TDR”) loans are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the restructured debt is at a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six months month period.

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

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Federal Home Loan Bank of New York Stock

The Bank, as a member of the Federal Home Loan Bank of New York (“FHLB”), is required to hold shares of capital stock in the FHLB in an amount based on the Bank’s total investment in mortgage related assets and advances.  The requirement pertaining to mortgage related assets is a range from 0.10% to 0.25% of mortgage related assets, and is currently equal to 0.20%. The requirement pertaining to advances is a range from 4.0% to 5.0% of total advances, and is currently equal to 4.5%.  The stock is carried at cost.  In performing our other-than-temporary impairment analysis of FHLB stock, we evaluated, among other things, (i) its earnings performance, including the significance of any decline in net assets of the FHLB as compared to the regulatory capital amount of the FHLB, (ii) the commitment by the FHLB to make required dividend payments, and (iii) the liquidity position of the FHLB.  We do not consider this security to be impaired at June 30, 2019.  Both cash and stock dividends are reported as income.

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

When applying the treasury stock method for the years ended June 30, 2019, 2018 and 2017, we add the assumed proceeds from option exercises and the average unamortized compensation costs related to unvested shares of restricted stock and stock options.  We then divide this sum by our average stock price to calculate shares repurchased.  The excess of the number of shares issuable over the number of shares assumed to be repurchased is added to basic weighted average common shares to calculate diluted EPS.

Reclassifications

Certain items previously reported have been reclassified to conform with the current period’s reporting format.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(2) Stock Repurchase Program

On March 4, 2015, the Board of Directors of the Company authorized a fourth stock repurchase plan pursuant to which the Company was authorized to repurchase up to 5% of the outstanding shares, or 2,205,451 shares. During the twelve months ended June 30, 2019, a total of 1,888,851  shares had been acquired under the fourth repurchase plan at a weighted average cost of $15.20 per share. With these purchases, the fourth repurchase plan has been completed.  Repurchased shares are held as treasury stock and will be available for general corporate purposes.

(3) Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash on hand and in banks and federal funds sold and short term investments which are generally sold for one day-day periods. There are no restrictions on the Company's cash and cash equivalents.

(4) Loans

A comparative summary of loans at June 30, 2019 and 2018 is as follows:

	June 30, 2019	June 30, 2018
	(In thousands)
Residential	$267,011	$267,771
Residential commercial real estate	2,086,314	2,005,315
Grocery/credit retail commercial real estate	482,831	497,708
Other commercial real estate	683,739	796,589
Construction and land loans	9,170	10,960
Total loans	3,529,065	3,578,343
Less:
Deferred loan fees, net	9,147	6,878
Allowance for loan losses	28,596	30,562
Net loans	$3,491,322	$3,540,903

At June 30, 2019 and 2018, the Company had fixed-rate mortgage commitments of $1.5 million and $32.9 million, respectively, and variable-rate mortgage commitments of $90.7 million and $25.7 million, respectively, which are not included in the accompanying consolidated financial statements. The rate range of the fixed rate commitments at June 30, 2019 was 3.88% to 5.50%. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. There is no exposure to credit loss in the event the other party does not exercise its right to borrow under the commitment.

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

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The aggregate amount of loans to our executive officers, directors and their related entities was $20.7 million and $21.5 million  at June 30, 2019 and 2018, respectively.  We had no new loans as of June 30, 2019. New loans to executive officers, directors and their related entities for the fiscal year ended June 30, 2018 totaled $305,000. Repayments from executive officers, directors and their related entities for the fiscal year ended June 30, 2019 and 2018, totaled $833,000 and $864,000, respectively.  These loans were performing according to their original terms at June 30, 2019.

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

The Superior, Desirable, Pass, Low Pass and Watch ratings are all considered to be “Pass” classification loans.  A general reserve is determined for such loans by segregating the Pass classification loans by segment. The following items are evaluated and general reserve factors are calculated for each loan segment for each item:

•          Historical charge-offs,
•          Lending policy and procedures,
•          Economic and business conditions,
•          Nature and volume of portfolio,
•          Lending staff,
•          Volume and severity of delinquent loans,
•          Loan review system,
•          Collateral values, and
•          Concentrations of credit.

In the process of determining appropriate reserve factors regarding historical charge-offs, both a look back period and loss emergence periods were utilized.  The look back period is the time frame used to measure historical charge-offs.  The look back period utilized by the Company was eight years years.  The loss emergence period represents the estimated average time between when a loss event occurs and when such loss is specifically reserved or charged off by the Company.  The loss emergence period utilized by the Company varied by loan segment, and ranged from 12 to 33 months.

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

•
Summarizes by rating classification all remaining loans that are graded either "Special Mention," "Substandard" or “Doubtful,” determines the appropriate general reserve percentage and calculates the necessary general reserve. The reserve percentage utilized is increased as the classification severity increases.

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

This evaluation of the allowance for loan losses is inherently subjective, as it requires material estimates that may be susceptible to significant revisions based upon changes in economic and real estate market conditions. Actual loan losses may be significantly more than the allowance for loan losses we have established, which could have a material effect on our financial results.

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

Our allowance for loan losses in recent years reflects probable incurred losses resulting from the actual growth in our loan portfolio, ongoing local and regional economic conditions and our overall levels of charge-offs, delinquencies, impaired loans and nonaccrual loans. We believe the allowance for loan losses at June 30, 2019 adequately reflects our portfolio credit risk, given our emphasis on commercial real estate lending and current market conditions.

Although we believe we have established and maintained the allowance for loan losses at adequate levels, adjustments may be necessary if future economic and other conditions differ substantially from the current operating environment.  Although management uses the best information available, the level of the allowance for loan losses remains an estimate that is subject to significant judgment and short-term change. In addition, the FDIC and the NJDOBI, as an integral part of their examination process, will periodically review our allowance for loan losses. Such agencies may require us to recognize adjustments to the allowance based on its judgments about information available to them at the time of their examination. The most recent such examination was performed by the FDIC and NJDOBI as of June 30, 2018.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Activity in the allowance for loan losses is summarized as follows:

	2019	2018	2017
	(In thousands)
Balance at beginning of year	$30,562	$30,272	$29,951
Reversal of provision for loan losses	(2,000)	—	—
Recoveries	99	407	409
Loans charged off	(65)	(117)	(88)
Balance at end of year	$28,596	$30,562	$30,272

The following tables provide the twelve month activity in the allowance for loan losses allocated by loan category. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	Year ended June 30, 2019
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,990	$17,259	$3,015	$7,828	$470	$30,562
Charge-offs	(65)	—	—	—	—	(65)
Recoveries	41	—	—	58	—	99
Provision/(reversal) for loan losses	355	(1,565)	234	(918)	(106)	(2,000)
Ending balance	$2,321	$15,694	$3,249	$6,968	$364	$28,596

	Year ended June 30, 2018
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,261	$15,794	$3,000	$10,017	$200	$30,272
Charge-offs	(117)	—	—	—	—	(117)
Recoveries	150	—	—	225	32	407
Provision/(reversal) for loan losses	696	1,465	15	(2,414)	238	—
Ending balance	$1,990	$17,259	$3,015	$7,828	$470	$30,562

	Year ended June 30, 2017
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for credit losses:
Beginning balance	$1,300	$12,837	$3,646	$11,850	$318	$29,951
Charge-offs	(75)	—	—	(13)	—	(88)
Recoveries	—	—	—	409	—	409
Provision/(reversal) for loan losses	36	2,957	(646)	(2,229)	(118)	—
Ending balance	$1,261	$15,794	$3,000	$10,017	$200	$30,272

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table details the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at June 30, 2019 and 2018.

	At June 30, 2019
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for credit losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,321	15,694	3,249	6,968	364	28,596
Total	$2,321	$15,694	$3,249	$6,968	$364	$28,596
Loans receivable:
Individually evaluated for impairment	$5,580	$—	$—	$3,758	$—	$9,338
Collectively evaluated for impairment	261,431	2,086,314	482,831	679,981	9,170	3,519,727
Total	$267,011	$2,086,314	$482,831	$683,739	$9,170	$3,529,065

	June 30, 2018
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for credit losses
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,990	17,259	3,015	7,828	470	30,562
Total	$1,990	$17,259	$3,015	$7,828	$470	$30,562
Loans receivable:
Individually evaluated for impairment	$5,022	$—	$—	$4,181	$—	$9,203
Collectively evaluated for impairment	262,749	2,005,315	497,708	792,408	10,960	3,569,140
Total	$267,771	$2,005,315	$497,708	$796,589	$10,960	$3,578,343

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

The following table provides information about the loan credit quality at June 30, 2019 and 2018:

	Credit Quality Indicators at June 30, 2019
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$241,524	$17,965	$351	$7,171	$—	$267,011
Residential commercial real estate	2,068,384	16,385	1,545	—	—	2,086,314
Grocery/credit retail commercial real estate	479,963	2,868	—	—	—	482,831
Other commercial real estate	617,061	58,219	4,246	4,213	—	683,739
Construction and land loans	9,170	—	—	—	—	9,170
Total	$3,416,102	$95,437	$6,142	$11,384	$—	$3,529,065

	Credit Quality Indicators at June 30, 2018
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$242,534	$18,731	$171	$6,335	$—	$267,771
Residential commercial real estate	1,981,781	21,952	1,582	—	—	2,005,315
Grocery/credit retail commercial real estate	494,723	—	2,985	—	—	497,708
Other commercial real estate	688,725	92,430	10,164	5,270	—	796,589
Construction and land loans	10,960	—	—	—	—	10,960
Total	$3,418,723	$133,113	$14,902	$11,605	$—	$3,578,343

Included in loans are loans for which the accrual of interest income has been discontinued due to deterioration in the financial condition of the borrowers. The principal amount of nonaccrual loans at June 30, 2019, 2018 and 2017 were $10.1 million, $7.9 million and $10.2 million, respectively. If the nonaccrual loans had performed in accordance with their original terms, interest income would have increased by $340,000 and $198,000 and $283,000 for the years ended June 30, 2019, 2018, and 2017 respectively. The Company has no loans past due 90 days or more that are still accruing interest.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table summarizes the delinquency and accrual status of the loan portfolio at June 30, 2019 and 2018:

	At June 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (1)
	(In thousands)
Residential	$2,482	$1,409	$5,164	$9,055	$257,956	$267,011	$6,531
Residential commercial real estate	—	—	—	—	2,086,314	2,086,314	—
Grocery/credit retail CRE	—	—	—	—	482,831	482,831	—
Other commercial real estate	1,789	—	—	1,789	681,950	683,739	3,522
Construction and land loans	—	—	—	—	9,170	9,170	—
Total	$4,271	$1,409	$5,164	$10,844	$3,518,221	$3,529,065	$10,053

	At June 30, 2018
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (2)
	(In thousands)
Residential	$2,696	$753	$5,213	$8,662	$259,109	$267,771	$6,335
Residential commercial real estate	1,582	—	—	1,582	2,003,733	2,005,315	—
Grocery/credit retail CRE	—	—	—	—	497,708	497,708	—
Other commercial real estate	1,009	—	136	1,145	795,444	796,589	1,542
Construction and land loans	—	—	—	—	10,960	10,960	—
Total	$5,287	$753	$5,349	$11,389	$3,566,954	$3,578,343	$7,877

(1)
Included in nonaccrual loans at June 30, 2019 are residential loans totaling $30,000 that were 30-59 days past due; residential loans totaling $768,000  that were 60-89 days past due; and residential loans totaling $568,000 and other CRE loans totaling $2.4 million that were less than 30 days past due.

(2)
Included in nonaccrual loans at June 30, 2018 are residential loans totaling $35,000 that were 30-59 days past due; residential loans totaling $582,000  that were 60-89 days past due; and residential loans totaling $504,000 and other CRE loans totaling $1.4 million that were less than 30 days past due.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Impaired loans at June 30, 2019, 2018 and 2017 were $9.3 million, $9.2 million and $13.9 million respectively.  There were no impaired loans with an allocation in the allowance for loan losses at June 30, 2019 and 2018. The allocation in the allowance for loan losses for impaired loans at June 30, 2017 were $43,000 on balances of $538,000. Impaired loans with no related allowance at June 30, 2019, 2018 and 2017 were $9.3 million, $9.2 million and $13.3 million, respectively. The average balance of impaired loans was $9.1 million, $8.9 million and $13.1 million during the years ended June 30, 2019, 2018 and 2017, respectively. Interest income recognized on these loans for the years ended June 30, 2019, 2018 and 2017 was $278,000, $450,000 and $706,000, respectively.

The following table provides information about the Company’s impaired loans at June 30, 2019 and 2018:

	Impaired Loans
	At June 30, 2019			Year ended June 30, 2019
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$5,580	$5,580	$—	$5,529	$98
Other commercial real estate	3,938	3,758	—	3,578	180
	9,518	9,338	—	9,107	278

Total:
Residential	$5,580	$5,580	$—	$5,529	$98
Other commercial real estate	3,938	3,758	—	3,578	180
	$9,518	$9,338	$—	$9,107	$278
Cash basis interest income					197

	Impaired Loans
	At June 30, 2018			Year ended June 30, 2018
	Recorded Investment	Unpaid Principal Balance	Allowance	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$5,021	$5,022	$—	$4,614	$64
Other commercial real estate	4,018	4,181	—	4,317	386
	9,039	9,203	—	8,931	450

Total:
Residential	$5,021	$5,022	$—	$4,614	$64
Other commercial real estate	4,018	4,181	—	4,317	386
	$9,039	$9,203	$—	$8,931	$450
Cash basis interest income					415

Troubled debt restructured loans (“TDRs”) are those loans whose terms have been modified because of deterioration in the financial condition of the borrower. The Company has selectively modified certain borrower’s loans to enable the borrower to emerge from delinquency and keep their loans current. The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company. Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal. Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six months month period. Management classifies all TDRs as impaired loans. Included in impaired loans at June 30, 2019 and 2018 are $1.5 million and $1.9 million, respectively, of loans which are deemed TDRs.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table presents additional information regarding the Company’s TDRs as of June 30, 2019 and 2018:

	Troubled Debt Restructurings
	June 30, 2019			June 30, 2018
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
	(In thousands)
Residential	$—	$167	$167	$—	$174	$174
Other CRE	236	1,096	1,332	309	1,407	1,716
Total	$236	$1,263	$1,499	309	$1,581	$1,890
Allowance	$—	$—	$—	—	$—	$—

There were no loans that were modified in a troubled debt restructuring  in June 30, 2019. The following tables summarize loans that were modified in a troubled debt restructuring during the years ended June 30, 2018 and 2017.  The pre-modification and post-modification outstanding recorded investments disclosed in the table below represent the loan carrying amounts immediately prior to the modification and the carrying amounts at June 30, 2018 and 2017, respectively.

	Year ended June 30, 2018
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Other commercial real estate	1	$271	$249
Total	1	$271	$249

	Year Ended June 30, 2017
	Number of Relationships	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Other commercial real estate	2	$1,252	$1,167
Total	2	$1,252	$1,167

The relationship modified during the twelve months ended June 30, 2018, was restructured from interest only to a principal and interest amortizing loan through maturity in conjunction with a principal paydown from the borrower. Of the relationships modified during the twelve months ended June 30, 2017,  relationship was modified to provide interest only payments through maturity and the other relationship was granted a reduced rate.

The identification of troubled debt restructured loans did not have a significant impact on the allowance for loan losses. In addition, there were no charge-offs as a result of the classication of these loans as troubled debt restructuring during the years ended June 30, 2018 and 2017. There were no payment defaults on loans modified as troubled debt restructurings within twelve months of modification during the years ended June 30, 2019, 2018 and 2017.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(6) Debt Securities Held to Maturity

The following is a comparative summary of debt securities held to maturity at June 30, 2019 and June 30, 2018:

		June 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
U.S. Government and federal agency obligations
Due in less than one year	$5,000	$—	$21	$4,979
Mortgage-backed securities:
Residential MBS	207,587	1,952	639	208,900
Commercial MBS	26,952	511	27	27,436
CMO	77,643	434	512	77,565
Corporate Note
Due in five to ten years	15,033	266	—	15,299
	$332,215	$3,163	$1,199	$334,179

		June 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
U.S. Government and federal agency obligations
Due in less than one year	$1,750	$—	$23	$1,727
Due in one to five years	5,000	—	94	4,906
Mortgage-backed securities:
Residential MBS	220,057	23	5,965	214,115
Commercial MBS	13,035	—	421	12,614
CMO	85,488	35	2,398	83,125
Corportate Notes
Due in five to ten years	10,044	—	20	10,024
	$335,374	$58	$8,921	$326,511

The contractual maturities of mortgage-backed securities held to maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. The debt securities held to maturity information is reflected in the table below:

	Year ended
	2019	2018	2017
	(dollars in thousands)

Proceeds	—	—	1,995
Debt securities held-to-maturity sold at amortized cost	—	—	1,938
Debt securities held to maturity sold at gross realized gain	—	—	57
Fair value of debt securities held-to-maturity pledged as collateral for advances	7,501	9,106	27,186
Fair value of debt securities held to maturity pledged for IR SWAP	—	—	8,500
Fair value of debt securities held to maturity pledged as collateral for municipal deposits	19,511	—	132,500

The held to maturity securities sold had less than 15% of their original par remaining at the time of the sale.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Gross unrealized losses on debt securities held to maturity and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and 2018 were as follows:

	June 30, 2019
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
U.S. Government and federal agency obligations
Due in less than one year	$—	$—	$4,979	$21	$4,979	$21
Mortgage-backed securities:
Residential MBS	—	—	103,110	639	103,110	639
Commercial MBS	—	—	4,370	27	4,370	27
CMO	—	—	45,043	512	45,043	512
	$—	$—	$157,502	$1,199	$157,502	$1,199

	June 30, 2018
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
U.S. Government and federal agency obligations
Due in less than one year	$—	$—	$1,727	$23	$1,727	$23
Due in one to five years	—	—	4,906	94	4,906	94
Mortgage-backed securities:
Residential MBS	188,281	4,646	24,712	1,319	212,993	5,965
Commercial MBS	8,290	224	4,324	197	12,614	421
CMO	9,106	279	48,211	2,119	57,317	2,398
Corporate Note
Due in five to ten years	10,024	20	—	—	10,024	20
	$215,701	$5,169	$83,880	$3,752	$299,581	$8,921

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

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(7) Debt Securities Available for Sale and Equity Securities

The following is a comparative summary of debt securities available for sale at June 30, 2019 and June 30, 2018:

	June 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Mortgage-backed securities:
Residential MBS	$9	$—	$—	$9
Commercial MBS	3,921	—	5	3,916
CMO	29,108	3	284	28,827
	$33,038	$3	$289	$32,752

	June 30, 2018
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Mortgage-backed securities:
Residential MBS	$70	$1	$—	$71
Commercial MBS	4,074	63	—	4,137
CMO	40,106	—	1,188	38,918
	$44,250	$64	$1,188	$43,126

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties. The Debt securities available for sale information is presented in the following table:

	Year ended
	2019	2018	2017
	(dollars in thousands)

Proceeds	—	29,505	55,093
Debt securities available for sale sold at amortized cost	—	29,829	55,977
Gross gains	—	—	28
Gross losses	—	324	911
Other-than-temporary impairment charges on debt securities available for sale	—	—	—
Fair value of debt securities available-for-sale pledged as collateral for advances	12,879	15,507	31,565
Fair value of debt securities available-for-sale pledged for swap	—	—	—
Fair value of debt securities available for sale pledged as collateral for municipal deposits	—	—	59,500

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Gross unrealized losses on debt securities available for sale and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and June 30, 2018 were as follows:

	June 30, 2019
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
Commercial MBS	$3,916	$5	$—	$—	$3,916	$5
CMO	—	—	27,063	284	27,063	284
	$3,916	$5	$27,063	$284	$30,979	$289

	June 30, 2018
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
CMO	$20,651	$444	$18,267	$744	$38,918	$1,188
	$20,651	$444	$18,267	$744	$38,918	$1,188

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

Equity Securities

The Company's portfolio of equity securities had an estimated fair value of  $1.4 million and $1.6 million at June 30, 2019 and 2018, respectively. Equity Securities are reported at estimated fair value on the Company's Consolidated Balance Sheets. The Company adopted FASB Accounting Standard Update ("ASU") 2016-01 on July 1, 2018. The ASU supersedes the guidance to classify equity securities with readily determinable fair value into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income rather than accumulated other comprehensive income (loss). Upon adoption, the Company recorded an after tax cumulative-effect adjustment of $658,000 in the consolidated statement of stockholders' equity, reclassified its equity securities out of available for sale securities to equity securities on the consolidated balance sheets for all periods presented, and recognized unrealized changes in fair value through earnings. For periods prior to the adoption of ASU 2016-01, unrealized changes in fair value of equity securities were included in accumulated other comprehensive income (loss). Unrealized changes in fair value of equity securities recognized through income for the twelve months ended June 30, 2019 is a net loss of $208,000. There were  no sales of equity securities for the twelve months ended June 30, 2019, 2018 and 2017.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(8) Accrued Interest Receivable

A summary of accrued interest receivable at June 30, 2019 and 2018 is as follows:

	2019	2018
	(In thousands)
Mortgage Loans	$11,015	$10,446
Investment Securities	920	815
	$11,935	$11,261

(9) Office Properties and Equipment

At June 30, 2019 and 2018, office properties and equipment, less accumulated depreciation and amortization, consist of the following:

	2019	2018
	(In thousands)
Cost:
Land	$4,171	$4,171
Buildings	10,073	10,073
Land and building improvements	5,831	5,698
Leasehold improvements	1,784	1,763
Furniture and equipment	6,354	6,282
Construction in progress	35	50
	28,248	28,037
Less accumulated depreciation and amortization	15,344	14,582
Office properties and equipment, net	$12,904	$13,455

Depreciation and amortization expense for the years ended June 30, 2019, 2018 and 2017 amounted to $735,000, $810,000 and $864,000, respectively.

At June 30, 2019, the Company and the Bank conducted business from its corporate headquarters in Washington Township, New Jersey, its lending offices in New York City and Cherry Hill, New Jersey and 25 full service branch offices located in Bergen, Hudson, Essex and Passaic counties, New Jersey.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(10) Deposits

Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. We had brokered deposits totaling $471.2 million and $450.4 million at June 30, 2019 and June 30, 2018, respectively. Total Municipal deposits were $512.0 million and $535.7 million at June 30, 2019 and June 30, 2018, respectively. Municipal deposits are secured by a Federal Home Loan Bank of New York municipal deposit letter of credit in the amount of $150.0 million and $217.0 million at June 30, 2019 and June 30, 2018, respectively. Municipal deposits are also secured by debt securities held to maturity with fair values of $19.5 million at June 30, 2019.

Deposit balances are summarized as follows:

	2019		2018
	Amount	Weighted average cost	Amount	Weighted average cost
	(Dollars in thousands)
Checking accounts	$668,453	1.36%	$751,735	0.85%
Money market deposit accounts	622,670	1.32%	763,003	1.13%
Savings accounts	383,763	1.24%	188,859	0.28%
Time deposits	1,248,358	2.17%	1,211,531	1.62%
	$2,923,244	1.68%	$2,915,128	1.21%

Interest expense on deposits for the years ended June 30, 2019, 2018 and 2017 is summarized as follows:

	2019	2018	2017
	(In thousands)
Checking accounts	$8,556	$4,955	$3,015
Money market deposit accounts	7,397	9,038	7,742
Savings accounts	2,986	455	391
Time deposits	22,699	17,176	13,523
	$41,638	$31,624	$24,671

Time deposits at June 30, 2019 mature as follows (in thousands):

Year ending June 30:
2020	$849,787
2021	319,883
2022	62,671
2023	9,552
2024 and beyond	6,465
$1,248,358

Included in time deposits at June 30, 2019 and 2018 is $253.5 million and $244.7 million, respectively, of deposits of $250,000 and over.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(11) Income Taxes

Income tax expense (benefit) for the years ended June 30, 2019, 2018 and 2017 consists of the following:

	2019	2018	2017
	(In thousands)
Current:
Federal	$12,816	$18,153	$24,641
State	5,589	4,200	2,723
Total current	18,405	22,353	27,364
Deferred:
Federal	7	11,061	(776)
State	(1,410)	(2,298)	(206)
Total deferred	(1,403)	8,763	(982)
Total income tax expense	$17,002	$31,116	$26,382

A reconciliation between the provision for income taxes and the expected amount (computed by multiplying income before provision for income taxes times the applicable statutory federal income tax rate) for the years ended June 30, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
	(In thousands)
Income before provision for income taxes	$69,061	$74,010	$75,526
Applicable statutory federal income tax rate	21%	28%	35%
Computed “expected” federal income tax expense	14,503	20,723	26,434
Increase (decrease) in federal income tax expense resulting from:
State income taxes, net of federal benefit	2,787	2,339	1,636
Bank owned life insurance	(511)	(698)	(916)
ESOP fair market value adjustment	306	484	723
ESOP unallocated dividend	(449)	(631)	(455)
Non-deductible compensation	10	—	146
Stock based compensation	(261)	(1,122)	(1,430)
Impact of tax reform	477	10,165	—
Other items, net	140	(144)	244
Total income tax expense	$17,002	$31,116	$26,382

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

The Act lowered the Company's future tax rate and had other impacts. In accordance with ASC 740, the Company was required to re-measure deferred tax balances using the new enacted tax rates to account for the future impact of the new rates on the deferred amounts. This revaluation resulted in a one time non-cash net charge of  $10.2 million, which was included in income tax expense for the twelve months ended June 30, 2018.

New Jersey tax legislation was enacted on July 1, 2018. This legislation also required a re-measurement of our deferred tax balances using the new enacted tax rates. This revaluation resulted in a one time non cash charge of $477,000, which was included in income tax expense for the twelve months ended June 30, 2019.

The effective tax rates for the years ended June 30, 2019, 2018 and 2017 were 24.62%, 42.00% and 34.90%, respectively.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at June 30, 2019 and 2018 are as follows:

	2019	2018
	(In thousands)
Deferred tax assets:
Allowance for loan and real estate owned losses	$8,258	$8,589
Postretirement benefits	9,975	10,242
Accrued/deferred compensation	7,813	7,554
ESOP shares allocated or committed to be released	855	875
Stock compensation	1,581	1,914
Other than temporary loss on securities	66	64
State net operating loss carry forward	3,059	1,704
Other	106	494
Total deferred tax asset	31,713	31,436
Deferred tax liabilities:
Unrealized gain on securities available for sale	138	—
Unrealized gain on interest rate swap	63	5,158
Other	467	414
Total deferred tax liabilities	668	5,572
Net deferred tax asset	$31,045	$25,864

Increases in deferred taxes for the years ended June 30, 2019 and 2018 were due primarily to increased State net operating loss carryforward.

At June 30, 2019, there are approximately $36.0 million of state net operating loss carryforwards available to offset future taxable income.  If not utilized, these carryforwards will begin to expire in 2036.  Based upon projections of future taxable income over the periods in which the net deferred tax assets are deductible, management believes that it is more likely than not that the Company will realize the benefits of these deductible differences and loss carryforwards and, therefore, has not established a valuation allowance.

At June 30, 2019, retained earnings includes approximately $15.1 million for which no provision for income tax has been made.  This amount represents an allocation of income to bad debt deductions for tax purposes only.  Under ASC 740, this amount is treated as a permanent difference and deferred taxes are not recognized unless it appears that it will be reduced and result in taxable income in the foreseeable future. Events that would result in taxation of these reserves include failure to qualify as a bank for tax purposes, distributions in complete or partial liquidation, stock redemptions and excess distributions to shareholders.  At June 30, 2019, the Company had an unrecognized tax liability of $3.2 million with respect to this reserve.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits, where applicable, in income tax expense.  The Company did not have any material uncertain tax positions for the years ended June 30, 2019 and 2018.

The Company files income tax returns in the United States federal jurisdiction and in New Jersey, and New York city and state jurisdictions.  The Company is no longer subject to federal and state income tax examinations by tax authorities for years prior to 2015. Currently, the Company is not under examination by any taxing authority. The Company's federal return for the tax year ended December 31, 2015 was audited during fiscal 2019. The Company's New York state tax returns for the tax years ended December 31, 2015 and 2016 were audited during fiscal year 2018. The completion of these examinations did not have a material impact on the Company's effective tax rates.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(12) Borrowings

As of June 30, 2019, we had total borrowings in the amount of $521.6 million with an estimated weighted average maturity of 2.31 years and a weighted average rate of 2.1%.  As of June 30, 2018, we had total borrowings in the amount of $596.4 million with an estimated weighted average maturity of 2.4 years and a weighted average rate of 1.9%. Borrowings primarily consist of advances from the FHLB and, to a lesser extent, advances from other financial institutions.  Several of the borrowings have various put options held by the issuer, FHLB. These put options can be exercised by the FHLB after either a certain passage of time or certain levels of the 3 month LIBOR interest rate. All of the borrowings at June 30, 2019 and 2018 were fixed rate, non-amortizing interest only borrowings.  The following table presents borrowings as of June 30, 2019 by stated maturity:

Stated Maturity

Year ending June 30:
2020	$148,217
2021	99,649
2022	132,900
2023	87,803
2024	24,000
2025 and thereafter	28,986
$521,555

At June 30, 2019, borrowings are secured by mortgage-backed securities and investment securities with a book value of $20.4 million and performing mortgage loans with an outstanding balance of $2.80 billion. The fair value of mortgage-backed securities and investment securities pledged as collateral for borrowings were $20.4 million and $24.6 million at June 30, 2019 and 2018, respectively. At June 30, 2019, the Company had additional borrowing capacity of $1.0 billion with the FHLB.

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

At June 30, 2019, Oritani had entered into twenty interest rate swap agreements with a total notional outstanding of $355.0 million. These agreements all feature exchanges of fixed for variable payments covering various hedging periods maturing between July 1, 2019 and June 26, 2025.   The Company is paying fixed rates on these swaps ranging from 0.68% to 1.90%, in exchange for receiving variable payments linked to one month LIBOR.

The following table presents information regarding our derivative financial instruments at June 30, 2019 and 2018.

		At June 30, 2019		At June 30, 2018
Balance Sheet Line Item		Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedge interest rate swaps
Gross unrealized gain	Other Assets	$185,000	$1,624	$405,000	$16,789
Gross unrealized losses Other Liabilities		170,000	(1,408)	—	—
Gross notional / net fair value		$355,000	$216	$405,000	$16,789
Average rate paid for the year ended		1.50%		1.96%
Average rate received for the year ended		2.37%		2.06%
Weighted average maturity (in years)		3.3		3.9

The amounts recognized in interest expense related to cash flow hedge ineffectiveness were immaterial for the years ended June 30, 2019, 2018 and 2017. There was  an accumulated net after-tax loss of $96,000 related to effective cash flow hedges in accumulated other comprehensive income at June 30, 2019 and we did not have any in 2018.  We had no securities pledged as collateral for the swaps at June 30, 2019 and 2018.

Gains (losses) included in the consolidated statements of income and in comprehensive income, on a pre-tax basis, related to cash flow hedge interest rate swaps are as follows:

	Year ended June 30,
	2019	2018
Amount of gain reclassified from accumulated other comprehensive loss to interest expense	$3,267	$133
Amount of (loss) gain recognized in other comprehensive income	(13,306)	10,485
Amount of loss recognized in the consolidated statements of income	—	—

Index
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

The funded status (fair value of the plan assets divided by funding target) as of July 1, 2018 and 2017 was 124.6% and 116.4%, respectively. The fair value of plan assets reflects any contributions received through June 30, 2018. The Company’s contributions for the years ended June 30, 2019, 2018 and 2017 were $1.1 million, $500,000 and $500,000, respectively. The Company’s contributions to the Pentegra DB Plan are not more than 5% of the total contributions to the plan.

The Company has a savings incentive plan covering substantially all employees of the Company. Contributions are currently made by the Company in an amount equal to 50% of the first 6% of employee contributions. The contribution percentage is determined annually by the Board of Directors. Company contributions for the years ended June 30, 2019, 2018 and 2017 were $236,000, $223,000 and $219,000, respectively.

The Company has a nonqualified savings incentive plan covering certain eligible employees whose salary deferrals to the savings incentive plan are limited. Contributions to the nonqualified savings incentive plan are currently made by the Company in an amount equal to 50% of the first 6% of employee contributions to this plan with interest calculated at the greater of 9% or the Citibank prime rate of interest. For the years ended June 30, 2019, 2018, and 2017, interest was calculated at 9%. Interest expenses for the years ended June 30, 2019, 2018 and 2017 were $1,207,000, $1,098,000 and $974,000, respectively. The contribution percentage is determined annually by the Board of Directors. The deferrals and contributions are payable, with interest, at a future date. Until these payments are made, the obligations to the employees are a general liability of the Company. Company contributions for the years ended June 30, 2019, 2018 and 2017 were $84,000, $115,000 and $135,000, respectively. The total obligation under the nonqualified savings incentive plan that existed as of June 30, 2019, and 2018 was $14.4 million and $13.1 million, respectively.

The Company has a nonqualified Benefit Equalization Plan (BEP Plan) which provides benefits to employees who are disallowed certain benefits under the Company’s qualified benefit plans. The Company recorded expenses associated with the BEP Plan of $85,000, $80,000 and $91,000 for the years ended June 30, 2019, 2018 and 2017, respectively.

The Company has a nonqualified Directors’ Retirement Plan (the Retirement Plan). The Retirement Plan provides eligible directors an annual retirement benefit based on the monthly meeting fee at the time of the director’s retirement, death, disability or a change in control. The Company recorded expenses of $341,000, $338,000 and $333,000 for the years ended June 30, 2019, 2018 and 2017, respectively, related to the Retirement Plan.

During 1999, the Company adopted a Post Retirement Medical Plan (the Medical Plan) for directors and certain eligible employees. The Medical Plan provides a medical retirement benefit at a cost to the Company limited to two times the premium at the time of the participant’s retirement. Participants are required to contribute to the plan for excess premiums above the limitation. The Company recorded expenses of $279,000, $270,000 and $641,000 for the years ended June 30, 2019, 2018 and 2017, respectively, related to the Medical Plan.

During 2000, the Company adopted a Deferred Director’s Fee Plan (the Deferred Fee Plan) for outside directors of the Company. Under the Deferred Fee Plan, directors may elect to defer the receipt of their board and committee fees. The fees are payable, with interest, at a predetermined future date. Interest is calculated at the greater of 9% or the Citibank prime rate of interest. For the years ended June 30, 2019, 2018 and 2017, interest was calculated at 9%. Interest expenses for the years ended June 30, 2019, 2018 and 2017 were $982,000, $884,000 and $791,000, respectively. Until these payments are made, the obligations to the directors are a general liability of the Company. The total obligation under the Deferred Fee Plan that existed as of June 30, 2019 and 2018 was $11.6 million and $10.4 million, respectively.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth information regarding the BEP Plan, the Retirement Plan and the Medical Plan at June 30, 2019 and 2018 (in thousands).

	BEP Plan		Retirement Plan		Medical Plan
	2019	2018	2019	2018	2019	2018
Change in benefit obligation:
Projected benefit obligation at beginning of the year	$1,406	$1,386	$5,588	$5,858	$5,802	$5,567
Service cost	—	—	123	130	45	59
Interest cost	52	45	218	208	234	211
Actuarial (gain) loss	75	(25)	285	(518)	179	41
Benefits paid	(1)	—	(90)	(90)	(83)	(76)
Projected benefit obligation at end of the year	$1,532	$1,406	$6,124	$5,588	$6,177	$5,802
Reconciliation of plan assets
Fair value of plan assets at beginning of the year	$—	$—	$—	$—	$—	$—
Actual return on plan assets	—	—	—	—	—	—
Employer contributions	1	—	90	90	83	76
Benefits paid	(1)	—	(90)	(90)	(83)	(76)
Fair value of plan assets at end of the year	$—	$—	$—	$—	$—	$—
Unfunded status at end of year	$1,532	$1,406	$6,124	$5,588	$6,177	$5,802

The unfunded BEP of $1.5 million and $1.4 million, Retirement Plan of $6.1 million and $5.6 million and Medical Plan of $6.2 million and $5.8 million at June 30, 2019 and 2018 respectively, are included in other liabilities in our consolidated balance sheet. The components of accumulated other comprehensive income related to pension and other postretirement benefits, on a pre-tax basis, at June 30, 2019 and 2018 are summarized in the following table (in thousands).

	BEP Plan		Retirement Plan		Medical Plan
	2019	2018	2019	2018	2019	2018
Net actuarial loss/(gain)	$240	$238	$(290)	$(308)	$440	$461
Total amounts recognized in accumulated other comprehensive income	$240	$238	$(290)	$(308)	$440	$461

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Net periodic benefit costs for the years ended June 30, 2019, 2018 and 2017, as well as costs that are expected to be amortized into expense in fiscal 2020, are presented in the following table.

	BEP Plan			Retirement Plan			Medical Plan
	2019	2018	2017	2019	2018	2017	2019	2018	2017
	(In thousands)
Service cost	$—	$—	$—	$123	$130	$151	$45	$59	$57
Interest cost	52	45	39	218	208	182	234	211	234
Amortization of unrecognized:
Net loss	33	35	52	—	—	—	—	—	350
Total	$85	$80	$91	$341	$338	$333	$279	$270	$641
Amounts expected to be amortized into net periodic benefit cost in fiscal 2019:
Net loss	33			—			—
	$33			$—			$—

The service cost component of net periodic benefit cost is included in compensation and employee benefits on the Statements of Income. The other components of net periodic benefit cost, including interest cost and amortization of actuarial gain/loss are included in other expenses on the Statements of Income.

The weighted average actuarial assumptions used in the plan determinations at June 30, 2019, 2018 and 2017 were as follows:

	BEP Plan			Retirement Plan			Medical Plan
	2019	2018	2017	2019	2018	2017	2019	2018	2017
Discount Rate	2.97%	3.84%	3.34%	3.29%	4.01%	3.65%	3.42%	4.09%	3.82%
Rate of compensation increase	—	—	—	2.25%	2.25%	2.25%	—	—	—
Medical benefits cost rate of increase	—	—	—	—	—	—	5.00%	5.00%	5.00%

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Estimated future benefit payments, which reflect expected future service, are as follows (in thousands):

	BEP Plan	Retirement Plan	Medical Plan
2020	$116	$302	$229
2021	116	300	253
2022	116	297	252
2023	117	294	250
2024	117	289	246
2025-2029	589	1,948	1,398

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in the assumed health care cost trend rate would have the following effects on post-retirement benefits (in thousands):

	1% increase	1% decrease
Effect on total service cost and interest cost	$326	(242)
Effect on post retirement benefits obligation	$(1,071)	849

During 2005, the Company adopted an Executive Supplemental Retirement Income Agreement (the SERP) for the President/CEO of the Company.  The SERP provides a retirement benefit to the executive with a minimum payment period of 20 years upon his death, disability, normal retirement, early retirement or separation from service after a change in control. The SERP benefit is equal to 70% of the executive’s average annual pre-retirement base salary and bonus, reduced by the benefits due to the executive through certain other benefit plans. The Company recorded expenses of $496,000, $591,000 and $1.2 million for the years ended June 30, 2019, 2018 and 2017, respectively, related to the SERP.  The SERP is unfunded, and an accrued liability of $12.2 million and $11.4 million was recorded for this plan as of June 30, 2019 and 2018, respectively.

The Company invests in bank owned life insurance (“BOLI”) to help offset the cost of employee benefits. BOLI involves the purchasing of life insurance by the Company on a chosen group of employees with the Company as owner and beneficiary of the policies. BOLI is recorded at its cash surrender value and is classified as a non-interest earning asset. Increases in the carrying value, other than purchases, are recorded as non-interest income. At June 30, 2019 and 2018, the Company had $100.9 million and $98.4 million, respectively, in BOLI. Income earned on BOLI was $2.4 million, $2.5 million and $2.6 million for each of the years ended June 30, 2019, 2018 and 2017, respectively and is exempt from federal and state income taxes as long as the policies are held until the death of the insured individuals.

The Company has a nonqualified Executive Group Life Insurance Replacement Plan (“Split-Dollar”) which provides life insurance benefits to certain eligible employees upon death while employed by the Company and upon death following termination of employment due to disability, retirement or change in control. Participants in the plan are entitled to up to two times their base annual salary, as defined by the plan. The Company recorded expenses of $17,000, $105,000 and $104,000 for the years ended June 30, 2019, 2018 and 2017, respectively, related to the Split-Dollar Plan. The accrued liability recorded for this plan as of June 30, 2019 and 2018 was $899,000 and $882,000, respectively.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(15) Stock Based Compensation

Employee Stock Ownership Plan

During 2006, the Company adopted an Employee Stock Ownership Plan (the ESOP). The ESOP is a tax-qualified plan designed to invest primarily in the Company’s common stock. The ESOP provides employees with the opportunity to receive a funded retirement benefit from the Bank, based primarily on the value of the Company’s common stock. The ESOP purchased 2,384,466 shares of the Company’s common stock in the Company’s initial public offering at a price of $6.67  per share. In 2010, the ESOP refinanced the outstanding principal and interest balance on the original ESOP loan and purchased additional shares, in the open market, of 1,654,529 in conjunction with the Company’s second step transaction at an average price of $10.36 during June 2010. The refinancing and new stock purchases were funded with a loan from the Company to the ESOP. The outstanding loan balance at June 30, 2019 and 2018 was $18.3 million and $19.7 million, respectively. The shares of Company’s common stock purchased are pledged as collateral for the loan. Shares are released from the pledge for allocation to participants as loan payments are made. At June 30, 2019, shares allocated to participants were 2,142,394 since the plan inception and shares committed to be released were 169,064. Shares that are committed to be released will be allocated to participants at the end of the plan year (December 31). ESOP shares that were unallocated or not yet committed to be released totaled 1,727,536 at June 30, 2019 and had a fair value of $30.6 million. ESOP compensation expense for the years ended June 30, 2019, 2018, and 2017 was $2.9 million, $3.5 million and $4.1 million, respectively, representing the fair market value of shares allocated or committed to be released during the year.

The Company has also established an ESOP restoration plan and trust, which are non-qualified plans that provide supplemental benefits to certain executives who are prevented from receiving the full benefits contemplated by the employee stock ownership plan’s benefit formula. The supplemental benefits consist of payments representing shares that cannot be allocated to participants under the ESOP due to legal limitations imposed on tax-qualified plans. Compensation expense related to this plan amounts to $255,000, $665,000, and $547,000 million, for the years ended June 30, 2019, 2018, and 2017, respectively. The total obligation under the restoration plan as of June 30, 2019 and 2018 was $8.1 million and $8.4 million, respectively. The obligations to the executives are a general liability of the Company.

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

We recognize stock based compensation expense based on the grant-date fair value of those awards and options over the requisite service period in accordance with ASU16-09.  Excess tax benefits recognized as a reduction of income tax expense for the years ended June 30, 2019, 2018, and 2017 totaled $0.3 million, $1.1 million and $1.4 million respectively.  The Company classified share-based compensation for employees and outside directors within “compensation, payroll taxes and benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid.

Stock options are granted at an exercise price equal to the market price of our common stock on the grant date, based on quoted market prices.  Stock options generally vest over a five years-year service period and expire ten years years from issuance.  The vesting of the options accelerate upon death or disability, retirement or a change in control and expire 90 days after termination of service, excluding disability or retirement. The Company recognizes compensation expense for all option grants over the awards’ respective requisite service periods.  The Company has elected to account for forfeitures as they occur.  Management estimated the fair values of all option grants using the Black-Scholes option-pricing model.  The volatility rate used in the estimation of fair value was based on the historical volatility of the Company's stock for the appropriate period.  Management estimated the expected life of the options using the simplified method.  The Treasury yield in effect at the time of the grant provides the risk-free rate for periods within the contractual life of the option.  The Company classified share-based compensation for employees and outside directors within “compensation, payroll taxes and benefits” in the consolidated statements of income to correspond with the same line item as the cash compensation paid.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The fair value of the options issued during the years ended June 30, 2019, 2018 and 2017 were estimated using the Black-Scholes options-pricing model with the following assumptions:

	2019	2018	2017
Option shares granted	20,000	70,000	20,000
Expected dividend yield	7.47%	7.18%	5.35%
Expected volatility	17.68%	18.74%	20.81%
Risk-free interest rate	2.82%	2.75%	1.39%
Expected option life	6.50	6.50	6.50

The Company recorded $35,000, $41,000 and $319,000 of share based compensation expense related to the options shares for the years ended June 30, 2019, 2018 and 2017, respectively.  Expected future expense related to the non-vested options outstanding at June 30, 2019 is $67,000 over a weighted average period of 3.6 years.  Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

The following is a summary of the Company’s stock option activity and related information for its options plan as of June 30, 2019 and changes therein during the year then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2018	2,599,864	$2.64	$12.16	3.4
Granted	20,000	0.78	16.15	10.0
Exercised	(361,173)	2.68	12.30	3.9
Forfeited	(20,000)	0.89	15.40	9.3
Expired	(16,000)	2.70	12.60	3.2
Outstanding at June 30, 2019	2,222,691	$2.64	$12.16	2.4
Exercisable at June 30, 2019	2,149,091	$2.69	$12.04	2.2

Restricted stock shares vest over a five years service period on the anniversary date of the grant. Vesting of the restricted stock shares accelerate upon death or disability, retirement or a change in control. The product of the number of shares granted and the grant date market price of the Company’s common stock determines the fair value of restricted shares under the Company’s restricted stock plan. The Company recognizes compensation expense for the fair value of restricted shares on a straight-line basis over the requisite service period.

The following is a summary of the status of the Company’s restricted stock shares as of June 30, 2019 and changes therein during the year then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2018	14,200	$15.78
Granted	10,000	16.15
Vested	(7,400)	15.84
Forfeited	—	—
Non-vested at June 30, 2019	16,800	$15.97

The Company recorded $114,000, $137,000 and $685,000 for the years ended June 30, 2019, 2018 and 2017, respectively, of share based compensation expense related to the restricted stock share.  Expected future expense related to the non-vested restricted shares at June 30, 2019 is $210,000 over a weighted average period of 3.3 years.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(16) Commitments and Contingencies

In the ordinary course of our operations, we enter into certain contractual obligations. Such obligations include operating leases for premises and equipment. Certain facilities are occupied under long-term operating leases which expire on various dates. Certain leases also provide for renewal options. Total rent expense was $937,000, $929,000 and $918,000 for the years ended June 30, 2019, 2018 and 2017, respectively.

Aggregate minimum lease payments for the remainder of the leases are as follows (in thousands):

Year ending June 30:
2020	$759
2021	521
2022	237
2023	158
2024	28
$1,703

There were no outstanding commitments to purchase securities at June 30, 2019 and 2018.

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

FDIC regulations require banks to maintain minimum levels of regulatory capital.  Under the regulations in effect at June 30, 2019, the Bank and the Company are required to maintain (a) a minimum leverage ratio of Tier 1 capital to total adjusted assets of 4.0%, and (b) minimum ratios of common equity Tier 1, Tier 1 and total capital to risk-weighted assets of 6.0% and 8.0%, respectively.

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

On January 1, 2015, a final rule issued by the Federal Deposit Insurance Corporation and the other federal bank regulatory agencies became effective which revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule established a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), adopted a uniform minimum leverage capital ratio of 4%, increased the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigned a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain "available-for-sale" securities holdings to be included for purposes of calculating regulatory capital unless a one-time opt-out is exercised and requires more stringent treatment of mortgage servicing assets and certain deferred tax assets. The rule limits a banking organization's capital distributions and certain discretionary bonus payments if the banking organization does not hold a "capital conservation buffer" consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer as of June 30, 2019 is 2.50% and is fully phased in.

The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the FDIC about capital components, risk weightings and other factors.

Management believes that, as of June 30, 2019, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent FDIC notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank’s capital classification.

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a summary of the Company’s actual capital amounts and ratios as of June 30, 2019 and 2018, compared to the FRB minimum capital adequacy requirements.

	June 30, 2019
	Actual		Required
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$529,692	14.57%	$163,558	4.50%
Tier 1 capital (to risk-weighted assets)	529,692	14.57	218,078	6.00
Total capital (to risk-weighted assets)	558,288	15.36	290,770	8.00
Tier 1 Leverage capital (to average assets)	529,692	12.98	163,288	4.00
Capital conservation buffer	267,518	7.36	90,866	2.500

	June 30, 2018
	Actual		Required
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$548,122	14.82%	$166,458	4.50%
Tier 1 capital (to risk-weighted assets)	548,122	14.82	221,945	6.00
Total capital (to risk-weighted assets)	578,685	15.64	295,926	8.00
Tier 1 Leverage capital (to average assets)	548,122	13.25	165,465	4.00
Capital conservation buffer	282,759	7.64	69,358	1.875

The following is a summary of the Bank’s actual capital amounts and ratios as of June 30, 2019 and 2018, compared to the FDIC minimum capital adequacy requirements and the FDIC requirements for classification as a well-capitalized institution.

	June 30, 2019
	Actual		Required		Well-Capitalized
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$485,683	13.36%	$163,533	4.50%	$236,215	6.50%
Tier 1 capital (to risk-weighted assets)	485,683	13.36	218,044	6.00	290,726	8.00
Total capital (to risk-weighted assets)	514,279	14.15	290,726	8.00	363,407	10.00
Tier 1 Leverage capital (to average assets)	485,683	11.90	163,258	4.00	204,073	5.00
Capital conservation buffer	223,553	6.15	90,582	2.500

	June 30, 2018
	Actual		Required		Well-Capitalized
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$470,857	12.73%	$166,431	4.50%	$240,401	6.50%
Tier 1 capital (to risk-weighted assets)	470,857	12.73	221,908	6.00	295,878	8.00
Total capital (to risk-weighted assets)	501,419	13.56	295,878	8.00	369,847	10.00
Tier 1 Leverage capital (to average assets)	470,857	11.38	165,438	4.00	206,797	5.00
Capital conservation buffer	205,541	5.56	69,346	1.875

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

Securities

The Company records debt securities held to maturity at amortized cost and debt securities available for sale and equity securities at fair value on a recurring basis. The majority of the Company’s securities are fixed income instruments that are not quoted on an exchange, but are traded in active markets. The fair values for securities are obtained from an independent nationally recognized third-party pricing service. Our independent pricing service provides us with prices which are primarily categorized as Level 2, as quoted prices in active markets for identical assets are generally not available for the majority of securities in our portfolio. Pricing services may employ modeling techniques in determining pricing. Inputs to these models include market spreads, dealer quotes, prepayment speeds, credit information and the instrument’s terms and conditions, among other things. Management compares the pricing to a second independent pricing source for reasonableness. Equity securities are reported at Level 1 based on quoted market prices for identical securities in active markets.

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

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In connection with the adoption of ASU 2016-01 on July 1, 2018, the Company refined the methodology used to estimate the fair value of the loan portfolio using an exit price notion resulting in prior periods no longer being comparable. The exit price notion requires determination of the price at which willing market participants would transact at the measurement date under current market conditions depending on facts and circumstances, such as origination rates, credit risk, transaction costs, liquidity, and other adjustments. The application of an exit price notion requires the use of significant judgment. Estimated fair value for loans is determined using portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential, multifamily, commercial real estate, construction, land and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms. At June 30, 2019, estimated fair value of loans is determined using a discounted cash flow model that employs an exit discount rate that reflects the current market pricing for loans with similar characteristics and remaining maturity, adjusted by underwriting uncertainty, liquidity and credit discounts. The June 30, 2018 estimated fair value of loans was determined using an entrance price methodology based only on the discounted value of contracted cash flows based on prevailing interest rates for loans with similar characteristics and remaining maturity. The Company classifies the estimated fair value of loans held for investment as level 3.

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

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Assets Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets measured at fair value on a recurring basis as of June 30, 2019 and June 30, 2018 by level within the fair value hierarchy. There were no transfers between levels within the fair value hierarchy during the year ended June 30, 2019.

	Fair Value as of June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$1,358	$1,358	$—	$—
Mortgage-backed securities available for sale
Residential MBS	9	—	9	—
Commercial MBS	3,916	—	3,916	—
CMO	28,827	—	28,827	—
Total debt securities available for sale	32,752	—	32,752	—

Interest rate swap	1,624	—	1,624	—
Total assets measured on a recurring basis	35,734	1,358	34,376	—
Liabilities:
Interest rate swap	$(1,408)	—	(1,408)	—

	Fair Value as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$1,566	$1,566	$—	$—
Mortgage-backed securities available for sale
Residential MBS	71	—	71	—
Commercial MBS	4,137	—	4,137	—
CMO	38,918	—	38,918	—
Total securities available for sale	43,126	—	43,126	—

Interest rate swap	16,789	—	16,789	—
Total assets measured on a recurring basis	61,481	1,566	59,915	—

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

The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of June 30, 2019 and 2018 by level within the fair value hierarchy.

	Fair Value as of June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Other commercial real estate	$1,164	$—	$—	$1,164
Total impaired loans	1,164	—	—	1,164
Real estate owned
Other commercial real estate	557	—	—	557
Total real estate owned	557	—	—	557
Total assets measured on a nonrecurring basis	$1,721	$—	$—	$1,721

	Fair Value as of June 30, 2018	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Other commercial real estate	$1,056	$—	$—	$1,056
Total impaired loans	1,056	—	—	1,056
Real estate owned
Other commercial real estate	1,564	—	—	1,564
Total real estate owned	1,564	—	—	1,564
Total assets measured on a nonrecurring basis	$2,620	$—	$—	$2,620

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The following tables present the carrying amount, fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s balance sheet at June 30, 2019 and 2018.  These tables exclude financial instruments for which the carrying amount approximates fair value.  Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, overnight borrowings, and accrued interest.

	At June 30, 2019		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets:
Debt securities held to maturity	$332,215	$334,179	$—	$334,179	$—
Loans, net (1)	3,491,322	3,469,016	—	—	3,469,016
Financial liabilities:
Term deposits	1,248,358	1,255,282	—	1,255,282	—
Term borrowings	490,755	493,674	—	493,674	—
(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

	At June 30, 2018		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Unobservable Inputs
	Carrying Amount	Fair Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Financial assets:
Debt securities held to maturity	$335,374	$326,511	$—	$326,511	$—
Loans, net (1)	3,540,903	3,470,434	—	—	3,470,434
Financial liabilities:
Term deposits	1,211,531	1,219,558	—	1,219,558	—
Term borrowings	497,372	486,278	—	486,278	—
(1)	Comprised of loans (including impaired loans), net of deferred loan fees and the allowance for loan losses.

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

Balance Sheets

	June 30,
	2019	2018
	(In thousands)
Assets:
Cash	$84	$34
Fed Funds Sold	24,175	56,552
ESOP loan	18,276	19,703
Securities available for sale, at fair value	1,358	1,565
Accrued Interest Receivable	498	440
Investment in Subsidiaries	485,138	481,412
Total Assets	$529,529	$559,706
Liabilities and Equity
Other liabilities	$382	$360
Total Equity	529,147	559,346
Total Liabilities and Equity	$529,529	$559,706

Statements of Income

	Year Ended June 30,
	2019	2018	2017
	(In thousands)
Interest on ESOP loan	$945	$845	$815
Interest income on fed funds	721	377	295
Dividends/distributions from subsidiaries	40,200	96,153	—
Other income	(158)	43	35
Equity in undistributed earnings of subsidiaries	11,677	(53,243)	49,286
Total income	53,385	44,175	50,431
Interest on borrowings	—	67	404
Other expenses	1,282	1,375	1,016
Income before income tax expense	52,103	42,733	49,011
Income tax (benefit) expense	44	(161)	(133)
Net income	$52,059	$42,894	$49,144

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Statements of Cash Flows

	Year Ended June 30,
	2019	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$52,059	$42,894	$49,144
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(11,677)	53,243	(49,286)
(Increase) decrease in accrued interest receivable	(58)	(41)	12
Decrease in other assets	159	117	16
Increase (decrease) in other liabilities	62	(308)	121
Net cash provided by operating activities	40,545	95,905	7

Cash flows from investing activities
Principal collected on ESOP loan	1,427	1,746	2,129
Net cash provided by investing activities	1,427	1,746	2,129

Cash flows from financing activities
Dividends paid to shareholders	(49,994)	(57,353)	(51,850)
Purchase of treasury stock	(28,747)	(7,834)	(1,574)
Stock issued upon exercise of stock options	4,442	12,131	9,567
Repayment of long term debt	—	(12,500)	—
Cash used in financing activities	(74,299)	(65,556)	(43,857)
Net change in cash and equivalents	(32,327)	32,095	(41,721)
Cash at beginning of period	56,586	24,491	66,212
Cash at end of period	$24,259	$56,586	$24,491

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(20) Selected Quarterly Financial Data (Unaudited)

The following tables are a summary of certain quarterly financial data for the fiscal years ended June 30, 2019 and 2018.

	Fiscal 2019 Quarter Ended
	September 30	December 31	March 31	June 30
	(Dollars in thousands)
Selected Operating Data:
Interest income	$38,601	$39,082	$38,223	$39,849
Interest expense	12,306	13,055	14,114	15,192
Net interest income	26,295	26,027	24,109	24,657
Reversal of provision for loan losses	(2,000)	—	—	—
Net interest income after provision for loan losses	28,295	26,027	24,109	24,657
Non-interest income	821	1,642	1,095	1,200
Non-interest expense	10,627	9,748	9,141	9,269
Income before income tax expense	18,489	17,921	16,063	16,588
Income tax expense	5,092	4,492	3,613	3,805
Net income	$13,397	$13,429	$12,450	$12,783
Basic Earnings per common share	$0.30	$0.31	$0.29	$0.29
Diluted Earnings per common share	$0.30	$0.31	$0.28	$0.29

	Fiscal 2018 Quarter Ended
	September 30	December 31	March 31	June 30
	(Dollars in thousands)
Selected Operating Data:
Interest income	$37,920	$38,052	$37,561	$39,293
Interest expense	10,276	10,444	10,608	11,572
Net interest income	27,644	27,608	26,953	27,721
Provision for loan losses	—	—	—	—
Net interest income after provision for loan losses	27,644	27,608	26,953	27,721
Non-interest income	975	623	981	1,015
Non-interest expense	9,516	10,213	9,762	10,019
Income before income tax expense	19,103	18,018	18,172	18,717
Income tax expense	7,107	14,048	4,747	5,214
Net income	$11,996	$3,970	$13,425	$13,503
Basic Earnings per common share	$0.27	$0.09	$0.30	$0.30
Diluted Earnings per common share	$0.27	$0.09	$0.30	$0.30
(21) Earnings Per Share

The following is a summary of the Company’s earnings per share calculations and reconciliations of basic to diluted earnings per share.

	For the Years Ended June 30,
	2019	2018	2017
	(in thousands, except for per share data)
Net income	$52,059	$42,894	$49,144

Weighted average common shares outstanding—basic	43,612	44,226	43,263
Effect of dilutive non-vested shares and stock options outstanding	595	848	1,246
Weighted average common shares outstanding—diluted	44,207	45,074	44,509
Earnings per share-basic	$1.19	$0.97	$1.14
Earnings per share-diluted	$1.18	$0.95	$1.10

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(22) Other Comprehensive Income

The components of comprehensive income, both gross and net of tax, are presented for the periods below (in thousands):

	Years ended June 30,
	2019	2018	2017
Gross:
Net income	$69,061	$74,010	$75,526
Other comprehensive income (loss)
Change in unrealized holding (loss) gain on securities available for sale	838	(1,182)	(2,795)
Reclassification adjustment for security losses (gains) included in net income	—	324	883
Change in unrealized gain (loss) on interest rate swaps	(16,573)	10,352	15,820
Amortization related to post-retirement obligations	33	35	402
Reclassification adjustment for derivative losses included in net income	—	—	8,112
Change in funded status of retirement obligations	—	503	1,482
Total other comprehensive (loss) income	(15,702)	10,032	23,904
Total comprehensive income	53,359	84,042	99,430
Tax applicable to:
Net income	17,002	31,116	26,382
Other comprehensive income (loss)
Change in unrealized holding (loss) gain on securities available for sale	256	(437)	(1,202)
Reclassification adjustment for security losses (gains) included in net income	—	140	381
Change in unrealized gain (loss) on interest rate swaps	(4,854)	3,556	6,839
Reclassification adjustment for derivative losses included in net income	—	—	3,498
Amortization related to post-retirement obligations	7	14	156
Change in funded status of retirement obligations	—	156	640
Total other comprehensive (loss) income	(4,591)	3,429	10,312
Total comprehensive income	12,411	34,545	36,694
Net of tax:
Net income	52,059	42,894	49,144
Other comprehensive income (loss)
Change in unrealized holding (loss) gain on securities available for sale	582	(745)	(1,593)
Reclassification adjustment for security losses (gains) included in net income	—	184	502
Change in unrealized gain (loss) on interest rate swaps	(11,719)	6,796	8,981
Reclassification adjustment for derivative losses included in net income	—	—	4,614
Amortization related to post-retirement obligations	26	21	246
Change in funded status of retirement obligations	—	347	842
Total other comprehensive (loss) income	(11,111)	6,603	13,592
Total comprehensive income	$40,948	$49,497	$62,736

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of tax, for the twelve months ended June 30, 2019 and 2018 (in thousands):

	Unrealized Holding Gains on Securities Available for Sale	Post Retirement Obligations	Unrealized Holding Gains on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss), Net of Tax
Balance at June 30, 2018	$(86)	$(314)	$11,623	$11,223
Net change	582	26	(11,719)	(11,111)
Reclassification due to adoption of ASU No. 2016-01	(658)	—	—	(658)
Balance at June 30, 2019	$(162)	$(288)	$(96)	$(546)

Balance at June 30, 2017	$438	$(569)	$3,651	$3,520
Net change	(561)	368	6,796	6,603
Reclassification due to adoption of ASU No. 2018-02	37	(113)	1,176	1,100
Balance at June 30, 2018	$(86)	$(314)	$11,623	$11,223

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following table sets forth information about the amount reclassified from accumulated other comprehensive income (loss) to the consolidated statement of income and the affected line item in the statement where net income is presented (in thousands).

		Year ended June 30,
Accumulated Other Comprehensive Income (Loss) Component	Affected line item in the Consolidated Statement of Income	2019	2018	2017
Reclassification adjustment for security losses (gains) included in net income	Net loss (gain) on sale of securities	$—	$324	$883
Reclassification adjustment for derivative losses included in net income	Net loss on termination of derivatives	—	—	8,112

Amortization related to post-retirement obligations (1)
Net loss		33	35	402
Compensation, payroll taxes and fringe benefits		33	35	402

Total before tax		33	359	9,397
Income tax expense (benefit)		7	154	4,035
Net of tax		$26	$205	$5,362

(1) These accumulated other comprehensive income (loss) components are included in the computations of net periodic benefit cost. See Note 14, Postretirement Benefits.

(23) Real Estate Joint Ventures, net

The Company accounted for investments in joint ventures under the equity method.  The balance reflected the cost basis of investments, plus the Company's share of income earned on the joint venture operations, less cash distributions, including excess cash distributions, and the Company's share of losses on joint venture operations.  Cash received in excess of the Company's recorded investment in a joint venture was recorded as unearned revenue in other liabilities.  As of June 30, 2016, the Company had ownership interest in one joint venture entity that owned an income-producing commercial rental property.  This entity was sold during 2017.  There were no proceeds from the sale of joint investments for the years ended June 30, 2019 and 2018.  Proceeds from the sale of joint investments for the year ended June 30, 2017 were $25.3 million resulting in gains of $20.9 million..

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(24) Revenue Recognition

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

The following table summarizes non-interest income for the periods indicated (in thousands):

	Year ended June 30,
	2019	2018	2017

Fees and service charges for customer services:
Service charges on deposits	$498	$495	$471
ATM and card interchange fees	527	509	532
Service charges on loans	630	406	205
Total fees and service charges	$1,655	$1,410	$1,208
Bank owned life insurance	2,434	2,492	2,618
Change in fair value of equity securities	(208)	—	—
Net losses on sale of debt securities available for sale	—	(324)	(826)
Net gain on sale of assets and loans	—	—	20,856
Net gains (losses) on sale of OREO	855	(2)	—
Net income from investments in joint ventures	—	—	769
Derivatives termination cost, net	—	—	(7,670)
Other income	22	18	13
Total non-interest income	$4,758	$3,594	$16,968

In scope:
Service charges on deposit accounts include account maintenance fees, overdraft fees, insufficient fund fees, wire fees, and other deposit related fees.

ATM and card interchange fees include:
·	fees generated when an Oritani cardholder uses a non-Oritani ATM
·	a non-Oritani cardholder uses an Oritani ATM
·	fees earned whenever the Bank's debit cards are processed through card payment networks such as Visa
·	fees earned through partnering with a third-party service firm to provide Oritani branded credit cards
Gain/loss on sale of OREO -  The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform its obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company may adjust the transaction price and related gain (loss) on sale if a significant financing component is present.

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

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(25) Recent Accounting Pronouncements

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

In March 2017, the FASB issued ASU 2017-07, "Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post-Retirement Benefit Cost." This update will require employers that sponsor defined benefit pension plans to present the service cost component of net periodic benefit cost in the same income statement line item as other employee compensation costs arising from services rendered during the period.  Other components of the net periodic benefit cost will be presented separately from the service cost component.  This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company adopted this guidance effective July 1, 2018. The other components of net periodic benefit cost are presented as a component of other non-interest expense. The adoption resulted in a reclassification of $1.4 million and $1.7 for the twelve months ended June 30, 2018 and 2017, respectively, from compensation and employee benefits to other expenses.

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

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)".  This ASU requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current accounting treatment.  This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and, for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases.  A modified retrospective transition is required under which comparative balance sheets from the earliest historical period presented will be revised to reflect what the financials would have looked like were the provisions of the update applied consistently in all prior periods. For public business entities, this ASU is effective for annual periods beginning after December 15, 2018, and interim periods therein.  Entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements.  The impact of adoption is less than 1% of total assets. The Company grossed up its consolidated balance sheet as a result of recognizing lease liabilities and right of use assets; the gross-up is under evaluation.  The Company adopted this standard effective July 1, 2019.

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

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The objective of this amendment is to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and IFRS. This update affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are in the scope of other standards. In August 2015, the FASB issued ASU 2015-14 to defer for one year the effective date of the new revenue standard. During 2016, the FASB issued further implementation guidance regarding revenue recognition. This additional guidance included clarification on certain principal versus agent considerations within the implementation of the guidance as well as clarification related to identifying performance obligations and licensing, assessing collectibility, presenting sales tax, measuring noncash consideration, and certain transaction matters. The requirements are effective for annual periods and interim periods within fiscal years beginning after December 15, 2017. The Company's primary revenue source is net interest income on financial instruments and, to a lesser extent, non-interest income. The guidance does not apply to revenue associated with loans (ASC310 Receivables) securities (ASC320 Debt and Equity Securities), derivatives (ASC 815 Derivatives and Hedging), leases (ASC 840/842), and bank owned life insurance ("BOLI") (ASC 325 Investments in insurance contracts), which are accounted for under U.S. GAAP. The Company adopted this standard effective July 1, 2018. The adoption of this guidance did not have a significant impact on the Company's consolidated financial statements, but resulted in additional footnote disclosures, including a disaggregation of certain categories of revenue (see Note 24 - "Revenue Recognition").

Index
ORITANI FINANCIAL CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(26) Pending Business Combinations

On June 25, 2019, Valley National Bancorp (“Valley”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Oritani Financial Corp. (“Oritani”), providing for the merger of Oritani with and into Valley, with Valley as the surviving entity (the “Merger”). Immediately following the Merger, Oritani Bank, a New Jersey state-chartered savings bank and wholly-owned subsidiary of Oritani, will merge with and into Valley National Bank, a national banking association and wholly-owned subsidiary of Valley, with Valley National Bank surviving the merger.

Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each share of common stock of Oritani will be converted into 1.60 shares of Valley common stock, subject to the payment of cash in lieu of fractional shares. Outstanding Oritani stock options will be converted into options to acquire Valley common stock with the conversion and exercise price to be adjusted to reflect the exchange ratio. Oritani restricted stock will vest and will be converted into the right to receive, at the effective time of the Merger, the same consideration as holders of Oritani common stock are receiving in the Merger. Kevin J. Lynch, director, Chief Executive Officer and President of Oritani, is expected to be appointed to serve as a director of Valley and Valley National Bank as of the effective time of the Merger.

The Merger Agreement contains representations, warranties, and covenants of Valley and Oritani, including, among others, a covenant that requires (i) each of Valley and Oritani to conduct its business in the ordinary course and consistent with past practice during the period between the execution of the Merger Agreement and consummation of the Merger and (ii) Oritani to not engage in certain kinds of transactions during such period (without the prior written consent of Valley). Oritani has also agreed, subject to certain exceptions generally related to the Board’s evaluation and exercise of its fiduciary duties, to not (i) solicit proposals relating to alternative business combinations or (ii) enter into discussions or negotiations or provide confidential information in connection with any proposals for alternative business combinations.

The Merger Agreement provides certain termination rights for both Valley and Oritani. In the event Valley’s volume-weighted average share price during the 10 trading day period ending on the trading date immediately preceding the date on which the last required approval of a governmental entity is obtained with respect to the Merger has decreased by more than 20% overall and by more than 20% relative to the KBW Nasdaq Regional Banking Index compared to Valley’s volume-weighted average share price during the 10 trading day period ending on the day immediately preceding date of the Merger Agreement, then Oritani may elect to terminate the Merger Agreement unless Valley increases the exchange ratio in accordance with the Agreement. The Merger Agreement further provides that upon termination of the Merger Agreement under certain circumstances Oritani will be obligated to pay Valley a termination fee of $28 million and/or Valley’s reasonable out of pocket expenses up to $1.8 million. If the Merger Agreement is terminated under other certain circumstances, Valley will be obligated to pay Oritani up to $1.8 million of Oritani’s reasonable out of pocket expenses.

Completion of the Merger is subject to various conditions, including (i) receipt of the requisite approval (a) of the Merger by stockholders of Oritani and (b) of the issuance of Valley common stock in the Merger by stockholders of Valley, (ii) receipt of regulatory approvals, (iii) the absence of any law or order prohibiting the closing, and (iv) effectiveness of the registration statement to be filed by Valley with respect to the capital stock to be issued in the Merger. In addition, each party’s obligation to consummate the Merger is subject to certain other conditions, including the accuracy of the representations and warranties of the other party and compliance of the other party with its covenants in all material respects.

The Merger Agreement also contains representations and warranties that the parties have made to each other as of specific dates. Except for its status as a contractual document that establishes and governs the legal relations among the parties with respect to the Merger described therein, the Merger Agreement is not intended to be a source of factual, business or operational information about the parties. The representations and warranties contained in the Merger Agreement were made only for purposes of that agreement and as of specific dates, may be subject to a contractual standard of materiality different from what a stockholder might view as material, may have been used for purposes of allocating risk between the respective parties rather than establishing matters as facts, may have been qualified by certain disclosures not reflected in the Merger Agreement that were made to the other party in connection with the negotiation of the Merger Agreement and generally were solely for the benefit of the parties to that agreement.

(a)(2) Financial Statement Schedules
None.

(a)(3) Exhibits

2.1	Agreement and Plan of Merger, dated as of June 25, 2019, between Valley National Bancorp and Oritani Financial Corp.*****
3.1	Certificate of Incorporation of Oritani Financial Corp.*
3.2	Bylaws of Oritani Financial Corp.*
4.1	Form of Common Stock Certificate of Oritani Financial Corp.*
4.2	Description of the capital stock of Oritani Financial Corp.*
10.1	Employment Agreement between Oritani Financial Corp. and Kevin J. Lynch**, ****
10.2	Form of Employment Agreement between Oritani Financial Corp. and Executive Officers**, ****
10.3	Oritani Bank Director Retirement Plan**, ****
10.4	Oritani Bank Benefit Equalization Plan**, ****
10.5	Oritani Bank Executive Supplemental Retirement Income Agreement**, ****
10.6	Form of Employee Stock Ownership Plan**, ****
10.7	Director Deferred Fee Plan**, ****
10.8	Oritani Financial Corp. 2007 Equity Incentive Plan*, ****
10.9	Oritani Financial Corp. 2011 Equity Incentive Plan***, ****
10.10	Form of Voting Agreement*****
21	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
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

***	Incorporated by reference to the Company's Proxy Statement for the 2011 Special Meeting of Stockholders filed with the Securities and Exchange Commission on June 27, 2011 (File No. 001-34786).
****	Management contract, compensatory plan or arrangement.
*****	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (File No. 0001-34786), originally filed with the Securities and Exchange Commission on June 26, 2019.
******	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 0001-34786), originally filed with the Securities and Exchange Commission on June 26, 2019.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORITANI FINANCIAL CORP.

Date:	August 28, 2019	By:	/s/ Kevin J. Lynch
Kevin J. Lynch
Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin J. Lynch	Director, Chief Executive Officer and President	August 28, 2019
Kevin J. Lynch	(Principal Executive Officer)

/s/ John M. Fields, Jr.	Director, Executive Vice President	August 28, 2019
John M. Fields, Jr.	and Chief Financial Officer

/s/ Ann Marie Jetton	Sr. Vice President and Principal	August 28, 2019
Ann Marie Jetton	Accounting Officer

/s/ Nicholas Antonaccio	Director	August 28, 2019
Nicholas Antonaccio

/s/ James J. Doyle, Jr.	Director	August 28, 2019
James J. Doyle, Jr.

/s/ Robert S. Hekemian, Jr.	Director	August 28, 2019
Robert S. Hekemian, Jr.

/s/ Harvey R. Hirschfeld	Director	August 28, 2019
Harvey R. Hirschfeld

/s/Judith Schumacher-Tilton	Director	August 28, 2019
Judith Schumacher-Tilton

/s/ John J. Skelly, Jr.	Director	August 28, 2019
John J. Skelly, Jr.