Form 10-K/A
period 2019-06-30
Oritani Financial Corp
filed 2019-09-13
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1 to Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File No. 001-34786

Oritani Financial Corp.
(Exact Name of Registrant as Specified in its Charter)

Delaware	30-0628335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

370 Pascack Road, Township of Washington	07676
(Address of principal executive offices)	(Zip code)

(201) 664-5400
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of September 4, 2019, there were 56,245,065 shares of the Registrant’s common stock, par value $0.01 per share, issued and 45,100,052 shares outstanding.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on December 31, 2018, as reported by the Nasdaq Global Market, was approximately $579.8 million.

FORM 10-K/A

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report of Oritani Financial Corp. on Form 10-K/A, or this Form 10-K/A, amends our Annual Report on Form 10-K for the year ended June 30, 2019, which was originally filed with the Securities and Exchange Commission, or SEC, on August 28, 2019, or the Original Form 10-K. This Form 10-K/A is being filed for the sole purpose of providing information required by Part III of Form 10-K that was not included in the Original Form 10-K. The Part III information may be incorporated by reference from our definitive proxy statement, or if such proxy statement is not filed with the SEC within 120 days after the end of our fiscal year, such information may be included in an amendment to the Form 10-K.

Except as expressly noted herein, this Form 10-K/A does not modify or update in any way the disclosures made in the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K.

As used in this Form 10-K/A, “Oritani,” the “Company,” “we,” “us” and “our” refer to Oritani Financial Corp. and its consolidated subsidiaries, principally Oritani Bank, or the Bank.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following is a summary of the relevant business experience for each of the Company’s directors and executive officers.  All directors have held their present positions for at least five years unless otherwise stated.  Each director is also a director of Oritani Bank.

Directors

Terms to Expire 2019
Nicholas Antonaccio, age 72, has been a director since 1994.
Mr. Antonaccio is President of CMA Enterprises LLC, a financial advisory firm founded by Mr. Antonaccio in 2000.  Previously, Mr. Antonaccio was the chief financial officer at a variety of public and private companies, including serving for five years as Senior Vice President and Chief Financial Officer of Copelco Capital, Inc.  Mr. Antonaccio has extensive financial and public company expertise, with responsibilities that have spanned all major areas of financial management, including financial operations and contract, tax, treasury, financial planning, credit, information technology, human resources and risk management. Mr. Antonaccio is the Lead Independent Director and Chairman of the Audit Committee.
Skills and Qualifications:  Mr. Antonaccio has expertise in financial analysis and risk assessment and management skills and has the requisite qualifications to be designated as an audit committee financial expert under the SEC’s rules and regulations. Mr. Antonaccio is Chairman of the Company’s Audit Committee.
Harvey R. Hirschfeld, age 71, has been a director since 2014.
Mr. Hirschfeld is President and Director of Brooklyn, New York-based Plaintiff Funding Holding Inc. (d/b/a “LawCash”).  Mr. Hirschfeld is a graduate of Farleigh Dickinson University and has more than 35 years of experience in consumer and commercial lending as well as financial administration.  Mr. Hirschfeld also serves as Chairman of the American Legal Finance Association.  Mr. Hirschfeld previously served as Senior Vice President, Chief Operating Officer and a Director of HealthShield Capital Corporation and as Senior Vice President, Chief Operating Officer and Director of Franklin Credit Management Corporation, a publicly traded company specializing in real estate mortgage and portfolio acquisitions.  Mr. Hirschfeld is a member of the Board of Directors of Union County College.
Skills and Qualifications:  Mr. Hirschfeld has extensive experience in financial analysis and risk management. He is Chairman of the Company’s Risk Committee.
Kevin J. Lynch, age 73, has been a Director since 1990.
Mr. Lynch has been the President and Chief Executive Officer of Oritani Bank since 1993 and served as President and Chief Executive Officer of Oritani Financial Corp. since its creation in 1998.  Mr. Lynch is the President and a director of the OritaniBank Charitable Foundation.  Mr. Lynch is also a director of Pentegra Services Inc., a national provider of full-service retirement programs.  Mr. Lynch is a former Chairman of the New Jersey League of Community and Savings Bankers and served as a member of its Board of Governors for several years, a former director of the FHLB-NY and served on its Executive, Compensation, and Housing Committees, and also served on the Board of Directors of Thrift Institutions Community Investment Corp.  Mr. Lynch is a member of the Professional Development and Education Committee of the American Bankers Association.  He is a member of the American Bar Association and a former member of the Board of Directors of Bergen County Habitat for Humanity.  Mr. Lynch is a licensed attorney in the State of New Jersey.

Skills and Qualifications:  Mr. Lynch’s extensive banking experience and knowledge of financial markets enhance the breadth of experience of our Board of Directors.
Terms to Expire 2020
James J. Doyle, Jr., age 69, is retired and has been a director since 1998.
Mr. Doyle was the President and Chief Executive Officer of Chilton Memorial Hospital from 1991 until 2004, and also as a consultant to The Chilton Memorial Hospital’s Foundation Board until 2008.  Mr. Doyle has also served as Executive Vice President of Atlantic Health System from 1994 until 1998, and Executive Vice President of the Valley Health System from 1998 until 2002.  Mr. Doyle has significant executive management experience, overseeing administrative, finance, marketing and human resources activities.  Mr. Doyle has a Bachelors Degree from Manhattan College and a Masters Degree in Hospital Administration from Columbia University.  He has served on numerous charitable and healthcare boards.
Skills and Qualifications:  Mr. Doyle has over 30 years of business management experience and he is Chairman of the Nominating, Corporate Governance and Compliance Committee.
John J. Skelly, Jr., age 79, has been a director since 1999.
Mr. Skelly is the President and Chief Executive Officer of West Side Management, which owns and manages affordable and low-income housing developments located in New Jersey, New York and Maryland.  Mr. Skelly also served as the Deputy Commissioner of Housing for the City of New York and was a founding Board Member for Habitat for Humanity of Greater Jersey City.  Mr. Skelly has extensive experience with real estate development and finance.
Skills and Qualifications:  Mr. Skelly has extensive expertise in the ownership and operation of multifamily housing, the financing of which is a key part of the Company’s business model. Mr. Skelly is Chairman of the Compensation and Human Resources Committee.
Judith Schumacher Tilton, age 72, has been a director since 2018.
Ms. Schumacher Tilton is the President of Schumacher Chevrolet Auto Group, which consists of five Chevrolet dealerships and one Buick dealership, all located in northern New Jersey.  Ms. Schumacher Tilton has received numerous awards including being a two-time recipient of GM’s Women’s Retail Performance Award, a four-time recipient of the Women’s Choice Award and the Northeast Regional TIME Dealer of the Year.  In addition, Ms. Schumacher Tilton currently serves on the Board of Montclair State University and serves (and served) on various automotive-related trade groups.  She has received many community service awards and established the Give the Kids Hope Foundation, Inc., which supports educational and recreational opportunities for underprivileged children in New Jersey.
Skills and Qualifications:  Ms. Schumacher Tilton’s business expertise and market knowledge provide valuable insight to the Board of Directors.

Terms to Expire 2021

John M. Fields, Jr., age 56, has been a director since 2016.
Mr. Fields has been employed by the Company since 1999 and currently serves as Executive Vice President and Chief Financial Officer.  He is also responsible for information technology, investor relations, electronic banking and deposit operations, as well as investment and treasury functions.  Prior to 1999, Mr. Fields was chief accounting officer and controller at a local publicly-traded financial institution.  He has over 30 years of experience in banking, accounting and financial and public company reporting. Mr. Fields is a former director of the Bergen County Habitat for Humanity and is active in local civic organizations.  Mr. Fields is a Certified Public Accountant.

Skills and Qualifications:  Mr. Fields has extensive financial management and public company reporting expertise and is a key member of the Company’s management team.
Robert S. Hekemian, Jr., age 59, has been a director since 1999.
Mr. Hekemian has been with the 79-year-old, family-owned Hekemian & Co., Inc. since 1982, becoming President and Chief Operating Officer in 2004.  Hekemian & Co. and its affiliates own, manage and develop apartments, shopping centers and mixed-use projects primarily throughout New Jersey, Maryland, Virginia, New York and Pennsylvania.  Mr. Hekemian is a Director of First Real Estate Investment Trust of New Jersey, and a Director of the OritaniBank Charitable Foundation and is a former director of Hackensack Hospital.  Mr. Hekemian has been involved in all aspects of real estate development and acquisitions throughout his career.  Mr. Hekemian is Chairman of the Loan Committee.

Skills and Qualifications:  Mr. Hekemian has extensive knowledge of all aspects of commercial real estate which is a key focus of the Company’s business plan.

Executive Officers of the Bank Who Are Not Also Directors
The business experience for the past five years of each of our executive officers who are not directors is set forth below. Unless otherwise indicated, the executive officer has held his or her position for the past five years.
Louis A. Manderino, age 64, has been employed by Oritani Bank since 2010.  Effective September 2016, Mr. Manderino serves as Executive Vice President, Chief Credit Officer and Chief Risk Officer.  Prior to joining Oritani, Mr. Manderino served as Chief Credit Officer at a local financial institution.
Kurt Breitenstein, age 51, began employment with the Company in October 2016 as a Senior Vice President and Commercial Lending Officer.  In January 2018, Mr. Breitenstein was promoted to Executive Vice President and Chief Lending Officer.  As such, he is responsible for overseeing all aspects of the retail and commercial lending operations of Oritani Bank, including originations, portfolio growth and developing strategies to enhance the bank’s market share and profitability. Mr. Breitenstein has over 25 years credit and lending experience.
Philip M. Wyks, age 65, has been employed by the Company since 1976 and currently serves as Senior Vice President and Secretary.  Mr. Wyks is also responsible for facilities management.  In addition, Mr. Wyks is a former director of Thrift Institutions Community Investment Corporation, a subsidiary of the New Jersey League of Community Bankers.
Michele M. Calise, age 61, began employment with the Company in 2016.   She currently serves as Senior Vice President and Retail Banking Officer.  Ms. Calise has a long history in commercial banking where she oversaw all sales and service activities for over 90 branches in New Jersey and New York.  Over the five year period prior to joining Oritani, Ms. Calise served as a Senior Vice President and Chief Retail Officer at a local institution and as a branch manager at another local institution.
David Garcia, age 55, has been employed by Oritani Bank since 2008 and currently serves as Managing Director of the Bank’s subsidiary, Oritani Finance Company.  Prior to joining Oritani, Mr. Garcia served as a director-level officer at a New York investment bank.  Mr. Garcia has over 25 years of lending experience.

Ann Marie Jetton, age 53, has been employed by Oritani Bank since 2000 and currently serves as Senior Vice President and Principal Accounting Officer.  Prior to that, Ms. Jetton served as Controller at a local publicly-traded financial institution.
Anne Mooradian, age 58, has been employed by Oritani Bank since 1985 and currently serves as Senior Vice President and Human Resources Officer.  Ms. Mooradian has also held branch retail positions at Oritani Bank.
Paul M. Cordero, age 64, has been employed by Oritani Bank since 1980 and currently serves as Vice President and is responsible for loan servicing.

Paul C. Skinner, age 57, began employment with the Company in 2008 as Vice President and Chief Information Officer.  Prior to that, Mr. Skinner served as Senior Vice President of information technology and operations at a local financial institution.  Mr. Skinner is responsible for information technology, deposit operations, electronic banking and also serves as the Company’s privacy officer.
Amy Lubow, age 57, began employment with the Company in 2017 as Vice President and Chief Compliance Officer.  Prior to that, Ms. Lubow served as Managing Director and Business Compliance Officer for a New York financial institution for over 16 years.  Ms. Lubow has over 25 years of audit and regulatory compliance experience.
Corporate Governance and Code of Ethics
The Company periodically reviews its corporate governance policies and procedures to ensure that the Company meets the highest standards of ethical conduct, reports results with accuracy and transparency, and maintains full compliance with the laws, rules and regulations that govern the Company’s operations.  As part of this periodic corporate governance review, the Board of Directors reviews and adopts what it believes to be best corporate governance policies and practices for the Company.
The Company has adopted corporate governance guidelines to govern certain activities, including: the duties and responsibilities of directors; the composition, responsibilities and operation of the Board of Directors; the selection of a Chairman of the Board of Directors; the operation of board committees; succession planning; convening executive sessions of independent directors; the Board of Directors’ interaction with management and third parties; and the evaluation of the performance of the Board of Directors and of the Chief Executive Officer.
Our Chief Executive Officer, Chief Financial Officer, executive vice presidents and directors are bound by a Code of Ethics for Executive Officers and Directors of Oritani Financial Corp. (“Executive Code of Ethics”). In addition, all employees of the Company and Oritani Bank, including executive officers, are subject to a separate Code of Ethics Policy. Among other things, each of the Code of Ethics Policy and Executive Code of Ethics includes provisions regarding honest and ethical conduct, conflicts of interest, full and fair disclosure and compliance with law.

The codes of ethics, corporate governance guidelines and certain other Company policies are available through links under the Investor Relations tab on the Company’s website at www.oritani.com.  Amendments to and waivers from the codes of ethics and the corporate governance guidelines for directors and executive officers are disclosed on the Company’s website.

Section 16(a) Beneficial Ownership Reporting Compliance

Oritani Financial Corp. common stock is registered with the SEC pursuant to Section 12(b) of the Securities Exchange Act of 1934 (the “Exchange Act”).  The officers and directors of the Company and beneficial owners of greater than 10% of the Common Stock are required to file reports on Forms 3, 4 and 5 with the SEC disclosing beneficial ownership and changes in beneficial ownership of the Common Stock.  SEC rules require disclosure in the Company’s Proxy Statement or Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of the Common Stock to file a Form 3, 4, or 5 on a timely basis.  Based on the Company’s review of ownership reports, the Company believes that no officer, director or beneficial owner of greater than 10% of the Company’s common stock failed to file ownership reports on a timely basis during the fiscal year ended June 30, 2019.

Audit Committee
The Audit Committee, consisting of Messrs. Antonaccio (Chair), Doyle, Hekemian, Hirschfeld and Skelly, and Ms. Schumacher Tilton, is responsible for providing oversight relating to our financial statements and financial reporting process, systems of internal accounting and financial controls, internal audit function, annual independent audit and the compliance and ethics programs established by management and the Board.  Each member of the Audit Committee is independent in accordance with the listing standards of the Nasdaq Stock Market and under Securities and Exchange Commission Rule 10A-3.  The Board of Directors believes that Mr. Antonaccio qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations of the Securities and Exchange Commission.  The Audit Committee met eight times in fiscal 2019.

The duties and responsibilities of the Audit Committee include, among other things:
•	sole authority for retaining, evaluating and removing the Company’s independent registered public accounting firm to audit the annual financial statements;
•
in consultation with the independent registered public accounting firm and the internal auditor, reviewing the integrity of Oritani Financial Corp.’s financial reporting processes, both internal and external;

•	reviewing the financial statements and the audit report with management and the independent registered public accounting firm;
•	reviewing earnings and financial releases and quarterly and annual reports filed with any governmental body; and
•	reviewing and pre-approving engagements for audit and non-audit services by the independent registered public accounting firm.

The Audit Committee reports to the Board of Directors on its activities and findings.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation and Human Resources Committee Interlocks and Insider Participation
Our Compensation and Human Resources (“CHR”) Committee determined the salaries paid to the Chief Executive Officer and those executive officers who report directly to the Chief Executive Officer.  None of the members of the CHR Committee was an officer or employee of Oritani Financial Corp. or Oritani Bank during the fiscal year ended June 30, 2019 or is a former officer of Oritani Financial Corp. or Oritani Bank. Each member is an independent director under applicable Nasdaq rules.
During the fiscal year ended June 30, 2019: (i) no executive of Oritani Financial Corp. served as a member of the CHR Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the CHR Committee of Oritani Financial Corp.; (ii) no executive officer of Oritani Financial Corp. served as a director of another entity, one of whose executive officers served on the CHR Committee of Oritani Financial Corp.; and (iii) no executive officer of Oritani Financial Corp. served as a member of the CHR Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of Oritani Financial Corp.
Compensation and Human Resources Committee Report
The CHR Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis that is required by the rules established by the Securities and Exchange Commission. Based on such review and discussions, the CHR Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.
The Compensation and Human Resources Committee
John J. Skelly, Jr (Chair)    Nicholas Antonaccio
James J. Doyle    Robert S. Hekemian, Jr.   Harvey R. Hirschfeld     Judith Schumacher Tilton

Compensation Discussion and Analysis (CD&A)
Private Securities Litigation Reform Act Safe Harbor Statement

This CD&A contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act. These statements may be identified by the use of the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “outlook,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar terms and phrases, including references to assumptions.

Forward-looking statements are based on various assumptions and analyses made by us in light of our management’s experience and perception of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors (many of which are beyond our control) that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. These factors include, without limitation, the following:

•	the timing and occurrence or non-occurrence of events that may be subject to circumstances beyond our control;
•	increases in competitive pressure among financial institutions or from non-financial institutions;
•	changes in the interest rate environment;
•	changes in deposit flows, loan demand or collateral values;
•	changes in accounting principles, policies or guidelines;
•	changes in general economic conditions, either nationally or locally in some or all areas in which we do business, or conditions in the real estate or securities markets or the banking industry;
•	legislative or regulatory changes.;
•	supervision and examination by the Federal Deposit Insurance Corporation, the New Jersey Department of Banking and Insurance and the Board of Governors of the Federal Reserve System;
•	effects of changes in existing U.S. government or government-sponsored mortgage programs;
•	our ability to successfully implement technological changes;
•	our ability to successfully consummate new business initiatives;
•	litigation or other matters before regulatory agencies, whether currently existing or commencing in the future;
•	our ability to implement enhanced risk management policies, procedures and controls commensurate with shifts in our business strategies and regulatory expectations;
•
the actual results of our proposed merger with and into Valley National Bancorp, Inc. could vary materially as a result of a number of factors, including the possibility that various closing conditions for the transaction may not be satisfied or waived, and the merger agreement could be terminated under certain circumstances;

•	the potential impact of the announcement of the proposed merger with and into Valley National Bancorp, Inc. on relationships with third parties, including customers, employees and competitors;
•	business disruption following the proposed merger with and into Valley National Bancorp, Inc.;
•	difficulties and delays in integrating Oritani and Valley National Bancorp, Inc. businesses or fully realizing cost savings and other benefits; and
•	delays in closing the merger with and into Valley National Bancorp, Inc.

We have no obligation to update any forward-looking statements to reflect events or circumstances after the date of this document.

Pending Merger with Valley National Bancorp
On June 25, 2019, Oritani entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Valley National Bancorp (“Valley”), a New Jersey corporation. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Oritani will merge with and into Valley, with Valley as the surviving corporation in the merger (the “Merger”). Immediately following the Merger, Oritani’s wholly owned subsidiary, Oritani Bank, will merge with and into Valley’s wholly owned subsidiary, Valley National Bank, with Valley National Bank the surviving entity in the merger (the “Bank Merger”). The Merger Agreement was unanimously approved and adopted by the Board of Directors of each of Oritani and Valley. Completion of the Merger is subject to receipt of the approvals of the shareholders of each of Oritani and Valley, applicable regulatory approvals and other customary closing conditions.

Oritani and Valley agreed to covenants set forth in the Merger Agreement with respect to the completion of the Merger and their respective operations during the pendency of the Merger. With respect to Oritani’s compensation and benefits practices, prior to the effective time of the Merger (or earlier termination of the Merger Agreement), subject to specified exceptions, Oritani may not, and Oritani may not permit any of its subsidiaries to, without the prior written approval of Valley (such consent not to be unreasonably withheld), undertake the following:

•	issue or grant any option, warrant, call, commitment, subscription, right to purchase or agreement of any character relating to the authorized or issued capital stock of Oritani;

•
except for retention payments paid pursuant to the Merger Agreement, (A) grant any severance or termination pay (other than severance or termination pay pursuant to the Oritani benefit plans in effective on the date hereof or severance pay consistent with past practice) to, (B) enter into or amend any employment agreement with, any of its directors, officers or employees, adopt any new employee benefit plan or arrangement of any type or amend any such existing benefit plan or arrangement (other than amendments required to comply with applicable law and regulations) or (C) grant any salary or wage increase or increase any employee benefit or pay any incentive, commission or bonus payments, or grant any equity compensation except (1) for normal increases in base compensation to employees, including officers, in the ordinary course of business consistent with past practice and pursuant to written policies currently in effect, provided that such increases shall not result in an annual increase in total annual cash compensation of more than 3% for any individual or 3% in the aggregate for all employees of Oritani (provided, however, the 3% individual limit shall not apply to any employee whose annual compensation is less than $100,000), (2) to satisfy written contractual obligations existing as of the date of the Merger Agreement and (3) for an annual bonus payment paid to any individual employee pursuant to written policies currently in effect and as to executive officers; and

•	agree to do any of these prohibited actions.

The Merger Agreement also provides that Valley shall honor all of Oritani’s benefit plans, including employment agreements and change of control agreements, except as follows:

•
within 30 days prior to the closing of the Merger, the Amended and Restated 2005 Directors Deferred Fee Plan and the Amended and Restated Directors’ Retirement Plan (the “Director Retirement Plan”) will be terminated by Oritani, as directed by Valley and the accumulated benefits due under the plans will be paid to each participant in a cash lump sum within 12 months thereafter;

•
the Oritani Bank Employee Stock Ownership Plan (the “ESOP”) will be terminated and the outstanding loan to the ESOP will be paid by the ESOP by delivering a sufficient number of unallocated shares to the lender, which is Oritani, and the remaining unallocated shares will be allocated to active plan participants pro-rata as earnings;

•
five non-employee directors under the Director Retirement Plan and Kevin Lynch under the Senior Officer Post-Retirement Plan (the “Officer Retiree Health Plan”) will be paid an aggregate payment of $3.0 million by Valley to terminate its future retiree health obligations to them following the Merger;

•
in connection with the Merger, the Named Executive Officers will be awarded under the Executive  Officer Incentive Plan a bonus at maximum achievement for the fiscal year ended June 30, 2019, and a pro-rata bonus at target level for the fiscal year ended on June 30, 2020, based on the number of days through the closing date of the Merger; and

•
The rate of interest paid on deferred compensation under the Benefit Equalization plan will be reduced to a rate commensurate to the rate paid by Valley on similar liabilities (which is currently equal to 3 month Libor plus 200 basis points).

Fiscal 2019 Financial Performance

Oritani has been a strong and profitable company and has generally performed in the top quartile of its peer group for many key financial metrics every year since its conversion to a public company.  Strong earnings performance continued in fiscal 2019.  However, loan and deposit growth were below expectations.  Disappointing results regarding growth also occurred in fiscal 2018.  As discussed in prior public releases, intense competition for commercial real estate loans as well as for retail deposits was encountered in both of these fiscal periods. The Company also experienced substantial prepayments of existing commercial real estate loans as existing borrowers refinanced loans with other lenders, often at rates, terms and conditions which were not in the long term best interest of the Company and its shareholders to match.  Despite our strong net income and return on average assets, our financial performance did not merit the maximum incentive compensation level.  However, as a result of our pending merger with Valley, the maximum achievement for the fiscal year ended June 30, 2019 was considered attained in accordance with the terms of our Annual Incentive Plan.  The highlights of our Fiscal 2019 Performance include:
•	Net income of $52.1 million.
•	Return on average assets of 1.27% (in the top quartile of our peers) and return on average equity of 9.60%.
•	Efficiency ratio of 36.64% (the top performer in our peer group)
•	Basic earnings per share of $1.19.
•	Dividends of $1.15 per share paid in the fiscal year.

Despite the recent growth results, we had previously demonstrated a prolonged ability to increase the loan and deposit portfolios, as detailed in the chart below:
	Loans, net		Deposits
Date	Balance	Annual Growth	Balance	Annual Growth
6/30/2019	3,491,322	(1.4)%	2,923,244	0.3%
6/30/2018	3,540,903	(0.7)%	2,915,128	2.1%
6/30/2017	3,566,703	13.9%	2,856,478	26.4%
6/30/2016	3,131,957	13.6%	2,260,003	15.1%
6/30/2015	2,756,212	10.1%	1,962,737	24.1%
6/30/2014	2,503,894	10.0%	1,580,975	11.4%
6/30/2013	2,275,782		1,419,703

Average Growth Rate
			Loans	7.6%
			Deposits	13.2%

We consider our ultimate measure of performance to be our return on average assets.  While we have delivered strong results in this area, as detailed in the chart below, we have also significantly exceeded median peer results for this measurement (peer data per S&P Global Market Intelligence).
Return on Average Assets
Twelve Months Ended	Oritani Result	Peer Median
6/30/2019	1.27%	1.00%
6/30/2018	1.04%	0.88%
6/30/2017	1.64%	0.87%
6/30/2016	1.44%	0.90%
6/30/2015	1.40%	0.90%

Compensation Philosophy and Objectives
The goal of the Executive Compensation Program is to enable the Company to attract, develop, and retain strong executive officers capable of maximizing the Company’s performance for the benefit of its stockholders.  The Company’s compensation philosophy is to provide competitive compensation opportunities that are aligned with its financial performance and the generation of value for stockholders through stock-price appreciation.  The Company’s focus is on retaining and motivating key executives, maintaining profitability, asset quality and loan growth, while controlling expenses.  In recent years, the Company has refined its compensation philosophy to emphasize the current use of annual cash incentives (i.e., versus stock compensation) and thereby focus and balance management’s attention not only on long-term value creation, but also on the achievement of annual business plan objectives. The Company believes that previous equity awards (i.e., stock compensation) under the 2011 Equity Incentive Plan, as well as the Oritani Bank Employee Stock Ownership Plan, have been effective in providing management with strong economic incentives to increase shareholder value, and served the Company well by ensuring the retention of key executives. The Company’s compensation philosophy has been adjusted to emphasize cash incentive opportunities among its top officers.  The Company believes that previous stock awards combined with current cash incentives provide a balanced and effective overall executive compensation program.
This discussion is focused specifically on the compensation of our Named Executive Officers, each of whom is named in the Summary Compensation Table which appears later in this section.

Roles of the Compensation and Human Resources Committee and Executive Officers
The CHR Committee assists the Board of Directors in discharging its responsibilities regarding the Company’s compensation and benefit plans and practices.  Authority granted to the CHR Committee is established in its charter, which is available through links under the Investor Relations tab on the Company’s website at www.oritani.com.  One of the responsibilities of the CHR Committee is to provide, on an annual basis, final approval of the significant components of the total compensation of the Named Executive Officers.  In making these determinations, the CHR Committee considered the Named Executive Officer’s level of job responsibility, the compensation paid by peers for similar levels of responsibility, industry survey data regarding executive compensation, the financial condition and performance of the Company, and an assessment of the Named Executive Officer’s individual performance.  The CHR Committee also strongly considered the recommendations of the Chief Executive Officer regarding the other Named Executive Officers.  Input from the Chief Executive Officer was critical in ensuring that the CHR Committee had the information needed to make informed compensation decisions.  The Chief Executive Officer participates in compensation-related activities purely in an informational and advisory capacity and he presents the other Named Executive Officers’ performance summaries and recommendations relating to their compensation to the CHR Committee for its review and approval.  The Chief Executive Officer does not provide any input or attend any portion of meetings related to the evaluation of his performance and the determination of his compensation.

Use of Outside Advisors and Survey Data.  For our 2019 fiscal year, as in prior years, the CHR Committee used industry survey data from an independent source to assist it in performing its duties.  The independent source of industry survey data utilized by the CHR Committee was the Crowe 2018 NJBA Bank Compensation and Benefits Survey, New Jersey Survey Report.  This report provides timely and reliable information on wages, salaries, employee benefits, and compensation practices and trends for financial institutions in our market area.  The CHR Committee also obtained and utilized industry survey data from a report compiled by Pearl Meyer.  In addition, the CHR Committee engaged an independent compensation consultant to assist the CHR Committee in reviewing its compensation arrangements for the Named Executive Officers.  The consultant produced a peer compensation analysis that was used for the 2019 fiscal year and is dated September 18, 2018.  The CHR Committee approved the peer comparators utilized in the report.  The CHR Committee believed that the selected peer banking institutions should represent an appropriate group of comparator companies including many of the Company’s direct business competitors (i.e., those companies with whom Oritani competes for banking customers, as well as those companies with whom Oritani competes for management-level talent), and also other companies that are deemed to be reasonable comparators based on their asset size, their mix of banking business, and other organizational and financial characteristics that are similar to those of the Company.  The peers selected were all publicly traded financial institutions that were considered reasonable competitors based on size, profitability, market capitalization, lines of business and regional location and considered appropriate peers as of the date of the report.  The specific peer group consisted of:

•
Bridge Bancorp, Inc.; Brookline Bancorp, Inc.; ConnectOne Bancorp, Inc.; Dime Community Bancshares; Flushing Financial Corp.; First of Long Island Corp.; Kearny Financial Corp.; Lakeland Bancorp, Inc.; Northfield Bancorp, Inc.; OceanFirst Financial Corp.; Peapack-Gladstone Financial Corp.; Tompkins Financial Corp.; Trustco Bank Corp. NY; United Financial Bancorp, Inc. and WSFS Financial Corp.

The peer median and average compensation were important factors that were considered by the CHR Committee when contemplating adjustments to the Named Executive Officers’ salary.  The CHR Committee decided that the acceptable range for base salary increases for the Named Executive Officers was from 0 to 10%.  This range was also used in the prior fiscal year.

Due to the pending Merger with Valley, no base salary adjustments are contemplated for the Named Executive Officers for fiscal 2020.  Accordingly, the CHR Committee has not engaged a compensation consultant for fiscal year 2020.

Elements of the Compensation Package
The Company’s 2019 fiscal year compensation program for Named Executive Officers consisted of base salary, annual cash incentives, the partial vesting of previously awarded equity incentive awards (such as stock options and restricted stock awards) based on the Named Executive Officers continued service in accordance with the terms of the awards, a comprehensive benefits package and perquisites.  As of August 18, 2016, all previously awarded equity incentive awards for Named Executive Officers Lynch, Fields, and Wyks had fully vested.
In designing our executive compensation program, the CHR Committee seeks to create what it believes is the best mix of base salary, annual cash incentives and equity compensation in delivering the Named Executive Officers’ total compensation.  The executive compensation program is also designed to encourage and reward executives for achieving and maintaining high levels of performance while ensuring the stability and retention of our senior management personnel.  The CHR Committee believes that the mix of pay elements can and should be varied as needed to support the current and long-term business strategies of the Company, as well as to conform to generally-accepted principles of good governance as they pertain to executive compensation. In recent years, the CHR Committee has emphasized the use of annual cash incentive compensation versus additional grants of long-term stock compensation. However, as described in our Proxy Statement dated October 10, 2018, the CHR Committee also established a long term performance goal with respect to the incentive award opportunities under the Executive Officer Incentive Plan. The CHR Committee believes that senior management personnel have currently attained adequate levels of equity incentives to ensure their mutuality of economic interest with all shareholders, and therefore the CHR Committee has emphasized annual cash incentives that correspond to the Company’s business results in terms of both “performance versus plan” and “performance versus peers.”  The CHR Committee concluded that the Named Executive Officers’ compensation was consistent with market practices and competitive and aligned with the performance of the Company and Oritani Bank.

Base Salary. Executive base salary levels are generally reviewed on an annual basis and adjusted as appropriate.  The Company desires to compensate executives fairly.  During the 2019 fiscal year, the CHR Committee considered prevailing market conditions and approved certain salary adjustments as indicated below.  The CHR Committee also considered the overall performance of the individual, the accomplishment of individual’s goals, the individual’s contribution toward the achievement of Company goals as well as the responsibilities of the individual versus the perceived responsibilities of the peers in the independent compensation consultant’s report.  The following table sets forth the base salary increases for the Named Executive Officers approved by the CHR Committee during fiscal 2019.
Base Salary History at June 30, 2019
	Starting Base Salary	Increase Date	Increase	Percent Increase	Base Salary at 6/30/19

Kevin Lynch	$738,500	—	$ —	—%	$738,500
John Fields	349,129	11/05/18	10,474	3.00%	359,603
Louis Manderino	264,000	11/05/18	21,000	7.95%	285,000
Kurt Breitenstein	250,000	11/05/18	15,500	5.00%	262,500
Philip Wyks	212,641	11/05/18	6,379	3.00%	219,020
The CHR Committee considered the base salaries of the Named Executive Officers at the beginning of the period to be within a reasonable range based on their perception of existing market conditions and the Named Executive Officers’ responsibilities.  In addition to strong earnings and achievements of other hallmarks of operations and results, the CHR Committee was particularly satisfied with Management’s prompt and thorough response to regulatory issues, maintenance of expense controls and asset quality.  The CHR Committee noted Managements discipline in maintaining strong underwriting standards in the face of a competitive environment that exhibited contrary behavior.

The CHR Committee remained pleased with the performances of Mr. Fields and Mr. Wyks over the course of the year. A cost of living adjustment, consistent with the level of base salary increase awarded to the base employee population, was provided with respect to their base salaries.  No increase was awarded to Mr. Lynch as they determined that his current level of compensation was appropriate when compared to the peer group.

The CHR Committee was pleased with the performances of Messrs. Manderino and Breitenstein over the course of the year. The salary adjustments for these two individuals was greater than the cost of living adjustment awarded to the base employee population, primarily because their current compensation was below peer median and average levels.

Annual Cash Incentives.  Annual cash incentive opportunities are provided to the Named Executive Officers as an incentive to achieve annual goals and objectives.  At the annual meeting of stockholders in November 2008, stockholders approved the Executive Officer Incentive Plan (the “Incentive Plan”).  The Incentive Plan was re-approved by stockholders at the annual meeting of stockholders in November 2013.  The Incentive Plan became effective in 2008 and formalized the process of annual cash incentives for Named Executive Officers.  The objective of the Incentive Plan is to motivate our employees to take actions that support our strategies and lead to the attainment, and successful execution of, our business plan.  The Incentive Plan accomplishes this objective by linking annual cash pay award opportunities to the performance of the Company and Oritani Bank, measured by the satisfaction of both company-wide and individual performance measures.
The concept of the Incentive Plan is to establish certain performance metrics that, if achieved, would likely result in strong financial performance of the Company and progress toward the strategic objectives of the Board.  The plan incorporates three potential incentive achievement levels for each performance metric: threshold, target and maximum; as well as a net income “gate.”  The net income gate is an important feature of our Incentive Plan that provides strong shareholder protection by identifying certain levels of earnings performance below which annual incentive compensation payments would not be approved by the CHR Committee or would be authorized and approved at less than the maximum incentive award. This important safeguard in our program ensures that management’s annual incentive bonuses are not only commensurate with key performance indicators, but also in line with overall Company profitability.
At the conclusion of the measurement period, actual results are measured by the CHR Committee versus the performance metrics and “points” are awarded based on whether threshold, target and maximum results were achieved for each performance metric, and whether income gate levels have been achieved.  The total points are accumulated, and this result determines whether the Named Executive Officers are eligible for awards at the threshold, target or maximum level of their annual incentive award opportunity under the Incentive Plan.  In addition, the CHR Committee, if warranted, may add or subtract subjective points.  The number and level of performance metrics, the Named Executive Officers incentive level (as a percentage of base salary) and total number of points required to achieve threshold, target or maximum levels under the Incentive Plan, are established by the CHR Committee each year.
Details regarding the annual cash incentives paid in fiscal 2019 to the Named Executive Officers under the Incentive Plan were discussed in the October 10, 2018 proxy statement.  In summary, the CHR Committee concluded that management had achieved the target level of annual cash incentive.  In addition, the CHR Committee concluded that each Named Executive Officer had satisfactorily achieved his individual performance goals and fully earned the individual performance component of his annual cash incentive.  Accordingly, cash payments for the target level of achievement were approved by the CHR Committee and such amounts were paid to the executives in December 2018.  The awards to the Company’s Named Executive Officers totaled $940,000.  The specific amount awarded to each Named Executive Officer that was paid during the fiscal year ended June 30, 2019 is set forth in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

Specific plan structure regarding the annual cash incentives eligible to be earned in fiscal 2019 were also disclosed in the October 10, 2018 proxy statement.  The measurements are repeated below.

Incentive Plan Summary Charts

(dollars in thousands)
SHORT TERM INCENTIVE PLAN (STIP)
Measurement Period July 1, 2018 - June 30, 2019
	Maximum	Target	Threshold
Pretax Income Gate	$ 60,000	$ 55,000	$ 50,000

Achievement level required to earn:
GOAL	6 points	4 points	2 points
Loan Growth
Balance growth of at least	$ 176,000	$ 125,000	$ 75,000
or
Loan originations of at least	$ 490,000	$ 425,000	$ 350,000

Deposit Growth (net of brokered deposits)
Balance growth of at least	$ 197,000	$ 146,000	$ 99,000

	3 points	2 points	1 point
Efficiency Ratio	</= 35.87%	35.88 - 43.83%	43.84 - 47.82%

Non Performing Asset ratio	</= 0.25%	0.26 - 0.50%	0.51-0.76%

LONG TERM INCENTIVE PLAN (LTIP)
Measurement Period July 1, 2018 - June 30, 2021
GOAL	Maximum	Target	Threshold
Return on Average Assets
Ratio of at least	1.00%	1.00%	0.75%
	and	or	or
Peer group ranking	top quartile	top quartile	top half

Possible Payouts Under Incentive Plans
	Estimated Possible Payouts Under Short Term Incentive Plan (1)
Name	Grant Date	Measurement Period
		Start	End	Term	Threshold	Target	Maximum
Kevin J. Lynch	July 1, 2018	July 1, 2018	June 30, 2019	1 year	$184,625	$369,250	$553,875
John M. Fields, Jr.	July 1, 2018	July 1, 2018	June 30, 2019	1 year	$69,826	$122,195	$174,565
Louis Manderino	July 1, 2018	July 1, 2018	June 30, 2019	1 year	$52,800	$92,400	$132,000
Kurt Breitenstein	July 1, 2018	July 1, 2018	June 30, 2019	1 year	$50,000	$87,500	$125,000
Philip M. Wyks	July 1, 2018	July 1, 2018	June 30, 2019	1 year	$15,948	$31,896	$47,844

(1)	Assumes full achievement of the individual component of the Incentive Plan goal.
	Estimated Possible Payouts Under Long Term Incentive Plan (1)
Name	Grant Date	Measurement Period
		Start	End	Term	Threshold	Target	Maximum
Kevin J. Lynch	July 1, 2018	July 1, 2018	June 30, 2021	3 years	$125,545	$258,475	$369,250
John M. Fields, Jr.	July 1, 2018	July 1, 2018	June 30, 2021	3 years	$52,369	$87,282	$122,195
Louis Manderino	July 1, 2018	July 1, 2018	June 30, 2021	3 years	$39,600	$66,000	$92,400
Kurt Breitenstein	July 1, 2018	July 1, 2018	June 30, 2021	3 years	$37,500	$62,500	$87,500
Philip M. Wyks	July 1, 2018	July 1, 2018	June 30, 2021	3 years	$10,632	$21,264	$31,896

A provision of our Fiscal 2019 Annual and Long Term Incentive Plans states that, in the event an executive retires or dies, or management successfully enters into a merger transaction whereby the Company is acquired, during the course of a measurement period, the measurement period will be concluded and the award will be earned at the Maximum level.  Due to the Merger Agreement with Valley, the above awards were deemed by the CHR Committee to have been earned at the Maximum level.  No payments at this level will be authorized by the CHR Committee until all transaction-related conditions, including shareholder approval, have been fulfilled.

Fiscal 2020 Executive Officer Incentive Plan
Due to the pending merger with Valley, the performance goals for the Incentive Plan for the 2020 fiscal year were approved by the CHR Committee in the same manner as the 2019 fiscal year under the Incentive Plan, except for immaterial adjustments to the possible awards due to changes in base salary as described above.  See “Plan Based Awards” for possible payments under the plan.  As agreed to by Valley, in connection with the Merger, a pro-rata bonus at target level for the fiscal year ended on June 30, 2020, based on the number of days through the closing date of the Merger, will be earned by the Named Executive Officers under this plan if the Merger is completed.
Equity Incentives.  In connection with the initial public offering of Oritani Bank’s federally chartered mid-tier holding company and predecessor to the Company that was consummated in 2007 (the “Initial Stock Offering”), Oritani Bank established the Oritani Bank Employee Stock Ownership Plan (“ESOP”) that purchased 3.92% of the total shares issued in the offering for the benefit of employees of Oritani Bank.  In 2010, the ESOP also purchased an additional 4.0% of the shares issued in connection with the Company’s stock offering related to the mutual-to-stock conversion of Oritani Financial Corp., MHC, the former mutual holding company of Oritani Bank (the “Second-Step Conversion”).  The ESOP is a tax-qualified retirement plan as defined under the Internal Revenue Code.
At a special meeting of stockholders in April 2008, the Company’s stockholders approved the Company’s 2007 Equity Incentive Plan (“the 2007 Equity Plan”) which authorized the issuance of up to 4,172,817 shares of Company common stock (as adjusted as a result of the Second-Step Conversion) pursuant to grants of incentive and non-statutory stock options, stock appreciation rights, and restricted stock awards. The 2007 Equity Plan provided officers, employees and directors of the Company and Oritani Bank with additional incentives to promote the growth and performance of the Company.  The CHR Committee believes that officer stock ownership provides a significant incentive in building stockholder value by aligning the interests of the officers, employees and directors with those of the Company’s shareholders.  In accordance with the terms of the outstanding grant agreements under the 2007 Equity Plan, all of the stock awards and the vast majority of stock options that had been granted under the Equity Plan vested in conjunction with the Second-Step Conversion.  As of June 30, 2019, under the 2007 Equity Plan, a total of 4,245,758 (101.75%) of stock options and restricted stock awards had been granted, 92,948 (2.23%) have expired or been forfeited, and 20,007 (0.48%) are available to be granted in the future.  However, in accordance with the terms of the Merger Agreement, no additional stock options or restricted stock awards will be granted prior to the closing of the Merger.
At a special meeting of stockholders in July 2011, the Company’s stockholders approved the Company’s 2011 Equity Incentive Plan (“2011 Equity Plan”) which authorized the issuance of up to 5,790,950 shares of the Company’s common stock pursuant to grants of stock options, restricted stock awards and restricted stock units, with no more than 1,654,629 of the shares be issued as restricted stock awards or restricted stock units.  Employees and outside directors of the Company or Oritani Bank are eligible to receive awards under the 2011 Equity Plan.  The total granted to non-employee directors may not exceed, in the aggregate, 30% of the shares reserved under the 2011 Equity Plan.  Both the 2007 Equity Plan and the 2011 Equity Plan are administered by the CHR Committee.
As of June 30, 2019, under the 2011 Equity Plan, a total of 5,671,350 (97.93%)% stock options and restricted stock awards had been granted, 113,800 (1.97%) have expired or been forfeited, and 233,400 (4.03%) are available to be granted in the future.  However, in accordance with the terms of the Merger Agreement, no additional stock options or restricted stock awards will be granted prior to the closing of the Merger.
The stock options and restricted stock awards granted under the 2011 Equity Plan generally vest in equal installments over a five-year period.  The vesting of the options and restricted stock awards accelerate upon death or disability, retirement or an involuntary termination without cause following a change in control of the Company or Oritani Bank.  The grants have other terms and conditions consistent with the 2011 Equity Plan.  As of June 30, 2019, most of the awards provided to the Named Executive Officers under the 2007 Equity Plan and 2011 Equity Plan had fully vested.

Employment Agreements.  Oritani Bank has entered into employment agreements with each of the Named Executive Officers.  The employment agreements are designed to give us the ability to retain the services of the Named Executive Officers, and provide them with severance payments in the event of their involuntary or constructive termination of employment without cause, including termination in connection with a change in control.  The rationale for providing these severance payments is to provide security for our Named Executive Officers and stability among our senior management team.  The CHR Committee believes that the employment agreements are consistent with industry practices and desirable for retaining executive talent.  In addition, the CHR Committee believes that the terms and conditions of the employment agreements provided to the Company’s Named Executive Officers are reasonable, appropriate and consistent with similar provisions contained in the employment agreements provided to senior executives of the Company’s peer comparator companies.

Other Benefits.  Additionally, Oritani Bank provides certain fringe benefits, including retirement plans, termination benefits, and perquisites.  The retirement plans consist of:
•
A tax-qualified defined benefit plan (frozen as of December 31, 2008); a 401(k) plan (with an employer matching contribution equal to 50% of the first 6% of employee deferrals); and the ESOP (with annual employer contribution equal to the amount of the annual ESOP loan repayment).

•
A nonqualified Benefit Equalization Plan which provides benefits to certain employees who are disallowed certain benefits under the Company’s qualified benefit plans; a nonqualified Executive Supplemental Retirement Income Agreement for our Chief Executive Officer; and a post-retirement medical plan for certain eligible senior officers.

The CHR Committee considered these items when contemplating the overall compensation package awarded to the Named Executive Officers.  The CHR Committee felt that these items were appropriate given the level of responsibility for each Named Executive Officer and that no changes to the programs were warranted.  See “Benefit Plans and Arrangements” for a further description of these plans.
Other Matters
Corporate Income Tax Considerations.  Under Section 162(m) of the Internal Revenue Code, publicly traded companies are subject to limits on the deductibility of executive compensation. Deductible compensation is limited to $1 million per year for each “covered employee” unless such compensation meets an exception as “qualified performance-based” compensation and is paid pursuant to a written binding contract which was in effect prior to November 2, 2017 and which has not subsequently been materially modified. For taxable years ending on or before December 31, 2017, each Named Executive Officer listed in the Summary Compensation Table, except for the principal financial officer, was considered to be a “covered employee.” Effective for taxable years beginning on or after January 1, 2018, as a result of the Tax Cuts and Jobs Act of  2017, the “qualified performance-based” compensation exemption no longer applies and the definition of “covered employee” has been revised to include the principal executive officer, the principal financial officer and the three other most highly compensated executive officers of the company required to be included in the Summary Compensation Table. For future years, a “covered employee” will also include any individual who was considered a covered employee for 2018 or any taxable year thereafter. Stock option grants made prior to November 2, 2017 are intended to qualify as performance-based compensation.

A number of requirements must be met for particular compensation to qualify for tax deductibility, so there can be no assurance that the incentive compensation awarded will be fully deductible in all circumstances. While the Committee currently does not have a formal policy with respect to the payment of compensation in excess of the deduction limit, the Committee’s historical practice has been to structure compensation programs offered to the Named Executive Officers with a view to maximizing the tax deductibility of amounts paid. However, in structuring compensation programs and making compensation decisions, the Committee considers a variety of factors, including the Company’s tax position, the materiality of the payment and tax deductions involved and the need for flexibility to address unforeseen circumstances and the Company’s incentive and retention requirement for its management personnel. After considering these factors, the Committee may decide to authorize payments, all or part of which would be nondeductible for federal tax purposes.

Section 4999 of the Internal Revenue Code imposes a 20% excise tax on certain “excess parachute payments” made to “disqualified individuals.”  Under Section 280G of the Internal Revenue Code, such excess parachute payments are also nondeductible to the Company.  If payments that are contingent on a change of control to a disqualified individual (which includes the Named Executive Officers) exceed 2.99 times the individual’s “base amount,” (which is the five year average of the disqualified individual’s compensation set forth in his or her Form W-2 and/or Form 1099), they constitute “excess parachute payments” to the extent they exceed one time the individual’s base amount.  Severance payments to the Named Executive Officers pursuant to their employment agreements and other compensation arrangements that are paid in connection with a change in control of the Company or Oritani Bank are subject to reduction in order to avoid penalties under Sections 280G and 4999 of the Internal Revenue Code.
Accounting Considerations.  The CHR Committee considers the financial statement implications of each element of the Named Executive Officers’ compensation.  However, the impact of each compensation element on the Company’s overall compensation philosophy and compensation program, including considerations such as balancing long-term and short-term incentives, as well as the projected economic costs of each element are the primary determining factors of the Named Executive Officers’ compensation packages.
Clawback.  As a condition to receiving incentive compensation from the Company, each executive officer has entered into an agreement with the Company providing that any bonus and incentive compensation awarded or paid subsequent to the adoption of this policy (July 7, 2011) is subject to recovery or “clawback” by the Company if (1) the payments or awards were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria, and (2) the amount of the bonus or incentive compensation, as calculated under the restated or corrected financial results, is less than the amount actually paid or awarded under the original financial results.
Stock Ownership and Retention Policy.  The Board believes it is important that the executive officers and directors of the Company have long term financial interests that are aligned with those of stockholders.  Under this policy, the following stock ownership minimums are required: Chief Executive Officer is required to hold shares whose value is at least five times the executives’ base salary; other executive officers are required to hold shares whose value is at least three times the executives’ base salary and Directors are required to hold at least 25,000 shares.  An individual must achieve these levels within five years of being appointed an executive officer or director.  This policy is administered by the CHR Committee.  Each of the relevant executive officers currently exceeds these requirements or has been in their position less than five years.

Anti-Hedging Policy.  In 2014, the Board also adopted an anti-hedging policy, which prohibits directors and executive officers from engaging in or effecting any transaction designed to hedge or offset the economic risk of owning shares of Company common stock.  Accordingly, any hedging, derivative or other equivalent transaction that is specifically designed to reduce or limit the extent to which declines in the trading price of Company common stock would affect the value of shares of Company common stock owned by an executive officer or director is prohibited.  Cashless exercises of stock options are not deemed short sales and are permitted.
Risk Management

The CHR Committee believes that any risks arising from the Company’s compensation policies and practices for all of its employees, including the Named Executive Officers, are not reasonably likely to have a material adverse effect on the Company or Oritani Bank.  In addition, the CHR Committee believes that the mix and design of the elements of the compensation program will encourage senior management to act in a manner that is focused on long-term valuation of the Company and Oritani Bank.

The CHR Committee regularly reviews the Company’s compensation program to ensure that controls are in place so that employees are not presented with opportunities to take unnecessary and excessive risks that could threaten the value of the Company and Oritani Bank. With respect to the Incentive Plan, the CHR Committee reviews and approves the company-wide performance objectives that determine the bonus payments to be made thereunder. Furthermore, all bonus payments are subject to clawback in accordance with our clawback policy, which ensures that performance awards are linked to the actual performance of the Company and Oritani Bank and promotes the long-term value creation of the Company and Oritani Bank.  Moreover, we instituted our anti-hedging policy to ensure that our equity incentive plans are more sensitive to risk, which helps ensure the sustainability of our overall performance beyond a one-year performance period.  Finally, by implementing the ESOP, 2007 Equity Plan and 2011 Equity Plan and by having an executive stock ownership and retention policy, our senior management team and employees have a significant ownership interest in the Company, which will align their interests with those of the stockholders, and in turn will contribute to long-term stockholder value and decrease the likelihood that they would take excessive risks that could threaten the value of their common stock.

Executive Officer Compensation

Summary Compensation Table.  The following table sets forth for the fiscal years ended June 30, 2019, 2018 and 2017 certain information as to the total remuneration paid to Mr. Lynch, who serves as President and Chief Executive Officer, Mr. Fields, who serves as Executive Vice President and Chief Financial Officer, and the next three most highly compensated executive officers of the Company or Oritani Bank.  Each of the individuals listed in the table below is referred to as a “Named Executive Officer.”

Name and principal position	Fiscal Year	Salary ($) (1)	Bonus	Stock Awards ($)	Option Awards ($)	Non Equity Incentive Plan Compensation ($)	Change in pension value and non—qualified deferred compensation earnings ($) (2)	All other compensation ($) (3)	Total ($)
Kevin J. Lynch President and Chief Executive Officer	2019	752,702	—	—	—	519,166	2,081,975	169,663	3,523,505
	2018	744,181	—	—	—	738,500	665,432	195,215	2,343,328
	2017	781,106	—	—	—	738,500	3,305,304	235,540	5,060,451

John M. Fields, Jr. Executive Vice President and Chief Financial Officer	2019	371,191	—	—	—	178,056	235,388	126,983	911,618
	2018	363,065	—	—	—	227,103	24,087	145,482	759,738
	2017	339,620	—	—	—	213,241	808,746	172,477	1,534,084

Louis Manderino Executive Vice President and Chief Risk Officer	2019	277,731	—	—	—	134,640	21,805	109,511	543,686
	2018	259,754	—	—	17,800	160,800	17,422	131,058	586,834
	2017	227,875	—	—	—	56,238	14,278	140,838	439,230

Kurt Breitenstein Executive Vice President and Chief Lending Officer	2019	258,173	—	—	—	55,250	—	125,859	439,281
	2018	218,654	—	—	26,700	8,550	—	45,922	299,826
	2017	138,846	—	156,500	26,800	—	—	17,335	339,481

Philip M. Wyks Senior Vice President and Corp. Secretary	2019	216,812	—	—	—	53,160	232,011	101,365	603,348
	2018	210,497	—	—	—	61,934	43,051	120,454	435,937
	2017	204,367	—	—	—	60,130	53,347	141,311	459,154

(1)
Includes payments for unused vacation days made to Mr. Lynch of $14,202, $5,681; and $42,606 for 2019, 2018 and 2017, respectively, and to Mr. Fields of $15,214, $17,465 and $7,822 for 2019, 2018 and 2017, respectively.

(2)
The amounts in this column reflect the actuarial change in the present value over the course of the fiscal year, of the Named Executive Officer’s benefits under the Defined Benefit Plan and the defined benefit portion of the Benefit Equalization Plan.  The amounts in this column also include the increase in the value of the Named Executive Officer’s benefits under the portion of the Benefit Equalization Plan that supplements the ESOP.  The totals also include the increase in the value of, in the case of Mr. Lynch, an Executive Supplement Retirement Income Agreement and the Directors’ Retirement Plan maintained by Oritani Bank, and, in the case of Mr. Fields, the Director’s Retirement Plan maintained by Oritani Bank.  Where applicable, the present value was determined using interest rate and mortality rate assumptions consistent with those used in Oritani Financial Corp.’s audited financial statements and include amounts for which the Named Executive Officer may not currently be entitled to receive because such amounts are not vested.  For fiscal 2019, this column also includes $423,558, $124,712, $21,805, and $36,638 of preferential or above-market earnings on non tax-qualified deferred compensation for the portion of the Benefit Equalization Plan that supplements the 401(k) for Messrs. Lynch, Fields,  Manderino and Wyks, respectively.

(3)
The amounts in this column represent the total of all perquisites (non-cash benefits and perquisites such as the use of employer-owned automobiles, membership dues and other personal benefits), employee benefits (employer cost of life insurance and health insurance), employer contributions to defined contribution plans (the 401(k) Plan, the ESOP and the Benefit Equalization Plan) and dividends on unvested stock awards. The components of the 2019 total are reported separately under the “All Other Compensation” table below.

All Other Compensation

The components of All Other Compensation for the fiscal year ended June 30, 2019 are provided in the table below:

Name	Company Contribution on Medical, Dental, Disability and Insurance Benefits	Automobile Allowance	Company Contribution to ESOP and 401(k) Plan Match	Benefit Equalization Plan Match Contribution	Dividends on unvested stock awards	Country Club Dues	Total
Kevin J. Lynch	$ 37,513	$ 22,297	$ 71,007	$38,156	$ —	$ 690	$169,663
John M. Fields, Jr.	$ 27,983	$ 11,516	$ 71,007	$16,477	$ —	$ —	$126,983
Louis Manderino	$ 24,997	$ 1,136	$ 71,007	$12,371	$ —	$ —	$109,511
Kurt Breitenstein	$ 31,268	$ 7,084	$ 80,107	$ —	$ 7,400 $$744007,400	$ —	$125,859
Philip M. Wyks	$ 22,025	$ 2,611	$ 76,729	$ —	$ —	$ —	$101,365

CEO Pay Ratio

In accordance with the applicable provisions of Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the median annual total compensation of all employees of the Company and the annual total compensation of our President and Chief Executive Officer.

For 2019, our median annual total compensation for all employees other than our CEO was $80,680. The annual total compensation for our CEO for the same period was $3,523,505.  The ratio of our CEO’s compensation to the median employee’s compensation was 44 to 1.

We identified our median employee using our entire workforce for our fiscal year ending June 30, 2019 of approximately 214 full-time and 60 part-time employees. We used wages from our payroll records as reported in Box 5 of Form W-2. We determined the compensation for our median employee by calculating total compensation for such employee for fiscal year 2019 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K.  With regard to the annual total compensation of our CEO, we used the amount reported in the “Total” column of our 2019 Summary Compensation Table included in this Form 10-K/A.

As the SEC rules for identifying the median employee and calculating the pay ratio allow companies to apply various methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions, the pay ratio reported by Oritani Financial Corp. may not be comparable to the pay ratio reported by other companies, as other companies may have different geographic profiles, different employee populations and compensation practices and may utilize different methodologies, conclusions, exclusions, estimates and assumptions in calculating their pay ratios.

Plan-Based Awards. There were no equity plan-based awards granted to the Named Executive Officers during fiscal 2019.

The table below sets forth certain information as to grants during the 2019 fiscal year of non-equity plan based awards to the Named Executive Officers.  See additional information regarding this plan under “Annual Cash Incentives” within the “Compensation Discussion and Analysis.”
Estimated Possible Payouts Under Non-Equity Short Term Incentive Plan (1)
Name	Grant Date	Measurement Period
		Start	End	Term	Threshold	Target	Maximum
Kevin J. Lynch	July 1, 2019	July 1, 2019	June 30, 2020	1 year	$184,625	$369,250	$553,875
John M. Fields, Jr.	July 1, 2019	July 1, 2019	June 30, 2020	1 year	$71,921	$125,861	$179,802
Louis Manderino	July 1, 2019	July 1, 2019	June 30, 2020	1 year	$57,000	$99,750	$142,500
Kurt Breitenstein	July 1, 2019	July 1, 2019	June 30, 2020	1 year	$52,500	$91,875	$131,250
Philip M. Wyks	July 1, 2019	July 1, 2019	June 30, 2020	1 year	$16,427	$32,853	$49,280

Estimated Possible Payouts Under Non-Equity Long Term Incentive Plan (1)
Name	Grant Date	Measurement Period
		Start	End	Term	Threshold	Target	Maximum
Kevin J. Lynch	July 1, 2019	July 1, 2019	June 30, 2022	3 year	$125,545	$258,475	$369,250
John M. Fields, Jr.	July 1, 2019	July 1, 2019	June 30, 2022	3 year	$53,940	$89,901	$125,861
Louis Manderino	July 1, 2019	July 1, 2019	June 30, 2022	3 year	$42,750	$71,250	$99,750
Kurt Breitenstein	July 1, 2019	July 1, 2019	June 30, 2022	3 year	$39,375	$65,625	$91,875
Philip M. Wyks	July 1, 2019	July 1, 2019	June 30, 2022	3 year	$10,951	$21,902	$32,853

(1)	Assumes full achievement of the individual component of the Incentive Plan goal.

Incentive Plan.  All full-time executive or senior officers of Oritani Bank are eligible for selection to participate in the Incentive Plan. Each year, the CHR Committee will approve: (i) the employees who will participate in the Incentive Plan for that year; (ii) award levels, which shall be expressed as a percentage of a participant’s base salary for that year, for each participant under the Incentive Plan (these award levels will include threshold, target and maximum award opportunities); (iii) company-wide performance goals.  No later than 90 days after the commencement of each performance period (or by such other deadline as may apply, if applicable, under Code Section 162(m)(4)(C) or the Treasury Regulations thereunder), the CHR Committee will establish in writing the performance goals for that performance period as well as the method for computing the amount of compensation which each such participant will be paid if such goals are attained in whole or in part.  Such method will be stated in terms of an objective formula or standard that precludes discretion to increase the amount that will be due upon attainment of the goals. The CHR Committee retains discretion under the Incentive Plan to reduce an award at any time before it is paid.  The performance period is generally equal to the Company’s fiscal year (the twelve month period from July 1 to June 30). Payment is generally made in the December following the conclusion of the performance period.  Cash awards may be paid under the Incentive Plan for any performance period only if and to the extent the awards are earned on account of the attainment of the performance goals applicable to such performance period and after the CHR Committee certifies that the performance goals for the year have been satisfied.  If a participant is not employed by Oritani Bank at the time of the payment, no payment under the Incentive Plan will be made to the Participant except in the discretion of the CHR Committee. If a Participant dies, a payment under the Plan may be awarded in the discretion of the CHR Committee.  Please see “Compensation Discussion and Analysis” for further details about the Incentive Plan.

Outstanding Equity Awards at Year End. The following table sets forth information with respect to outstanding equity awards as of June 30, 2019 for the Named Executive Officers.

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2019
	Option Awards								Stock Awards
	2007 Equity Plan				2011 Equity Plan				2011 Equity Plan
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price	Option Expir- ation Date (2)	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable (1)	Option Exercise Price	Option Expir- ation Date (2)	Number of Shares or Units of Stock That Have Not Vested (2)	Market Value Shares or Units of Stock That Have Not Vested (3)
Kevin J. Lynch	—	—	—	—	901,697	—	$ 11.95	08/18/21	—	—
John M. Fields, Jr.	—	—	—	—	263,160	—	11.95	08/18/21	—	—
Louis Manderino	—	—	—	—	32,000	—	11.95	08/18/21	—	—
Louis Manderino	—	—	—	—	4,000	16,000	15.40	04/12/28	—	—
Kurt Breitenstein	8,000	12,000	15.65	10/03/26	6,000	24,000	15.40	04/12/28	6,000	106,440
Philip M. Wyks	—	—	—	—	24,456	—	11.95	08/18/21	—	—

(1)
The stock option and restricted stock awards vest at a rate of 20% per year, commencing on the grant date.  All unexercisable option and stock awards will become exercisable in conjunction with the Merger.

(2)	Stock options expire ten years after grant date.
(3)	Market value calculated using June 28, 2019 closing price of $17.74/share.

Option Exercises And Stock Vested. The following table sets forth information concerning the exercise of stock options, and each vesting of restricted stock during the fiscal year ended June 30, 2019 for the Named Executive Officers.

	Option Exercises and Stock Vested for the Year Ended June 30, 2019
	Option awards		Stock awards
Name	Number of shares acquired on exercise	Value realized on exercise (1)	Number of shares acquired on vesting	Value realized on vesting (2)
Kevin J. Lynch	49,213	265,284	—	—
Kurt Breitenstein	—	—	2,000	31,260
Philip M. Wyks	14,000	68,215	—	—

(1)	Amount is equal to the market value of the underlying share on date of exercise, less the option exercise cost, times the number of options exercised.
(2)	Amount is equal to the number of shares that vested times the market value on the date of vesting ($15.63 per share on October 3, 2018).

Pension Benefits. The following table sets forth information with respect to pension benefits at and for the fiscal year ended June 30, 2019 for the Named Executive Officers. See “Defined Benefit Plan,” “Directors’ Retirement Plan,” “Benefit Equalization Plan” and “Executive Supplemental Retirement Income Agreement” for a discussion of the plans referenced in this table.
Pension Benefits at and for the fiscal year ended June 30, 2019 (1)
Name	Plan name	Number of years credited service	Present value of accumulated benefit	Payments during last fiscal year
Kevin J. Lynch	Directors’ Retirement Plan	28.67	$768,000	$ —
	Benefit Equalization Plan (2)	15.50	1,513,000	—
	Supplemental Retirement Income Agreement	14.50	11,827,000	—
John M. Fields, Jr.	Directors’ Retirement Plan	21.17	548,000	—
	Defined Benefit Plan	10.67	398,000	—
	Benefit Equalization Plan (2)	10.67	48,000	—
Philip M. Wyks	Defined Benefit Plan	32.50	1,738,000	—

(1)
The figures shown are determined as of the plan’s measurement date of June 30, 2019 for purposes of the Company’s audited financial statements. For mortality, discount rate and other assumptions used for this purpose, please refer to note 14 in the audited financial statements included in the Company’s Annual Report on Form 10-K, filed on August 28, 2019.

(2)	Amount reflects the pension benefit portion of the Benefit Equalization Plan.
Nonqualified Deferred Compensation. The following table sets forth information with respect to the portion of the Benefit Equalization Plan that supplements the 401(k) Plan and the ESOP at and for the fiscal year ended June 30, 2019 for the Named Executive Officers.
Nonqualified Deferred Compensation (401k) Plan at and for the Fiscal Year Ended June 30, 2019
Name	Executive contributions in last fiscal year	Registrant contributions in last fiscal year (1)	Aggregate earnings in last fiscal year (2)	Aggregate withdrawals/distributions	Aggregate balance at June 30, 2019
Kevin Lynch	$349,574	$ 38,156	$640,030	$ —	$7,662,823
John M. Fields, Jr.	139,544	16,477	196,500	—	2,371,756
Louis Manderino	71,500	12,371	34,356	—	445,518
Philip M. Wyks	—	—	55,363	—	645,541
Nonqualified Deferred Compensation (ESOP) at and for the Fiscal Year Ended June 30, 2019
Name	Executive contributions in last fiscal year	Registrant contributions in last fiscal year (3)	Aggregate earnings in last fiscal year	Aggregate withdrawals/distributions	Aggregate balance at June 30, 2019
Kevin Lynch	$ —	$(235,591)	$ —	$ —	$4,664,649
John M. Fields, Jr.	—	(68,324)	—	—	1,301,229
Philip M. Wyks	—	(8,627)	—	—	77,116

(1)	The amounts reported in this column were also reported as compensation in the Summary Compensation Table as components of the 2019 total for “All Other Compensation.”
(2)
For Messrs. Lynch, Fields, Manderino and Wyks, $423,558, $124,712, $21,805, and $36,638, respectively, were reported as components of the 2019 total for “Change in pension value and non-qualified deferred compensation earnings” in the Summary Compensation Table as preferential or above-market earnings on non tax-qualified deferred compensation.

(3)
The amounts reported in this column were also included in the calculation of compensation in the Summary Compensation Table as components of the 2019 total for “Change in pension value and nonqualified deferred compensation earnings.”  This total includes the impact of the decreased value of the phantom stock allocated to the Named Executive Officer’s account that occurred between the 2019 and 2018 measurement dates.

Benefit Plans and Arrangements

Employment Agreements. Oritani Bank entered into an amended and restated employment agreement with Kevin J. Lynch effective as of December 31, 2008. The agreement had an initial term of three years. Unless notice of non-renewal is provided, the agreement renews annually. Under the agreement, Mr. Lynch’s current base salary is $738,500. The base salary is reviewed at least annually and may be increased, but not decreased.  In addition to base salary, the agreement provides for, among other things, participation in bonus programs and other employee pension benefit and fringe benefit plans applicable to executive employees, use of an automobile and reimbursement of expenses associated with the use of such automobile. The executive is also entitled to reimbursement of business expenses, including fees for membership in a country club, a health club, and such other clubs and organizations as appropriate for business purposes. The executive is entitled to indemnification to the fullest extent permitted under applicable law against all expenses and liabilities reasonably incurred by him in connection with any action in which he may be involved by reason of having been an officer or director of Oritani Bank. Upon retirement, the executive and his spouse would be entitled to continuing health care insurance coverage until the death of the executive and his spouse.

The executive is entitled to severance payments and benefits in the event of his termination of employment under specified circumstances. In the event: (A) the executive’s employment is terminated for reasons other than (1) just cause; (2) disability; (3) death, (4) retirement; or (5) a change in control, or (B)  the executive resigns during the term of the agreement following (1) the failure to elect or reelect or to appoint or reappoint executive to his executive position, (2) a material change in the executive’s functions, duties, or responsibilities, which change would cause executive’s position to become one of lesser responsibility, importance or scope, (3) a relocation of the executive’s principal place of employment by more than 30 miles from its location at the effective date of the employment agreement or a material reduction in the benefits and perquisites from those being provided to the executive as of the effective date of the employment agreement, (4) the liquidation or dissolution of Oritani Bank, or (5) a breach of the employment agreement by Oritani Bank, then the executive (or, in the event of the executive’s death, his beneficiary) would be entitled to a severance payment equal to three times the sum of the executive’s highest base salary and highest rate of bonus, and the executive would be entitled to the continuation of life, medical, and dental coverage for 36 months or as provided in the Oritani Bank nonqualified senior officers medical benefit plan. In the event of a termination following a change in control of the Company, the executive (or, in the event of the executive’s death, his beneficiary) would be entitled to a severance payment equal to three times the sum of the executive’s highest base salary and highest rate of bonus paid to him during the term of the employment agreement, plus continuation of insurance coverage for 36 months.

Upon termination of the executive’s employment other than in connection with a change in control, the executive agrees not to compete with Oritani Bank for one year following termination of employment in any city, town or county in which Oritani Bank has an office or has filed an application for regulatory approval to establish an office. Should the executive become disabled, Oritani Bank would continue to pay the executive his base salary, bonuses and other cash compensation for the longer of the remaining term of the employment agreement or one year, provided that any amount paid to the executive pursuant to any disability insurance would reduce the compensation he would receive. In the event the executive dies while employed by Oritani Bank, the executive’s beneficiary or estate will be paid the executive’s base salary for the remaining term of the employment agreement and the executive’s family will be entitled to continuation of medical and dental benefits.

Oritani Bank has entered into employment agreements with Messrs. Fields, Manderino, Breitenstein and Wyks that are substantially similar to the employment agreement of Mr. Lynch, except that each of these agreements has a term of two years and entitles the executive to a severance payment equal to two times the sum of the executive’s highest base salary and highest rate of bonus and to the continuation of life, medical, and dental coverage for 24 months or as provided in the Oritani Bank nonqualified senior officers medical benefit plan.  In the event of a termination following a change in control of the Company, the executive (or, in the event of the executive’s death, his beneficiary) would be entitled to a severance payment equal to two times the sum of the executive’s highest base salary and highest rate of bonus paid to him or her during the term of the employment agreement, plus continuation of insurance coverage for 24 months.

Benefit Equalization Plan. Oritani Bank adopted the 2008 Benefit Equalization Plan to provide certain executives with benefits to which they would otherwise be entitled under Oritani Bank’s Defined Benefit Pension Plan, 401(k) Plan and ESOP, but for the limitations imposed by the Internal Revenue Code. The 2008 Benefit Equalization Plan was originally adopted in 2005 and was amended and restated in January 2008 in order to incorporate the final Department of the Treasury regulations issued under Code Section 409A.  Oritani Bank’s prior Benefit Equalization Plan was frozen effective as of December 31, 2004.  The 2008 Benefit Equalization Plan is materially similar to the frozen Benefit Equalization Plan, except that a participant’s elections regarding distributions under the tax-qualified 401(k) Plan, the ESOP and Defined Benefit Pension Plan control the form and timing of distributions of a participant’s account in the frozen Benefit Equalization Plan. This provision is no longer permitted with respect to deferrals or accruals subject to Code Section 409A and is not included in the 2008 Benefit Equalization Plan.  Employees who are president, executive vice president, senior vice president and vice president of Oritani Bank are, to the extent selected, eligible to participate in the plan.  During the 2018 fiscal year, nine current employees and six retired or former employees participated in the 401(k) Plan portion of the 2008 Benefit Equalization Plan and four current employees and one retired employee participated in the ESOP portion of the 2008 Benefit Equalization Plan.  The CHR Committee administers the plan and determines the employees eligible for participation.  The term “Benefit Equalization Plan” as referenced in the compensation tables set forth above and below refers to both the 2008 Benefit Equalization Plan and the frozen Benefit Equalization Plan.

Under the 401(k) Plan portion of the 2008 Benefit Equalization Plan, participants may make annual deferrals of compensation in an amount up to the difference between the maximum amount the participant would be permitted to contribute to 401(k) Plan for the given year but for the limitations of the Internal Revenue Code and the deferrals actually made to the 401(k) Plan by the participant for the plan year.  Oritani Bank establishes a supplemental 401(k) plan account for each participant and credits the account with such contributions.  In addition, the participant’s account is credited monthly with earnings at a rate equivalent to the greater of (i) the Citibank Prime Rate, or (ii) nine percent (9%), plus matching contributions. For the 2018 fiscal year, a total of $1.1 million in interest was credited to the accounts of employees under this plan. Upon termination of service due to any reason other than death, the supplemental 401(k) plan benefit (equal to the participant’s supplemental 401(k) plan account) will be payable either in a lump sum or in up to 5 annual installments, as elected by the participant pursuant to their initial deferral election. Upon termination of service due to death, the supplemental 401(k) plan benefit under the 2008 Benefit Equalization Plan will be payable to the participant’s beneficiary either in a lump sum or in annual installments, pursuant to the participant’s initial deferral election.

Upon termination of service due to any reason other than death, a participant will also be entitled to a benefit equal to the difference between the actuarial present value of the participant’s normal retirement benefit under Oritani Bank’s Defined Benefit Pension Plan and the actuarial present value of his normal retirement benefit calculated pursuant to the terms of the Defined Benefit Pension Plan, without the application of the limitations imposed by the Internal Revenue Code, which such amount reduced and offset by the corresponding benefit amount payable to the participant under the frozen Benefit Equalization Plan. The supplemental defined benefit plan benefit under the 2008 Benefit Equalization Plan will be payable to the participant in monthly installments for the longer of 120 months or the remainder of the participant’s life.  In the event of the participant’s death before 120 installments have been paid, the participant’s beneficiary will receive the present value of the remaining monthly installments in a lump sum. Alternatively, the participant may also make, prior to commencement of the supplemental defined benefit plan benefit, a one-time irrevocable election to receive his benefit under the plan in the form of a 100% joint and survivor annuity or a 50% joint and survivor annuity.  Upon termination of service due to death, the supplemental defined benefit plan benefit under the 2008 Benefit Equalization Plan will be payable to the participant’s beneficiary either in a lump sum or in annual installments, pursuant to the participant’s initial deferral election. A participant’s supplemental defined benefit plan amount payable under the 2008 Benefit Equalization Plan will be reduced and offset by the corresponding supplemental defined benefit plan amount payable under the frozen Benefit Equalization Plan.

The supplemental employee stock ownership plan benefit under the 2008 Benefit Equalization Plan is denominated in shares of phantom stock equal to the difference between the number of shares of the Company common stock that would have been allocated to the participant under the employee stock ownership plan, but for the limitations imposed by the Internal Revenue Code, and the actual number of shares of the Company common stock allocated to the participant under the Oritani Bank employee stock ownership plan for the relevant plan year. In addition, the participant is entitled to receive earnings on the phantom shares deemed allocated to his or her account, based on the fair market value of the Company common stock on such date.  Upon termination of service due to any reason including death, the supplemental employee stock ownership plan benefit will be payable either in a lump sum or in up to five annual installments, as elected by the participant pursuant to his initial deferral election. On May 10, 2010, participation in the employee stock ownership portion of the 2008 Benefit Equalization Plan was frozen such that no new participants may join the plan after that date.  In July 2011, a rabbi trust was established to fund the cash equivalent of the participant’s accrued balance of phantom shares at June 30, 2011.  The trustee purchased actual shares of Company common stock with this cash in order to minimize the future cost of this benefit due to dividends and increases in the value of the Company’s common stock.  The trustee has purchased additional shares annually as additional phantom shares are due the employees under the plan.

In the event of a change in control of Oritani Bank or the Company, the participant’s supplemental 401(k) plan benefit, supplemental employee stock ownership plan benefit, and supplemental defined benefit plan benefit will be paid to the participants in a lump sum at the time of the change in control, unless a participant has selected an alternative form of distribution upon a change in control.  Such an election, if made, was required to be made by a participant not later than December 31, 2008, or with respect to new plan participants within thirty days after the participant first becomes eligible to participate in the 2008 Benefit Equalization Plan.

Executive Supplemental Retirement Income Agreement. Oritani Bank entered into an Executive Supplemental Retirement Income Agreement (the “Agreement”) for Kevin J. Lynch (the “Executive”) effective as of January 1, 2005.  The Agreement provides for the payment of a supplemental retirement income benefit equal to 70% of the Executive’s highest average annual base salary and bonus (over a 36-consecutive month period within the last 120 consecutive months of employment), reduced by the sum of the Executive’s (i) annuitized value of the benefits payable from Oritani Bank’s Defined Benefit Pension Plan, (ii) annuitized value of the benefits payable under the defined benefit portion of Oritani Bank’s frozen Benefit Equalization Plan and 2008 Benefit Equalization Plan and (iii) annuitized value of one-half of the Executive’s Social Security benefits attributable to Social Security taxes paid by Oritani Bank on behalf of the Executive, reduced by the Social Security offset under the Oritani Bank’s Defined Benefit Pension Plan.  In the event the Executive dies prior to termination of employment or after termination of employment but prior to the payment of any portion of the supplemental retirement income benefit, the Executive’s beneficiary will be entitled to a survivor’s benefit, payable in 240 monthly installments, and equal to the supplemental retirement income benefit determined as if the Executive retired on the day before his death and commenced receiving benefits at such time. In the event the Executive dies while receiving benefits under the Agreement, the unpaid balance of benefits will be paid to the Executive’s beneficiary for the remainder of the 240 installments. Upon the Executive’s retirement, the Executive will be entitled to a supplemental retirement income benefit payable in monthly installments over the longer of 240 months or the Executive’s lifetime. In the event the Executive is a “specified employee,” payments will commence the first day of the 7th month following the Executive’s retirement, but only to the extent necessary to comply with Code Section 409A. In the event the Executive becomes disabled, he will be entitled to a supplemental disability benefit equal to the supplemental retirement income benefit calculated as if the Executive retired on the date of his termination of employment due to disability. In the event of the Executive’s termination of employment within 3 years following a change in control, other than due to termination for cause, the Executive will be entitled to a full supplemental retirement income benefit calculated as if the Executive had retired following his normal retirement date. Payments to the Executive in the event of a change in control will be made in 240 monthly installments.  The total cost to Oritani Bank for this plan during fiscal 2019 was $841,000.

Directors’ Retirement Plan.  Messrs. Lynch and Fields are participants in the Director’s Retirement Plan.  Please see “Director Compensation –Director’s Retirement Plan” for further details.

Senior Officers Post-Retirement Medical Coverage. Senior officers designated by the Board of Directors who have attained age 52 and have at least five years of service, are eligible to participate in the senior officers post-retirement medical coverage program. If a participant dies after becoming eligible for coverage but prior to retirement, the individual will be deemed to have retired on the day before the individual died. Coverage will begin at the time of retirement and continue at the same level as before retirement. Retirees who are eligible for Medicare benefits will have benefits under the program coordinated with Medicare benefits. The spouse of a senior officer covered under the program will be entitled to medical coverage for life. Oritani Bank’s contribution to the program will be limited to two times the medical insurance premium at the time of the individual’s retirement. During fiscal 2019, five current employees and four retired employees were eligible for participation in the Senior Officers Post-Retirement Medical Coverage, including Messrs. Lynch, Fields and Wyks, and the total cost to Oritani Bank during fiscal 2019 was $279,000.

Group Life Insurance Retirement Plan. In conjunction with its investment in Bank Owned Life Insurance, Oritani Bank implemented this plan which provides selected employees, including each Named Executive Officer, with post-retirement life insurance. Coverage under this plan is only applicable to selected employees who retire from Oritani Bank while participating in this plan (or if their termination is due to disability or change in control). The coverage provided under this plan to a participant’s beneficiary in the event of his or her death is equal to: two times annual base salary for vice presidents and above; and one time annual base salary for assistant vice presidents and below. The Company incurs no additional cost to provide the coverage, however, there is an expense accrual associated with the benefit. This accrual totaled $17,000 during fiscal 2019.

401(k) Plan.  The Oritani Bank Employees’ Savings & Profit Sharing Plan and Trust (the “401(k) Plan”) is a defined contribution employee savings plan covering all eligible employees of Oritani Bank.  Employees who have completed 250 hours of service during a 3 consecutive month period are eligible to participate in the 401(k) plan.  Employees who have completed 1,000 hours of service during a 12-consecutive-month period will receive the employer match component of the plan.  Participants may contribute up to 50% of their plan salary to the plan. Oritani Bank will provide matching contributions at the rate of 50% of the participant’s contributions, up to 6% of each participant’s monthly plan salary. Employee and employer contributions are 100% vested at all times. In general, under federal tax law limits, the annual elective deferrals made to the plan may not exceed the lesser of 100% of the participant’s total compensation or $18,500 for the 2018 calendar year and $19,000 for the 2019 calendar year.  Participants who have attained age 50 before the end of a calendar year will be eligible to make catch-up elective deferral contributions in accordance with Section 414(v) of the Internal Revenue Code. The maximum catch-up elective deferral contribution level for both the 2018 and 2019 calendar years is $6,000. This amount is periodically adjusted for inflation. Contributions are invested at the participant’s direction in one or more of the investment funds provided under the plan including an employer stock fund providing participants the opportunity to purchase shares of employer stock for their accounts.  A loan program is available to plan participants. In general, participants may make only one withdrawal from their accounts per calendar year while they are employed, subject to certain limitations; upon termination of employment, they may make withdrawals from their accounts at any time. Participants who become disabled may withdraw from their vested account balance as if they had terminated employment. In the event of a participant’s death, the participant’s beneficiary will be entitled to the value of the participant’s account. Employer contributions for the 2019 fiscal year were $236,000.

Defined Benefit Plan.  Oritani Bank participates in the Financial Institutions Retirement Fund, a multiple-employer defined benefit plan, for the benefit of its employees (the “Defined Benefit Plan” or “Defined Benefit Pension Plan”). Employees of Oritani Bank who are ages 21 or older and who have completed 12 months of employment are eligible to participate in the plan. Participants become vested in their retirement benefit upon completion of 5 years of employment. Participants who have reached age 65 automatically become 100% vested, regardless of the number of completed years of employment. Payments of benefits under the plan are made in the form of a life annuity with 120 payments guaranteed unless one of the optional forms of distribution has been selected.  Upon termination of employment at or after age 65, a participant will be entitled to an annual normal retirement benefit equal to 1.25% multiplied by the number of years of benefit service, multiplied by the participant’s average annual salary, up to the covered compensation limits, for the 5 highest paid consecutive years of benefit service. In addition, the participant will be entitled to an annual retirement benefit equal to 1.75% multiplied by the number of years of benefit service, multiplied by the participant’s average annual salary in excess of the covered compensation limits, for the 5 highest paid consecutive years. The covered compensation limit is the average of the maximum wage subject to FICA taxes (i.e., the social security wage base) for the 35-year period preceding social security retirement age. In the event a participant has more than 35 years of service, the benefit attributable to benefit service completed in excess of 35 years will be calculated by using a 1.75% accrual rate for the portion of a participant’s high-5 year average salary below the covered compensation limit. Participants who terminate employment prior to age 65 will be entitled to a reduced retirement benefit calculated by applying an early retirement factor based on the participant’s age when payments begin. The earliest age at which a participant may receive retirement benefits is age 55.

Normal and early retirement benefits are payable over the longer of the lifetime of the retiree or 120 monthly installments.  In the event a retiree dies before 120 monthly installments have been paid, the retiree’s beneficiary will be entitled to the value of such unpaid installments paid in a lump sum. The participant or beneficiary may elect to have benefits paid in the form of installments. In the event a participant dies while in active service, his beneficiary will be entitled to a lump sum death benefit equal to 100% of the participant’s last 12 months’ salary, plus an additional 10.0% of such salary for each year of benefit service until a maximum of 300% of such salary is reached for 20 or more years, plus refund of the participant’s contributions, if any, with interest.

This plan was frozen as of January 1, 2009. Existing participants remain eligible to receive their accrued benefit as of that date; however, no new benefits will accrue under the plan.  Employer contributions for fiscal 2019 were $1.3 million.

Stock Benefit Plans

Employee Stock Ownership Plan.  The Oritani Bank Employee Stock Ownership Plan (“ESOP” or “employee stock ownership plan”) was adopted in connection with our Initial Stock Offering in 2007.  Employees who are at least 21 years old with at least one year of employment with Oritani Bank are eligible to participate. The employee stock ownership plan trust originally borrowed funds from the Company and used those funds to purchase a shares of our common stock equal to 3.92% of the outstanding shares of common stock, including shares of common stock issued to Oritani Financial Corp., MHC and to the Oritani Bank Charitable Foundation, that were issued in connection with our Initial Stock Offering. In connection with our Second-Step Conversion and related stock offering, the ESOP loan was refinanced and the ESOP purchased 4% of the stock offering.  Collateral for the loan is the Oritani common stock purchased by the employee stock ownership plan. The loan will be repaid principally from Oritani Bank discretionary contributions to the employee stock ownership plan over a period of not more than 25 years. The loan documents provide that the loan may be repaid over a shorter period, without penalty for prepayments. The interest rate for the loan currently adjusts to the prime rate in January of each year.  The rate was 4.50% for calendar 2018 and is 5.50% for calendar 2019.  Shares purchased by the employee stock ownership plan are held in a suspense account for allocation among participants as the loan is repaid.

Contributions to the employee stock ownership plan and shares released from the suspense account in an amount proportional to the repayment of the employee stock ownership plan loan are allocated among employee stock ownership plan participants on the basis of compensation in the year of allocation. Benefits under the plan become vested at the rate of 20% per year except for the first year of credited service, for which no vesting is earned. Benefits are fully vested upon completion of six years of credited service. A participant’s interest in their account under the plan will also fully vest in the event of termination of service due to a participant’s early or normal retirement, death, disability, or upon a change in control (as defined in the plan). Vested benefits will be payable generally in the form of common stock, or to the extent participants’ accounts contain cash, benefits will be paid in cash. Oritani Bank’s contributions to the employee stock ownership plan are discretionary, subject to the loan terms and tax law limits. Therefore, benefits payable under the employee stock ownership plan cannot be estimated. We are required to record compensation expense each year in an amount equal to the fair market value of the shares released from the suspense account.  The related expense incurred during fiscal 2019 was $3.0 million.  In the event of a change in control, each participant’s ESOP account balance will become fully vested.

Stock-Based Incentive Plans.  We adopted the 2007 Equity Plan and 2011 Equity Plan (“Equity Plans”) to provide our officers, employees and directors with additional incentives to promote our growth and performance and to align their interests with our stockholders.  Stockholders approved the 2007 Equity Plan on April 22, 2008 and the 2011 Equity Plan on July 26, 2011.  Please see “Equity Incentives” under “Elements of the Compensation Package” of the Compensation Discussion and Analysis for additional information on the Equity Plans.

The Equity Plans are administered by the CHR Committee. Employees and outside directors of the Company or its subsidiaries are eligible to receive awards under the Equity Plans.  The CHR Committee may determine the type and terms and conditions of awards under the Equity Plans, which shall be set forth in an award agreement delivered to each participant.  Each award shall be subject to conditions established by the CHR Committee that are set forth in the recipient’s award agreement, and shall be subject to vesting conditions and restrictions as determined by the CHR Committee. Awards may be granted in a combination of incentive and non-qualified stock options, stock appreciation rights, restricted stock or restricted stock units, provided however that non-employee directors may not receive incentive stock options.

Unless the CHR Committee specifies otherwise, awards will vest at the rate of 20% per year commencing one year after the date of grant (such that the awards will be fully vested five years from the grant date); subject to acceleration of vesting, to the extent specified by the CHR Committee, in the event of death, disability, or due to a change in control.  The CHR Committee may in its discretion elect to use a different vesting schedule or different performance measures set forth in the Equity Plans.

Potential Payments Upon Termination of Employment or Change in Control.

The tables below reflect the amount of compensation to each of the Named Executive Officers pursuant to such individual’s employment agreement and our non-qualified benefit plans and the Equity Plans in the event of termination of such Named Executive Officer’s employment.  The amount of compensation payable to each Named Executive Officer upon involuntary not-for-cause termination, and in the event of disability or death is shown below. The amounts shown assume that such termination was effective as of June 30, 2019, and thus include amounts earned through such time and are estimates of the amounts which would be paid out to the executives upon their termination. The actual amounts to be paid out could only be determined at the time of such Named Executive Officer’s separation from the Company.   Information concerning the projected payments to the Named Executive Officers in connection with the pending Merger with Valley is reflected in separate disclosure following this table.
Termination Payments
	Involuntary Termination	Retirement	Disability	Death
Kevin J. Lynch
Employment Agreement	$ 4,984,875(1)	$ —(2)	$ 1,943,222(3)	$ 1,900,597(4)
Exec. Supplemental Retirement
Income Agreement	11,827,000(5)	11,827,000(5)	11,827,000(5)	11,827,000(5)
Benefit Equalization Plan	13,840,473(6)	13,840,473(6)	13,840,473(6)	13,840,473(6)
Director's Retirement Plan	768,000(7)	768,000(7)	768,000(7)	768,000(7)
John M. Fields, Jr.
Employment Agreement	$ 1,330,531(1)	$ —(2)	$582,972(3)	$578,194(4)
Benefits Equalization Plan	3,720,985(6)	3,720,985(6)	3,720,985(6)	3,720,985(6)
Director's Retirement Plan	548,000(7)	548,000(7)	548,000(7)	548,000(7)
Louis Manderino
Employment Agreement	$ 1,012,500(1)	$ —(2)	$466,269(3)	$460,108(4)
Benefits Equalization Plan	445,518(6)	445,518(6)	445,518(6)	445,518(6)
Kurt Breitenstein
Employment Agreement	$971,250(1)	$ —(2)	$441,859(3)	$433,240(4)
Philip M. Wyks
Employment Agreement	$602,305(1)	$ —(2)	$362,558(3)	$357,826(4)
Benefits Equalization Plan	2,460,657(6)	2,460,657(6)	2,460,657(6)	2,460,657(6)

(1)
For Mr. Lynch, this amount represents (i) three times the sum of his: (A) highest base salary paid during the term of the agreement, plus (B) highest bonus earned during the last three completed fiscal years; and (ii) the value of 36 months of continued life, disability, medical and dental insurance coverage.  For all other Named Executive Officers, this amount represents (i) two times the sum of the Named Executive Officer’s: (A) highest base salary paid during the term of the agreement, plus (B) highest bonus earned during the last three completed fiscal years; and (ii) the value of 24 months of continued life, disability, medical and dental insurance coverage.  In the event the Named Executive Officer’s termination is in connection with a change in control, the change in control termination payment payable under his employment agreement could be reduced to avoid penalties under Section 280G of the Internal Revenue Code.

(2)	Each Named Executive Officer is entitled to no payments or benefits under his employment agreement as a result of his retirement.
(3)
Amount represents the Named Executive Officer’s base salary and continued life, medical, dental and disability insurance for the remaining term of the employment agreement, without any reduction for payments under bank-sponsored disability programs.

(4)	Represents the base salary and medical, dental, family and other benefits payable to the Named Executive Officer’s beneficiary for the remaining term of the employment agreement.
(5)	Amount represents 100% of the present value of Mr. Lynch’s accumulated benefit under his Executive Supplemental Retirement Income Agreement.
(6)	Amount represents the Named Executive Officer’s aggregate accumulated benefit of the defined benefit, 401(k) and ESOP portion of the Benefit Equalization Plan.
(7)	Amount represents the present value of Messrs. Lynch’s and Fields’ accumulated benefit under the Directors’ Retirement Plan.

Projected Payments in Connection with Pending Merger with Valley

The following table sets forth the amounts projected to be paid to each Named Executive Officer in connection with the pending Merger of Oritani with Valley.  The amounts are based on the following assumptions (except as otherwise provided in the footnotes to the table below): (1) the effective time of the Merger is December 1, 2019; and (2) each Named Executive Officer experiences a qualifying termination of employment on December 1, 2019. The table does not include the value of benefits that the Named Executive Officers are vested in without regard to the occurrence of a change in control. Amounts below are based on certain assumptions that may or may not actually occur. As a result, the actual amounts to be received by a Named Executive Officer may materially differ from the amounts set forth below.

Name	Cash(1)	Equity(2)	Pension/ NQDC(3)	Perquisites/ Benefits(4)	Other(5)	Total
Kevin J. Lynch	$6,699,126	$ —	$ —	$ —	$669,185	$7,368,311
John M. Fields, Jr.	1,600,775	—	1,200,819	—	669,185	3,470,779
Louis Manderino	1,226,679	24,640	—	45,353	423,136	1,719,808
Kurt Breitenstein	1,168,520	115,040	—	57,030	40,393	1,380,983
Philip Wyks	674,537	—	—	—	531,148	1,205,685

(1)
As described above, the cash payments payable to each of the Oritani Named Executive Officers consist of (a) for all Named Executive Officers, a lump sum payment equal to two (2) times (and in the case of Mr. Lynch, three (3) times) the sum of (i) the highest rate of base salary and (ii) the highest annual bonus paid in the preceding three years, payable pursuant to their employment agreements, the payment of which does not assume any reduction to avoid penalties under Section 280G of the Code; (b) for all Named Executive Officers, a lump sum payment equal to the portion of their bonus awards under the Executive Officer Incentive Plan for the fiscal year ended June 30, 2019 that was earned as a result of the Merger; (c) for all Named Executive Officers, a lump sum payment equal to their pro-rata bonus payable under the Executive Officer Incentive Plan for the fiscal year ending June 30, 2020; and (d) for Mr. Lynch, the estimated portion of the $3.0 million that will be used to settle his future retiree health obligations under the Officer Retiree Health Plan. For Messrs. Fields and Wyks, the settlement of their future retiree obligations under the Officer Retiree Health Plan is still to be negotiated with Valley. The payments described in clause (a) are “modified single trigger” payments because the payments may be triggered due to the Named Executive Officer’s voluntary resignation for any reason within one year following the Merger. The payments described in clause (b), (c) and (d) are “single trigger” payments because they are payable solely as a result of, or in connection with, the Merger.

Set forth below are the separate values of each of payments described in clauses (a), (b), (c) and (d) above.

Name	(a)	(b)	(c)	(d)
Kevin J. Lynch	$4,984,875	$553,875	$263,128	$897,248
John M. Fields, Jr.	1,330,531	179,802	90,442	—
Louis Manderino	1,012,500	142,500	71,679	—
Kurt Breitenstein	971,250	131,250	66,020	—
Philip Wyks	602,305	49,280	22,952	—

(2)
All unvested restricted stock and stock options awarded to the Named Executive Officers will become vested upon the Named Executive Officer’s qualifying termination event following the change in control, as determined under the Oritani Equity Plans (i.e., a “double-trigger vesting” because the vesting is contingent upon a qualifying termination event at or following the Merger). Set forth below are the values of the unvested equity awards, based on a per share price of  each type of equity-based award that would become vested and be settled upon the effective time of the Merger, based on a price per share of $16.94 (i.e., the average closing price per share of Valley’s common stock over the first five business days following the announcement of the Merger Agreement, multiplied by the exchange ratio set forth in the Merger Agreement).

Name	Restricted Stock	Stock Options
Kevin J. Lynch	$ —	$ —
John M. Fields, Jr.	—	—
Louis Manderino	—	24,640
Kurt Breitenstein	67,760	47,280
Philip Wyks	—	—

(3)
With respect to Mr. Fields, whose benefit payable under the Director Retirement Plan will become fully vested because he will be deemed to be age 65 and have completed 10 years of service as a result of the Merger (i.e., a single trigger vesting), the amount reflects the enhanced portion of Mr. Fields’ normal retirement benefit, which will be payable in a cash lump sum in connection with the expected termination of the Director Retirement Plan as described above. The enhanced portion of Mr. Field’s normal retirement benefit is a single trigger payment because the payment is conditioned solely upon a change in control, such as the Merger.

(4)
The amounts in this column represent the present value of the cash equivalent of the cost of providing continued coverage for Messrs. Manderino and Breitenstein under the health insurance plans and other welfare arrangements currently sponsored by Oritani Bank for two years pursuant to their employment agreements. The present value was calculated using a discount rate equal to 120% of the applicable federal rate (compounded semi-annually) for August 2019, as published by the Internal Revenue Service. Messrs. Lynch, Fields and Wyks are entitled to continued health benefits pursuant to their participation in the Officer Retiree Health Plan, which they are entitled to receive without regard to the Merger.

(5)
This column represents the estimated dollar value of additional allocations to the Named Executive Officers in connection with the termination of the ESOP and repayment of the outstanding ESOP loan balance at closing. Following the repayment of the ESOP loan with unallocated shares, the remaining shares in the ESOP suspense account will be exchanged for the merger consideration and will be allocated to all eligible employees, including the Named Executive Officers, as earnings of the ESOP based on the eligible employee’s account balance. The estimated dollar value attributable to each Named Executive Officer as set forth above is based on a number of assumptions that may or not be accurate at the closing of the Merger, including that eligible participants who are currently employed by Oritani Bank remain employed by Oritani Bank through the Merger closing date and the merger consideration value is $16.94 (the average value of Valley’s common stock as of the first five (5) business days commencing after the public announcement of the Merger, multiplied by the exchange ratio set forth in the Merger Agreement).

Director Compensation
Each of the individuals who serves as a director of the Company also serves as a director of Oritani Bank and earns director fees in each capacity. Each non-employee director is currently paid a fee of $1,750 for each Company meeting attended and a fee of $1,750 for each Oritani Bank meeting attended. There are no separate fees paid for committee meetings attended. Additionally, each director receives a monthly retainer of $1,750 from each of the Company and Oritani Bank. Additional annual retainers are paid to the Lead Director/Chairman of the Audit Committee ($21,000) and the Chairmen of the other Board of Directors’ committees ($11,000). The Lead Director/Chairman of the Audit Committee is Director Antonaccio.
The following table sets forth the total fees and certain other remuneration paid to the non-management directors during fiscal 2019.  Information with respect to director compensation paid to directors who are also Named Executive Officers is included above in “Executive Officer Compensation—Summary Compensation Table.”
Name	Fees Earned or Paid in Cash	Change in Pension Value and Nonqualified Deferred Compensation Earnings (1)	Total
Nicholas Antonaccio	$105,000	$121,754	$226,754
James J. Doyle	95,000	200,638	295,638
Robert S. Hekemian	102,917	275,768	378,685
Harvey Hirschfeld	95,000	112,947	207,947
John J. Skelly, Jr.	95,000	135,582	230,582
Judith Schumacher Tilton	77,000	—	77,000

(1)
The amounts in this column reflect the actuarial change in the present value at June 30, 2019 compared to June 30, 2018, of the directors’ benefits under the Directors’ Retirement Plan, determined using interest rate and mortality rate assumptions consistent with those used in Oritani Financial Corp.’s audited financial statements and includes amounts for which the director may not currently be entitled to receive because such amounts are not vested.  This column also includes $97,754; $171,638; $159,768; $31,947 and $135,582 of preferential or above-market earnings on non tax-qualified deferred compensation for Directors Antonaccio, Doyle, Hekemian, Hirschfeld and Skelly, respectively, under the Directors’ Deferred Fee Plan.

Directors Deferred Fee Plans. Oritani Bank adopted the 2005 Directors Deferred Fee Plan, effective as of January 1, 2005, in order to include the provisions required by Section 409A of the Internal Revenue Code. Contributions to Oritani Bank’s prior Directors Deferred Fee Plan were frozen, effective as of December 31, 2004. Each month, Oritani Bank credits a director’s account under the 2005 Directors Deferred Fee Plan with the amount such director elects to defer. The director’s deferral election must generally be submitted to Oritani Bank prior to January 1 of the plan year in which the fees to be deferred are otherwise payable to the director and is irrevocable with respect to the fees covered by such election. Each director’s account under the plans is credited every month with interest at a rate equal to the greater of the Citibank Prime Rate or a 9% annualized rate.

A committee appointed by the Oritani Bank Board of Directors administers the plan. The CHR Committee may in its discretion permit a director to request that his deferred fee account(s) be invested in an alternative investment such as equity securities, fixed income securities, money market accounts and cash. The account of a director who has selected an alternative investment is credited with earnings or losses based on the investment selected. A director is 100% vested at all times in his deferred fee account(s).

Unless the director has designated a specified payment date, the director’s account balance under the 2005 Directors Deferred Fee Plan will be payable upon the earlier of: (i) separation from service; (ii) death; (iii) disability; or (iv) a change in control of the Company.  The benefit will be paid in the form of a lump sum or up to 10 annual installments, as elected by the director in his deferral election form.

With regard to the frozen Directors Deferred Fee Plan, the director’s account balance thereunder is payable upon either the director’s designated retirement age or actual retirement, as elected by the director. Alternatively, the director may elect to receive an in-service distribution, provided that such distribution will be payable no earlier than January 1st of the calendar year that is at least two years following the year for which the deferral election made.  In the event of death or disability, the director’s benefit will be payable to the director (or his beneficiary) at the time specified in his deferral election.  All benefits are payable in the form of either a lump sum, or 5 or 10 annual installments, as elected by the director in his deferral election form.

During fiscal 2019, Oritani Bank credited $982,000 in interest to directors’ accounts under the Directors Deferred Fee Plans.

Director’s Retirement Plan.  Oritani Bank maintains the 2005 Director’s Retirement Plan that was adopted as a restatement of the Director’s Retirement Plan and is intended to comply with section 409A of the Internal Revenue Code. Oritani Bank’s prior Director’s Retirement Plan was frozen, effective as of December 31, 2004. Benefits payable under the 2005 Director’s Retirement Plan are reduced by the amount of the retirement benefits payable to the director under the frozen Director’s Retirement Plan.

The 2005 Director’s Retirement Plan provides retirement, medical and death benefits to directors, including directors who are also employees, who have at least five years of service and retire after attaining age 65, or who, after attaining age 60 retire, die or become disabled. Upon retirement on or after attaining age 65 with at least ten years of cumulative service, an eligible director’s annual retirement benefit is equal to 50% of the director’s aggregate annual compensation with respect to his final year of service, including fees paid to the director for attendance at regular monthly meetings and annual meetings of Oritani Bank and the Company, monthly retainers, and any additional annual retainers paid to the director for service as a committee chair, lead director or otherwise.   The annual retirement benefit is generally payable to the director (and his beneficiary) in the form of either a single life annuity or joint and survivor annuity, provided, however, that a director may elect (in accordance with the terms of the plan) to receive the actuarial equivalent of his lifetime annual retirement benefit in the form of a lump sum in the event of his disability or separation from service within two years of a change in control of Oritani Bank.

If, after attaining age 60, a director retires, dies or becomes disabled, and such director has more than five years of service the director or his beneficiary will be entitled to the following percentage of benefit: 50% if the director has 5 to 6 years of service, 60% if the director has 6 to 7 years of service, 70% if the director has 7 to 8 years of service, 80% if the director has 8 to 9 years of service, 90% if the director has 9 to 10 years of service and 100% if the director has more than 10 years of service. In the event of a change in control, each director will be deemed to have 10 years of service and attained age 65 for the purpose of calculating his benefit under the plan. A director who retires prior to age 60 for any reason shall receive no benefit under the plan.

Each director was entitled to elect prior to December 31, 2006 to receive a lump sum payment upon a change in control in an amount equal to the present value of his plan benefits. Benefits under the plan are generally payable in monthly installments for the director’s lifetime or as a joint and survivor form of benefit depending on the director’s marital status at the time of the payment triggering event. Notwithstanding the foregoing, a director was permitted to elect prior to December 31, 2008, to receive his plan benefits in the form of a lump sum payment in the event of his disability prior to termination of service.

In the event a director who has served on the Board of Directors for at least five years dies while in service, the director’s spouse will be entitled to a benefit calculated as if the director had continued service until age 65. The amount of the survivor’s benefit will be based on the number of years the director would have served on the Board of Directors assuming the director served on the Board of Directors until age 65. The benefit will be payable to the director’s spouse for the remainder of the spouse’s life, along with medical benefits. As also described above under “Senior Officers and Directors Post-Retirement Medical Coverage,” medical benefits provided to directors and their spouses prior to the date of their retirement will continue to be provided to retired directors and their spouses, as long as the director lives, or, in the event the director dies while in office, the medical benefits will continue to be provided to the director’s spouse for his or her lifetime. In the event the cost of medical benefits provided under the plan exceeds 200% of the cost of such benefits to Oritani Bank immediately prior to the director’s retirement, the cost in excess of 200% will be paid by the retired director or his or her spouse. The total cost of the plan to Oritani Bank during the 2019 fiscal year was $341,000.

Directors also receive $50,000 of post-retirement life insurance coverage, which was obtained in conjunction with the Company’s purchase of Bank-Owned Life Insurance   See “Group Life Insurance Retirement Plan” above for further details.  The Company incurs no additional cost to provide this coverage; however, there is an immaterial accrual expense associated with the benefit.

Stock-Based Incentive Plans.  The non-management directors are eligible to participate in the 2007 Equity Plan and the 2011 Equity Plan.  Please see “Stock Benefit Plans” under “Benefit Plans and Arrangements” for additional information regarding these plans.  On August 28, 2018, 10,000 stock awards and 20,000 option awards were granted to Judith Schumacher Tilton upon her election to the Board of Directors.  The following table sets forth information with respect to outstanding equity awards as of June 30, 2019 for the non-management directors:

OUTSTANDING EQUITY AWARDS AT JUNE 30, 2019
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date (1)	Outstanding Unvested Restricted Stock as of June 30, 2019	Market Value of Restricted Stock that has Not Vested (2)
2011 Equity Plan	Option Awards
Nicholas Antonaccio	250,000	—	11.95	08/18/21	—	—
James J. Doyle	90,000	—	11.95	08/18/21	—	—
Robert S. Hekemian	227,500	—	11.95	08/18/21	—	—
John J. Skelly, Jr.	227,500	—	11.95	08/18/21	—	—
Judith Schumacher Tilton	—	20,000	16.15	08/28/28	10,000	177,400

(1)	Stock options expire ten years after grant date.
(2)	Market value calculated using June 28, 2019 closing price of $17.74/share.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Persons and groups who beneficially own in excess of 5% of the issued and outstanding shares of the Company’s common stock are required to file certain reports with the Securities and Exchange Commission (the “SEC”).  The following table sets forth certain information regarding persons who beneficially owned more than five percent of the Company’s issued and outstanding shares of common stock using the ownership totals per their SEC filings, as well as the Company’s 45,100,052 shares outstanding as of September 4, 2019.
Name and Address of Beneficial Owners	Number of Shares Owned	Percent of Common Stock Outstanding
BlackRock Inc. (1)
55 East 52nd Street
New York, NY 10055	6,072,366	13.46%

The Vanguard Group (2)
100 Vanguard Blvd.
Malvern, PA 19355	4,563,713	10.12%

Oritani Bank Employee Stock Ownership Plan (3)
370 Pascack Road
Township of Washington, New Jersey 07676	3,982,549	8.83%

Dimensional Fund Advisors LP (4)
6300 Bee Cave Road
Austin, Texas 78746	3,847,573	8.53%

(1)	Based on information contained in a Schedule 13G/A filed with the Securities and Exchange Commission on January 31, 2019.
(2)	Based on information contained in a Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 2019.
(3)	Based on information contained in a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2019.
(4)	Based on information contained in a Schedule 13G/A filed with the Securities and Exchange Commission on February 8, 2019.

Management
The following table sets forth information about the shares of Oritani Financial Corp. common stock owned by each director, each named executive officer (defined as our principal executive officer, our principal financial officer and our three other most highly compensated executive officers “Named Executive Officers”) identified in the summary compensation table included elsewhere in this Annual Report on Form 10-K/A, and all directors and executive officers as a group, as of June 30, 2019.
	Position(s) held with Oritani Financial Corp. and/or Oritani Bank	Shares Owned Directly (1)	Shares Owned Indirectly (2)	Options Exercisable within 60 days	Beneficial Ownership	Percent of Class
DIRECTORS
Nicholas Antonaccio	Director	87,492	—	250,000	337,492	*
James J. Doyle, Jr.	Director	242,000	—	90,000	332,000	*
John M. Fields. Jr.	Director, Executive Vice President and Chief Financial Officer	301,082	71,244	263,160	635,486	1.41%
Robert S. Hekemian, Jr.	Director	235,492	68,223	227,500	531,215	1.18%
Harvey R. Hirschfeld	Director	30,000	900	—	30,900	*
Kevin J. Lynch	Chairman, President and Chief Executive Officer	762,137	88,225	901,697	1,752,059	3.89%
Judith Schumacher Tilton	Director	20,000	29,899	4,000	53,899	*
John J. Skelly, Jr.	Director	401,817	50,000	227,500	679,317	1.51%

NAMED EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
Kurt Breitenstein	Executive Vice President and Chief Lending Officer	8,704	—	18,000	26,704	*
Louis Manderino	Executive Vice President and Chief Risk Officer	52,815	42,873	32,000	127,688	*
Philip M. Wyks	Senior Vice President and Corporate Secretary	16,698	73,053	18,000	107,751	*
All directors and named executive officers as a group (12 persons)		2,178,182	469,760	2,063,857	4,711,799	10.45%

(1)
Each person effectively exercises sole, or shared with spouse, voting power as to the shares reported.  For Ms. Schumacher Tilton, total includes shares awarded under the 2011 Equity Incentive Plan, 10,000 of which have not yet vested.

(2)
Includes shares held in the 401(k) plan and allocated shares in the employee stock ownership plan as well as shares held by immediate family members, in an individual retirement account, by companies in which the individual or a family member maintains a controlling interest or in a trust in which the individual is a trustee.

*	Less than 1.0%.

ITEM 13.	CERTAIN RELATIONSHIPS, AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Certain Related Persons
Federal law and regulations generally require that all loans or extensions of credit to executive officers and directors must be made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Oritani Bank or the Company and must not involve more than the normal risk of collectability or present other unfavorable features.  However, applicable regulations permit executive officers and directors to receive the same terms through loan programs that are widely available to other employees, as long as the director or executive officer is not given preferential treatment compared to the other participating employees.  Oritani Bank offers a loan program to all full time employees and directors that allows for a 25 basis point discount on the rate of a first mortgage loan on the individual’s primary residence that remains in effect as long as the employee maintains employment with Oritani Bank or the director maintains service to the Company, and the loan pays as agreed.
Section 402 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) generally prohibits an issuer from: (1) extending or maintaining credit; (2) arranging for the extension of credit; or (3) renewing an extension of credit in the form of a personal loan for an officer or director.  There are several exceptions to this general prohibition, one of which is applicable to Oritani Bank.  The provisions of this section of Sarbanes-Oxley do not apply to loans made by a depository institution that is insured by the FDIC and is subject to the insider lending restrictions of the Federal Reserve Act.  All loans to the Company’s directors and officers are made in conformity with the Federal Reserve Act and Regulation O.
The aggregate amount of our loans to our executive officers and directors, and their related entities, was $20.7 million at June 30, 2019.  These loans were performing according to their original terms at June 30, 2019.  See “Director Independence” for additional information regarding loans to our executive officers and directors, and their related entities.

Director Independence
The Board has determined that following its evaluation of director independence each member of the Board is an “independent director” within the meaning of the Nasdaq Stock Market corporate governance listing standards and the Company’s corporate governance policies other than Messrs. Lynch and Fields. Messrs. Lynch and Fields are not considered independent as each is an executive officer of the Company.
In addition, the Board of Directors has appointed Mr. Antonaccio as Lead Director.  In this capacity, Mr. Antonaccio chairs the meetings of the independent directors and other meetings of the Board when the Chairman is excused or absent.  Mr. Antonaccio also acts as liaison between the Chairman and the independent directors.
During fiscal 2019, Directors John J. Skelly, Jr. and John M. Fields, Jr. each had residential mortgage loans with Oritani Bank.  Additionally, Oritani Bank had loans outstanding to entities in which Directors Hekemian and Skelly had some form of ownership interests.  As of June 30, 2019, such loans pertaining to Mr. Hekemian totaled $5.7 million and such loans pertaining to Mr. Skelly totaled $14.2 million.  These loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public, and did not involve more than the normal risk of collectability or present other unfavorable features.
Mr. Lynch has served as our Chairman of the Board since 1998 and Chief Executive Officer since 1993.  Based on its most recent review of the Board leadership structure, the Board has determined that this leadership structure is effective for the Company because it provides the Company with strong and consistent leadership.  Given the current regulatory and market environment, the Board believes that having one leader serving as both the Chairman and Chief Executive Officer provides decisive and effective leadership, and ensures effective communication between management and the Board.  In addition, this leadership structure allows Mr. Lynch to more effectively execute the Company’s strategic initiatives and business plans.  The independent directors, led by its Lead Director, will continue to periodically review the Board’s leadership structure to ensure that it is most appropriate for the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Crowe

Set forth below is certain information concerning aggregate fees for professional services rendered by Crowe during fiscal years 2019 and 2018:

Audit Fees. The aggregate fees billed to the Company by Crowe for professional services rendered for the audit of the Company’s annual consolidated financial statements, review of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q and services that are normally provided by Crowe in connection with statutory and regulatory filings and engagements were $320,850 for fiscal 2019 and $308,900 for fiscal 2018.

Audit Related Fees. There were no “Audit Related Fees” for fiscal 2019 or fiscal 2018.

Tax Fees. The aggregate fees billed to the Company by Crowe for professional services rendered for tax compliance were $93,766 during fiscal 2019 and $116,495 during fiscal 2018.

All Other Fees. The aggregate fees billed to the Company by Crowe for other services were $37,700 during fiscal 2019.  There were no such fees for fiscal 2018.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services of the Independent Registered Public accounting firm

The Audit Committee’s policy is to pre-approve all audit and non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services.  Pre-approval is provided for up to one year and any pre-approval is detailed as to particular service or category of services and is subject to a specific budget.  The Audit Committee has delegated pre-approval authority to its Chair when necessary, with subsequent reporting to the Audit Committee.  The independent registered public accounting firm and management are required to report to the Audit Committee quarterly regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval policy, and the fees for the services performed to date.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)	The financial statements required in response to this item are incorporated by reference from Item 8 of the Form 10-K (File No. 001-34786) as filed on August 28, 2019.
(2)	All financial statement schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.
(3)	Exhibits.

2.1	Agreement and Plan of Merger, dated as of June 25, 2019, by and between Valley National Bancorp and Oritani Financial Corp.*********
3.1	Certificate of Incorporation of Oritani Financial Corp.*
3.2	Bylaws of Oritani Financial Corp.*
4	Form of Common Stock Certificate of Oritani Financial Corp.*
10.1	Employment Agreement between Oritani Financial Corp. and Kevin J. Lynch**, ******
10.2	Form of Employment Agreement between Oritani Financial Corp. and executive officers**, ******
10.3	Oritani Bank Director Retirement Plan***, ******
10.4	Oritani Bank Benefit Equalization Plan***, ******
10.5	Oritani Bank Executive Supplemental Retirement Income Agreement***, ******
10.6	Form of Employee Stock Ownership Plan***, ******
10.7	Director Deferred Fee Plan***, ******
10.8	Oritani Financial Corp. 2007 Equity Incentive Plan*****, ******
10.9	Oritani Financial Corp. 2011 Equity Incentive Plan****, ******
21	Subsidiaries of Registrant**
23.1	Consent of Independent Registered Public Accounting Firm*******
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Condition, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements*******

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

****	Incorporated by reference to the Company’s Proxy Statement for the 2011 Special Meeting of Stockholders filed with the Securities and Exchange Commission on June 27, 2011 (file No. 001-34786).
*****	Incorporated by reference to the Company’s Proxy Statement for the 2007 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 20, 2008 (file No. 001-33223).
******	Management contract, compensatory plan or arrangement.
*******	Incorporated by reference to Oritani Financial Corp.’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 28, 2019 (file No. 001-34786).
********	Incorporated herein by reference to Exhibit 2.1 to Oritani Financial Corp.’s Form 8-K (File No. 001-34786) as filed on June 26, 2019.

ITEM 16.	FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORITANI FINANCIAL CORP.

Date:	September 13, 2019	By:	/s/ Kevin J. Lynch
Kevin J. Lynch
Chief Executive Officer and President
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Kevin J. Lynch	Director, Chief Executive Officer and President	September 13, 2019
Kevin J. Lynch	(Principal Executive Officer)

/s/ John M. Fields, Jr.	Director, Executive Vice President	September 13, 2019
John M. Fields, Jr.	and Chief Financial Officer

/s/ Ann Marie Jetton	Sr. Vice President and Principal	September 13, 2019
Ann Marie Jetton	Accounting Officer

/s/ Nicholas Antonaccio	Director	September 13, 2019
Nicholas Antonaccio

/s/ James J. Doyle, Jr.	Director	September 13, 2019
James J. Doyle, Jr.

/s/ Robert S. Hekemian, Jr.	Director	September 13, 2019
Robert S. Hekemian, Jr.

/s/ Harvey R. Hirschfeld	Director	September 13, 2019
Harvey R. Hirschfeld

/s/Judith Schumacher-Tilton	Director	September 13, 2019
Judith Schumacher-Tilton

/s/ John J. Skelly, Jr.	Director	September 13, 2019
John J. Skelly, Jr.