Form 10-Q
period 2019-09-30
Oritani Financial Corp
filed 2019-11-12
CIK 1483195

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________

FORM 10-Q
______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, there were 56,245,065 shares of the Registrant’s common stock, par value $0.01 per share, issued and 45,153,395 shares outstanding.

Oritani Financial Corp.
FORM 10-Q

Part I. Financial Information
Item 1. Financial Statements

Oritani Financial Corp. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2019	June 30, 2019
	(unaudited)	(audited)
Assets
Cash on hand and in banks	$20,312	$19,145
Federal funds sold and short term investments	6,831	7,366
Cash and cash equivalents	27,143	26,511
Loans, net	3,421,268	3,491,322
Equity securities	1,344	1,358
Debt securities available for sale, at market value	30,578	32,752
Debt securities held to maturity, fair value of $325,054 and $334,179, respectively	321,871	332,215
Bank Owned Life Insurance (at cash surrender value)	101,490	100,872
Federal Home Loan Bank of New York (“FHLB”) stock at cost	23,007	25,925
Accrued interest receivable	11,979	11,935
Real estate owned	—	557
Office properties and equipment, net	14,796	12,904
Deferred tax assets, net	32,231	31,045
Other assets	3,951	3,120
Total Assets	$3,989,658	$4,070,516
Liabilities
Deposits	$2,936,546	$2,923,244
Borrowings	426,563	521,555
Advance payments by borrowers for taxes and insurance	23,952	24,607
Other liabilities	73,297	71,963
Total Liabilities	3,460,358	3,541,369
Stockholders’ Equity
Common stock, $0.01 par value; 150,000,000 shares authorized; 56,245,065 shares issued; 45,100,052 shares outstanding at September 30, 2019 and 45,097,052 shares outstanding at June 30, 2019.	562	562
Additional paid-in capital	515,868	515,491
Non-vested restricted stock awards	(190)	(216)
Treasury stock, at cost; 11,145,013 shares at September 30, 2019 and 11,148,013 shares at June 30, 2019.	(153,050)	(153,091)
Unallocated common stock held by the employee stock ownership plan	(14,733)	(15,085)
Retained earnings	183,533	182,032
Accumulated other comprehensive income, net of tax	(2,690)	(546)
Total Stockholders’ Equity	529,300	529,147
Total Liabilities and Stockholders’ Equity	$3,989,658	$4,070,516

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Income
(In thousands, except per share data)

	Three Months ended September 30,
	2019	2018
	(unaudited)
Interest income:
Interest on loans	$37,257	$35,952
Dividends on FHLB stock	405	448
Equity securities	11	10
Interest on debt securities available for sale	184	240
Interest on debt securities held to maturity	1,986	1,929
Interest on federal funds sold and short term investments	54	22
Total interest income	39,897	38,601
Interest expense:
Deposits	12,289	9,037
Borrowings	3,145	3,269
Total interest expense	15,434	12,306
Net interest income before provision for loan losses	24,463	26,295
Reversal of provision for loan losses	—	(2,000)
Net interest income after provision for loan losses	24,463	28,295
Non-interest income:
Fees and service charges	367	312
Bank-owned life insurance	618	624
Gains on sale of OREO	29	—
Change in fair value of equity securities	(14)	(119)
Other income	2	4
Total non-interest income	1,002	821
Non-interest expense:
Compensation, payroll taxes and fringe benefits	6,233	6,331
Advertising	142	143
Office occupancy and equipment expense	723	760
Data processing service fees	540	499
Federal insurance premiums	—	300
Other expenses	1,209	2,594
Total non-interest expense	8,847	10,627
Income before income tax expense	16,618	18,489
Income tax expense	4,318	5,092
Net income	$12,300	$13,397
Earnings per basic common share	$0.28	$0.30
Earnings per diluted common share	$0.28	$0.30

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In thousands)

	Three months ended September 30,
	2019	2018
	(unaudited)
Net of tax:
Net income	$12,300	$13,397
Other comprehensive income
Change in unrealized holding gain (loss) on debt securities available for sale	56	(119)
Amortization related to post-retirement obligations	9	8
Change in funded status of retirement obligations	(384)	—
Net change in unrealized (loss) gain on interest rate swaps	(1,825)	874
Total other comprehensive (loss) income	(2,144)	763
Total comprehensive income	$10,156	$14,160

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Three months ended September 30, 2019 and 2018 (unaudited)
(In thousands, except share data)

	Shares Outstanding	Common stock	Additional paid-in capital	Non-vested restricted stock awards	Treasury stock	Unallocated common stock held by ESOP	Retained earnings	Accumulated other comprehensive income (loss), net of tax	Total stockholders' equity
Balance at June 30, 2018	46,616,646	$562	$514,002	$(176)	$(129,433)	$(16,631)	$179,799	$11,223	$559,346
Net income	—	—	—	—	—	—	13,397	—	13,397
Other comprehensive income , net of tax	—	—	—	—	—	—	—	763	763
Cash dividends declared (0.25 per share)	—	—	—	—	—	—	(11,134)	—	(11,134)
Purchase of treasury stock	(18,788)	—	—	—	(292)	—	—	—	(292)
Issuance of restricted stock awards	10,000	—	—	(135)	135	—	—	—	—
Compensation cost for stock options and restricted stock	—	—	43	—	—	—	—	—	43
ESOP shares allocated or committed to be released	—	—	328	—	—	350	—	—	678
Exercise of stock options	12,000	—	—	—	161	—	(18)	—	143
Reclassification due to the adoption of ASU No. 2016-01	—	—	—	—	—	—	658	(658)	—
Balance at September 30, 2018	46,619,858	$562	$514,373	$(311)	$(129,429)	$(16,281)	$182,702	$11,328	$562,944

Balance at June 30, 2019	45,097,052	$562	$515,491	$(216)	$(153,091)	$(15,085)	$182,032	$(546)	$529,147
Net income	—	—	—	—	—	—	12,300	—	12,300
Other comprehensive loss, net of tax	—	—	—	—	—	—	—	(2,144)	(2,144)
Cash dividends declared (0.25 per share)	—	—	—	—	—	—	(10,800)	—	(10,800)
Compensation cost for stock options and restricted stock	—	—	24	—	—	—	—	—	24
ESOP shares allocated or committed to be released	—	—	385	—	—	352	—	—	737
Exercise of stock options	3,000	—	—	—	41	—	(5)	—	36
Vesting of restricted stock awards	—	—	(32)	26	—	—	6	—	—
Balance at September 30, 2019	45,100,052	$562	$515,868	$(190)	$(153,050)	$(14,733)	$183,533	$(2,690)	$529,300

See accompanying notes to unaudited consolidated financial statements.

Oritani Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Three months ended September 30,
	2019	2018
	(unaudited)
Cash flows from operating activities:
Net income	$12,300	$13,397
Adjustments to reconcile net income to net cash provided by operating activities:
ESOP and stock-based compensation expense	761	721
Tax benefit from stock-based compensation	1	1
Depreciation of premises and equipment	174	196
Net amortization and accretion of premiums and discounts on securities	301	324
Reversal of provision for loan losses	—	(2,000)
Amortization and accretion of deferred loan fees, net	(636)	(551)
Decrease in deferred taxes	354	595
Fair value adjustment for equity securities	14	119
Gain on sale of real estate owned	(29)	—
Increase in cash surrender value of bank owned life insurance	(618)	(623)
Increase in accrued interest receivable	(44)	(631)
Increase in other assets	(6,649)	(1,438)
Increase in other liabilities	1,333	533
Net cash provided by operating activities	7,262	10,643
Cash flows from investing activities:
Net decrease in loans receivable	70,690	41,469
Purchase of mortgage loans	—	(7,896)
Purchase of debt securities held to maturity	(7,469)	—
Purchase of Federal Home Loan Bank stock	(3,141)	(12,563)
Proceeds from payments, calls and maturities of debt securities available for sale	2,234	3,285
Proceeds from payments, calls and maturities of debt securities held to maturity	17,531	15,381
Proceeds from redemption of Federal Home Loan Bank stock	6,059	15,624
Proceeds from sale of real estate owned	586	—
Purchase of fixed assets	(11)	(64)
Net cash provided by investing activities	86,479	55,236
Cash flows from financing activities:
Net increase in deposits	13,302	8,897
Purchase of treasury stock	—	(292)
Dividends paid to shareholders	(10,800)	(11,134)
Exercise of stock options	36	143
(Decrease) increase in advance payments by borrowers for taxes and insurance	(655)	435
Proceeds from borrowed funds	—	45,000
Repayment of borrowed funds	(94,992)	(115,213)
Net cash used in financing activities	(93,109)	(72,164)
Net increase (decrease) in cash and cash equivalents	632	(6,285)
Cash and cash equivalents at beginning of period	26,511	34,848
Cash and cash equivalents at end of period	$27,143	$28,563
Supplemental cash flow information:
Cash paid during the period for:
Interest	$15,478	$12,210
Income taxes	$4,705	$5,079
Noncash item for lease adoption ASU 2016-02	$2,208	$—

See accompanying notes to unaudited consolidated financial statements.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation

The consolidated financial statements are composed of the accounts of Oritani Financial Corp., its wholly owned subsidiaries, Oritani Bank (the “Bank”), Hampshire Financial LLC (inactive) and Oritani LLC (inactive), and the wholly owned subsidiaries of Oritani Bank; Zorm 2009, LLC, Ormon LLC (Ormon) (inactive), and Oritani Investment Corp., as well as its wholly owned subsidiary, Oritani Asset Corporation (a real estate investment trust), (collectively, the "Company").  Intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, all of the adjustments (consisting of normal and recurring adjustments) necessary for the fair presentation of the consolidated financial condition and the consolidated results of operations for the unaudited periods presented have been included.  The results of operations and other data presented for the three month period ended September 30, 2019 are not necessarily indicative of the results of operations that may be expected for the fiscal year ending June 30, 2020.

Certain information and note disclosures usually included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for the preparation of the Form 10-Q.  The consolidated financial statements presented should be read in conjunction with the Company’s audited consolidated financial statements and notes to consolidated financial statements included in the Company’s June 30, 2019 Annual Report on Form 10-K, filed with the SEC on August 28, 2019.

The consolidated financial statements have been prepared in conformity with GAAP. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities presented in the Consolidated Balance Sheets at September 30, 2019 and June 30, 2019 and in the Consolidated Statements of Income for the Three Months Ended September 30,  2019 and 2018.  Actual results could differ significantly from those estimates.

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

The following is a summary of the Company’s earnings per share calculations and reconciliation of basic to diluted earnings per share.

	Three months ended September 30,
	2019	2018
	(In thousands, except per share data)
Net income	$12,300	$13,397
Weighted average common shares outstanding—basic	43,286	44,640
Effect of dilutive stock options outstanding	668	632
Weighted average common shares outstanding—diluted	43,954	45,272
Earnings per share-basic	$0.28	$0.30
Earnings per share-diluted	$0.28	$0.30

For the three months ended September 30, 2019 there were no option shares that could potentially dilute basic earnings per share. For the three months ended September 30, 2018 there were 1,677 option shares, that could potentially dilute basic earnings per share in the future that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for those periods.

3. Stock Repurchase Program

On March 4, 2015, the Board of Directors of the Company authorized a fourth stock repurchase plan pursuant to which the Company was authorized to repurchase up to 5% of the outstanding shares, or 2,205,451 shares.  During the twelve months ended  June 30, 2019, a total of  1,888,851  shares had been acquired under repurchase programs at a weighted average cost of  $15.20 per share.  With these purchases, the fourth repurchase plan was completed. Repurchased shares are held as treasury stock and will be available for general corporate purposes. The Company may conduct repurchases in accordance with a Rule 10b5-1 trading plan.

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

There were no options granted during the three months ended September 30, 2019. The fair value of options granted during the three months ended September 30, 2018 was estimated using the Black-Scholes options-pricing model with the assumptions in the following table.

Three Months ended September 30, 2018
Option shares granted	20,000
Expected dividend yield	7.47%
Expected volatility	17.68%
Risk-free interest rate	2.82%
Expected option life (in years)	6.5

The following is a summary of the Company’s stock option activity and related information as of September 30, 2019 and changes therein during the three months then ended:

	Number of Stock Options	Weighted Average Grant Date Fair Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Outstanding at June 30, 2019	2,222,691	$2.64	$12.16	2.4
Exercised	(3,000)	2.71	11.95	2.0
Outstanding at September 30, 2019	2,219,691	$2.64	$12.16	2.2
Exercisable at September 30, 2019	2,150,091	$2.69	$12.05	2.0

The Company recorded $6,000 and $11,000 of share based compensation expense related to options for the three months ended September 30, 2019 and 2018, respectively.  Expected future expense related to the non-vested options outstanding at September 30, 2019 is $61,000 over a weighted average period of 3.3 years.  Upon exercise of vested options, management expects to draw on treasury stock as the source of the shares.

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

The following is a summary of the status of the Company’s restricted stock shares as of September 30, 2019 and changes therein during the three months then ended:

	Number of Shares Awarded	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2019	16,800	$15.97
Vested	(2,000)	16.15
Non-vested at September 30, 2019	14,800	$15.95

The Company recorded $19,000 and $32,000 of share based compensation expense related to the restricted stock shares for the three months ended September 30, 2019 and 2018, respectively.  Expected future expense related to the non-vested restricted shares at September 30, 2019 is $191,000 over a weighted average period of 2.9 years.

Index
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

Net periodic benefit costs for the three months ended September 30, 2019 and 2018 are presented in the following table:

	Retirement Plan		BEP Plan		Medical Plan
	Three Months Ended September 30,
	2019	2018	2019	2018	2019	2018
	(In thousands)
Service cost	$35	$31	$—	$—	$17	$11
Interest cost	49	54	11	13	52	59
Amortization of unrecognized:
Net loss	—	—	12	8	1	—
Total	$84	$85	$23	$21	$70	$70

The service cost component of net periodic benefit cost is included in compensation and employee benefits on the Statements of Income. The other components of net periodic benefit cost, including interest cost and amortization of actuarial gain/loss are included in other expenses on the Statements of Income.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

6. Loans, net

Loans, net are summarized as follows:

	September 30, 2019	June 30, 2019
	(In thousands)
Residential	$260,651	$267,011
Residential commercial real estate	2,018,584	2,086,314
Grocery/credit retail commercial real estate	469,753	482,831
Other commercial real estate	689,078	683,739
Construction and land loans	20,705	9,170
Total loans	3,458,771	3,529,065
Less:
Unearned deferred fees and discounts, net	8,895	9,147
Allowance for loan losses	28,608	28,596
Loans, net	$3,421,268	$3,491,322

The Company’s allowance for loan losses is analyzed quarterly and many factors are considered, including changes in the portfolio, delinquencies, nonaccrual loan levels, and other environmental factors.  There have been no material changes to the allowance for loan loss methodology as disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 28, 2019.

The activity in the allowance for loan losses for the three months ended September 30, 2019 and 2018 is summarized as follows:

	Three months ended September 30,
	(In thousands)
	2019	2018
Balance at beginning of period	$28,596	$30,562
Reversal of provision for loan losses	—	(2,000)
Recoveries of loans previously charged off	12	3
Loans charged off	—	—
Balance at end of period	$28,608	$28,565

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
The following table provides the three month activity in the allowance for loan losses allocated by loan category at September 30, 2019 and 2018. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	Three months ended September 30, 2019
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$2,321	$15,694	$3,249	$6,968	$364	$28,596
Charge-offs	—	—	—	—	—	—
Recoveries	12	—	—	—	—	12
Provisions	(585)	405	(97)	(117)	394	—
Ending balance	$1,748	$16,099	$3,152	$6,851	$758	$28,608

	Three Months ended September 30, 2018
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Beginning balance	$1,990	$17,259	$3,015	$7,828	$470	$30,562
Charge-offs	—	—	—	—	—	—
Recoveries	3	—	—	—	—	3
Provisions	107	(1,825)	118	(52)	(348)	(2,000)
Ending balance	$2,100	$15,434	$3,133	$7,776	$122	$28,565

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
The following tables detail the amount of loans receivables that are evaluated individually, and collectively, for impairment, and the related portion of allowance for loan loss that is allocated to each loan portfolio segment at September 30, 2019 and June 30, 2019.

	At September 30, 2019
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	1,748	16,099	3,152	6,851	758	28,608
Total	$1,748	$16,099	$3,152	$6,851	$758	$28,608
Loans receivable:
Individually evaluated for impairment	$2,090	$—	$—	$3,476	$—	$5,566
Collectively evaluated for impairment	258,561	2,018,584	469,753	685,602	20,705	3,453,205
Total	$260,651	$2,018,584	$469,753	$689,078	$20,705	$3,458,771

	At June 30, 2019
	Residential	Residential commercial real estate	Grocery/credit retail commercial real estate	Other commercial real estate	Construction and land loans	Total
	(In thousands)
Allowance for loan losses:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Collectively evaluated for impairment	2,321	15,694	3,249	6,968	364	28,596
Total	$2,321	$15,694	$3,249	$6,968	$364	$28,596
Loans receivable:
Individually evaluated for impairment	$5,580	$—	$—	$3,758	$—	$9,338
Collectively evaluated for impairment	261,431	2,086,314	482,831	679,981	9,170	3,519,727
Total	$267,011	$2,086,314	$482,831	$683,739	$9,170	$3,529,065

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

The following tables provide information about the loan credit quality at September 30, 2019 and June 30, 2019:

	At September 30, 2019
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$238,533	$17,483	$1,009	$3,626	$—	$260,651
Residential commercial real estate	1,998,795	18,253	1,536	—	—	2,018,584
Grocery/credit retail commercial real estate	466,915	2,838	—	—	—	469,753
Other commercial real estate	620,558	60,445	4,417	3,658	—	689,078
Construction and land loans	20,705	—	—	—	—	20,705
Total	$3,345,506	$99,019	$6,962	$7,284	$—	$3,458,771

	At June 30, 2019
	Satisfactory	Pass/Watch	Special Mention	Substandard	Doubtful	Total
	(In thousands)
Residential	$241,524	$17,965	$351	$7,171	$—	$267,011
Residential commercial real estate	2,068,384	16,385	1,545	—	—	2,086,314
Grocery/credit retail commercial real estate	479,963	2,868	—	—	—	482,831
Other commercial real estate	617,061	58,219	4,246	4,213	—	683,739
Construction and land loans	9,170	—	—	—	—	9,170
Total	$3,416,102	$95,437	$6,142	$11,384	$—	$3,529,065

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
The following tables provide information about loans past due at September 30, 2019 and June 30, 2019:

	At September 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (1)
	(In thousands)
Residential	$2,486	$2,226	$534	$5,246	$255,405	$260,651	$3,014
Residential commercial real estate	—	—	—	—	2,018,584	2,018,584	—
Grocery/credit retail commercial real estate	—	—	—	—	469,753	469,753	—
Other commercial real estate	420	187	—	607	688,471	689,078	3,476
Construction and land loans	—	—	—	—	20,705	20,705	—
Total	$2,906	$2,413	$534	$5,853	$3,452,918	$3,458,771	$6,490

	At June 30, 2019
	30-59 Days Past Due	60-89 Days Past Due	90 days or More Past Due	Total Past Due	Current	Total Loans	Nonaccrual (2)
	(In thousands)
Residential	$2,482	$1,409	$5,164	$9,055	$257,956	$267,011	$6,531
Residential commercial real estate	—	—	—	—	2,086,314	2,086,314	—
Grocery/credit retail commercial real estate	—	—	—	—	482,831	482,831	—
Other commercial real estate	1,789	—	—	1,789	681,950	683,739	3,522
Construction and land loans	—	—	—	—	9,170	9,170	—
Total	$4,271	$1,409	$5,164	$10,844	$3,518,221	$3,529,065	$10,053

(1)
Included in nonaccrual loans at September 30, 2019 are residential loans totaling $350,000 that were 30-59 days past due; and residential loans totaling $952,000 that were 60-89 days past due; and residential loans totaling $1.2 and other commercial real estate loans totaling $3.5 million that were less than 30 days past due.

(2)
Included in nonaccrual loans at June 30, 2019 are residential loans totaling $30,000 that were 30-59 days past due; residential loans totaling $768,000 that were 60-89 days past due; and residential loans totaling $568,000 and other commercial real estate loans totaling $2.4 million that were less than 30 days past due.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
The Company defines an impaired loan as a loan for which it is probable, based on current information, that the Company will not collect all amounts due under the contractual terms of the loan agreement.  Loans we individually classify as impaired include multifamily, commercial mortgage and construction loans with balances of $1.0 million or more, unless a condition exists for loans less than $1.0 million that would increase the Bank’s potential loss exposure.  At September 30, 2019 and June 30, 2019, impaired loans were primarily collateral-dependent and totaled $5.6 and $9.3 million respectively, with no related allowance for credit losses.

The following table provides information about the Company’s impaired loans at September 30, 2019 and June 30, 2019:

	At September 30, 2019			At June 30, 2019
	Recorded Investment	Unpaid Principal Balance	Allowance	Recorded Investment	Unpaid Principal Balance	Allowance
	(In thousands)
With no related allowance recorded:
Residential	$2,096	$2,090	$—	$5,580	$5,580	$—
Other commercial real estate	3,299	3,476	—	3,938	3,758	—
Total	$5,395	$5,566	$—	$9,518	$9,338	$—

The following tables present the average recorded investment and interest income recognized on impaired loans for the Three Months ended September 30, 2019 and 2018:

	Three months ended September 30,
	2019		2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(In thousands)
With no related allowance recorded:
Residential	$2,154	$12	$5,197	$18
Other commercial real estate	3,327	36	3,956	73
	$5,481	$48	$9,153	$91
Cash basis interest income		$48		$49

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
Troubled debt restructured loans (“TDRs”) are those loans whose terms have been modified because of deterioration in the financial condition of the borrower.  The Company has selectively modified certain borrower’s loans to enable the borrower to emerge from delinquency and keep their loans current.  The eligibility of a borrower for a TDR modification depends upon the facts and circumstances of each transaction, which may change from period to period, and involve judgment by management regarding the likelihood that the modification will result in the maximum recovery by the Company.  Modifications could include extension of the terms of the loan, reduced interest rates, and forgiveness of accrued interest and/or principal.  Once an obligation has been restructured because of such credit problems, it continues to be considered restructured until paid in full or, if the obligation yields a market rate (a rate equal to or greater than the rate the Company was willing to accept at the time of the restructuring for a new loan with comparable risk), until the year subsequent to the year in which the restructuring takes place, provided the borrower has performed under the modified terms for a six month period.  Management classifies all TDRs as impaired loans.  Included in impaired loans at September 30, 2019 and June 30, 2019, are $1.3 million and $1.5 million, respectively of loans which are deemed TDRs.

The following table presents additional information regarding the Company’s TDRs as of September 30, 2019 and June 30, 2019:

	Troubled Debt Restructurings at September 30, 2019			Troubled Debt Restructurings at June 30, 2019
	Performing	Nonperforming	Total	Performing	Nonperforming	Total
	(In thousands)			(In thousands)
Residential	$—	$167	$167	$—	$167	$167
Other commercial real estate	—	1,085	1,085	236	1,096	1,332
Total	$—	$1,252	$1,252	$236	$1,263	$1,499
Allowance	$—	$—	$—	$—	—	$—

There were no loan relationships modified in a troubled debt restructuring during the three months ended September 30, 2019 and 2018.

There were no payment defaults (90 days or more past due) on loans modified as troubled debt restructurings within twelve months of modification during the three months ended September 30, 2019 and 2018.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

7. Securities

Debt Securities Held to Maturity

The following is a comparative summary of debt securities held to maturity at September 30, 2019 and June 30, 2019:

	At September 30, 2019
	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
	(In thousands)
U.S. Government and Federal agency obligations
Due in less than one year	$5,000	$—	$9	$4,991
Mortgage-backed securities:
Residential MBS	203,617	2,276	479	205,414
Commercial MBS	26,788	871	1	27,658
CMO	71,436	470	448	71,458
Corporate Note
Due in five to ten years	15,030	503	—	15,533
	$321,871	$4,120	$937	$325,054

	At June 30, 2019
	Amortized cost	Gross unrecognized gains	Gross unrecognized losses	Fair value
	(In thousands)
U.S. Government and Federal agency obligations
Due in less than one year	$5,000	$—	$21	$4,979
Mortgage-backed securities:
Residential MBS	207,587	1,952	639	208,900
Commercial MBS	26,952	511	27	27,436
CMO	77,643	434	512	77,565
Corporate Note
Due in five to ten years	15,033	266	—	15,299
	$332,215	$3,163	$1,199	$334,179

The contractual maturities of mortgage-backed securities held to maturity generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The debt securities held to maturity proceeds, fair values pledged, and other than temporary impairment charges information are reflected in the table below:

	Three Months Ended	Three Months Ended	At
	September 30, 2019	September 30, 2018	June 30, 2019
(dollars in thousands)

Proceeds from sale of held-to-maturity debt securities	$—	$—	$—
Fair value of debt securities held-to-maturity pledged as collateral for advances	6,934	8,500	7,501
Fair value of debt securities held-to-maturity pledged for interest rate swap	—	—	—
Fair value of debt securities held-to-maturity pledged as collateral for municipal deposits	18,778	—	19,511
Other than temporary impairment charges on held-to-maturity debt securities	—	—	—

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Gross unrecognized losses on debt securities held to maturity and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrecognized loss position at September 30, 2019 and June 30, 2019 were as follows:
	At September 30, 2019
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
	(In thousands)
U.S. Government and Federal agency obligations
Due in less than one year	$—	$—	$4,991	$9	$4,991	$9
Mortgage-backed securities:
Residential MBS	63,869	191	41,176	288	105,045	479
Commercial MBS	4,364	1	—	—	4,364	1
CMO	17,446	110	28,716	338	46,162	448
	$85,679	$302	$74,883	$635	$160,562	$937

	At June 30, 2019
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses	Fair value	Gross unrecognized losses
	(In thousands)
U.S. Government and Federal agency obligations
Due in less than one year	$—	$—	$4,979	$21	$4,979	$21
Mortgage-backed securities:
Residential MBS	—	—	103,110	639	103,110	639
Commercial MBS	—	—	4,370	27	4,370	27
CMO	—	—	45,043	512	45,043	512
	$—	$—	$157,502	$1,199	$157,502	$1,199

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

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Debt Securities Available for Sale

The following is a comparative summary of debt securities available for sale at September 30, 2019 and June 30, 2019:

	At September 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Mortgage-backed securities:
Residential MBS	$2	$—	$—	$2
Commercial MBS	3,882	—	7	3,875
CMO	26,900	4	203	26,701
	$30,784	$4	$210	$30,578

	At June 30, 2019
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
Mortgage-backed securities:
Residential MBS	$9	$—	$—	$9
Commercial MBS	3,921	—	5	3,916
CMO	29,108	3	284	28,827
	$33,038	$3	$289	$32,752

The contractual maturities of mortgage-backed securities available for sale generally exceed 20 years; however, the effective lives are expected to be shorter due to anticipated prepayments and, in the case of CMOs, cash flow priorities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

The debt securities available proceeds, fair values pledged, and other than temporary impairment charges information are reflected in the table below:

	Three Months Ended	Three Months Ended	At
	September 30, 2019	September 30, 2018	June 30, 2019
(dollars in thousands)

Proceeds from sales of debt securities available for sale	$—	$—	$—
Fair value of debt securities available for sale pledged as collateral for advances	12,290	—	12,879
Fair value of debt securities available for sale pledged for interest rate swap	—	—	—
Fair value of debt securities available for sale pledged as collateral for municipal deposits	—	—	—
Other than temporary impairment charges on debt securities available for sale	—	—	—

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Gross unrealized losses on debt securities available for sale and the fair value of the related securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and June 30, 2019 were as follows:

	At September 30, 2019
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
Commercial MBS	$3,875	$7	$—	$—	$3,875	$7
CMO	4,305	8	20,991	195	25,296	203
	$8,180	$15	$20,991	$195	$29,171	$210

	At June 30, 2019
	Less than 12 months		Greater than 12 months		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
	(In thousands)
Mortgage-backed securities:
Commercial MBS	$3,916	$5	$—	$—	$3,916	$5
CMO	—	$—	27,063	284	$27,063	$284
	$3,916	$5	$27,063	$284	$30,979	$289

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

Equity Securities

The Company's portfolio of equity securities had an estimated fair value of  $1.3 million and $1.4 million at September 30, 2019 and June 30, 2019, respectively. Equity Securities are reported at estimated fair value on the Company's Consolidated Balance Sheets. The Company adopted FASB Accounting Standard Update ("ASU") 2016-01 on July 1, 2018. The ASU supersedes the guidance to classify equity securities with readily determinable fair value into different categories and requires equity securities to be measured at fair value with changes in the fair value recognized through net income rather than accumulated other comprehensive income (loss). Upon adoption, the Company recorded an after tax cumulative-effect adjustment of $658,000 in the consolidated statement of stockholders' equity, reclassified its equity securities out of available for sale securities to equity securities on the consolidated balance sheets for all periods presented, and recognized unrealized changes in fair value through earnings. For periods prior to the adoption of ASU 2016-01, unrealized changes in fair value of equity securities were included in accumulated other comprehensive income (loss). Unrealized changes in fair value of equity securities recognized through income for the three months ended September 30, 2019 and 2018 is a net loss of $14,000 and $119,000, respectively. There were no sales of equity securities for the three months ended September 30, 2019 and 2018.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

8. Deposits

Deposits include checking (non-interest and interest-bearing demand deposits), money market, savings and time deposits. We had brokered deposits totaling $451.6 million and $471.2 million at September 30, 2019 and June 30, 2019, respectively.   Total municipal deposits were $520.8 million and $512.0 million at September 30, 2019 and June 30, 2019, respectively. Municipal deposits are secured by a Federal Home Loan Bank of New York municipal deposit letter of credit in the amount of $120.0 million and $150.0 million at September 30, 2019 and June 30, 2019, respectively. Municipal deposits are also secured by debt securities held to maturity with fair values of $18.8 million at September 30, 2019. As of September 30, 2019 and June 30, 2019, the aggregate amount of outstanding time deposits in amounts greater than $250,000 was $224.3 million and $253.5 million, respectively.

 Deposit balances are summarized as follows:

	September 30, 2019	June 30, 2019
	(Dollars in thousands)
Checking accounts	$688,899	$668,453
Money market deposit accounts	651,976	622,670
Savings accounts	378,272	383,763
Time deposits	1,217,399	1,248,358
	$2,936,546	$2,923,244

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

At September 30, 2019, Oritani had nineteen interest rate swap agreements with a total notional outstanding of $345.0 million.  These agreements all feature exchanges of fixed for variable payments covering various hedging periods maturing between June 2020 and June 2025.   The Company is paying fixed rates on these swaps ranging from 0.77% to 1.90%, in exchange for receiving variable payments linked to one month LIBOR.

The following table presents amounts included in the consolidated balance sheets related to the fair value of derivative financial instruments at September 30, 2019 and June 30, 2019.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

		At September 30, 2019		At June 30, 2019
.	Balance Sheet Line Item	Notional Amount	Fair Value	Notional Amount	Fair Value
Cash flow hedge interest rate swaps
Gross unrealized gain	Other Assets	$150,000	$884	$185,000	$1,624
Gross unrealized loss	Other Liabilities	195,000	(3,248)	170,000	(1,408)
Gross notional / net fair value		$345,000	$(2,364)	$355,000	$216
Average rate paid		1.54%		1.50%
Average rate received		2.30%		2.37%
Weighted average maturity (years)		3.2		3.3

Gains (losses) included in the consolidated statements of income and in comprehensive income, on a pre-tax basis, related to cash flow hedge interest rate swaps are as follows:

	Three Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Amount of (loss) gain recognized in other comprehensive income	$(1,858)	$1,851
Amount of unrealized gain (loss) reclassified from accumulated other comprehensive loss to interest expense	722	616
Net change in unrealized (loss) gain on interest rate swaps, before taxes	$(2,580)	$1,235

Ineffectiveness recognized during the three months ended September 30, 2019 and 2018 was immaterial.   There were $1.9 million and $96,000, accumulated net after-tax losses related to effective cash flow hedges included in accumulated other comprehensive loss at September 30, 2019 and June 30, 2019, respectively. Amounts reported in accumulated other comprehensive income related to cash flow interest rate swaps are reclassified to interest expense as interest payments are made.  There were no securities pledged for the swaps at September 30, 2019 and June 30, 2019. At September 30, 2019 and June 30, 2019, we had cash of $2.9 million and $710,000 pledged for swaps.

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

The enactment of the Tax Cuts and Jobs Act on December 22, 2017 lowered the federal corporate income tax rate to 21% beginning in 2018 from a maximum rate of 35% in 2017. The benefit of the lower federal tax rate was partially offset by the impact of New Jersey (“NJ”) tax legislation enacted on July 1, 2018 that imposes a temporary surtax of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. The legislation also requires mandatory unitary combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019. The legislation required a revaluation of our deferred tax assets/liabilities based on the rates at which they are expected to reverse in the future. The revaluation of the Company's deferred tax balances resulted in a one-time non-cash charge of $477,000 which was included in income tax expense for the three months ended September 30, 2018. Excluding the impact of the revaluation, the effective tax rate for the 2018 period was 25%. The increase in effective tax rate in the 2019 period was the result of the NJ tax legislation. The Company reports earnings on a fiscal year basis and the increased income tax implications of the NJ legislation were partially recognized by the Company ratably over the course of the fiscal year ending June 30, 2019. The full impact of the legislation will be recognized in the fiscal year ending June 30, 2020. The Company's estimated effective tax rate for the fiscal year ending June 30, 2020 is 26%.

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

In connection with the adoption of ASU 2016-01 on July 1, 2018, the Company refined the methodology used to estimate the fair value of the loan portfolio using an exit price notion resulting in prior periods no longer being comparable. The exit price notion requires determination of the price at which willing market participants would transact at the measurement date under current market conditions depending on facts and circumstances, such as origination rates, credit risk, transaction costs, liquidity, and other adjustments.  The application of an exit price notion requires the use of significant judgment.   Estimated fair value for loans is determined using portfolios of loans with similar financial characteristics. Loans are segregated by type such as residential, multifamily, commercial real estate, construction, land and consumer. Each loan category is further segmented into fixed and adjustable rate interest terms.  At September 30, 2019 and June 30, 2019,  estimated fair value of loans is determined using a discounted cash flow model that employs an exit discount rate that reflects the current market pricing for loans with similar characteristics and remaining maturity, adjusted by underwriting uncertainty, liquidity and credit discounts. The Company classifies the estimated fair value of loans held for investment as Level 3.

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

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements
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

Assets and Liabilities Recorded at Fair Value on a Recurring Basis

The following tables present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and June 30, 2019 by level within the fair value hierarchy. There were no transfers between levels within the fair value hierarchy during the three months ended September 30, 2019.

	Fair Value as of September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$1,344	$1,344	$—	$—
Mortgage-backed securities available for sale
Residential MBS	2	—	2	—
Commercial MBS	3,875	—	3,875	—
CMO	26,701	—	26,701	—
Total debt securities available for sale	30,578	—	30,578	—
Interest rate swaps	884	—	884	—
Total assets measured on a recurring basis	$32,806	$1,344	$31,462	$—
Liabilities:
Interest rate swaps	$(3,248)	$—	$(3,248)	$—

	Fair Value as of June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Equity Securities	$1,358	$1,358	$—	$—
Mortgage-backed securities available for sale
Residential MBS	9	—	9	—
Commercial MBS	3,916	—	3,916	—
CMO	28,827	—	28,827	—
Total debt securities available for sale	32,752	—	32,752	—

Interest rate swaps	1,624	—	1,624	—
Total assets measured on a recurring basis	$35,734	$1,358	$34,376	$—
Liabilities:
Interest rate swaps	$(1,408)	$—	$(1,408)	$—

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

The following tables present the recorded amount of assets measured at fair value on a nonrecurring basis as of September 30, 2019 and June 30, 2019 by level within the fair value hierarchy.

	Fair Value as of September 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Other commercial real estate	$1,016	$—	$—	$1,016
Total impaired loans	1,016	—	—	1,016
Real estate owned
Total real estate owned	—	—	—	—
Total assets measured on a non-recurring basis	$1,016	$—	$—	$1,016

	Fair Value as of June 30, 2019	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Assets:
Impaired loans:
Other commercial real estate	$1,164	$—	$—	$1,164
Total impaired loans	1,164	—	—	1,164
Real estate owned
Other commercial real estate	557	—	—	557
Total real estate owned	557	—	—	557
Total assets measured on a non-recurring basis	$1,721	$—	$—	$1,721

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

Estimated Fair Value of Financial Instruments

The following tables present the carrying amount, estimated fair value, and placement in the fair value hierarchy of financial instruments not recorded at fair values in their entirety on a recurring basis on the Company’s balance sheet at September 30, 2019 and June 30, 2019. These tables exclude financial instruments for which the carrying amount approximates fair value. Financial instruments for which the carrying amount approximates fair value include cash and cash equivalents, FHLB stock, non-maturity deposits, overnight borrowings, and accrued interest.

	September 30, 2019
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Debt securities held to maturity	$321,871	$325,054	$—	$325,054	$—
Loans, net	3,421,268	3,408,434	—	—	3,408,434
Financial liabilities:
Time deposits	1,217,399	1,228,591	—	1,228,591	—
Term borrowings	426,563	431,197	—	431,197	—

	June 30, 2019
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
	(In thousands)
Financial assets:
Debt securities held to maturity	$332,215	$334,179	$—	$334,179	$—
Loans, net	3,491,322	3,469,016	—	—	3,469,016
Financial liabilities:
Time deposits	1,248,358	1,255,282	—	1,255,282	—
Term borrowings	490,755	493,674	—	493,674	—

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

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

12. Other Comprehensive Income

The components of comprehensive income, both gross and net of tax, are presented for the periods below (in thousands):

	Three Months ended September 30,
	2019	2018
Gross:
Net income	$16,618	$18,489
Other comprehensive income
Change in unrealized holding gain (loss) on debt securities available for sale	79	(153)
Amortization related to post-retirement obligations	13	8
Change in funded status of retirement obligations	(547)	—
Net change in unrealized (loss) gain on interest rate swaps	(2,580)	1,235
Total other comprehensive (loss) income	(3,035)	1,090
Total comprehensive income	13,583	19,579
Tax applicable to:
Net income	4,318	5,092
Other comprehensive income
Change in unrealized holding gain (loss) on debt securities available for sale	23	(34)
Amortization related to post-retirement obligations	4	—
Change in funded status of retirement obligations	(163)	—
Net change in unrealized (loss) gain on interest rate swaps	(755)	361
Total other comprehensive (loss) income	(891)	327
Total comprehensive income	3,427	5,419
Net of tax:
Net income	12,300	13,397
Other comprehensive income
Change in unrealized holding gain (loss) on debt securities available for sale	56	(119)
Amortization related to post-retirement obligations	9	8
Change in funded status of retirement obligations	(384)	—
Net change in unrealized (loss) gain on interest rate swaps	(1,825)	874
Total other comprehensive (loss) income	(2,144)	763
Total comprehensive income	$10,156	$14,160

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

The following table presents the changes in the components of accumulated other comprehensive income (loss), net of tax, for the three months ended September 30, 2019 and 2018 (in thousands):

	Unrealized Holding (Loss) Gain on Debt Securities Available for Sale	Post Retirement Obligations	Unrealized Holding Gain (Loss) on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss), Net of Tax
Balance at June 30, 2019	$(162)	$(288)	$(96)	$(546)
Net change	56	(375)	(1,825)	(2,144)
Balance at September 30, 2019	$(106)	$(663)	$(1,921)	$(2,690)

Balance at June 30, 2018	$(86)	$(314)	$11,623	$11,223
Net change	(119)	8	874	763
Reclassification due to the adoption of ASU No. 2016-01	(658)	—	—	(658)
Balance at September 30, 2018	$(863)	$(306)	$12,497	$11,328

The following table sets forth information about the amount reclassified from accumulated other comprehensive income (loss) to the consolidated statement of income and the affected line item in the statement where net income is presented (in thousands).

Accumulated Other Comprehensive Income (Loss) Component	Affected line item in the Consolidated Statement of Income	Three Months ended September 30, 2019	Three Months ended September 30, 2018

Amortization related to post-retirement obligations (1)
Net loss	Other expenses	$13	$8
	Total before tax	13	8
	Income tax benefit	4	—
	Net of tax	$9	$8

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

The following table summarizes non-interest income for the periods indicated (in thousands):

	Three Months Ended September 30,
	2019	2018
	unaudited
Fees and service charges for customer services:
Service charges on deposits	$112	$125
ATM and card interchange fees	141	131
Service charges on loans	114	56
Total fees and service charges	$367	$312
Bank owned life insurance	618	624
Gains (losses) on sale of OREO	29	—
Change in fair value of equity securities	(14)	(119)
Other income	2	4
Total non-interest income	$1,002	$821

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

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

14. Leases

On July 1, 2019, The Company adopted ASU 2016-02, “Leases (Topic 842)”, which requires recognition of a right-of-use (“ROU”) asset and lease liability on the balance sheet for operating and financing leases. The Company elected the transition method under which we recognize and measure leases that exist at the effective date and prior comparative periods are not adjusted. In addition, the Company elected the package of practical expedients and did not reassess whether an arrangement is or contains a lease, did not reassess lease classification, and did not reassess what qualifies as an initial direct cost. The Company also made accounting policy elections to exclude short-term leases of 12 months or less from the balance sheet and to separate lease and non-lease components from its lease obligations with the non-lease components being charged to earnings when incurred.

The Company’s lease agreements primarily consist of real estate leases for bank premises.  The Company’s bank premises operated under lease agreements have all been designated as operating leases.  The Company does not have leases designated as finance leases.  Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term.  The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.  The Company’s lease agreements include options to extend or terminate the lease.  The decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal. The Company’s leases have remaining lease terms between one to 6.7 years. Lease expense for lease payments is recognized on a straight-line basis over the lease term.  The Company has lease agreements with lease and non-lease components, which the Company has elected to account for separately as the non-lease component amounts are readily determinable under most leases.

The following table present the balance sheet information related to leases:

September 30, 2019
(Dollars in thousands)
Operating lease right-of-use assets included in Office properties and equipment, net	$2,055
Operating lease liabilities included in Other liabilities	2,057
Weighted average remaining lease term, in years	4.6
Weighted average discount rate	2.27%

The following table presents the components of total lease cost recognized in the consolidated statements of income and supplemental cash flow information related to leases:

Three months ended
September 30, 2019
(Dollars in thousands)
Lease cost
Operating lease cost	$209
Short-term lease cost	27
Total lease cost (included in Office occupancy and equipment expense)	$236
Cash paid toward operating lease liabilities	$233

Future minimum operating lease payments and reconciliation to operating lease liabilities at September 30, 2019:

September 30, 2019
(Dollars in thousands)

2020	$568
2021	576
2022	389
2023	310
2024	179
Thereafter	248
Total lease payments	2,270
less: imputed interest	(213)
Total operating lease liabilities	$2,057

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

15. Recent Accounting Pronouncements

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

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities", which is intended to improve the recognition and measurement of financial instruments.  The ASU revises an entity's accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value.  It also amends certain disclosure requirements associated with the fair value of financial instruments.  The disclosure of fair value of the loan portfolio will be impacted as the fair value will be calculated using an exit price.  The ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.   The Company adopted this standard effective July 1, 2018. The Company recorded a cumulative effect adjustment for its equity instruments to the balance sheet as of July 1, 2018 in the amount of $658,000, representing the unrealized gain, net of tax at June 30, 2018. The change in fair value of equity securities is realized in the statement of income.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. This ASU requires lessees to put most leases on their balance sheets but recognize expenses in the income statement in a manner similar to current accounting treatment. This ASU changes the guidance on sale-leaseback transactions, initial direct costs and lease execution costs, and , for lessors, modifies the classification criteria and the accounting for sales-type and direct financing leases. A modified retrospective transition is required under which comparative balance sheets from the earliest historical period presented will be revised to reflect what the financials would have looked like were the provisions of the update applied consistently in all prior periods. In July 2018, the FASB issued ASU 2018-11 “Leases (Topic 842) Targeted Improvements” which allows entities adopting ASU No. 2016-02 to choose an additional transition method, under which an entity to initially applies the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendment in this update becomes effective for annual periods and interim periods within those annual periods beginning after December 15, 2018. The Company has elected the transition method permitted by ASU No. 2018-11 under which an entity shall recognize and measure leases that exist at the application date and prior comparative periods are not adjusted. For leases existing at the effective date, the Company elected the package of practical expedients and therefore did not reassess whether an arrangement is or contains a lease, did not reassess lease classification, and did not reassess what qualifies as an initial direct cost. The Company also made accounting policy elections to exclude short-term leases of 12 months or less from the balance sheet and to separate and non-lease components from its lease obligations with the non-lease components being charged to earnings when incurred. Upon adoption of the new lease guidance on  July 1, 2019, the Company recorded a right-of-use-asset and lease liability of $2.2 million, included in Office properties and equipment, net and Other liabilities, respectively. The new guidance did not have a material impact on the Company’s statement of income or cash flows. See Note 14. “Leases” for additional information.

Index
Oritani Financial Corp. and subsidiaries
Notes to Unaudited Consolidated Financial Statements

16. Pending Business Combinations

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

The Merger Agreement provides certain termination rights for both Valley and Oritani. The Merger Agreement  provides that upon termination of the Merger Agreement under certain circumstances Oritani will be obligated to pay Valley a termination fee of $28 million and/or Valley’s reasonable out of pocket expenses up to $1.8 million. If the Merger Agreement is terminated under other certain circumstances, Valley will be obligated to pay Oritani up to $1.8 million of Oritani’s reasonable out of pocket expenses.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This Quarterly Report contains certain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward looking statements may be identified by reference to a future period or periods, or by use of forward looking terminology, such as “may,” “will,” “believe,” ‘expect,” “estimate,” ‘anticipate,” “continue,” or similar terms or variations on those terms, or the negative of those terms.  Forward looking statements are subject to numerous risks and uncertainties.  Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements in addition to those risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended June 30, 2019, include, but are not limited to, those related to the economic environment, particularly in the market areas in which Oritani Financial Corp. (the “Company”) operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

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

Additional factors relating to our proposed merger (the “Merger”) with Valley National Bancorp (“Valley”) include the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement; delays in closing the merger agreement or other risks that any of the closing conditions to the merger agreement may not be satisfied in a timely manner or at all and the diversion of management’s time from existing business operations due to time spent related to the Merger or integration efforts; the risk that our business and the business of Valley will not be integrated successfully or such integration may be more difficult, time consuming or costly than expected; expected revenue and other synergies and cost savings from the Merger may not be fully realized or realized within the expected time frame; revenues following the Merger may be lower than expected; and expenses related to the Merger and costs following the Merger that are higher than expected.

In connection with the Merger, Valley has filed with the SEC a Registration Statement on Form S-4 that includes a joint proxy statement/prospectus, which includes business and financial information about Valley and the Company from documents that Valley and the Company have previously filed with the SEC. Shareholders of the Company are urged to read the registration statement and the proxy statement/prospectus regarding the Merger and other relevant documents filed with the SEC, as well as any amendments or supplements to those documents.

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

Comparison of Financial Condition at September 30, 2019 and June 30, 2019

Total Assets.  Total assets decreased $80.9 million to $3.99 billion at September 30, 2019, from $4.07 billion at June 30, 2019. The primary contributor to the decreased asset level was a contraction in loan balances.

Net Loans. Loans, net decreased $70.0 million to $3.42 billion at September 30, 2019, from $3.49 billion at June 30, 2019. As discussed in “Comparison of Operating Results for the three months ended September 30, 2019 and 2018, Interest Income,” our origination volume is below target levels and loan principal payments remain elevated. Delinquency and non performing asset information is provided below:

	9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018
	(Dollars in thousands)
Delinquency Totals
30—59 days past due	$2,556	$3,146	$1,648	$2,890	$15,261
60—89 days past due	1,461	641	975	8,431	356
Nonaccrual	6,490	10,053	10,184	10,706	9,083
Total	$10,507	$13,840	$12,807	$22,027	$24,700
Non Performing Asset Totals
Nonaccrual loans, per above	$6,490	$10,053	$10,184	$10,706	$9,083
Real Estate Owned	—	557	636	636	1,564
Total	$6,490	$10,610	$10,820	$11,342	$10,647
Nonaccrual loans to total loans	0.19%	0.28%	0.29%	0.30%	0.26%
Delinquent loans to total loans	0.30%	0.39%	0.36%	0.63%	0.70%
Non performing assets to total assets	0.16%	0.26%	0.27%	0.28%	0.26%

Overall, non-performing asset totals and charge-off levels continue to illustrate minimal credit issues at the Company.

Debt securities available for sale. Debt securities AFS decreased $2.2 million to $30.6 million at September 30, 2019 from $32.8 million at June 30, 2019. The decrease is primarily due to principal payments.

Debt securities held to maturity. Debt securities HTM decreased $10.3 million to $321.9 million at September 30, 2019, from $332.2 million at June 30, 2019. The decrease is primarily due to principal payments exceeding new purchases.

Federal Home Loan Bank of New York (“FHLB”) stock.  FHLB stock decreased $2.9 million to $23.0 million at September 30, 2019, from $25.9 million at June 30, 2019. FHLB stock holdings are required depending on several factors, including the level of borrowings with the FHLB. As FHLB borrowings decreased over the quarter, excess FHLB stock was redeemed.

Deposits.  Deposits balances increased $13.3 million to $2.94 billion at September 30, 2019 from $2.92 billion at June 30, 2019. See “Comparison of Operating Results for the three months ended September 30, 2019 and 2018, Interest Expense” for additional information regarding deposit balances. The Company’s loan to deposit ratio decreased to 116.5% at September 30, 2019.

Borrowings. Borrowings decreased $95.0 million to $426.6 million at September 30, 2019, from $521.6 million at June 30, 2019. Asset decreases and minor deposit increases allowed the Company to decrease its levels of borrowings.

Stockholders’ Equity.  Stockholders’ equity was essentially stable, increasing $153,000 to $529.3 million at September 30, 2019, from $529.1 million at June 30, 2019. The increase was primarily due to net income and the release of treasury shares in conjunction with stock option exercises, partially offset by dividends and decreased other comprehensive income. There were no stock repurchases during the quarter ended September 30, 2019. Based on our September 30, 2019 closing price of $17.70 per share, the Company stock was trading at 150.8% of book value.

Average Balance Sheet for the Three Months Ended September 30, 2019 and 2018

The following table presents certain information regarding Oritani Financial Corp.’s financial condition and net interest income for the three months ended September 30, 2019 and 2018.  The table presents the annualized average yield on interest-earning assets and the annualized average cost of interest-bearing liabilities.  We derived the yields and costs by dividing annualized income or expense by the average balance of interest-earning assets and interest-bearing liabilities, respectively, for the periods shown.  We derived average balances from daily balances over the periods indicated.  Interest income includes fees that we consider adjustments to yields, including prepayment penalties.

	Average Balance Sheet and Yield/Rate Information For the Three Months Ended (unaudited)
	September 30, 2019			September 30, 2018
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/Rate
	(Dollars in thousands)
Interest-earning assets:
Loans (1)	$3,459,868	$37,257	4.31%	$3,527,085	$35,952	4.08%
Federal Home Loan Bank Stock	23,658	405	6.85%	27,648	448	6.48%
Equity securities	1,335	11	3.30%	1,528	10	2.62%
Debt securities available for sale	31,992	184	2.30%	41,977	240	2.29%
Debt securities held to maturity	327,458	1,986	2.43%	333,989	1,929	2.31%
Federal funds sold and short term investments	8,612	54	2.51%	4,339	22	2.03%
Total interest-earning assets	3,852,923	39,897	4.14%	3,936,566	38,601	3.92%
Non-interest-earning assets	179,844			204,748
Total assets	$4,032,767			$4,141,314
Interest-bearing liabilities:
Savings deposits	380,385	1,094	1.15%	200,300	190	0.38%
Money market	637,726	2,078	1.30%	756,447	2,057	1.09%
Checking accounts	673,614	2,244	1.33%	723,404	1,659	0.92%
Time deposits	1,248,275	6,873	2.20%	1,229,741	5,131	1.67%
Total deposits	2,940,000	12,289	1.67%	2,909,892	9,037	1.24%
Borrowings	464,495	3,145	2.71%	571,012	3,269	2.29%
Total interest-bearing liabilities	3,404,495	15,434	1.81%	3,480,904	12,306	1.41%
Non-interest-bearing liabilities	98,821			99,550
Total liabilities	3,503,316			3,580,454
Stockholders’ equity	529,451			560,860
Total liabilities and stockholders’ equity	$4,032,767			$4,141,314
Net interest income		$24,463			$26,295
Net interest rate spread (2)			2.33%			2.51%
Net interest-earning assets (3)	$448,428			$455,662
Net interest margin (4)			2.54%			2.67%
Average of interest-earning assets to interest-bearing liabilities			113.17%			113.09%

(1)	Average outstanding balance includes nonaccrual loans and interest earned includes prepayment income.
(2)	Net interest rate spread represents the difference between the yield on average interest-earning assets and the cost of average interest-bearing liabilities.
(3)	Net interest-earning assets represents total interest-earning assets less total interest-bearing liabilities.
(4)	Net interest margin represents net interest income divided by average total interest-earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2019 and 2018

Net Income. Net income decreased $1.1 million to $12.3 million for the quarter ended September 30, 2019, from $13.4 million for the corresponding 2018 quarter. The primary causes of the decreased net income in 2019 was an increase in interest expense largely offset by decreased non-interest expenses, and a $2.0 million reversal of provision for loan losses in the 2018 period.

Interest Income. Total interest income increased $681,000 to $38.6 million for the three months ended September 30, 2019, from $37.9 million for the three months ended September 30, 2018.  The components of interest income for the three months ended September 30, 2019 and 2018, changed as follows:

	Three Months ended September 30,				Increase / (decrease)
	2019		2018
	Interest Income	Yield	Interest Income	Yield	Interest Income	Average Balance	Yield
	(Dollars in thousands)
Interest on mortgage loans	$37,257	4.31%	$35,952	4.08%	$1,305	$(67,217)	0.23%
Dividends on FHLB stock	405	6.85%	448	6.48%	(43)	(3,990)	0.37%
Equity securities	11	3.30%	10	2.62%	1	(193)	0.68%
Debt securities AFS	184	2.30%	240	2.29%	(56)	(9,985)	0.01%
Debt securities HTM	1,986	2.43%	1,929	2.31%	57	(6,531)	0.12%
Interest on federal funds sold and short term investments	54	2.51%	22	2.03%	32	4,273	0.48%
Total interest income	$39,897	4.14%	$38,601	3.92%	$1,296	$(83,643)	0.22%

As discussed in prior public releases, the market to originate multifamily and commercial real estate loans has been particularly challenging in recent periods. Proposed changes to rent regulations in New York and their potentially negative impact on rent regulated multifamily properties depressed sales volume in calendar 2019. Such legislation was passed in June 2019 and contained many tenant friendly provisions. Activity has remain sluggish in the current quarter as investors appear wary of the current environment. In addition, the decreased external interest rate environment has lowered the market rates on new multifamily and commercial real estate loan originations.

The Company’s loan balances decreased $70.1 million during the quarter ended September 30, 2019, versus June 30, 2019. Originations for the quarter were $129.4 million; however, principal repayments were elevated and totaled $200.1 million. The Company’s loan pipeline was $147.6 million at September 30, 2019.

The average balance of the loan portfolio decreased $67.2 million for the three months ended September 30, 2019 versus the comparable 2018 period. Loan originations and principal payments for the three months ended September 30, 2019 are above. For the comparable 2018 period, loan originations and principal payments totaled $82.0 million and $123.5 million, respectively. There were no loan purchases in either period.

The yield on the loan portfolio increased 23 basis points for the quarter ended September 30, 2019 versus the comparable 2018 period. On a linked quarter basis (September 30, 2019 versus June 30, 2019), the yield on the loan portfolio increased 7 basis points. The level of prepayment income impacted these results. Exclusive of prepayment penalties, the yield on the loan portfolio increased 20 basis points versus the quarter ended September 30, 2018 and 7 basis points versus the June 30, 2019 quarter. Prepayment penalties totaled $1.4 million, $1.4 million and $1.2 million for the quarters ended September 30, 2019, June 30, 2019 and September 30, 2018, respectively.

Interest Expense.  Total interest expense increased $3.1 million to $15.4 million for the three months ended September 30, 2019, from $12.3 million for the three months ended September 30, 2018.  The components of interest expense for the three months ended September 30, 2019 and 2018, changed as follows:

	Three Months ended September 30,				Increase / (decrease)
	2019		2018
	Interest Expense	Cost	Interest Expense	Cost	Interest Expense	Average Balance	Cost
	(Dollars in thousands)
Savings deposits	$1,094	1.15%	$190	0.38%	$904	$180,085	0.77%
Money market	2,078	1.30%	2,057	1.09%	21	(118,721)	0.21%
Checking accounts	2,244	1.33%	1,659	0.92%	585	(49,790)	0.41%
Time deposits	6,873	2.20%	5,131	1.67%	1,742	18,534	0.53%
Total deposits	12,289	1.67%	9,037	1.24%	3,252	30,108	0.43%
Borrowings	3,145	2.71%	3,269	2.29%	(124)	(106,517)	0.42%
Total interest expense	$15,434	1.81%	$12,306	1.41%	$3,128	$(76,409)	0.40%

As discussed in recent public releases, deposit growth has been difficult to attain in the current environment. Competitors have offered deposit products with rates that exceed an alternative cost of funds. The Company increased the rate of interest offered on various deposit products in order to maintain balances. Recently, the Company has reduced the interest rates on such products and intends to continue to reduce interest rates. The Company has been largely successful in minimizing the outflow of deposits; however, sizeable growth has not been achieved. On a linked quarter comparison basis (versus the quarter ended June 30, 2019), the average balance of deposits increased $8.5 million, period end balances increased $13.3 million and the cost of deposits increased 6 basis points.

As detailed above, the average balance of deposits increased $30.1 million for the quarter ended September 30, 2019 versus the comparable 2018 period. The overall cost of deposits increased 43 basis points over the periods. The increased costs are primarily due to the impact of market pressures. Customer migration was largely responsible for some of the significant shifts in the average balance of products detailed above.

The average balance of borrowings decreased $106.5 million for the three months ended September 30, 2019 versus the comparable 2018 period, while the cost increased 42 basis points. The increase in the average balance of deposits and contraction of loan balances allowed the Company to reduce borrowings. The cost of borrowings has been impacted by the overall increase in interest rates, particularly overnight and short-term borrowings, and the maturities of lower cost borrowings.

Net Interest Income Before Provision for Loan Losses.  Net interest income decreased by $1.8 million to $24.5 million for the three months ended September 30, 2019, from $26.3 million for the three months ended September 30, 2018. The Company’s net interest income, spread and margin over the period are detailed in the chart below.

	Net Interest Income Before	Prepayment Penalty	Net Interest Income Before Provision, Excluding Prepayment	Including Prepayment Penalties		Excluding Prepayment Penalties
Quarter Ended	Provision	Income	Penalties	Spread	Margin	Spread	Margin
	(Dollars in thousands)
September 30, 2019	$24,463	$1,382	$23,081	2.33%	2.54%	2.19%	2.40%
June 30, 2019	24,657	1,444	23,213	2.32%	2.53%	2.17%	2.38%
March 31, 2019	24,109	275	23,834	2.29%	2.48%	2.26%	2.45%
December 31, 2018	26,027	1,727	24,300	2.51%	2.68%	2.33%	2.51%
September 30, 2018	26,295	1,154	25,141	2.51%	2.67%	2.40%	2.55%

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

Factors affecting the Company’s spread and margin have been discussed in recent public releases. Recent reductions in the discount rate by the Federal Open Market Committee have been reflected in the competitive environment and allowed the Company to reduce rates on certain deposit without a significant outflow of balances. This factor contributed to the 2 basis point expansion of spread and margin (excluding prepayment penalties) that was realized in the September 30, 2019 quarter, versus the preceding quarter. The Company intends to continue to strategically reduce the rates on its deposit offerings.

The Company’s net interest income and net interest rate spread were both negatively impacted in all periods due to the reversal of accrued interest income on loans delinquent more than 90 days. The total of such income reversed was $61,000 for the three months ended September 30, 2019 and $73,000 for the three months ended September 30, 2018.

Provision for Loan Losses. The Company recorded no provision for loan losses  for the three months ended September 30, 2019 and a reversal of provision for loan losses of $2.0 million for the three months ended September 30, 2018. A rollforward of the allowance for loan losses for the three months ended September 30, 2019 and 2018 is presented below:

	Three Months ended September 30,
	2019	2018
	(Dollars in thousands)
Balance at beginning of period	$28,596	$30,562
Provisions charged to operations	—	(2,000)
Recoveries of loans previously charged off	12	3
Loans charged off	—	—
Balance at end of period	$28,608	$28,565
Allowance for loan losses to total loans	0.83%	0.81%
Net annualized (recoveries) charge-offs to average loans outstanding	—%	—%

The $2.0 million reversal of provision for loan losses in the 2018 period was due primarily to loan portfolio contraction and reduced qualitative factors within the allowance calculation as determined as part of our quarterly reassessment.

Non-Interest Income. Non-interest income increased $181,000 to $1.0 million for the three months ended September 30, 2019, from $821,000 for the three months ended September 30, 2018. The primary change was an $119,000 decrease in value of equity securities held by the Company that was reflected in the 2018 period.

Non-Interest Expense. Non-interest expense decreased $1.8 million to $8.8 million for the three months ended September 30, 2019, from $10.6 million for the three months ended September 30, 2018. The primary change was a decrease in other expenses, which decreased $1.7 million to $1.2 million for the three months ended September 30, 2019, from $2.9 million for the three months ended September 30, 2018. The reduction is primarily due to decreased professional fees associated with the remediation of Bank Secrecy Act and Anti-Money Laundering compliance matters (discussed in previous public releases). In addition, there was no expense for federal deposit insurance premiums in the 2019 period, versus $300,000 in the 2018 period. Assessment credits were awarded to small banks (with total consolidated assets of less than $10 billion) when the Deposit Insurance Fund Reserve Ratio reached 1.38%. The Company’s credit for the 2019 period fully offset its assessment.

Income Tax Expense. Income tax expense for the three months ended September 30, 2019 was $4.3 million on pre-tax income of $16.6 million, resulting in an effective tax rate of 26.0%. Income tax expense for the three months ended September 30, 2018 was $5.1 million on pre-tax income of $18.5 million, resulting in an effective tax rate of 27.5%. The effective tax rate for the 2018 period includes the impact of the New Jersey (“NJ”) tax legislation enacted on July 1, 2018 that imposes a temporary surtax of 2.5% for tax years beginning on or after January 1, 2018 through December 31, 2019, and 1.5% for tax years beginning on or after January 1, 2020 through December 31, 2021. The legislation also requires mandatory unitary combined filing for members of an affiliated group for tax years beginning on or after January 1, 2019. The legislation required a revaluation of our deferred tax assets/liabilities based on the rates at which they are expected to reverse in the future. The revaluation of the Company's deferred tax balances resulted in a one-time non-cash charge of $477,000 which was included in income tax expense for the three months ended September 30, 2018. Excluding the impact of the revaluation, the effective tax rate for the 2018 period was 25.0%. The increase in effective tax rate in the 2019 period was the result of the NJ tax legislation. The Company reports earnings on a fiscal year basis and the increased income tax implications of the NJ legislation were partially recognized by the Company ratably over the course of the fiscal year ending June 30, 2019. The full impact of the legislation will be recognized in the fiscal year ending June 30, 2020. The Company’s estimated effective tax rate for the fiscal year ending June 30, 2020 is 26.0%.

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

The Company had no overnight borrowings at September 30, 2019. At June 30, 2019, the Company had $30.8 million in overnight borrowings.  The Company had total borrowings of $426.6 million at September 30, 2019 and $521.6 million at June 30, 2019.  The Company’s total borrowings at September 30, 2019 include $402.8 million in longer term borrowings with the FHLB and $23.8 million with another financial institution.

In the normal course of business, the Company routinely enters into various commitments, primarily relating to the origination of loans.  At September 30, 2019, outstanding commitments to originate loans totaled $35.0 million and outstanding commitments to extend credit totaled $34.8 million.  The Company expects to have sufficient funds available to meet current commitments in the normal course of business.

Time deposits scheduled to mature in one year or less totaled $903.3 million at September 30, 2019.  Based upon historical experience, management estimates that a large portion of such deposits will remain with the Company.  The portion that remains will be significantly impacted by the renewal rates offered by the Company.

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

The Company’s primary use of funds has been dividends to shareholders and repurchases of common stock. The declarations of such dividends are at the discretion of the Company and the dividend amount could be reduced or eliminated if the payment of a dividend to shareholders would result in a liquidity concern. At September 30, 2019 and June 30, 2019, the Company, on an unconsolidated basis, had cash and cash equivalents of  $13.4 million and $24.2 million, respectively.

The Federal Reserve has adopted capital adequacy guidelines that are used to assess the adequacy of capital in supervising a bank holding company. The federal banking agencies implemented final rules ("Final Rules") to establish a new comprehensive regulatory capital framework (Basel III) with a phase-in period beginning on January 1, 2015 and ending on January 1, 2019. The Final Rules implemented certain regulatory amendments based on the recommendation of the Basel Committee on Banking Supervision and certain requirements of the Dodd Frank Wall Street Reform and Consumer Protection Act and substantially amended the regulatory risk based capital rules applicable to the Company. The Final Rules require the Company and Bank to hold a 2.5 percent capital conservation buffer designed to absorb losses during periods of economic stress. As of September 30, 2019, management believes the Company and Bank meet all capital adequacy requirements to which they are subject and there are no conditions or events subsequent to this date that management believes have changed the Company's or Bank's risk-based capital category.

As of September 30, 2019 and June 30, 2019, the Company and Bank exceeded all regulatory capital requirements as follows:

	September 30, 2019
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Common Equity Tier 1 ("CET1") (to risk-weighted assets)	$531,990	14.91%	$160,517	4.50%
Tier 1capital (to risk-weighted assets)	531,990	14.91%	214,023	6.00%
Total capital (to risk-weighted assets)	560,598	15.72%	285,364	8.00%
Tier 1 leverage capital (to average assets)	531,990	13.19%	161,314	4.00%
Capital Conservation Buffer	275,234	7.72%	89,176	2.50%

	June 30, 2019
	Actual		Required
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company:
Common Equity Tier 1 ("CET1") (to risk-weighted assets)	$529,692	14.57%	$163,558	4.50%
Tier 1capital (to risk-weighted assets)	529,692	14.57%	218,078	6.00%
Total capital (to risk-weighted assets)	558,288	15.36%	290,770	8.00%
Tier 1 leverage capital (to average assets)	529,692	12.98%	163,288	4.00%
Capital Conservation Buffer	267,518	7.36%	90,866	2.50%

	September 30, 2019
	Actual		Required		Well-Capitalized
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Bank:
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$498,699	13.98%	160,492	4.50%	$231,822	6.50%
Tier 1 capital (to risk-weighted assets)	498,699	13.98%	213,990	6.00%	285,320	8.00%
Total capital (to risk-weighted assets)	527,307	14.79%	285,320	8.00%	356,650	10.00%
Tier 1 Leverage capital (to average assets)	498,699	12.37%	161,284	4.00%	201,605	5.00%
Capital conservation buffer	241,987	6.78%	89,162	2.50%

	June 30, 2019
	Actual		Required		Well-Capitalized
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Bank:
Common Equity Tier 1 ("CET1") (to risk weighted assets)	$485,683	13.36%	$163,533	4.50%	$236,215	6.50%
Tier 1 capital (to risk-weighted assets)	485,683	13.36%	218,044	6.00%	290,726	8.00%
Total capital (to risk-weighted assets)	514,279	14.15%	290,726	8.00%	363,407	10.00%
Tier 1 Leverage capital (to average assets)	485,683	11.90%	163,258	4.00%	204,073	5.00%
Capital conservation buffer	225,553	6.15%	90,582	2.50%

As a result of the recently enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies proposed a rule to establish for institutions with assets of less than $10 billion that meet other specified criteria a “community bank leverage ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) of 9% that such institutions may elect to utilize in lieu of the generally applicable leverage and risk-based capital requirements noted above. A “qualifying community bank” with capital exceeding 9% will be considered compliant with all applicable regulatory capital and leverage requirements, including the requirement to be “well capitalized.” The rule was adopted in final form, effective January 1, 2020.

Critical Accounting Policies

Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended June 30, 2019, included in the Company’s Annual Report on Form 10-K, as supplemented by this report, contains a summary of significant accounting policies. Various elements of these accounting policies, by their nature, are inherently subject to estimation techniques, valuation assumptions and other subjective assessments. Certain assets and liabilities are carried in the consolidated Balance Sheets at fair value or the lower of cost or fair value. Policies with respect to the methodologies used to determine the allowance for loan losses and judgments regarding the valuation of securities and derivatives as well as the valuation allowance against deferred tax assets are the most critical accounting policies because they are important to the presentation of the Company’s financial condition and results of operations, involve a higher degree of complexity, and require management to make difficult and subjective judgments which often require assumptions or estimates about highly uncertain matters. The use of different judgments, assumptions, and estimates could result in material differences in the results of operations or financial condition. These critical accounting policies and their application are reviewed periodically and, at least annually, with the Audit Committee of the Board of Directors. For a further discussion of the critical accounting policies of the Company, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, for the year ended June 30, 2019.

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
(iii)	obtaining general financing through FHLB advances with a fixed long term; and
(iv)	utilizing interest rate swaps or other derivative instruments

Loan Portfolio by Reprice/Maturity Date
At September 30, 2019
(Dollars in thousands)
Repricing or Maturing Within:	Amount	Weighted Average Rate	% of Total Loans	Cumulative % of Total Loans
1 Year or less	$$808,549	3.76%	23.38%	23.38%
1 - 3 years	1,077,781	3.74%	31.16%	54.54%
3 - 5 years	961,910	4.26%	27.81%	82.35%
5 - 7 years	143,087	4.27%	4.14%	86.49%
7 to 10 years	152,354	4.75%	4.40%	90.89%
Greater than 10 years	315,090	4.36%	9.11%	100.00%
Total	$$3,458,771	4.01%	100.00%

At September 30, 2019, 54.54 % of the loan portfolio matures or reprices in 3 years or less, and 82.35% matures or reprices in 5 years or less.

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

The table below sets forth, as of September 30, 2019, the estimated changes in our net portfolio value that would result from the designated instantaneous changes in the United States Treasury yield curve. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates and loan prepayment and deposit decay rates, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in NPV		NPV as a Percentage of Present Value of Assets (3)
Change in Interest Rates (basis points) (1)	Estimated NPV (2)	Amount	Percent	NPV Ratio (4)	Increase (Decrease) basis points
	(Dollars in thousands)
+200	$476,773	$(60,298)	(11.2)%	12.4%	(108)
+100	514,264	(22,807)	(4.2)%	13.1%	(36)
—	537,071	—	—%	13.5%	—
(100)	566,428	29,357	5.5%	14.0%	45
(200)	587,634	50,563	9.4%	14.2%	72

(1)	Assumes an instantaneous uniform change in interest rates at all maturities.
(2)	NPV is the discounted present value of expected cash flows from assets, liabilities and off-balance sheet contracts.
(3)	Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.
(4)	NPV Ratio represents NPV divided by the present value of assets.

The table above indicates that at September 30, 2019, in the event of a 200 basis point decrease in interest rates, we would experience a 9.4% increase in net portfolio value. In the event of a 200 basis point increase in interest rates, we would experience a 11.2% decrease in net portfolio value. These changes in net portfolio value are within the limitations established in our asset and liability management policies.

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

Item 1A. Risk Factors

There have been no material changes from those risk factors previously disclosed in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on August 28, 2019.

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

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	inline XBRL Taxonomy Extension Schema Document
101.CAL	inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	inline XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference to the Registration Statement on Form S-1 of Oritani Financial Corp. (file no. 333- 165226), as amended, filed with the Securities and Exchange Commission on March 5, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORITANI FINANCIAL CORP.

Date:	November 12, 2019	/s/ Kevin J. Lynch
Kevin J. Lynch
President and Chief Executive Officer

Date:	November 12, 2019	/s/ John M. Fields, Jr.
John M. Fields, Jr.
Executive Vice President and Chief Financial Officer